Form 10-Q
period 1994-06-30
FIRST FARMERS & MERCHANTS CORP
filed 1994-08-15
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549



                                      FORM 10-Q


                 Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                        For the quarter ended June 30, 1994
                            Commission file number 0-10972


                           First Farmers and Merchants Corporation

                  (Exact name of registrant as specified in its charter)



                Tennessee                       62-1148660

          (State or other  jurisdiction    (I.R.S. Employer  Identification
          No.)
           of incorporation or organization)

                    816 South Garden Street
                   Columbia, Tennessee                       38402 - 1148
          (Address of principal executive offices)           (Zip Code)

                             (615) 388-3145

                 (Registrant's telephone number, including area code)



      (Former name, former address and former fiscal year, if changed since last report)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X     No


               Indicate  the number  of shares  outstanding of each  of the
          issuer's common stock, as of June 30, 1994.    1,400,000  shares



                          This filing contains   14   pages.










                            PART 1 - FINANCIAL INFORMATION



          Item 1. Financial Statements


               The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June 30, 1994, are as follows:


               Consolidated balance sheets - June 30, 1994, and December
               31, 1993

               Consolidated statements of income - For the three months and six months ended June 30, 1994, and June 30, 1993

               Consolidated statements of cash flows - For the six months ended June 30, 1994, and June 30, 1993




































                                          2






                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                             June 30         December 31
                                              1994              1993

          Cash and due from banks       $   24,934,736     $  22,642,168
          Federal funds sold                         0           400,000
          Securities
          Held to maturity (market
          value $134,669,684 and
          $126,824,320, respectively)      142,632,565       122,016,587
          Available for sale
           (amortized cost $26,656,903
           in 1994 and market value
           $28,512,178 in 1993)             24,601,492        28,093,708
              Total securities             167,234,057       150,110,295
          Loans, net of unearned
           income                          249,890,082       243,915,462
          Allowance for possible
           loan losses                      (2,140,088)       (2,023,651)
              Net loans                    247,749,994       241,891,811
          Bank premises and equipment,
           at cost less allowance for
           depreciation and amortization     6,393,841         6,363,539
          Other assets                      10,098,554        11,188,893

                TOTAL ASSETS            $  456,411,182    $  432,596,706


                         LIABILITIES AND STOCKHOLDERS' EQUITY
          LIABILITIES
           Deposits
             Non-interest bearing       $   55,225,272    $   54,302,635
             Interest-bearing (including
               certificates of deposit
               over $100,000: 1994 -
               $27,253,509; 1993 -
               $25,104,901)                353,585,976       334,632,442
              Total deposits               408,811,248       388,935,077
           Dividends Payable                   546,000           525,000
           Accounts payable and accrued
           liabilities                       5,415,394         3,729,056

                TOTAL LIABILITIES          414,772,642       393,189,133

          STOCKHOLDERS' EQUITY
           Common stock - $10 par value;
            authorized 4,000,000 shares;
            1,400,000 shares issued and
            outstanding                     14,000,000         7,000,000
           Retained earnings                27,671,786        32,435,258
            Realized stockholders' equity   41,671,786        39,435,258
            Net unrealized gains (losses)
             on securities available for sale,
             net of tax                        (33,246)          (27,685)

                                          3






             TOTAL STOCKHOLDERS' EQUITY     41,638,540          39,407,573

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY     $  456,411,182      $  432,596,706
                                                 UNAUDITED            (A)

          (A) The Consolidated Balance Sheet at December 31, l993, has been taken from the audited financial statements at that date.



















































                                          4


                            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY                                       CONSOLIDATE
                                                  (Unaudited)
                                        Three Months Ended        Six Months Ended
                                            June 30                    June 30
                                        1994        1993            1994       1993
          INTEREST INCOME
           Interest and fees
            on loans                 $ 5,133,008   $ 4,926,034    $ 9,966,101    $9,612,626
           Interest on invest-
            ment securities
             Taxable Interest          1,796,839     1,741,191      3,446,882     3,774,636
             Exempt from federal
              income tax                 538,480       462,971      1,069,416       932,378
             Dividends                    93,187        22,530        126,018        39,182
                                       2,428,506     2,226,692      4,642,316     4,746,196
            Other interest
             income                      103,335        75,451        233,325       107,304

                TOTAL INTEREST
                 INCOME                7,664,849     7,228,177     14,841,742    14,466,126

          INTEREST EXPENSE
           Interest on
            Deposits                   3,130,081     3,004,157      6,107,841     5,959,172
           Interest on other
             short term bor-
             rowings                      18,229        14,624         26,481        21,710

                 TOTAL INTEREST
                  EXPENSE              3,148,310     3,018,781      6,134,322     5,980,882

                 NET INTEREST
                  INCOME               4,516,539     4,209,396      8,707,420     8,485,244
          Provision for Pos-
           sible Loan Losses             255,000       180,000        315,000       350,000

                NET INTEREST
                 INCOME AFTER
                 PROVISION FOR
                 LOAN LOSSES           4,261,539     4,029,396      8,392,420     8,135,244

                                                       5









          OTHER INCOME
           Trust Department
            Income                      312,174        220,860        552,496
           Service charges
            on deposits accounts        608,715        563,225      1,156,763     1,093,257
           Other service
            charges, commissions,
            and fees                     81,000         85,748        215,592       165,321
           Other operating income        66,937         80,337        155,071       157,456
           Investment securities
            gains (losses)              (78,281)         9,219        (68,586)       16,563

                 TOTAL OTHER
                  INCOME                990,545        959,389       2,011,336    1,875,186

                            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

                                                  (Unaudited)

                                  Three Months Ended               Six Months Ended
                                       June 30                         June 30
                                  1994            1993             1994        1993

          OTHER EXPENSES
           Salaries and em-
            ployee benefits       $ 1,535,336    $ 1,420,964     $ 3,043,388    $ 2,815,951
           Net occupancy
            expense                   308,523        241,235         626,476        514,635
            Furniture and
             equipment
             expense                  239,224        229,262         477,922        445,141
            Loss on other
             real estate                4,000           -              4,000          9,322
            Other operating
             expenses               1,157,489      1,203,877       2,374,311      2,423,267

               Total Other
                 Expenses           3,244,572      3,095,338       6,526,097      6,208,316

                Income Before
                 Provision for

                                                       6









                 Income Taxes       2,007,512     1,893,447        3,877,659      3,802,114          Provision For Income

               Net Income (A)     $ 1,441,019   $ 1,315,611      $ 2,782,528    $ 2,631,779

          EARNINGS PER COMMON
           SHARE (B)              $      1.03   $      0.94      $      1.99    $      1.88
          (1,400,000 outstanding shares)


          (A)  The information  furnished reflects  all adjustments  which are,  in  the opinion  of
               management, necessary  for a  fair statement  of the  results of  operations.   These
               interim amounts are unaudited.
          (B)  All  EPS information has been restated  to give retroactive effect  to the 100% stock dividend paid to shareholders of record on April 12, 1994.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       SIX MONTHS ENDED JUNE 30, 1994, AND 1993

                                     (Unaudited)
                                               1994              1993
          OPERATING ACTIVITIES
           Net income                      $ 2,782,528       $ 2,631,779
           Adjustments to reconcile net
            income to net cash provided
            by operating activities
             Excess of provision for
              possible loan losses over
              net charge offs                  116,437           174,042
             Provision for depreciation
              and amortization of premises
              and equipment                    265,978           283,874
             Amortization of deposit base
              intangibles                       84,010            84,010
             Amortization of investment
              security premiums, net of
              accretion of discounts           395,362           342,227
              (Increase) decrease in
                Interest receivable           (470,159)          101,114
                Other assets                 1,470,926        (1,325,953)
               Increase (decrease) in
                Interest payable                31,953          (202,949)
                Other liabilities              463,428           305,344

                 TOTAL ADJUSTMENTS            2,357,935          (238,291)

                 NET CASH PROVIDED BY
                  OPERATING ACT               5,140,463         2,393,488

          INVESTING ACTIVITIES

           Proceeds from maturities and
            calls of investment securities   12,390,537        13,448,821
           Purchases of investment
            securities                      (29,909,661)      (16,619,178)
           Net increase in loans             (5,974,620)      (12,268,680)
           Purchase of premises and
            equipment                          (296,281)         (418,701)

                 NET CASH USED BY INVESTING
                  ACTIVITIES                (23,790,025)      (15,857,738)

          FINANCING ACTIVITIES

           Net increase in noninterest-
              bearing and interest-bearing
              deposits                       19,876,172        11,863,240
           Net decrease in short term
            borrowings                        1,190,958            (8,519)
           Cash dividends                      (525,000)         (469,000)

                 NET CASH PROVIDED BY
                  FINANCING ACTIVITIES       20,542,130        11,385,721

                 INCREASE IN CASH AND
                  CASH EQUIVALENTS            1,892,568        (2,078,529)

          CASH AND CASH EQUIVALENTS AT
           BEGINNING OF YEAR                  23,042,168        28,948,384

          CASH AND CASH EQUIVALENTS AT
           END OF YEAR                       $24,934,736       $26,869,855

               The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993.

          Item  2.     Management's  Discussion and  Analysis  of Financial
          Condition

          Material Changes in Financial Condition

               Average total assets were $449.4 million for the first six months of 1994 compared to $412 million for the first six months of 1993. Period-end assets were $456.4 million and $432.5 million and $424.3 million at December 31, 1993, and June 30, 1993, respectively. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.

          SECURITIES     At  June 30,  1994,  the Corporation's  investment
          securities portfolio was $167.2 million compared to $150.1 million and $144.4 million at December 31, 1993, and June 30, 1993, respectively. The liquidity portion of the securities portfolio, $24.6 million or 15% of the total portfolio, is an integral part of the asset/liability management process. As such, it represents an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Items held for these purposes were classified as "available for sale" after the adoption of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized losses on securities available for sale were $33 thousand at June 30, 1994. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the balance of the securities portfolio and these securities are reported at amortized cost. The balance of held to maturity securities at June 30, 1994, was $142.6 million. The liquidity position of the Corporation's subsidiary has remained strong.


          LOANS The average loan portfolio of the Corporation's subsidiary increased $9.3 million or 4% in the first six months of 1994 compared to a $13 million or 6% increase in the first six months of 1993. Commercial loans and consumer loans posted the largest increases compared to December 31, 1993, and June 30, 1993, with loans secured by real estate holding steady with almost no growth for the first six months of 1994 and a slight decline compared to June 30, 1993.

               The Corporation's subsidiary loan review function and Special Assets Committee reviewed over 28% of the loan portfolio during the first six months of 1994. After this review, loans totaling $2.7 million, 1.1% of the total portfolio, were classified as other assets especially mentioned at June 30, 1994, which is down from the $5.3 million so classified at December 31, 1993. Loans totaling $12 million, 4.8% of the total portfolio, were classified as substandard at June 30, 1994, compared to $3.5 million so classified at December 31, 1993. Loans totaling $.445 million, .2% of the total portfolio, were classified as doubtful at June 30, 1994, compared to $.5 million at December 31, 1993.

          Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans totaling $1.1 million, .4% of the total portfolio, were nonperforming at the end of the first six months of 1994 compared to $ 2.1 million and $3.2 million at December 31, 1993, and June 30, 1993, respectively. Nonperforming loans are those which are accounted for on a non-accrual basis. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.

          DEPOSITS Average deposits of the Corporation's subsidiary were $403.9 million for the first six months of 1994 compared to $378.8 and $370.9 for the year ended December 31, 1993, and for the first six months of 1993, respectively. Average rate sensitive time deposits increased 5.5% for the period ending June 30, 1994, compared to an 8.0% increase for the period ending June 30, 1993.

          CAPITAL Average shareholders' equity was $40.7 million at June 30, 1994, compared to $36.4 million at June 30, 1993, an increase of 11.7%. Average shareholders' equity increased 8.6% during the first six months of 1994 compared to an increase of 8.9% during the first six months of 1993. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.

               At June 30, 1994, the Corporation had an equity capital to asset ratio of 9.1% compared to a 8.8% ratio at June 30, 1993 and an 8.9% ratio at December 31, 1993. At the close of the first six months of 1994, additional dividends of approximately $10 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.

               Regulatory risk-adjusted capital adequacy standards were strengthened during 1993. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries) and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for
          Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%.

               As of June 30, 1994, the Bank's core and total risk-based ratios were 17.7% and 18.6% respectively. The comparable ratios were 15.6% and 16.4% at year end, 1993. At June 30, 1994, the Bank had a ratio of average core capital to average total assets of 8.8% compared to 8.6% at December 31, 1993.

          Material Changes in Results of Operations

               During  the  first  six months  of  1994,  the Corporation's consolidated income totaled $2.8 million compared to $2.6 million for the first six months of 1993. The Corporation's total interest income during the first six months of 1994 was $14.8 million compared to $14.5 million during the first six months of 1993. This was an increase of 2.6%. Loan income was up more than 3.6% due mainly to increase in loan volume, while investment income showed an increase of .5%.

               Interest expense increased 2.6% during the first six months of 1994. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the six months ended June 30, 1994, was 4.6% compared to 4.8% for the corresponding period in 1993.

               The provision for loan losses was $315,000 for the first six months of 1994 compared to $350,000 for the first six months of 1993, which was a 10% decrease. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (a) national and local economic factors; (b) past experience; and (c) Loan Review and Special Assets Committee review. Net charge offs for the first six months of 1994 were $ 198 thousand or .08% of average net loans, compared to $176 thousand or .08% of average net loans for the first six months of 1993. The ratio of net charge offs to net average loans outstanding has been less than .5% for the last five years and below the usual ratio for the industry.

               The $4,000 expense entitled Loss on Other Real Estate for the first six months of 1994 compares to a $9,322 expense for the first six months of 1993. These expenses were a result of write-downs associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost, loan value, or appraisal value. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures are included in the carrying value for Other Real Estate at June 30, 1994, and total $555,540 which compares to $709,029 and $594,693 at June 30, 1993, and December 31, 1993, respectively.

               Non-interest income increased 7.60% during the first six months of 1994 compared to the same period of 1993. Income from other service charges is included in this total and increased 30.5%. Non-interest expense increased 5.2% during the first six months of 1994 compared to the same period of 1993. The largest increase was in net occupancy expense which increased 21.7%. Insurance on the banking offices, maintenance, and the new lease at the Northside Bank Center are contributors to this increase.

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       FIRST FARMERS AND MERCHANTS CORPORATION
                                     (Registrant)




          Date         August 15, 1994     /s/ Waymon L. Hickman
                                               Waymon L. Hickman,
                                                  President
                                             (Chief Executive Officer)







          Date        August  15, 1994     /s/ Patricia N. McClanahan
                                              Patricia    N.    McClanahan,
                                                       Treasurer
                                             (Principal Accounting Officer)