Form 10-Q
period 1994-09-30
FIRST FARMERS & MERCHANTS CORP
filed 1994-11-15
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549







FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934



For the quarter ended September 30, 1994

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

Yes   X     No





	Indicate the number of shares outstanding of each of the
issuer's common stock, as of September 30, 1994.    1,400,000
shares







This filing contains 11 pages.





PART 1 - FINANCIAL INFORMATION







Item 1. Financial Statements





	The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended
September 30, 1994, are as follows:





	Consolidated balance sheets - September 30, 1994, and December
31, 1993



	Consolidated statements of income - For the three months and six months ended September 30, 1994, and September 30, 1993



	Consolidated statements of cash flows - For the six months ended

	September 30, 1994, and September 30, 1993








FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                 							September 30		   December 31

                   								1994			          1993

 ASSETS

Cash and due from banks			      $ 24,249,634		$ 22,642,168

Federal funds sold			  		               		 0	      400,000

Securities

 Held to maturity (market

  value $141,214,754 and

  $126,824,320, respectively)	   142,854,430	  122,016,587

 Available for sale (amortized

  cost $13,635,796 in 1994 and

  market value $28,512,178 in

  1993)					                      13,647,199		  28,093,708

            Total securities		   156,501,629	 	 150,110,295

Loans, net of unearned income	   255,344,492    243,915,462

 Allowance for possible loan

   loss			   		                   (2,284,955)		  (2,023,651)

            Net loans			         253,059,537  		241,891,811

Bank premises and equipment,

  at cost less allowance

  for depreciation and

   amortization	   					          6,281,412		     6,363,539

Other assets			   		             10,666,255		    11,188,893



            TOTAL ASSETS       $450,758,467    $432,596,706



                   LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

 Deposits

  Non-interest bearing	    		  $ 54,998,156    	 54,302,635

  Interest-bearing (including

   certificates of deposit

   over $100,000: 1994 -

   $24,031,062; 1993 -

   $25,104,901)				    	       342,897,585		    334,632,442

      Total deposits			        397,895,741		    388,935,077

 Dividends Payable					    		            0	         525,000

 Accounts payable and

  accrued liabilities				        9,866,475	       3,729,056



       TOTAL LIABILITIES 	     407,762,216    		393,189,133





STOCKHOLDERS' EQUITY

 Common stock - $10 par value;

  authorized 4,000,000 shares;

  1,400,000 shares issued

  and outstanding   					        14,000,000	      7,000,000

 Retained earnings			 		         28,989,409  			 32,435,258

 Realized stockholders' equity   42,989,409	  		 39,435,258

  Net unrealized gains (losses)

  on securities available for

  sale						                         6,842			      (27,685)

     TOTAL STOCKHOLDERS' EQUITY	 42,996,251 			 39,407,573



      TOTAL LIABILITIES AND

      STOCKHOLDERS' EQUITY	    $450,758,467 		$432,596,706

						                           	UNAUDITED			(A)


(A) The Consolidated Balance Sheet at December 31, l993, has been taken from the audited financial statements at that date.





	FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

	CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)



	(Unaudited)


				                            Three Months Ended	  	    Nine Months Ended
						                       	   September 30   	           September 30
								                        1994      		  1993     		    1994     			1993



OTHER EXPENSES

 Salaries and employee benefits	$1,534,157  $1,449,799 		$4,577,545 $4,265,750

 Net occupancy expense				         302,500     247,605      928,976    762,240

 Furniture and equipment expense   245,704     215,153      723,626	   660,293

 Loss on other real estate			          -		          -				     4,000	     9,322

 Other operating expenses			     1,218,212	  1,174,056    3,592,523  3,597,323

	   Total Other Expenses			      3,300,573   3,086,612    9,826,670  9,294,928



 Income Before Provision

    for Income Taxes			          1,826,566    1,849,802   5,704,225  5,651,916



Provision For Income Taxes				     508,942	     574,118   1,604,073	 1,744,453



						                          $1,317,624		  $1,275,684 $4,100,152 $3,907,463

     Net Income (A)





EARNINGS PER COMMON SHARE (B)  $  	   0.94		  $	   0.91 	$		  2.93  $     2.79

(1,400,000 outstanding shares)


(A)  The information furnished reflects all adjustments which
are, in the opinion	of management, necessary for a fair statement
of the results of operations. These interim amounts are unaudited.

(B) All EPS information has been restated to give retroactive effect to the 100% stock dividend paid to shareholders of record on April 12, 1994.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 1994 and 1993

									                             1994			       1993

OPERATING ACTIVITIES

 Net income				 		               $  4,100,152		    $  3,907,463

  Adjustments to reconcile net

  income to net cash provided

  by operating activities

  Excess of provision for

    possible loan losses over

    net charge offs					              261,304 		      (97,861)

   Provision for depreciation

    and amortization of premises

    and equipment						               398,968		       424,696

   Amortization of deposit base

    intangibles						                 126,015   		    126,015

   Amortization of investment

    security premiums, net of

    accretion of discounts				        436,416		       520,650

   Increase in deferred

    tax asset						                  (133,969) 	   	     		 0

  (Increase) decrease in

    Interest receivable				          (781,218)		      116,066

    Other assets						              1,346,336	     (1,920,494)

  Increase (decrease) in

    Interest payable				              (15,206)		     (312,946)

    Other liabilities				              761,666  		    602,581



       TOTAL ADJUSTMENTS				         2,400,312		     (541,293)



       NET CASH PROVIDED BY

        OPERATING ACTIVITIES			      6,500,464		    3,366,170



INVESTING ACTIVITIES



 Proceeds from maturities and

  calls of investment securities		 23,945,793		    24,010,270

 Purchases of investment

  securities					                 (30,773,543)		  (22,522,353)

   Net increase in loans			       (11,429,030)		  (16,730,946)

   Purchase of premises and

    equipment		 				                 (316,840)		    (192,299)



      NET CASH USED BY INVESTING

       ACTIVITIES					            (18,573,620)		 (15,435,328)



FINANCING ACTIVITIES



 Net increase in noninterest-

  bearing and interest-bearing

  deposits						                   8,960,664		   11,489,288

   Net decrease in short term

    borrowings						               5,390,958		       (5,459)

   Cash dividends						           (1,071,000)		    (966,000)



      NET CASH PROVIDED BY

       FINANCING ACTIVITIES			    13,280,622		   10,517,829



     INCREASE IN CASH AND

      CASH EQUIVALENTS				        1,207,466		    (1,551,329)







CASH AND CASH EQUIVALENTS AT

 BEGINNING OF YEAR						        23,042,168		    28,948,384



CASH AND CASH EQUIVALENTS

 AT END OF YEAR					          $ 24,249,634    $ 27,397,055

Item 2.   Management's Discussion and Analysis of Financial
Condition


Material Changes in Financial Condition



	Average total assets were $451 million for the first nine months of 1994 compared to $416 million for the first nine months of 1993. Period-end assets were $450.7 million and $432.5 million and $424.9 million at December 31, 1993, and September 30, 1993, respectively. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.



SECURITIES	At September 30, 1994, the Corporation's investment
securities portfolio was $156.5 million compared to $150.1 million and $139.6 million at December 31, 1993, and September
30, 1993, respectively. The liquidity portion of the securities portfolio, $13.6 million or 9% of the total portfolio, is an integral part of the asset/liability management process. As such, it represents an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Items held for these purposes were classified as "available for sale" after the adoption of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain
Investments in Debt and Equity Securities", and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized gains on securities available for sale were $7 thousand at September 30, 1994. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the balance of the securities portfolio and these securities are reported at amortized cost.
The balance of held to maturity securities at September 30, 1994, was $142.8 million. The liquidity position of the Corporation's subsidiary has remained strong.



LOANS	The average loan portfolio of the Corporation's subsidiary
increased $11.7 million or 5% in the first nine months of 1994 compared to a $16 million or 7.5% increase in the first nine months of 1993. Commercial loans posted the largest increase compared to December 31, 1993, and September 30, 1993, with loans secured by real estate holding steady with approximately
.9% growth for the first nine months of 1994 and 1.2% growth compared to September 30, 1993.



	The Corporation's subsidiary loan review function and Special Assets Committee reviewed over 51% of the average dollar value of the loan portfolio during the first nine months of 1994.
After this review, loans totaling $2.3 million, .9% of the portfolio, were classified as other assets especially mentioned at September 30, 1994, which is down from the $5.3 million so classified at December 31, 1993. Loans totaling $13.3 million,
5.25% of the portfolio, were classified as substandard at September 30, 1994, compared to $3.5 million so classified at December 31, 1993. Loans totaling $.6 million, .2% of the portfolio, were classified as doubtful or loss at September 30, 1994, compared to $.5 million at December 31, 1993. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans totaling $1.3 million, .5% of the total portfolio, were nonperforming at the end of the first nine months of 1994 compared to $2.3 million and $2.1 million at December 31, 1993 and September 30, 1993, respectively.
Nonperforming loans are those which are accounted for on a non-accrual basis. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.



DEPOSITS	Average deposits of the Corporation's subsidiary were
$404.8 million for the first nine months of 1994 compared to $378.8 and 374.7 for the year ended December 31, 1993 and for the first nine months of 1993, respectively. Average rate sensitive time deposits increased 5.4% for the period ending
September 30, 1994, compared to an 8.9% increase for the period ending September 30, 1993.



CAPITAL 	Average shareholders' equity was $41.2 million at
September 30, 1994, compared to $36.9 million at September 30, 1993, an increase of 11.6%. Average shareholders' equity increased 9.9% during the first nine months of 1994 compared to an increase of 10.4% during the first nine months of 1993. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.



	At September 30, 1994, the Corporation had an equity capital to asset ratio of 9.1% compared to a 8.8% ratio at September 30, 1993 and an 8.9% ratio at December 31, 1993. At the close of the first nine months of 1994, additional dividends of approximately $11.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1993. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries)and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to
average total assets ratio of 5%.  	As of  September 30, 1994,
the Bank's core and total risk-based ratios were 16.6% and 17.5% respectively. The comparable ratios were 15.6% and 16.4% at year end, 1993. At September 30, 1994, the Bank had a ratio of average core capital to average total assets of 9% compared to 8.6% at December 31, 1993.





Material Changes in Results of Operations



	During the first nine months of 1994, the Corporation's consolidated income totaled $4.1 million compared to $3.9 million for the first nine months of 1993. The Corporation's total interest income during the first nine months of 1994 was $22.6 million compared to $21.5 million during the first nine months of 1993. This was a increase of 5.2%. Loan income was up 5.4%, while investment income showed an increase of 4.9%.



	Interest expense increased 4.2% during the first nine months of 1994. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the nine months ended September 30, 1994, was 4.6%, the same as it was for the corresponding period in 1993.



	The provision for loan losses was $540,000 for the first nine months of 1994 compared to $440,000 for the first nine months of 1993, which was a 22.7% increase. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (a) national and local economic factors; (b) past experience; and (c) Loan Review and Special Assets Committee review. Net charge offs for the first nine months of 1994 were $278,696, or .11% of average net loans, compared to $537,861, or .22% of average net loans for the first nine months of 1993. The ratio of net charge offs to net average loans outstanding has been less than .5% for the last five years and below the usual ratio for the industry.



	The $4,000 expense entitled Loss on Other Real Estate for the first nine months of 1994 compares to a $9,322 expense for the first nine months of 1993. These expenses were a result of write-downs associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value. The carrying value of Other
Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost, loan value, or appraisal value. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures are included in the carrying value for Other Real
Estate at September 30, 1994, and total $555,540 which compares to $594,693 and $918,375 at December 31, 1993, and September 30, 1993, respectively.



	Non-interest income decreased 2.3% during the first nine months of 1994 compared to the same period of 1993. Other fee income from the sale of mortgage loans in the secondary market is included in this total and decreased over 21%. Non-interest expense increased 5.7% during the first nine months of 1994 compared to the same period of 1993. The largest increase was in salaries and benefits expense which increased 7.3%.

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









FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)









Date         August 13, 1994                /s/ Waymon L.
Hickman              							       Waymon L. Hickman,President

							      	(Chief Executive Officer)















Date        August 13, 1994                 /s/ Patricia N.
McClanahan               					   	Patricia N.
McClanahan,Treasurer

							         (Principal Accounting Officer)

SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)









Date         August 13, 1994
           									 Waymon L. Hickman, President

							 (Chief Executive Officer)















Date         August 13, 1994
                   					Patricia N. McClanahan,Treasurer

							(Principal Accounting Officer)