Form 10-K
period 1994-12-31
FIRST FARMERS & MERCHANTS CORP
filed 1995-03-31
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549



FORM 10-K



Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1994

Commission file number 0-10972





       First Farmers and Merchants Corporation
 (Exact name of registrant as specified in its charter)





     Tennessee                                               62-1148660
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                      Identification No.)

 816 South Garden Street
 Columbia, Tennessee                                38402 - 1148
(Address of principal executive offices)            (Zip Code)

       (615) 388-3145
  (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:

		Title of each class				Name of each exchange on

								     which registered

   None


Securities registered pursuant to Section 12(g) of the Act:



Common Stock, par value $10.00 per share

(Title of Class)



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  	Yes   X     No





Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.	  X





The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 1, 1995, was none.



APPLICABLE ONLY TO CORPORATE REGISTRANTS



	Indicate the number of shares outstanding of each of the
issuer's common stock, as of March 1, 1995.    1,400,000
shares



This filing contains   65  pages.

	This report was on the letterhead of the accounting firm in the information sent to our stockholders. The letter head included the following information: KRAFTCPAs, Kraft Bros., Esstman, Patton & Harrell, Certified Public Accountants, Member
BKR International.



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS


Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee



   	We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants
National Bank (the "Bank"), as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


   	We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


   	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


   	As discussed in Note 1, effective January 1, 1994, the
Corporation and the Bank changed their method of accounting for investments in debt and equity securities.



							/s/ Kraft Brothers, Esstman, Patton & Harrell



Nashville, Tennessee

February 3, 1995





	The following address was on the bottom of the letterhead:
1200 Parkway Towers, 404 James Robertson Parkway, Nashville, TN
37219-1598, 615-242-7351 * FAX 256-1952, Also in Columbia,
Tennessee.

PART I



Item 1.  Business.



A discussion of the general development of the business is included in Note 1 of the Notes to Consolidated Financial
Statements which is a part of the Annual Report to Stockholders.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 and 1993

ASSETS 			                        			                      1994  		           1993

Cash and due from banks 					                              $ 	26,735,526     	$ 	22,642,168
Federal funds sold 		                              				            - 		             400,000
Securities
  Available for sale (amortized cost $12,646,156 in 1994)     12,565,226     		      -
  Held to maturity (fair value $138,892,331 and
  $155,336,497 respectively)                           						143,061,031 		     150,110,295
    Total securities - Note 2  			                           155,626,257 		     150,110,295
Loans, net of unearned income - Note 3 						                262,694,120 		     243,915,462
 Allowance for possible loan losses - Note 4            						(2,342,290) 		     (2,023,651)
     Net loans 						                                        260,351,830 		     241,891,811
Bank premises and equipment, at cost less allowance for
  depreciation and amortization - Note 5 				                  6,193,080 		       6,363,539
Other assets 						                                           11,887,492 	       11,188,893
    TOTAL ASSETS 		 			                                    $ 460,794,185 	    $ 432,596,706

LIABILITIES
    Deposits
      Noninterest-bearing 					                            $  61,845,878 	    $ 	54,302,635
      Interest-bearing (including certificates
        of deposit over $100,000: 1994 - $26,169,831;
        1993 - $25,104,901)                          						  343,306,545 	      334,632,442
          Total deposits 						                              405,152,423 	      388,935,077
    Federal funds purchased 						                             7,000,000 		          -
    Dividends payable 						                                     574,000 		         525,000
    Accounts payable and accrued liabilities 						            4,239,636		        3,729,056
      TOTAL LIABILITIES 						                               416,966,059 		     393,189,133

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
      outstanding - Note 1 						                             14,000,000 		       7,000,000
    Retained earnings - Note 6 						                         29,876,683 		      32,407,573
    Net unrealized loss on available-for-sale securities,
    net of tax 						                                            (48,557) 		         -
      TOTAL STOCKHOLDERS' EQUITY 						                       43,828,126		       39,407,573
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 					     $ 460,794,185 	    $ 432,596,706


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

       						                                                               Net Unrealized
				        		                                                              Gain (Loss) On
		                                           Common 		        Retained 		   Available-for-sale
  		                                         Stock 		         Earnings 		       Securities 		       Total

BALANCE AT JANUARY 1, 1992 	             $ 	7,000,000 	   $ 	24,604,901 	    $      	- 	            $ 	31,604,901
Net income for the year 		                      - 		          4,492,104 		           - 		               4,492,104
Cash dividends declared, $.64 per share 		      - 		           (896,000) 		          - 		                (896,000)
BALANCE AT DECEMBER 31, 1992 		             7,000,000 		     28,201,005 		           - 		              35,201,005
Net income for the year 		                      - 		          5,256,252 		           - 		               5,256,252
Cash dividends declared, $.73 per share 		      - 		         (1,022,000) 		          -              	  (1,022,000)
Net unrealized loss on mutual fund
 investment 		                                  - 		            (27,684) 		          -		                  (27,684)
BALANCE AT DECEMBER 31, 1993 		             7,000,000 		     32,407,573 		           -		               39,407,573
Cumulative effect of change in
 accounting principle (net of deferred
 income taxes of $171,405) - Note 1 		          - 		             27,684		          229,424 		             257,108
Two-for-one stock split - Note 1 		         7,000,000 		     (7,000,000) 		          -		                    -
Net income for the year 		                      - 		          5,561,426 		           - 		               5,561,426
Cash dividends declared, $.80 per share 		      - 		         (1,120,000) 		          -	                (1,120,000)
Net unrealized loss on available-for-
 sale securities, net of tax 		                 - 		              - 		            (277,981) 		           (277,981)
BALANCE AT DECEMBER 31, 1994 	           $	14,000,000 	    $	29,876,683 	       $ 	(48,557) 	       $  43,828,126

<F1>The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

	                                        	1994  		         1993  		           1992

INTEREST INCOME
 Interest and fees on loans 	         $	21,130,914 	    $	19,518,742 	    $ 19,791,548
 Interest on investment securities
   Taxable interest
     Available-for-sale 		               1,327,021 		          - 		               -
     Held-to-maturity 		                 5,858,148 		      6,925,404		       6,898,114
   Exempt from federal income tax 		     2,184,666 		      1,857,168		       1,825,869
   Dividends 		                            204,948 		         72,054 		        110,874
		                                       9,574,783 		      8,854,626 		      8,834,857
 Other interest income 		                  111,841 		        347,287 		        195,744
     TOTAL INTEREST INCOME 		            30,817,538 		    28,720,655 		     28,822,149

INTEREST EXPENSE
 Interest on deposits 		                 12,770,618 		    11,998,235 		     13,329,557
 Interest on other short term
  borrowings 		                              93,286 		        38,339		          47,449
     TOTAL INTEREST EXPENSE 		           12,863,904 		    12,036,574		      13,377,006
     NET INTEREST INCOME 		              17,953,634 		    16,684,081      		15,445,143
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4 		                                660,000 		       470,000		         840,000
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		       17,293,634		     16,214,081 		     14,605,143
NONINTEREST  INCOME
 Trust department income 		               1,249,359 		       863,952 		        753,239
 Service charges on deposits accounts 		  2,317,992		      2,206,026 		      2,123,096
 Other service charges, commissions,
  and fees 		                               336,758		        509,009 		        401,618
 Other operating income 		                  319,466 		       315,108 		        191,363
 Investment securities gains (losses) 		   (243,690) 		       23,896		          28,434
     TOTAL NONINTEREST INCOME 		          3,979,885 		     3,917,991		       3,497,750
NONINTEREST  EXPENSES
 Salaries and employee benefits 		        6,247,706 		     5,686,965		       5,283,086
 Net occupancy expense 		                 1,190,678 		     1,070,971 		        984,650
 Furniture and equipment expense 		       1,069,856 		       889,848		         801,453
 Loss on other real estate 		                 4,000 		       103,122 		        312,064
 Other operating expenses 		              4,996,107 		     4,903,949		       4,460,696
     TOTAL NONINTEREST EXPENSES 		       13,508,347		     12,654,855 		     11,841,949
       INCOME BEFORE PROVISION FOR
        INCOME TAXES 		                   7,765,172 		     7,477,217		       6,260,944
PROVISION FOR INCOME TAXES - Note 8 	     2,203,746 	 	    2,220,965		       1,768,840
        NET INCOME  	                  $  5,561,426 	   $  5,256,252 	    $ 	4,492,104

EARNINGS PER COMMON SHARE - Note 1
      (1,400,000 outstanding shares) 	 $ 	     3.97 	   $ 	     3.75 	    $ 	     3.21

<F2>The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

                                   		         1994             1993  		         1992

OPERATING ACTIVITIES

 Net income   	                           $ 	5,561,426 	   $ 	5,256,252 	   $ 	4,492,104
 Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Excess (deficiency) of provision
   for possible loan losses over net
   charge offs 		                              318,639 		      (230,083)		       336,876
  Provision for depreciation and
   amortization of premises and equipment 		   589,045 		       591,486 		       544,896
  Amortization of deposit base intangibles 		  168,020		        168,020 		       157,180
  Amortization of investment security
   premiums, net of accretion of discounts 		  678,968 		       747,224		        530,561
  Donation of premises to municipalities 		       - 		             -		           106,569
  Increase in cash surrender value of
   life insurance contracts 		                 (75,287) 		     (103,175) 		        -
  Deferred income taxes 		                    (163,907) 		       24,080 		      (152,979)
  (Increase) decrease in
    Interest receivable 	                     (992,872) 		      364,303 		      (207,525)
    Other assets 		                            344,572 		    (1,171,225) 		     (317,383)
  Increase (decrease) in
    Interest payable 		                        222,605 		      (206,742) 		     (773,927)
    Other liabilities 		                       287,975 		        38,024 		       315,094
      TOTAL ADJUSTMENTS 		                   1,377,758 		       221,912 		       539,362
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          		6,939,184 		     5,478,164 		     5,031,466
INVESTING ACTIVITIES
 Proceeds from maturities, calls, and
  sales of available-for-sale securities 		 25,152,051 		         - 		             -
 Proceeds from maturities and calls of
  held-to-maturity securities 		             5,092,000 		    30,497,983  		   17,446,753
 Purchases of investment securities
      Available-for-sale 		                (16,942,994) 	         -   		           -
      Held-to-maturity 		                  (19,495,987)		   (39,789,407) 		  (61,797,126)
 Acquisition of loans - Note 11 		               - 		              - 		      (13,715,703)
 Net increase in loans 		                  (18,778,658) 		  (18,710,584) 		  (20,378,124)
 Purchases of premises and equipment 		       (418,586) 	      (222,279)		    (1,758,009)
 Purchases of deposit base intangibles 		        - 		              - 		         (937,852)
 Proceeds from redemption of annuities
  and life insurance contracts 		                - 		           229,275  		        -
 Purchase of single premium life insurance
  contracts 		                                   -		           (730,000) 	 	  (1,399,816)
    NET CASH USED BY INVESTING ACTIVITIES  (25,392,174) 		  (28,725,012)  		 (82,539,877)
FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
  interest-bearing deposits 		              16,217,348       18,384,169 		    38,191,426
 Assumption of deposit liabilities
   - Note 11 		                                  - 		             -		         44,487,470
 Net increase (decrease) in short
  term borrowings 		                         7,000,000		        (77,537) 		      (50,233)
 Cash dividends 		                          (1,071,000) 	      (966,000)  	     (840,000)
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES		                           22,146,348 		    17,340,632  		   81,788,663
 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         		3,693,358       (5,906,216)  		   4,280,252
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR 		                       23,042,168		     28,948,384  		   24,668,132
CASH AND CASH EQUIVALENTS AT
 END OF YEAR	                             $ 26,735,526 	   $	23,042,168 	   $	28,948,384

<F3>The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

		First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. On
April 13, 1982, the Board of Directors of the Corporation adopted a resolution to execute and deliver to the Board of Governors of the Federal Reserve System an application pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for prior approval by the Board of action to be taken by the Corporation which would result in its becoming a bank holding company.



		As of December 31, 1994, the only subsidiary of the corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank serves Saturn Distribution Corporation at its fifteenth location in the Northfield Complex at the Saturn location near Spring Hill.



		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks and three (3) savings and loan associations located in the marketing area.



Accounting Policies



		The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry.
The significant policies are summarized as follows.



Principles of Consolidation



		The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.



Cash and Due From Banks



		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1994, amounted to approximately $9,579,000.



Cash Equivalents



		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Securities



		Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the adoption was an increase in stockholders' equity of $257,108 (net of $171,405 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale that were previously classified as held-to-maturity. SFAS 115 establishes standards of accounting and reporting for investments in equity securities that have readily determinable fair values and all debt securities. Under the Statement, all such investments are classified in three categories and accounted for as follows:



		Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.



		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.



		Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.



		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.



Recognition of Interest Income



		Interest on loans is computed daily based on the principal amount outstanding. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method.



Other Real Estate



		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. The Bank's recorded value for other real estate was approximately $544,540 at December 31, 1994, and $594,693 at
December 31, 1993. Other real estate owned by the Bank as of December 31, 1994, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury
County, Tennessee on US 31 Highway. The properties are not depreciated.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Allowance for Possible Loan Losses



		The allowance for possible loan losses is established by charges to operations based on the evaluation of the assets by Loan Review and the Special Assets Committee, economic conditions, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Effective January 1, 1995, the Corporation and the
Bank will adopt Statement of Financial Accounting Standards No.
114 (as amended by No. 118), "Accounting by Creditors for
Impairment of a Loan." The Bank established the position of Credit Administrator to coordinate the results of Loan Review and Special Assets Committee action for purposes of monitoring and managing loan impairment and maintenance of the allowance at required levels.



Premises and Equipment



		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows:
buildings - 15 to 50 years; equipment - 3 to 33 years.
Leasehold improvements are amortized over the lesser of the lease terms or the estimated lives of the improvements. Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.



Trust Department Income



		Trust department income is recognized on the accrual basis in the applicable period earned.



Stock Split



		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributable May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.



Income Taxes



		The companies file a consolidated federal income tax return. They adopted Statement of Financial Accounting Standards No. 109
(SFAS 109), "Accounting For Income Taxes", effective January 1,
1993. SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Income Taxes (Continued)



		Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect, as of January 1, 1993, of this change in the method of accounting for income taxes was negligible.



Intangible Assets



	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1994 - $168,020;  1993 - $168,020;  and  1992 - $157,180.



Fair Value of Financial Instruments



		Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Bank, as for most financial institutions, almost all of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Bank's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an unforced, unforeclosed transaction. Therefore, significant estimations and present value calculations were used by the Bank for the purposes of this disclosure.



Estimated fair values have been determined by the Bank using the best available data, as generally provided in the Bank's regulatory reports to the Comptroller of the Currency. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in these notes. The Bank's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. Management is concerned that reasonable comparability between financial institutions may be distorted due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES



		The following tables reflect the amortized value and fair value of investment securities.

				                                                  Gross Unrealized
		                                 Amortized 						        Fair
                                   		Value 	       	Gain         		Loss 	      	Value

December 31, 1994

Available-for-sale securities
  U.S. Treasury   	              $ 	7,094,657 	   $ 	    - 	     $     45,657 	 $ 	7,049,000
  U.S. Government Agencies 		       5,551,499 		         - 		          35,273 		   5,516,226

                                	$	12,646,156 	   $      - 	     $  	  80,930 	 $	12,565,226

Held-to-maturity securities

  U.S. Treasury 	                $	71,997,419    	$      - 	     $ 	1,795,719 	 $ 70,201,700
  U.S. Government Agencies 		      28,527,740 		         -	          	984,990 		  27,542,750
  States and Political
  Subdivisions 		                  39,786,156 		         -		        1,310,396 		  38,475,760
  Other Securities 		               2,749,716 	          - 		          77,595		    2,672,121

                                	$143,061,031    	$ 	    - 	     $ 	4,168,700 	 $138,892,331

December 31, 1993

 U.S. Treasury 	                 $	78,320,499	    $ 	2,452,500 	 $      -	      $	80,772,999
 U.S. Government Agencies 		       25,745,517 	        835,623 	        - 		      26,581,140
 States and Political
  Subdivisions 		                  35,622,983 		     1,915,102          - 		      37,538,085
 Other Securities 		               10,421,296 	         22,977          -   		    10,444,273

          	                      $150,110,295 	   $ 	5,226,202 	 $      - 	     $155,336,497

		Securities carried at $81,583,779 and $65,067,259 at December 31, 1994 and 1993, respectively (fair value: 1994 - $80,148,047;
1993 - $68,257,884), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.
The fair values of all securities at December 31, 1994, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.

 	                                       	1994  		      1993  		    1992

       Pre-tax gains (losses) 	     $  	(243,690) 	 $  	23,896 	 $ 	28,434
       Tax effect 		                      82,855 		     (8,125)   		(9,668)
       After-tax gains (losses)   	 $  	(160,835) 	 $  	15,771 	 $ 	18,766

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the call or sale of available-for-sale securities were $25,152,051 and from the call of held-to-maturity securities were $5,092,000 during 1994. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions 1994. Gross gains of $23,896 and gross losses of $
- - -0- were realized on the dispositions in 1993. Gross gains of $28,434 and gross losses of $ -0- were realized on the dispositions in 1992. At December 31, 1994, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.



	 	The following table shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1994, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	                                 	   Amortized 	 	     Fair 	 	     Yield
                                      		Cost 	 	        Value 	 	  (Unaudited)

Available-for-sale securities

U.S. Treasury
   Within one year 	                $ 	3,005,504 	   $ 	3,010,200 		   6.21%
   After one but within five years 		  4,089,154 		     4,038,800		    6.88%

U.S. Government agencies
   Within one year 		                  1,000,807 		     1,004,700 		   8.41%
   After one but within five years 		  3,996,913 		     3,975,712		    6.12%
   After ten years 		                    553,778 		       535,814 		   5.61%

                                  	 $	12,646,156 	   $ 12,565,226

Held-to-maturity securities

U.S. Treasury
   Within one year 	                $	10,042,337 	   $	10,023,700 		   6.26%
   After one but within five years 		 61,955,082 		    60,178,000    		5.91%

U.S. Government agencies
   Within one year 		                  2,003,196 		     1,992,500 		   6.65%
   After one but within five years 		 25,524,544 		    24,603,650		    6.14%
   After five but within ten years 		  1,000,000 		       946,600 		   4.75%

States and political subdivisions
   Within one year 		                  2,841,375 		     2,888,179 		  11.21%
   After one but within five years 		 11,821,479 		    12,026,880		    9.32%
   After five but within ten years 		 22,810,062 		    21,371,598		    7.66%
   After ten years 		                  2,313,240 		     2,189,103 		   8.23%

Other securities
   After one but within five years 		    325,878 		       319,951 		   7.97%

Equity securities 		                   2,423,838 		     2,352,170 		   8.06%

 	                                  $143,061,031 	   $138,892,331

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - LOANS



		A summary of loans outstanding by category follows.

		                                                    1994             		1993
Loans secured by real estate
   Construction and land development             $  8,036,802           8,286,041
   Farmland 		                                      7,942,187 		        6,628,903
   Lines of credit 		                                 240,976 		          547,246
   1-4 family residential property - first lien 		100,548,761        		91,383,671
   1-4 family residential property - junior lien 		 7,219,546          	8,161,278
   Multifamily residential property 		              4,775,515 		        4,998,967
   Non farm, non residential property 		           41,734,848 		       45,224,304

      Subtotal 		                                 170,498,635 		      165,230,410

Commercial and  industrial loans
   Commercial  and  industrial 		                  44,870,150 		       34,369,089
   Taxable commercial loans 		                        300,000 		            -
   All other loans 		                                 187,405 		        1,649,884

      Subtotal 		                                  45,357,555 		       36,018,973

Tax exempt commercial loans 		                        748,116 		          407,895

Loans to individuals
   Agricultural production 		                       3,823,296 		        4,053,253
   Lines of credit 		                                 103,249 		           91,294
   Individuals for personal expenditures 		        42,341,597        		38,358,452
   Purchase or carry securities 		                        655 		           59,560

      Subtotal 		                                  46,268,797 		       42,562,559

Lease financing 		                                      1,408               9,716

                                                		262,874,511 		      244,229,553
Less:
   Net unamortized loan origination fees 		          (176,606) 		        (307,507)
   Unearned interest income 		                         (3,785) 		          (6,584)
   Allowance for possible loan losses 		            (2,342,290)		      (2,023,651)

	                                                 $260,351,830 	     $241,891,811


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1994, follows.

                                     		 	 	(In Thousands of Dollars)

                                          		 Within    		   One to 		      After
                                          		One Year 		   Five Years 	   Five Years 		   Total

Fixed rate loans                           $ 	54,004 	   $ 	37,917 	    $ 	31,866 	    $	123,787
Variable rate loans 		                       136,734 		      2,354 		         - 		       139,088

	                                          $	190,738 	   $ 	40,271 	    $ 	31,866 	    $	262,875


	Non-performing loans are those which are accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 and $2,133,000 at December 31, 1994 and
1993, respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS  (Continued)



		A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.
This rate was adjusted for credit loss and assumed prepayment risk. The estimated fair values and recorded book balances at December 31, 1994 were as follows.

                        		Estimated 		          Recorded
		                        Fair Value 		       Book Balance

Net Loans 	           $  268,870,000 	      $ 	260,351,830


		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1994 and 1993, follows.

                      		              Balance at
		                                     Beginning  			                      	Amount 	        Amount 	        Balance at
            		                          of Year 		        Additions 		     Collected 		   Written Off 	   	End of Year
            1994

Aggregate of certain party loans 	   $ 	6,563,577 	    $ 	5,081,776 	    $ 	5,151,082 	   $  	       0 	   $ 	6,494,271


            1993

Aggregate of certain party loans 	   $ 	3,925,500 	    $ 	7,868,338 	    $ 	5,230,261 	   $ 	        0 	   $ 	6,563,577


		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES



		Changes in the allowance for possible loan losses are as follows:

                                             		1994  		     1993  		       1992

Balance at beginning of year 	           $ 	2,023,651 	$ 	2,253,735 	 $ 	1,916,859
Provision charged to operating expenses 	    	660,000 		    470,000		      840,000
Loan losses:
     Loans charged off 		                    (422,831) 		  (847,535) 		   (618,417)
     Recoveries on loans previously
          charged off 		                       81,470 		    147,451 		     115,293

Balance at end of year 	                 $ 	2,342,290 	$ 	2,023,651 	 $ 	2,253,735

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - BANK PREMISES AND EQUIPMENT



		The components of premises and equipment are as follows:

                                                    		1994  		       1993

Land 	                                           $ 	1,204,288 	 $ 	1,204,288
Premises 		                                         6,629,567 		   6,626,487
Furniture and equipment 		                          3,816,320    		3,934,139
Leasehold improvements 	               	              474,770 		     458,696

                                                 		12,124,945 		  12,223,610

Less allowance for depreciation and amortization 		(5,931,865)		  (5,860,071)

                                               	 $ 	6,193,080 	 $ 	6,363,539


		Annual provisions for depreciation and amortization total $589,045 for 1994, $591,486 for 1993, and $544,896 for 1992.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $1,843,000 at December 31, 1994.





NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS



		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1994, additional dividends of approximately $12,220,000 could have been declared by the Bank to the Corporation without regulatory agency approval.





NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2001. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. During 1994 the Bank committed to a data processing and communication network technology upgrade. An operating lease in excess of $1,600,000 for the equipment involved in this upgrade was closed in December, 1994, and is included in the following table. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $409,764, $254,121, and $245,991 for equipment leases, and
$97,966, $82,030, and $72,350 for building leases, in 1994,
1993, and 1992, respectively. Future minimum lease commitments as of December 31, 1994, under all noncancelable operating leases with initial terms of one year or more follow.

                   	       1995        		 $   	463,061
	                          1996                461,426
                         	 1997  			           426,003
	                          1998  			           319,732

  Total future minimum lease payments 			 $ 	1,670,222

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES



		The provisions for income taxes consist of the following:

		                                         1994    		      1993          		1992

Current:
      Federal 	                             $ 	1,831,848 	  $ 	1,754,003 	  $ 	1,521,467
      State 		                                   503,433 		      442,882 		      400,352

          Total current 		                     2,335,281 		    2,196,885 		    1,921,819

Deferred:
      Federal 		                                (111,805) 		      20,468 		     (121,161)
      State 		                                   (19,730) 		       3,612 		      (31,818)

          Total deferred 		                     (131,535) 		      24,080 		     (152,979)

          Total provision for income taxes 	$ 	2,203,746 	  $ 	2,220,965 	  $ 	1,768,840





		The deferred tax effects of principal temporary differences are shown in the following table:

  				                                       1994         		1993
Allowance for possible loan losses 		 	$   682,877     	$  	555,421
Installment loan reporting 				               - 		            6,865
Write-down of other real estate 				       159,120 		       157,520
Deferred compensation 				                 156,227 		        76,781
Direct lease financing 				                 36,452 		        35,736
Unrealized loss on AFS securities 				      32,372 		        18,457
Deferred loan fees 				                     24,546 		        76,907

    Net deferred tax asset 			         $ 1,091,594 	    $  	927,687





		The timing differences in 1992 related principally to the provision for loan losses.



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1994, 1993, and 1992 amounted to $2,431,332, $2,564,887 and
$1,924,851, respectively.

       	                                          	1994  	       	1993  		        1992

Tax expense at statutory rate 	                $ 	2,640,158 	 $ 	2,542,254 	 $ 	2,128,721
Increase (decrease) in taxes resulting from:
    Tax-exempt interest 		                         (780,946) 		   (647,575) 		   (657,470)
    Nondeductible interest expense 		                75,019 		      58,457 		      65,313
    Other nondeductible expenses
         (nontaxable income) - net 		                (6,458) 		    (19,962) 		     21,201
    State income taxes, net of federal
         tax benefit 		                             319,244 		     292,263 		     243,232
    Dividend income exclusion 		                    (29,571)     		(15,646)     		(24,888)
    Other 		                                        (13,700) 		     11,174     		  (7,269)

Total provision for income taxes 	             $ 	2,203,746 	 $ 	2,220,965  	$ 	1,768,840

Effective tax rate 		                                28.4% 		       29.7% 		       28.3%


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)



		A net deferred tax asset was included in other assets in the accompanying consolidated balance sheet. The gross deferred tax asset was $1,091,594 at December 31, 1994 and $927,687 at
December 31, 1993. There was no deferred tax liability or valuation allowance in either year. The deferred tax asset results mainly from the difference in the book basis and tax basis of the allowance for loan losses.



NOTE 9 - COMMITMENTS



		The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.



		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1994, were $19,956,000 and $2,439,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.



		The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock.
The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer. It is management's opinion that there is not a concentration of credit risk in the portfolio.





NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION



		Interest paid on deposits and other borrowings during 1994, 1993, and 1992 amounted to $12,641,299, $12,243,317, and
$14,150,933, respectively.



NOTE 11 - ACQUISITIONS



		On September 25, 1991, the Bank entered into a purchase and assumption agreement with Sovran Bank/Tennessee to purchase certain assets and assume certain deposit liabilities of Sovran
Bank/Tennessee, Nashville, Tennessee, in Centerville, Hickman
County, Tennessee, and Chapel Hill, Marshall County, Tennessee.
The Office of the Comptroller of the Currency granted official authorization for this acquisition and it became effective
January 24, 1992.  Deposit liabilities totaling $42,543,252
(including $2,392,071 in Individual Retirement Accounts assumed prior to December 31, 1991) were assumed in the transaction in exchange for loans and other assets acquired totaling
$14,254,385, and cash for the balance.



		In March, 1992, the Bank entered into a purchase and assumption agreement with Cavalry Banking FSB to purchase certain assets and assume certain deposit liabilities of the Chapel Hill office of Cavalry Banking FSB. The Office of the
Comptroller of the Currency granted official authorization for this acquisition and it became effective October 31, 1992.
Deposit liabilities totaling $4,336,289 were assumed in the transaction in exchange for the office building acquired for $100,069 and cash for the balance.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)



		The following is a summary of the unaudited consolidated quarterly results of operations.

                                 		First     	    Second   	      Third    		     Fourth
     		                           Quarter 	    	  Quarter       	Quarter 	  	    Quarter     	   Total
      1994
Interest income 	             $ 	7,176,893 	  $ 	7,664,849  	 $ 	7,814,500  	$ 	8,161,296 	 $	30,817,538
Interest expense 		              2,986,012 		    3,148,310 		    3,272,217 		   3,457,365		   12,863,904

Net interest income 		           4,190,881 		    4,516,539 		    4,542,283		    4,703,931 		  17,953,634
Provision for possible
    loan losses 		                  60,000 		      255,000 		      225,000 		     120,000 		     660,000
Noninterest expenses, net of
    noninterest income 		        2,260,734 		    2,254,027 		    2,490,717		    2,522,984 		   9,528,462

Income before income taxes 		    1,870,147 		    2,007,512 		    1,826,566		    2,060,947 		   7,765,172
Income taxes 		                    528,638 		      566,493 		      508,942 		     599,673 		   2,203,746

Net income 	                  $ 	1,341,509 	  $ 	1,441,019 	  $ 	1,317,624 	 $ 	1,461,274 	 $ 	5,561,426

Earnings per common share
    (1,400,000 shares) 	      $ 	     0.96 	  $  	    1.03 	  $ 	     0.94 	 $ 	     1.04	  $ 	     3.97

 		                                First 		     Second        		Third        		Fourth
		                                Quarter 		    Quarter 		     Quarter 		     Quarter 		          Total
      1993
Interest income 	             $ 	7,228,627 	   $  	7,226,989 	 $ 	7,048,132 	$ 	7,216,907 	 $	28,720,655
Interest expense 		              2,962,100 		      3,018,782 		   3,043,913     3,011,779		   12,036,574

Net interest income 		           4,266,527 		      4,208,207 		   4,004,219		   4,205,128 		  16,684,081
Provision for possible loan
     loan losses 		                170,000 		        180,000 		      90,000 		     30,000 		     470,000
Noninterest expenses, net of
     noninterest income 		       2,187,860 		      2,134,759 		   2,064,417	  	 2,349,828 		   8,736,864

Income before income taxes 		    1,908,667 		      1,893,448 		   1,849,802		   1,825,300 		   7,477,217
Income taxes 		                    592,499 		        577,836 		     574,118 		    476,512 		   2,220,965

Net income 	                  $ 	1,316,168 	   $ 	1,315,612 	  $ 	1,275,684  $ 	1,348,788 	 $ 	5,256,252

Earnings per common share
     (1,400,000 shares) 	     $ 	     0.94 	   $  	    0.94 	  $ 	     0.91 	$ 	     0.96	  $ 	     3.75





NOTE 13 - EMPLOYEE BENEFIT PLANS



		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $602,010, $529,324, and $482,645, in 1994, 1993, and
1992, respectively, are included in salaries and employee benefits expense.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)



		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1994 - $580,088; 1993 - $558,024) used to fund the plan and the related liability (1994
- - - $400,606; 1993 - $326,681) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $22,448 in 1994 and $21,096 in 1993 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $98,925 in 1994 and $91,916 in 1993.



		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $126,262 for 1994 and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants.
Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $ 82,079 in 1994 and $82,079 in 1993 is also included in the cash surrender values of
 $1,750,119 and $1,696,895 at December 31, 1994 and 1993,
respectively.



		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.





NOTE 14 - DEPOSITS



		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table

                                                          (Unaudited)
                                                    Year Ended December 31
                                   						1994			              1993				               1992
                                             								(Dollars In Thousands)

Demand deposits 	                   $ 	55,557 		  - 	%   	$ 	48,697   		- 	% 	   $ 	42,908 		  - 	%
NOW and money market accounts     		  161,244 		3.25 			    147,246 	 3.16		       114,482 		3.74
Savings deposits 		                    35,036 		2.87 			     31,216 		2.76 			      27,649		 3.67
Time deposits of less than $100,000 		126,523 		4.27 			    128,021		 4.26 			     129,620 		5.15
Time deposits of $100,000 or more 		   26,053 		4.32 			     23,602		 4.33 			      28,469 		4.76

Total In Domestic Offices 	         $ 404,413 		3.66	% 	  $ 378,782  	3.17	% 	   $ 343,128 		3.89	%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - DEPOSITS (Continued)



		At December 31, time deposits of $100,000 or more had the following maturities.

                       				          1994		          1993	 	      1992
                                   						(Dollars In Thousands)

Under 3 months 	                   $ 	3,117 	      $ 	3,519 	   $ 	5,962
3 to 12 months 		                    18,250 		       17,081 		     8,857
Over 12 months 		                     4,803 		        4,505 		     8,766

                                	 $ 	26,170 	     $ 	25,105 	  $ 	23,585




		Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.
Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. The estimated fair values and recorded book balances at December 31, 1994, were as follows.

                                     		Estimated 	   	  Recorded
                                      	Fair Value 		  Book Balance

Deposits with stated maturities 	   $ 	149,305,000 	$ 	151,737,000
Deposits with no stated maturities   		253,415,000   		253,415,000
Federal funds purchased                		7,000,000     		7,000,000

NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No.107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".

	                                     	      		    Dollars In Thousands
                              	    	  December 31, 1994 		      		December 31, 1993
                              		   Amortized      		Fair  		    Amortized 		     Fair
     	                               	Value        	Value        		Value 	      	Value
Assets

     Securities held to maturity  	$ 	143,061 	   $ 	138,961 	   $ 	150,110 	  $ 	155,337
     Securities available for sale 		  12,646 		      12,565 		        - 		          -
     Loans, net 		                    260,352 		     268,870 		     241,892 		    243,793
     Federal funds sold 		               - 		           - 		            400 		        400
Liabilities
     Deposits 		                      405,152 		     402,720 		     388,935 		    387,841
     Federal funds purchased 		         7,000 		       7,000 		        - 		          -

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL  INFORMATION OF PARENT CORPORATION
(Continued)

                                               Condensed Balance Sheets
                                              December 31, 1994 and 1993
                                              (In Thousands of Dollars)
                                                       		1994            		1993
                Assets
Cash 	                                                 $   	65 	         $     2
Investment in bank subsidiary - at equity 	            	43,310 		         38,950
Investment in credit life insurance company - at cost 		    50 		             50
Investment in other securities 		                           25 		             43
Dividends receivable from bank subsidiary 		               574 		            525
Cash surrender value - life insurance 		                   453 	            	439

            Total assets 	                             $44,477 	         $40,009

Liabilities and Stockholders' Equity

Liabilities
    Payable to directors	                              $    75 	         $	   49
    Dividends payable 		                                   574  		           525

            Total liabilities 	                           	649 		            574

Stockholders' equity
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
        outstanding 		                                  14,000 		          7,000
    Retained earnings     		                            29,877 		         32,435
    Net unrealized loss on available-for-sale
         securities, net of tax 		(49) 		-                 (49)              -

          Total stockholders' equity 		                 43,828 		         39,435

          Total liabilities and stockholders' equity 	 $44,477 	         $40,009

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                                  Condensed Statements of Income
                              Years Ended December 31, 1994 and 1993
                                      (In Thousands of Dollars)
                                                      		1994       		1993
Operating income
    Dividends from bank subsidiary 	                 $ 	1,120 	   $ 	1,072
    Other dividend income 		                               61 		         9
    Interest income                                         1            1
    Other 		                                               30 		        26

Operating expenses 		                                      60 		        54

        Income before equity in undistributed net
           income of bank subsidiary 		                 1,152 		     1,054

Equity in undistributed net income of bank subsidiary 		4,409		      4,202

            Net Income 	                             $ 	5,561 	   $ 	5,256

                                  Condensed Statements of Cash Flows
                              Years Ended December 31, 1994 and 1993
                                       (In Thousands of Dollars)
                                                            		1994        	1993
Operating activities
    Net income for the year 	                              $ 	5,561 	     $ 	5,256
    Adjustments to reconcile net income to net cash
           provided by operating activities
      Equity in undistributed net income of bank subsidiary		(4,409) 	     	(4,202)
        Increase in other assets 		                             (62) 		        (76)
        Increase in payables 		                                  26 		           1
             Total adjustments 		                            (4,445) 		     (4,277)

             Net cash provided by operating activities 		     1,116		          979

Net cash provided by (used in) investing activities
    Proceeds from sale or calls of investment securities 		      18		           42
    Purchase of single premium life insurance contracts 		       -		           (75)

      Net cash provided by (used in) investing activities      		18 		         (33)

Net cash used in financing activities
    Cash dividends paid 		                                   (1,071) 		       (966)

              Increase (Decrease) in cash 		                     63 		         (20)

Cash at beginning of year 		                                      2 		          22

Cash at end of year 	                                      $    	65 	    $ 	     2


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential

                               							                                   YEAR ENDED DECEMBER 31,
   						                                                                 (Dollars in Thousands)
                             	 	 	 	                                              1994
                                                                		Average 		      Rate /
                      		                                          Balance 		      Yield 			   Interest

ASSETS
   Interest earning assets
        Loans, net 	                                              $ 	247,791 		   8.54 	% 	   $ 	21,156 	*
        Available-for-sale securities (AFS) 		                        15,931 		   8.33			         1,327
        Held-to-maturity securities (HTM) 		                         101,654 		   5.76			         5,858
        U.S. Treasury and Government agency securities
        States and political subdivisions' securities (1994 HTM)		    38,545 		   8.49 			        3,274 	*
        Other securities (Equity securities in 1994) 		                2,375		   13.15 			          312 	*
        Federal funds sold 		                                          2,998 		   3.73 			          112
           TOTAL EARNING ASSETS 		                                   409,294 		   7.83 		     $ 	32,039
    Noninterest earning assets
        Cash and due from banks 		                                    25,945
        Bank premises and equipment 		                                 6,350
        Other assets 		                                               10,364
           TOTAL ASSETS 	                                         $ 	451,953

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  	                          $ 	161,244 		   3.25 	% 	   $ 	 5,239
        Savings 		                                                    35,036 		   2.87 			        1,006
        Time  		                                                     126,523 		   4.27 			        5,400
        Time over $100,000                                            26,053 		   4.32 			        1,126
           TOTAL INTEREST BEARING LIABILITIES 		                     348,856 		   3.66			        12,771
        Federal funds purchased and repurchase agreements		            1,462 		   4.86 			           71
        Other short-term debt 		                                         568 		   3.92 			           22
           TOTAL INTEREST BEARING LIABILITIES 		                     350,886 		   3.67		      $ 	12,864
    Noninterest bearing liabilities
        Demand deposits 		                                            55,557
        Other liabilities 		                                           3,690
           TOTAL LIABILITIES 		                                      410,133
    Stockholders' equity 		                                           41,820
           TOTAL LIABILITIES AND
                 STOCKHOLDER'S EQUITY 	                           $ 	451,953

  Spread between combined rates earned and
    combined rates paid* 				                                                     4.16 	 %

  Net yield on interest-earning assets* 				                                      4.68 	 %

<F4>*Taxable equivalent basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                        							                                 YEAR ENDED DECEMBER 31,
                                                                             (DOLLARS IN THOUSANDS)


                                                                                  1993
                                                                  Average 		      Rate/
	                                                                	Balance    		   Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 										                                     $ 	233,608 		    8.37 	% 	  $  19,543	*
        U.S. Treasury and Government agency securities											    106,201 		    6.50  			      6,904
        States and political subdivisions' securities											      29,634 		    8.62 			       2,553 *
        Other securities 											                                   6,164 		    5.34 			         329	*
        Federal funds sold 											                                 4,665 		    2.92 			         136
           TOTAL EARNING ASSETS 											                          380,272 		    7.75 		    $	 29,465
    Non-interest earning assets
        Cash and due from banks 											                           23,406
        Bank premises and equipment 											                        6,764
        Other assets 											                                      10,318
           TOTAL ASSETS 										                                $ 	420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  										                 $ 	147,246		     3.16 	% 	  $ 	 4,653
        Savings 											                                           31,216 		    2.76 			         861
        Time  											                                            128,021 		    4.26 			       5,459
        Time over $100,000 											                                23,602 		    4.34 			       1,025
           TOTAL INTEREST BEARING LIABILITIES 											            330,085		     3.63 			      11,998
        Federal funds purchased and repurchase agreements											     254 		    3.06 			           8
        Other short-term debt 											                                728 		    4.21 			          31
           TOTAL INTEREST BEARING LIABILITIES 											            331,067		     3.64 		    $ 	12,037
    Non-interest bearing liabilities
        Demand deposits 											                                   48,697
        Other liabilities 											                                  3,542
           TOTAL LIABILITIES 											                             383,306
    Stockholders' equity 											                                  37,454
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 										  $ 	420,760

  Spread between combined rates earned and 													                           4.11 	 %
    combined rates paid*

  Net yield on interest-earning assets* 													                              4.58 	 %

<F5>  * Taxable equivalent basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                                                          YEAR ENDED DECEMBER 31,
                                                                          (DOLLARS IN THOUSANDS)
                                                                                   1992
                                                                  Average         Rate/
                                                                  Balance         Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 	                                              $ 	215,158 		   9.22 	% 	   $	19,847	*
        U.S. Treasury and Government agency securities 		             97,196 	    7.02			        6,823
        States and political subdivisions' securities 			             26,557 		   9.32   			     2,475	*
        Other securities 			                                           3,155 		   8.46 			         267	*
        Federal funds sold 			                                         4,638 		   3.27 			         152
           TOTAL EARNING ASSETS                                      346,704      8.53        $ 29,564
    Non-interest earning assets
        Cash and due from banks 		                                    19,950
        Bank premises and equipment 							                            6,716
        Other assets 					                                             8,009
           TOTAL ASSETS 	 						                                  $ 	381,379

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  		                        $ 	114,483 		    3.74	% 	    $ 	4,283
        Savings 		 				                                              27,648 		    3.67 			       1,016
        Time  						                                                129,620 		    5.15 			       6,677
        Time over $100,000 			                                       28,469 		    4.76 			       1,354
           TOTAL INTEREST BEARING LIABILITIES 			                   300,220 		    4.44			       13,330
        Federal funds purchased and repurchase agreements 				          379 		    3.69 			          14
        Other short-term debt 	 				                                    804 		    4.10 			          33
           TOTAL INTEREST BEARING LIABILITIES 					                 301,403 		    4.44		      $	13,377
    Non-interest bearing liabilities
        Demand deposits 											                                  42,908
        Other liabilities 								                                   	3,654
           TOTAL LIABILITIES 										                             347,965
    Stockholders' equity 										                                  33,414
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	 			      $ 	381,379

  Spread between combined rates earned and 												                           4.09 %
    combined rates paid*

  Net yield on interest-earning assets* 										                                4.67 %

<F6>
  * Taxable equivalent basis.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)



	The following tables indicating the increase or decrease in net interest income components that are due to column and rate changes were shown on facing pages to facilitate comparison in the materials sent to our stockholders.


(Dollars in Thousands)
												                                                                                        *
				                                                 (A) 		           * 						      TOTAL         TOTAL
		                                     * 		        TAXABLE 		     NONTAXABLE 		    FEDERAL 				 INTEREST
		                                    NET 		     INVESTMENT 		    INVESTMENT 		     FUNDS 				   EARNING
                                		   LOANS 	     SECURITIES 		    SECURITIES 		     SOLD 	       ASSETS

1994 compared to 1993:
  Increase (decrease) due to:
      Volume 	                       $ 	1,186 	  $  	537 	        $  	768 	         $ 	(49) 	    $ 	 2,442
      Rate 		                             427 		    (273) 		          (47) 		           25 		          132

        NET INCREASE
          (DECREASE) 	               $ 	1,613 	  $  	264 	        $ 	 721 	         $ 	(24) 	    $ 	 2,574

1993 compared to 1992:
  Increase (decrease) due to:
      Volume 	                       $ 	1,702 	  $ 	 887 	        $ 	 287 	         $ 	  1 	     $ 	 2,877
      Rate 		                          (2,006) 		   (744) 		         (209) 		          (17) 		      (2,976)

        NET INCREASE
          (DECREASE) 	               $ 	 (304) 	 $ 	 143 	        $ 	  78 	         $ 	(16) 	    $ 	   (99)

<F7>
     * Taxable equivalent basis
<F8>
(A) Available-for-sale and held-to-maturity securities were compared in total taxable investment securities in 1993 for purposes of this schedule.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)

(Dollars in Thousands)
                             NOW AND 							                            			                                TOTAL 		     *
                              MONEY 			 	                                TIME 	  	  FEDERAL 		   SHORT    INTEREST- 		  NET
                             MARKET 		     SAVINGS 	      	TIME 		       OVER 		     FUNDS 		    TERM 		   BEARING	  INTEREST
                            ACCOUNTS 		    DEPOSITS 		   DEPOSITS 		   $100,000 	  PURCHASED 	   DEBT		     FUNDS 	  EARNINGS

1994 compared to 1993:
  Increase (decrease)
   due to:
      Volume             $   	442       $  	105 	     $  	  (64)    $ 	 107 	    $   	37 	   $ 	 (7) 	  $    620 	  $ 	1,822
      Rate 	                  144 	          40 		            5 		       (5) 		       26 		      (2) 		      208 		      (76)

        NET INCREASE
          (DECREASE)     $   	586 	     $ 	 145       $    	(59)    $ 	 102 	    $ 	  63 	   $	  (9) 	  $ 	  828 	  $ 	1,746

1993 compared to 1992:
  Increase (decrease)
   due to:
      Volume 	           $ 	1,226 	     $  	131 	      $   	(82)    $ 	(231) 	   $ 	  (5)    $   (3) 	  $ 	1,036 	  $ 	1,841
      Rate 		                (855) 		      (286) 		      (1,136) 		     (98)          (1) 		     (0) 	    (2,376) 		    (600)

       NET INCREASE
          (DECREASE)     $ 	  371 	     $ 	(155) 	     $	(1,218) 	  $ 	(329) 	   $  	 (6)    $ 	 (3) 	  $	(1,340) 	 $ 	1,241


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



GENERAL



	First Farmers and Merchants Corporation, a one-bank holding company, was formed during 1982. Its only subsidiary, First
Farmers and Merchants National Bank, is a community bank that was established in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.



	First Farmers and Merchants National Bank expanded its service area in January, 1992, through the acquisition of two offices of Sovran Bank/Tennessee in adjacent counties. During 1994, the Bank strengthened its presence in those four counties in middle Tennessee that it serves. Both deposits and loans in each of the four counties either maintained the same levels or increased. To more efficiently provide these expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion involving data processing and communication links between its fourteen offices.
The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are already enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; and extended banking hours.
A check card is being introduced in the first quarter of 1995.



    	The first of the preceding tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1994, 1993, and 1992.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.



   	The preceding tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1994, 1993, and 1992; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION



   	First Farmers and Merchants National Bank's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.



   	The bank's average deposits grew during the last three years reflecting a 6.8% growth from 1993 to 1994, a 10.4% growth from 1992 to 1993, and a 27.8% growth from 1991 to 1992. The acquisitions in 1992 accounted for almost 13.0% of the growth during 1992.  Average transaction and limited transaction
accounts have shown the most growth during the last three years.
The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts increased 9.5 % in 1994 compared to a 28.6% increase in 1993 and a 68.6 % increase in 1992. Average savings deposits increased 12.2% in 1994 compared to a 12.9% increase in 1993 and a 39.3% decrease in 1992. Average certificates of deposit increased .6% in 1994 compared to a 4.1% decrease in 1993 and a 9.2% increase in 1992. The increasing interest rate environment caused many customers to use interest bearing transaction and limited transaction accounts as holding vehicles while they watched rate movements trying to determine the best time to lock in a rate on a longer term product.



   	Average earning assets increased 7.6% in 1994 compared to an
9.7% increase in 1993 and a 24.6% increase in 1992.   As a
financial institution, the Bank's primary investment is loans.
At December 31, 1994, average net loans represented 60.5% of average earning assets. Total average net loans increased during the last three years showing a 6.1% growth from 1993 to 1994, an 8.6% growth from 1992 to 1993, and a 17.9% growth from 1991 to 1992. The loans acquired in the acquisitions previously mentioned accounted for 3.6% of the growth in 1992. Average investments represented 38.7% of average earning assets at December 31, 1994, and increased 11.6% in 1994, increased 11.9% in 1993, and increased 39.8% in 1992. The majority of the excess funds resulting from the acquisition of more deposits than loans was invested in securities due to the absence of increased loan demand in the new market areas in 1992. Average total assets increased during the last three years as evidenced by a 7.4% growth from 1993 to 1994, a 10.3% growth from 1992 to 1993, and a 25.5% growth from 1991 to 1992. Please refer to the color graphs on page 43 that illustrate this growth.





LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT



     	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest-beating liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The accompanying table shows the Bank's rate sensitive position at December 31, 1994, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).



     	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given different rate scenarios is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1994, 1993, and 1992 was 4.68%, 4.58%, and 4.67% respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE-Rate Sensitivity of Earning Assets and Interest-bearing
Liabilities

(Dollars in Thousands)
                             		              3 Months 		     3-6 		      6-12 		     Over 1
As of December 31, 1994 		                    or Less 		    Months 		    Months 	    Year		      Total
Earning assets
   Loans and leases, net of unearned 	      $  	70,096 	    $ 	44,499 	 $ 	78,247 	  $ 	69,852 	 $	262,694
    Taxable investment securities 		             4,544 		       7,000 		    5,000		     97,002 		  113,546
    Tax-exempt investment securities 		          1,155 		         600 		    1,085		     39,240 		   42,080
        Total earning assets 		                 75,795 		      52,099 		   84,332 		   206,094 	 $	418,320

Interest-bearing liabilities
    NOW and money market accounts 		            43,237 						                          113,250 	 $	156,487
    Savings 								                                                                    35,082 		   35,082
    Time 		                                     21,658 		      26,881 		   51,211 		    25,818 		  125,568
    Time over $100,000 		                        3,767 		       6,610 		   11,640 		     4,153 		   26,170
    Other short-term debt 		                     7,600 		 		         		 		                           7,600
         Total interest-bearing liabilities 		  76,262 		      33,491 		   62,851		    178,303 	 $ 350,907

Noninterest-bearing, net 								                                                      (67,413)

Net asset/liability funding gap 		                (467) 		     18,608 		   21,481		    (39,622)
Cumulative net asset/liability funding gap 	 $   	(467) 	   $ 	18,141	  $ 	39,622 	  $ 	     0

<F9>
Available-for-sale and held-to-maturity securities sere combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS



	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1994, the Corporation had a ratio of average capital to average assets of 9.25%. This compares to a ratio of average capital to average assets of 8.9% at December
31, 1993, and 8.8% at December 31, 1992.



	Cash dividends paid in 1994 were 9.6% more than those paid in 1993. The dividend to net income ratio was 20%. Additional dividends of approximately $12.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1992. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries) and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk- based total capital ratio of 10%, and a core capital to average total assets of 5%.



	As of December 31, 1994, the Bank's core and total risk-based ratios were 16.2% and 17.1% respectively. One year earlier, the comparable ratios were 15.6% and 16.4%, respectively. At year end 1994, the Bank had a ratio of average core equity to total average assets of 9%, up slightly from 8.6% at year end 1993.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Interest Income

   	Total interest income increased 7.3% in 1994 compared to a .4% decrease in 1993 and an increase of 6.6% in 1992. Interest and fees earned on loans increased 8.3% in 1994 compared to a 1.4% decrease in 1993 and a 1.1% increase in 1992. Interest earned on investment securities and other investments increased 5.3% in 1994 compared to a 1.9% increase in 1993 and a 22.7% increase in 1992.



Interest Expense

   	Total interest expense increased 6.9% in 1994 compared to a 10.0% decrease in 1993 and a 6.3% decrease in 1992. The net interest margin (tax equivalent net interest income divided by average earning assets) has remained near 4.6% these last three years as indicated in the LIQUIDITY AND INTEREST RATE
SENSITIVITY MANAGEMENT section above.



    	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.





Non-interest Income and Expense



     	Non-interest income increased 4.2% during 1994 versus a 12.0% increase in 1993 and a 14.0% increase in 1992. Income earned by the Trust Department increased 45% during 1994. Charges for deposit services showed a 5% increase in 1994. The strategy to meet market demand for mortgage loans, while not keeping all of such loans in the bank's portfolio to protect asset flexibility, resulted in an increase in fee income from the sale of mortgages in the secondary market. Sales were at the strongest point during the first quarter of 1994. This also contributed to the increase in non-interest income in 1994. Also during the year, the Bank realized a $244 thousand dollar loss on the sale of a bond mutual fund investment.



    	Non-interest expenses, excluding the provision for possible loan losses, increased 7.6% in 1994 compared to a 9.3% increase in 1993 and a 18.7% increase in 1992. Increased productivity and cost control efforts contributed to this improvement.
Included in this category is Federal Deposit Insurance
Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL AND DIVIDENDS section above for more information concerning the bank's capitalization.





Provision for Possible Loan Losses



    	The provision for loan losses, representing amounts charged against operating income, increased 40.4% in 1994 compared to a 44.1% decrease in 1993 and a 7.7% increase in 1992. Management regularly monitors the allowance for possible losses and considers it to be adequate. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (1) national and local economic conditions, (2) past experience, and (3) Loan Review and Special Assets Committee review. The tables on the next page summarize average loan balances and reconciliations of the allowance for loan losses for each year. Additions to the allowances, which have been charged to operating expenses, are also disclosed.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Provision for Possible Loan Losses (Continued)



    	The next tables present any risk elements in the loan portfolio and include all loans management considers to be potential problem loans. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

                      							                             	December 31,
(DOLLARS IN THOUSANDS) 		                      1994  	 	    1993  	 	   1992  	 	    1991  		     1990

Average amount of loans outstanding       	 $ 	247,791 	  $ 	233,608 	  $ 	215,158 	 $ 	182,561 	 $ 	172,749

Balance of allowance for loan
     losses at beginning of year       	    $ 	  2,024 	  $ 	  2,254    $   	1,917 	 $ 	  1,818 	 $ 	  1,709
 Loans charged-off:
        Loans secured by real estate       		      135 		        396 		        245 		       329 		       -
        Commercial and industrial loans 		          42 		        222 		        124 		       192	         485
        Individuals 		                             246 		        230 		        249 		       249 		        99
             TOTAL LOANS CHARGED OFF 		            423 		        848 		        618 		       770 		       584
Recoveries of loans previously charged off:
        Loans secured by real estate 		              9 		         56 		          3 		       - 		         -
        Commercial and industrial loans 		          36 		         52 		         80 		        56 		        54
        Individuals 		                              36 		         40 		         32 		        33 		         9
             TOTAL RECOVERIES 		                    81 		        148 		        115 		        89 		        63
                NET LOANS CHARGED-OFF 		           342 		        700 		        503		        681 		       521
  Provision charged to operating expenses 		       660 		        470 		        840  		      780 		       630
             BALANCE OF ALLOWANCE FOR
                LOAN LOSSES AT END OF YEAR 		    2,342 		       2,024		      2,254 		     1,917 		     1,818
Ratio of net charge-offs during the
   period to average loans outstanding 		         0.14% 		       0.30% 		     0.23%  		    0.37% 		     0.30%




    	At December 31, 1994, non-accrual loans totaled $2.6 million or 1% of loans. Commercial loans comprised $.349 million of the total, with loans secured by real estate accounting for $1.5
million  and installment loans $.771 million.   All loans that
are ninety days past due are placed in non-accrual status. The gross interest income that would have been recorded in the period then ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $193, $189, and $155 for the years ended December 31, 1994, 1993, and 1992 respectively. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
     		                                       1994  		        1993  		        1992  		        1991  		         1990
INTEREST INCOME
  Interest and fees on loans 	           $ 	21,130,914 	 $ 	19,518,742 	 $ 	19,791,548 	 $ 	19,571,295 	 $  	19,623,201

  Interest on investment securities
    Taxable interest 		                      7,012,626 		    6,925,404 		    6,898,114		     5,218,446 		     4,574,130
    Exempt from federal income taxes         2,184,666 		    1,857,168		     1,825,869 		    1,828,738 		     1,687,072
    Dividends 		                               204,948 		       72,054 		      110,874 		      150,823 		       130,106

                                           		9,402,240 		    8,854,626 		    8,834,857 		    7,198,007 		     6,391,308

  Other interest income                        284,384 		      347,287 		      195,744 		      279,165		        428,891

            TOTAL INTEREST INCOME           30,817,538 		   28,720,655		    28,822,149 		   27,048,467 		    26,443,400

INTEREST EXPENSE
  Interest on deposits                      12,770,618 		   11,998,235 		   13,329,557		    14,212,771 		    15,014,327
  Interest on other short-term borrowings       93,286 		       38,339		        47,449 		       63,994 		        78,465

        TOTAL INTEREST EXPENSE     	        12,863,904 		   12,036,574 		   13,377,006 		   14,276,765 		    15,092,792

        NET INTEREST INCOME                 17,953,634 		   16,684,081		    15,445,143 		   12,771,702 		    11,350,608

PROVISION FOR LOAN LOSSES 	                    660,000 		      470,000 		      840,000		       780,000 		       630,000

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		            17,293,634 		   16,214,081    		14,605,143 		   11,991,702 		    10,720,608

NONINTEREST INCOME
  Trust Department income                    1,249,359 		      863,952 		      753,239		       603,701 		       534,187
  Service charges on deposit accounts 		     2,317,992 		    2,206,026   		  2,123,096 		    1,893,355 		     1,662,614
  Other service charges, commissions,
    and fees 		                                336,758		       509,009 		      401,618 		      237,755 		       275,015
  Other operating income 		                    319,466 		      315,108 		      191,363 		       91,440		        141,176
  Investment securities gains (losses)        (243,690) 		      23,896		        28,434 		       15,862 		        11,198

        TOTAL NONINTEREST  INCOME            3,979,885 		    3,917,991 		    3,497,750 		    2,842,113 		     2,624,190

NONINTEREST  EXPENSES
  Salaries and employee benefits             6,247,706 		    5,686,965		     5,283,086 		    4,407,072 		     4,064,617
  Net occupancy expense 		                   1,190,678 		    1,070,971 		      984,650		       797,466 		       700,589
  Furniture and equipment expense            1,069,856 		      889,848		       801,453 		      935,821 		       907,750
  Loss on other real estate 		                   4,000 		      103,122 		      312,064 		       48,398		          -
  Other operating expenses 		                4,996,107 		    4,903,949 		    4,460,696 		    3,572,881 		     2,921,846

        TOTAL  NONINTEREST  EXPENSES        13,508,347		    12,654,855 		   11,841,949 		    9,761,638 		     8,594,802

            INCOME BEFORE PROVISION
            FOR INCOME TAXES 		              7,765,172 		    7,477,217 		    6,260,944		     5,072,177 		     4,749,996

PROVISION FOR INCOME TAXES                   2,203,746 		    2,220,965 		    1,768,840		     1,341,130 		     1,249,284

            NET INCOME                    $ 	5,561,426 	  $ 	5,256,252 	 $  	4,492,104 	 $  	3,731,047 	  $  	3,500,712

EARNINGS PER COMMON SHARE

     (1,400,000 shares) 	                 $       3.97  	 $ 	     3.75 	 $ 	      3.21 	 $ 	     2.67	    $  	     2.50

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Net Income



    	Net income was 5.8% higher in 1994 than in 1993, 17.0% higher in 1993 than in 1992, and 20.4% higher in 1992 than in 1991. As indicated by the table of comparative data, the Corporation's return on average assets was 1.23% in 1994, 1.25% in 1993, and 1.18% in 1992. The return on equity remains strong at 14.1% in 1994, 14.9% in 1993, and 14.21% in 1992.



Net Interest Margin



    	Mr. Waymon L. Hickman indicated in his opening message to stockholders that 1994 was a difficult year for many forms of investments. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history. It was the first time since 1974 that both stock and bond funds fell in value during the same year. Even with these unfavorable results, an investment in F&M stock increased 18.4% in value, due primarily to very favorable earnings and continued demand for stock.



    	A graph which illustrates an increasing net interest margin during the five years shown was included at the bottom of this page in the materials sent to our stockholders. As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table on page 37 and adjusts the current balance sheet to reflect the impact of different interest rate movements.



EFFECTS OF ECONOMY



    	Current economic conditions have had a definite effect on the reported financial condition and results of operation. Market interest rates declined in 1992 and 1993, resulting in lower yields on earning assets and lower rates on interest-bearing liabilities. The market interest rates increased in 1994, resulting in higher yields on earning assets as well as higher rates on interest-bearing liabilities. Historically, noninterest-bearing demand deposits and regular savings accounts provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1993 and 1994 as these fixed rate and noninterest-bearing deposits continued to provide a relatively stable net yield from this funding source.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





EFFECTS OF ECONOMY (Continued)



	The closing of some industrial plants that have been long term community neighbors and the reduction of operations in other plants in the area have reduced the impact of increases in the automotive industry in the area. First Farmers and Merchants
Corporation continues to work with local citizens to improve the economic conditions of the area.



SHAREHOLDER  INFORMATION



	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1994, had a market value of $63 million and were held by 1,405 identifiable individuals located mostly in the market area. A small number of additional shareholders cannot be identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.



	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

						                            	Price Range of		      Dividends
						  	                           Common Stock        		Paid
					                              High 	     Low			     Per Share

        	First Quarter 	        $ 	32.00  	$ 	31.00  	  $
	        Second Quarter 		         33.50    		33.50        		0.31
1992  	  Third Quarter 		          33.50  		  33.50
	        Fourth Quarter 		         34.50  	  	33.50		        0.34
                                       		               $   	0.64

	        First Quarter 	        $ 	36.00  	$ 	36.00  	  $
	        Second Quarter 		         37.00  		  37.00  		      0.36
1993  	  Third Quarter 		          38.00  		  37.00
	        Fourth Quarter 		         38.00  		  38.00  		      0.38
						                                                  $ 	  0.73

	        First Quarter 	        $ 	40.00  	$ 	39.00  	  $
	        Second Quarter 		         42.00  		  42.00  		      0.39
1994  	  Third Quarter 		          43.00  		  42.00
	        Fourth Quarter 		         45.00  	  	43.00  		      0.41
                                                  						$   	0.80

	Four color graphs are included on the left hand side of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the next page. The third and fourth graphs illustrate return on stockholders' equity and earnings per share with cash dividends for the last five years. The information for both of these graphs was taken form the "COMPARATIVE DATA" table on the following pages.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS




COMPARATIVE DATA (In Thousands of Dollars)

	                                    	1994  		    1993  		   1992  		    1991  		   1990

AVERAGE ASSETS 	                 $ 	451,953 	$ 	420,760 	$ 	381,379 	$ 	303,851	 $ 	279,969

AVERAGE LOANS (NET) 	            $ 	247,791 	$ 	233,609 	$ 	215,158 	$ 	182,561  $ 	172,749

AVERAGE DEPOSITS 	               $ 	404,412 	$ 	378,782 	$ 	343,128 	$ 	268,495	 $ 	247,461

RETURN ON EQUITY
      AND ASSETS
    Return on average assets 		        1.23% 		    1.25% 		    1.18% 		    1.23%		     1.25%

    Return on beginning equity 		     14.11% 		   14.93% 		   14.21%    		13.01% 	    13.48%
    Average equity to
          average assets 		            9.25% 		    8.90% 		    8.76% 		    9.94% 		    9.77%

COMMON DIVIDEND
       PAYOUT RATIO
    Earnings per share 	         $ 	   3.97 	$ 	   3.75 	$ 	   3.21 	$ 	   2.67 	$	    2.50

    Cash dividends per share 	   $ 	   0.80 	$ 	   0.73 	$ 	   0.64 	$	    0.58 	$ 	   0.56

    Ratio 		                             20% 		      19% 		      20% 		      22% 		      22%

                            						NET INTEREST MARGIN
						                        (in Thousands of Dollars)
                             		1994  		   1993  		   1992  		  1991  		    1990
INTEREST INCOME
     (TAX EQUIVALENT) 	    $ 	32,039 	$ 	29,465 	$ 	29,564 	$ 	27,736 	$ 	27,087

INTEREST EXPENSE 		           12,864 		  12,037 		  13,377 		  14,277 		  15,093

	                          $ 	19,175 	$ 	17,428 	$ 	16,187 	$ 	13,459 	$ 	11,994

NET INTEREST MARGIN* 		         4.68% 		   4.58% 		   4.67% 		   4.84% 		   4.69%

<F10>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.



	In summary, the above table and the graphs on these pages summarize the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization. Each stockholder can be proud of this performance. Our stockholders are the real strength of our organization. Thank you for your help and support.






Employees



FFMC has no employees. Its subsidiary, the Bank had approximately one hundred ninety-four (194) full time employees and fifty-eight (58) part time employees. Seven of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.





Item 2.  Properties.



A discussion of the properties owned by the company is included in Note 1 of the Notes to Consolidated Financial
Statements which is a part of then Annual Report to Stockholders.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 and 1993

ASSETS 			                        			                      1994  		           1993

Cash and due from banks 					                              $ 	26,735,526     	$ 	22,642,168
Federal funds sold 		                              				            - 		             400,000
Securities
  Available for sale (amortized cost $12,646,156 in 1994)     12,565,226     		      -
  Held to maturity (fair value $138,892,331 and
  $155,336,497 respectively)                           						143,061,031 		     150,110,295
    Total securities - Note 2  			                           155,626,257 		     150,110,295
Loans, net of unearned income - Note 3 						                262,694,120 		     243,915,462
 Allowance for possible loan losses - Note 4            						(2,342,290) 		     (2,023,651)
     Net loans 						                                        260,351,830 		     241,891,811
Bank premises and equipment, at cost less allowance for
  depreciation and amortization - Note 5 				                  6,193,080 		       6,363,539
Other assets 						                                           11,887,492 	       11,188,893
    TOTAL ASSETS 		 			                                    $ 460,794,185 	    $ 432,596,706

LIABILITIES
    Deposits
      Noninterest-bearing 					                            $  61,845,878 	    $ 	54,302,635
      Interest-bearing (including certificates
        of deposit over $100,000: 1994 - $26,169,831;
        1993 - $25,104,901)                          						  343,306,545 	      334,632,442
          Total deposits 						                              405,152,423 	      388,935,077
    Federal funds purchased 						                             7,000,000 		          -
    Dividends payable 						                                     574,000 		         525,000
    Accounts payable and accrued liabilities 						            4,239,636		        3,729,056
      TOTAL LIABILITIES 						                               416,966,059 		     393,189,133

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
      outstanding - Note 1 						                             14,000,000 		       7,000,000
    Retained earnings - Note 6 						                         29,876,683 		      32,407,573
    Net unrealized loss on available-for-sale securities,
    net of tax 						                                            (48,557) 		         -
      TOTAL STOCKHOLDERS' EQUITY 						                       43,828,126		       39,407,573
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 					     $ 460,794,185 	    $ 432,596,706


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

       						                                                               Net Unrealized
				        		                                                              Gain (Loss) On
		                                           Common 		        Retained 		   Available-for-sale
  		                                         Stock 		         Earnings 		       Securities 		       Total

BALANCE AT JANUARY 1, 1992 	             $ 	7,000,000 	   $ 	24,604,901 	    $      	- 	            $ 	31,604,901
Net income for the year 		                      - 		          4,492,104 		           - 		               4,492,104
Cash dividends declared, $.64 per share 		      - 		           (896,000) 		          - 		                (896,000)
BALANCE AT DECEMBER 31, 1992 		             7,000,000 		     28,201,005 		           - 		              35,201,005
Net income for the year 		                      - 		          5,256,252 		           - 		               5,256,252
Cash dividends declared, $.73 per share 		      - 		         (1,022,000) 		          -              	  (1,022,000)
Net unrealized loss on mutual fund
 investment 		                                  - 		            (27,684) 		          -		                  (27,684)
BALANCE AT DECEMBER 31, 1993 		             7,000,000 		     32,407,573 		           -		               39,407,573
Cumulative effect of change in
 accounting principle (net of deferred
 income taxes of $171,405) - Note 1 		          - 		             27,684		          229,424 		             257,108
Two-for-one stock split - Note 1 		         7,000,000 		     (7,000,000) 		          -		                    -
Net income for the year 		                      - 		          5,561,426 		           - 		               5,561,426
Cash dividends declared, $.80 per share 		      - 		         (1,120,000) 		          -	                (1,120,000)
Net unrealized loss on available-for-
 sale securities, net of tax 		                 - 		              - 		            (277,981) 		           (277,981)
BALANCE AT DECEMBER 31, 1994 	           $	14,000,000 	    $	29,876,683 	       $ 	(48,557) 	       $  43,828,126

<F1>The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

	                                        	1994  		         1993  		           1992

INTEREST INCOME
 Interest and fees on loans 	         $	21,130,914 	    $	19,518,742 	    $ 19,791,548
 Interest on investment securities
   Taxable interest
     Available-for-sale 		               1,327,021 		          - 		               -
     Held-to-maturity 		                 5,858,148 		      6,925,404		       6,898,114
   Exempt from federal income tax 		     2,184,666 		      1,857,168		       1,825,869
   Dividends 		                            204,948 		         72,054 		        110,874
		                                       9,574,783 		      8,854,626 		      8,834,857
 Other interest income 		                  111,841 		        347,287 		        195,744
     TOTAL INTEREST INCOME 		            30,817,538 		    28,720,655 		     28,822,149

INTEREST EXPENSE
 Interest on deposits 		                 12,770,618 		    11,998,235 		     13,329,557
 Interest on other short term
  borrowings 		                              93,286 		        38,339		          47,449
     TOTAL INTEREST EXPENSE 		           12,863,904 		    12,036,574		      13,377,006
     NET INTEREST INCOME 		              17,953,634 		    16,684,081      		15,445,143
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4 		                                660,000 		       470,000		         840,000
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		       17,293,634		     16,214,081 		     14,605,143
NONINTEREST  INCOME
 Trust department income 		               1,249,359 		       863,952 		        753,239
 Service charges on deposits accounts 		  2,317,992		      2,206,026 		      2,123,096
 Other service charges, commissions,
  and fees 		                               336,758		        509,009 		        401,618
 Other operating income 		                  319,466 		       315,108 		        191,363
 Investment securities gains (losses) 		   (243,690) 		       23,896		          28,434
     TOTAL NONINTEREST INCOME 		          3,979,885 		     3,917,991		       3,497,750
NONINTEREST  EXPENSES
 Salaries and employee benefits 		        6,247,706 		     5,686,965		       5,283,086
 Net occupancy expense 		                 1,190,678 		     1,070,971 		        984,650
 Furniture and equipment expense 		       1,069,856 		       889,848		         801,453
 Loss on other real estate 		                 4,000 		       103,122 		        312,064
 Other operating expenses 		              4,996,107 		     4,903,949		       4,460,696
     TOTAL NONINTEREST EXPENSES 		       13,508,347		     12,654,855 		     11,841,949
       INCOME BEFORE PROVISION FOR
        INCOME TAXES 		                   7,765,172 		     7,477,217		       6,260,944
PROVISION FOR INCOME TAXES - Note 8 	     2,203,746 	 	    2,220,965		       1,768,840
        NET INCOME  	                  $  5,561,426 	   $  5,256,252 	    $ 	4,492,104

EARNINGS PER COMMON SHARE - Note 1
      (1,400,000 outstanding shares) 	 $ 	     3.97 	   $ 	     3.75 	    $ 	     3.21

<F2>The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

                                   		         1994             1993  		         1992

OPERATING ACTIVITIES

 Net income   	                           $ 	5,561,426 	   $ 	5,256,252 	   $ 	4,492,104
 Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Excess (deficiency) of provision
   for possible loan losses over net
   charge offs 		                              318,639 		      (230,083)		       336,876
  Provision for depreciation and
   amortization of premises and equipment 		   589,045 		       591,486 		       544,896
  Amortization of deposit base intangibles 		  168,020		        168,020 		       157,180
  Amortization of investment security
   premiums, net of accretion of discounts 		  678,968 		       747,224		        530,561
  Donation of premises to municipalities 		       - 		             -		           106,569
  Increase in cash surrender value of
   life insurance contracts 		                 (75,287) 		     (103,175) 		        -
  Deferred income taxes 		                    (163,907) 		       24,080 		      (152,979)
  (Increase) decrease in
    Interest receivable 	                     (992,872) 		      364,303 		      (207,525)
    Other assets 		                            344,572 		    (1,171,225) 		     (317,383)
  Increase (decrease) in
    Interest payable 		                        222,605 		      (206,742) 		     (773,927)
    Other liabilities 		                       287,975 		        38,024 		       315,094
      TOTAL ADJUSTMENTS 		                   1,377,758 		       221,912 		       539,362
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          		6,939,184 		     5,478,164 		     5,031,466
INVESTING ACTIVITIES
 Proceeds from maturities, calls, and
  sales of available-for-sale securities 		 25,152,051 		         - 		             -
 Proceeds from maturities and calls of
  held-to-maturity securities 		             5,092,000 		    30,497,983  		   17,446,753
 Purchases of investment securities
      Available-for-sale 		                (16,942,994) 	         -   		           -
      Held-to-maturity 		                  (19,495,987)		   (39,789,407) 		  (61,797,126)
 Acquisition of loans - Note 11 		               - 		              - 		      (13,715,703)
 Net increase in loans 		                  (18,778,658) 		  (18,710,584) 		  (20,378,124)
 Purchases of premises and equipment 		       (418,586) 	      (222,279)		    (1,758,009)
 Purchases of deposit base intangibles 		        - 		              - 		         (937,852)
 Proceeds from redemption of annuities
  and life insurance contracts 		                - 		           229,275  		        -
 Purchase of single premium life insurance
  contracts 		                                   -		           (730,000) 	 	  (1,399,816)
    NET CASH USED BY INVESTING ACTIVITIES  (25,392,174) 		  (28,725,012)  		 (82,539,877)
FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
  interest-bearing deposits 		              16,217,348       18,384,169 		    38,191,426
 Assumption of deposit liabilities
   - Note 11 		                                  - 		             -		         44,487,470
 Net increase (decrease) in short
  term borrowings 		                         7,000,000		        (77,537) 		      (50,233)
 Cash dividends 		                          (1,071,000) 	      (966,000)  	     (840,000)
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES		                           22,146,348 		    17,340,632  		   81,788,663
 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         		3,693,358       (5,906,216)  		   4,280,252
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR 		                       23,042,168		     28,948,384  		   24,668,132
CASH AND CASH EQUIVALENTS AT
 END OF YEAR	                             $ 26,735,526 	   $	23,042,168 	   $	28,948,384

<F3>The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

		First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. On
April 13, 1982, the Board of Directors of the Corporation adopted a resolution to execute and deliver to the Board of Governors of the Federal Reserve System an application pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for prior approval by the Board of action to be taken by the Corporation which would result in its becoming a bank holding company.



		As of December 31, 1994, the only subsidiary of the corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank serves Saturn Distribution Corporation at its fifteenth location in the Northfield Complex at the Saturn location near Spring Hill.



		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks and three (3) savings and loan associations located in the marketing area.



Accounting Policies



		The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry.
The significant policies are summarized as follows.



Principles of Consolidation



		The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.



Cash and Due From Banks



		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1994, amounted to approximately $9,579,000.



Cash Equivalents



		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Securities



		Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the adoption was an increase in stockholders' equity of $257,108 (net of $171,405 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale that were previously classified as held-to-maturity. SFAS 115 establishes standards of accounting and reporting for investments in equity securities that have readily determinable fair values and all debt securities. Under the Statement, all such investments are classified in three categories and accounted for as follows:



		Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.



		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.



		Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.



		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.



Recognition of Interest Income



		Interest on loans is computed daily based on the principal amount outstanding. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method.



Other Real Estate



		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. The Bank's recorded value for other real estate was approximately $544,540 at December 31, 1994, and $594,693 at
December 31, 1993. Other real estate owned by the Bank as of December 31, 1994, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury
County, Tennessee on US 31 Highway. The properties are not depreciated.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Allowance for Possible Loan Losses



		The allowance for possible loan losses is established by charges to operations based on the evaluation of the assets by Loan Review and the Special Assets Committee, economic conditions, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Effective January 1, 1995, the Corporation and the
Bank will adopt Statement of Financial Accounting Standards No.
114 (as amended by No. 118), "Accounting by Creditors for
Impairment of a Loan." The Bank established the position of Credit Administrator to coordinate the results of Loan Review and Special Assets Committee action for purposes of monitoring and managing loan impairment and maintenance of the allowance at required levels.



Premises and Equipment



		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows:
buildings - 15 to 50 years; equipment - 3 to 33 years.
Leasehold improvements are amortized over the lesser of the lease terms or the estimated lives of the improvements. Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.



Trust Department Income



		Trust department income is recognized on the accrual basis in the applicable period earned.



Stock Split



		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributable May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.



Income Taxes



		The companies file a consolidated federal income tax return. They adopted Statement of Financial Accounting Standards No. 109
(SFAS 109), "Accounting For Income Taxes", effective January 1,
1993. SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Income Taxes (Continued)



		Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect, as of January 1, 1993, of this change in the method of accounting for income taxes was negligible.



Intangible Assets



	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1994 - $168,020;  1993 - $168,020;  and  1992 - $157,180.



Fair Value of Financial Instruments



		Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Bank, as for most financial institutions, almost all of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Bank's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an unforced, unforeclosed transaction. Therefore, significant estimations and present value calculations were used by the Bank for the purposes of this disclosure.



Estimated fair values have been determined by the Bank using the best available data, as generally provided in the Bank's regulatory reports to the Comptroller of the Currency. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in these notes. The Bank's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. Management is concerned that reasonable comparability between financial institutions may be distorted due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES



		The following tables reflect the amortized value and fair value of investment securities.

				                                                  Gross Unrealized
		                                 Amortized 						        Fair
                                   		Value 	       	Gain         		Loss 	      	Value

December 31, 1994

Available-for-sale securities
  U.S. Treasury   	              $ 	7,094,657 	   $ 	    - 	     $     45,657 	 $ 	7,049,000
  U.S. Government Agencies 		       5,551,499 		         - 		          35,273 		   5,516,226

                                	$	12,646,156 	   $      - 	     $  	  80,930 	 $	12,565,226

Held-to-maturity securities

  U.S. Treasury 	                $	71,997,419    	$      - 	     $ 	1,795,719 	 $ 70,201,700
  U.S. Government Agencies 		      28,527,740 		         -	          	984,990 		  27,542,750
  States and Political
  Subdivisions 		                  39,786,156 		         -		        1,310,396 		  38,475,760
  Other Securities 		               2,749,716 	          - 		          77,595		    2,672,121

                                	$143,061,031    	$ 	    - 	     $ 	4,168,700 	 $138,892,331

December 31, 1993

 U.S. Treasury 	                 $	78,320,499	    $ 	2,452,500 	 $      -	      $	80,772,999
 U.S. Government Agencies 		       25,745,517 	        835,623 	        - 		      26,581,140
 States and Political
  Subdivisions 		                  35,622,983 		     1,915,102          - 		      37,538,085
 Other Securities 		               10,421,296 	         22,977          -   		    10,444,273

          	                      $150,110,295 	   $ 	5,226,202 	 $      - 	     $155,336,497

		Securities carried at $81,583,779 and $65,067,259 at December 31, 1994 and 1993, respectively (fair value: 1994 - $80,148,047;
1993 - $68,257,884), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.
The fair values of all securities at December 31, 1994, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.

 	                                       	1994  		      1993  		    1992

       Pre-tax gains (losses) 	     $  	(243,690) 	 $  	23,896 	 $ 	28,434
       Tax effect 		                      82,855 		     (8,125)   		(9,668)
       After-tax gains (losses)   	 $  	(160,835) 	 $  	15,771 	 $ 	18,766

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the call or sale of available-for-sale securities were $25,152,051 and from the call of held-to-maturity securities were $5,092,000 during 1994. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions 1994. Gross gains of $23,896 and gross losses of $
- - -0- were realized on the dispositions in 1993. Gross gains of $28,434 and gross losses of $ -0- were realized on the dispositions in 1992. At December 31, 1994, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.



	 	The following table shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1994, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	                                 	   Amortized 	 	     Fair 	 	     Yield
                                      		Cost 	 	        Value 	 	  (Unaudited)

Available-for-sale securities

U.S. Treasury
   Within one year 	                $ 	3,005,504 	   $ 	3,010,200 		   6.21%
   After one but within five years 		  4,089,154 		     4,038,800		    6.88%

U.S. Government agencies
   Within one year 		                  1,000,807 		     1,004,700 		   8.41%
   After one but within five years 		  3,996,913 		     3,975,712		    6.12%
   After ten years 		                    553,778 		       535,814 		   5.61%

                                  	 $	12,646,156 	   $ 12,565,226

Held-to-maturity securities

U.S. Treasury
   Within one year 	                $	10,042,337 	   $	10,023,700 		   6.26%
   After one but within five years 		 61,955,082 		    60,178,000    		5.91%

U.S. Government agencies
   Within one year 		                  2,003,196 		     1,992,500 		   6.65%
   After one but within five years 		 25,524,544 		    24,603,650		    6.14%
   After five but within ten years 		  1,000,000 		       946,600 		   4.75%

States and political subdivisions
   Within one year 		                  2,841,375 		     2,888,179 		  11.21%
   After one but within five years 		 11,821,479 		    12,026,880		    9.32%
   After five but within ten years 		 22,810,062 		    21,371,598		    7.66%
   After ten years 		                  2,313,240 		     2,189,103 		   8.23%

Other securities
   After one but within five years 		    325,878 		       319,951 		   7.97%

Equity securities 		                   2,423,838 		     2,352,170 		   8.06%

 	                                  $143,061,031 	   $138,892,331

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - LOANS



		A summary of loans outstanding by category follows.

		                                                    1994             		1993
Loans secured by real estate
   Construction and land development             $  8,036,802           8,286,041
   Farmland 		                                      7,942,187 		        6,628,903
   Lines of credit 		                                 240,976 		          547,246
   1-4 family residential property - first lien 		100,548,761        		91,383,671
   1-4 family residential property - junior lien 		 7,219,546          	8,161,278
   Multifamily residential property 		              4,775,515 		        4,998,967
   Non farm, non residential property 		           41,734,848 		       45,224,304

      Subtotal 		                                 170,498,635 		      165,230,410

Commercial and  industrial loans
   Commercial  and  industrial 		                  44,870,150 		       34,369,089
   Taxable commercial loans 		                        300,000 		            -
   All other loans 		                                 187,405 		        1,649,884

      Subtotal 		                                  45,357,555 		       36,018,973

Tax exempt commercial loans 		                        748,116 		          407,895

Loans to individuals
   Agricultural production 		                       3,823,296 		        4,053,253
   Lines of credit 		                                 103,249 		           91,294
   Individuals for personal expenditures 		        42,341,597        		38,358,452
   Purchase or carry securities 		                        655 		           59,560

      Subtotal 		                                  46,268,797 		       42,562,559

Lease financing 		                                      1,408               9,716

                                                		262,874,511 		      244,229,553
Less:
   Net unamortized loan origination fees 		          (176,606) 		        (307,507)
   Unearned interest income 		                         (3,785) 		          (6,584)
   Allowance for possible loan losses 		            (2,342,290)		      (2,023,651)

	                                                 $260,351,830 	     $241,891,811


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1994, follows.

                                     		 	 	(In Thousands of Dollars)

                                          		 Within    		   One to 		      After
                                          		One Year 		   Five Years 	   Five Years 		   Total

Fixed rate loans                           $ 	54,004 	   $ 	37,917 	    $ 	31,866 	    $	123,787
Variable rate loans 		                       136,734 		      2,354 		         - 		       139,088

	                                          $	190,738 	   $ 	40,271 	    $ 	31,866 	    $	262,875


	Non-performing loans are those which are accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 and $2,133,000 at December 31, 1994 and
1993, respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS  (Continued)



		A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.
This rate was adjusted for credit loss and assumed prepayment risk. The estimated fair values and recorded book balances at December 31, 1994 were as follows.

                        		Estimated 		          Recorded
		                        Fair Value 		       Book Balance

Net Loans 	           $  268,870,000 	      $ 	260,351,830


		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1994 and 1993, follows.

                      		              Balance at
		                                     Beginning  			                      	Amount 	        Amount 	        Balance at
            		                          of Year 		        Additions 		     Collected 		   Written Off 	   	End of Year
            1994

Aggregate of certain party loans 	   $ 	6,563,577 	    $ 	5,081,776 	    $ 	5,151,082 	   $  	       0 	   $ 	6,494,271


            1993

Aggregate of certain party loans 	   $ 	3,925,500 	    $ 	7,868,338 	    $ 	5,230,261 	   $ 	        0 	   $ 	6,563,577


		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES



		Changes in the allowance for possible loan losses are as follows:

                                             		1994  		     1993  		       1992

Balance at beginning of year 	           $ 	2,023,651 	$ 	2,253,735 	 $ 	1,916,859
Provision charged to operating expenses 	    	660,000 		    470,000		      840,000
Loan losses:
     Loans charged off 		                    (422,831) 		  (847,535) 		   (618,417)
     Recoveries on loans previously
          charged off 		                       81,470 		    147,451 		     115,293

Balance at end of year 	                 $ 	2,342,290 	$ 	2,023,651 	 $ 	2,253,735

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - BANK PREMISES AND EQUIPMENT



		The components of premises and equipment are as follows:

                                                    		1994  		       1993

Land 	                                           $ 	1,204,288 	 $ 	1,204,288
Premises 		                                         6,629,567 		   6,626,487
Furniture and equipment 		                          3,816,320    		3,934,139
Leasehold improvements 	               	              474,770 		     458,696

                                                 		12,124,945 		  12,223,610

Less allowance for depreciation and amortization 		(5,931,865)		  (5,860,071)

                                               	 $ 	6,193,080 	 $ 	6,363,539


		Annual provisions for depreciation and amortization total $589,045 for 1994, $591,486 for 1993, and $544,896 for 1992.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $1,843,000 at December 31, 1994.





NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS



		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1994, additional dividends of approximately $12,220,000 could have been declared by the Bank to the Corporation without regulatory agency approval.





NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2001. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. During 1994 the Bank committed to a data processing and communication network technology upgrade. An operating lease in excess of $1,600,000 for the equipment involved in this upgrade was closed in December, 1994, and is included in the following table. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $409,764, $254,121, and $245,991 for equipment leases, and
$97,966, $82,030, and $72,350 for building leases, in 1994,
1993, and 1992, respectively. Future minimum lease commitments as of December 31, 1994, under all noncancelable operating leases with initial terms of one year or more follow.

                   	       1995        		 $   	463,061
	                          1996                461,426
                         	 1997  			           426,003
	                          1998  			           319,732

  Total future minimum lease payments 			 $ 	1,670,222

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES



		The provisions for income taxes consist of the following:

		                                         1994    		      1993          		1992

Current:
      Federal 	                             $ 	1,831,848 	  $ 	1,754,003 	  $ 	1,521,467
      State 		                                   503,433 		      442,882 		      400,352

          Total current 		                     2,335,281 		    2,196,885 		    1,921,819

Deferred:
      Federal 		                                (111,805) 		      20,468 		     (121,161)
      State 		                                   (19,730) 		       3,612 		      (31,818)

          Total deferred 		                     (131,535) 		      24,080 		     (152,979)

          Total provision for income taxes 	$ 	2,203,746 	  $ 	2,220,965 	  $ 	1,768,840





		The deferred tax effects of principal temporary differences are shown in the following table:

  				                                       1994         		1993
Allowance for possible loan losses 		 	$   682,877     	$  	555,421
Installment loan reporting 				               - 		            6,865
Write-down of other real estate 				       159,120 		       157,520
Deferred compensation 				                 156,227 		        76,781
Direct lease financing 				                 36,452 		        35,736
Unrealized loss on AFS securities 				      32,372 		        18,457
Deferred loan fees 				                     24,546 		        76,907

    Net deferred tax asset 			         $ 1,091,594 	    $  	927,687





		The timing differences in 1992 related principally to the provision for loan losses.



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1994, 1993, and 1992 amounted to $2,431,332, $2,564,887 and
$1,924,851, respectively.

       	                                          	1994  	       	1993  		        1992

Tax expense at statutory rate 	                $ 	2,640,158 	 $ 	2,542,254 	 $ 	2,128,721
Increase (decrease) in taxes resulting from:
    Tax-exempt interest 		                         (780,946) 		   (647,575) 		   (657,470)
    Nondeductible interest expense 		                75,019 		      58,457 		      65,313
    Other nondeductible expenses
         (nontaxable income) - net 		                (6,458) 		    (19,962) 		     21,201
    State income taxes, net of federal
         tax benefit 		                             319,244 		     292,263 		     243,232
    Dividend income exclusion 		                    (29,571)     		(15,646)     		(24,888)
    Other 		                                        (13,700) 		     11,174     		  (7,269)

Total provision for income taxes 	             $ 	2,203,746 	 $ 	2,220,965  	$ 	1,768,840

Effective tax rate 		                                28.4% 		       29.7% 		       28.3%


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)



		A net deferred tax asset was included in other assets in the accompanying consolidated balance sheet. The gross deferred tax asset was $1,091,594 at December 31, 1994 and $927,687 at
December 31, 1993. There was no deferred tax liability or valuation allowance in either year. The deferred tax asset results mainly from the difference in the book basis and tax basis of the allowance for loan losses.



NOTE 9 - COMMITMENTS



		The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.



		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1994, were $19,956,000 and $2,439,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.



		The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock.
The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer. It is management's opinion that there is not a concentration of credit risk in the portfolio.





NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION



		Interest paid on deposits and other borrowings during 1994, 1993, and 1992 amounted to $12,641,299, $12,243,317, and
$14,150,933, respectively.



NOTE 11 - ACQUISITIONS



		On September 25, 1991, the Bank entered into a purchase and assumption agreement with Sovran Bank/Tennessee to purchase certain assets and assume certain deposit liabilities of Sovran
Bank/Tennessee, Nashville, Tennessee, in Centerville, Hickman
County, Tennessee, and Chapel Hill, Marshall County, Tennessee.
The Office of the Comptroller of the Currency granted official authorization for this acquisition and it became effective
January 24, 1992.  Deposit liabilities totaling $42,543,252
(including $2,392,071 in Individual Retirement Accounts assumed prior to December 31, 1991) were assumed in the transaction in exchange for loans and other assets acquired totaling
$14,254,385, and cash for the balance.



		In March, 1992, the Bank entered into a purchase and assumption agreement with Cavalry Banking FSB to purchase certain assets and assume certain deposit liabilities of the Chapel Hill office of Cavalry Banking FSB. The Office of the
Comptroller of the Currency granted official authorization for this acquisition and it became effective October 31, 1992.
Deposit liabilities totaling $4,336,289 were assumed in the transaction in exchange for the office building acquired for $100,069 and cash for the balance.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)



		The following is a summary of the unaudited consolidated quarterly results of operations.

                                 		First     	    Second   	      Third    		     Fourth
     		                           Quarter 	    	  Quarter       	Quarter 	  	    Quarter     	   Total
      1994
Interest income 	             $ 	7,176,893 	  $ 	7,664,849  	 $ 	7,814,500  	$ 	8,161,296 	 $	30,817,538
Interest expense 		              2,986,012 		    3,148,310 		    3,272,217 		   3,457,365		   12,863,904

Net interest income 		           4,190,881 		    4,516,539 		    4,542,283		    4,703,931 		  17,953,634
Provision for possible
    loan losses 		                  60,000 		      255,000 		      225,000 		     120,000 		     660,000
Noninterest expenses, net of
    noninterest income 		        2,260,734 		    2,254,027 		    2,490,717		    2,522,984 		   9,528,462

Income before income taxes 		    1,870,147 		    2,007,512 		    1,826,566		    2,060,947 		   7,765,172
Income taxes 		                    528,638 		      566,493 		      508,942 		     599,673 		   2,203,746

Net income 	                  $ 	1,341,509 	  $ 	1,441,019 	  $ 	1,317,624 	 $ 	1,461,274 	 $ 	5,561,426

Earnings per common share
    (1,400,000 shares) 	      $ 	     0.96 	  $  	    1.03 	  $ 	     0.94 	 $ 	     1.04	  $ 	     3.97

 		                                First 		     Second        		Third        		Fourth
		                                Quarter 		    Quarter 		     Quarter 		     Quarter 		          Total
      1993
Interest income 	             $ 	7,228,627 	   $  	7,226,989 	 $ 	7,048,132 	$ 	7,216,907 	 $	28,720,655
Interest expense 		              2,962,100 		      3,018,782 		   3,043,913     3,011,779		   12,036,574

Net interest income 		           4,266,527 		      4,208,207 		   4,004,219		   4,205,128 		  16,684,081
Provision for possible loan
     loan losses 		                170,000 		        180,000 		      90,000 		     30,000 		     470,000
Noninterest expenses, net of
     noninterest income 		       2,187,860 		      2,134,759 		   2,064,417	  	 2,349,828 		   8,736,864

Income before income taxes 		    1,908,667 		      1,893,448 		   1,849,802		   1,825,300 		   7,477,217
Income taxes 		                    592,499 		        577,836 		     574,118 		    476,512 		   2,220,965

Net income 	                  $ 	1,316,168 	   $ 	1,315,612 	  $ 	1,275,684  $ 	1,348,788 	 $ 	5,256,252

Earnings per common share
     (1,400,000 shares) 	     $ 	     0.94 	   $  	    0.94 	  $ 	     0.91 	$ 	     0.96	  $ 	     3.75





NOTE 13 - EMPLOYEE BENEFIT PLANS



		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $602,010, $529,324, and $482,645, in 1994, 1993, and
1992, respectively, are included in salaries and employee benefits expense.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)



		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1994 - $580,088; 1993 - $558,024) used to fund the plan and the related liability (1994
- - - $400,606; 1993 - $326,681) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $22,448 in 1994 and $21,096 in 1993 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $98,925 in 1994 and $91,916 in 1993.



		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $126,262 for 1994 and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants.
Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $ 82,079 in 1994 and $82,079 in 1993 is also included in the cash surrender values of
 $1,750,119 and $1,696,895 at December 31, 1994 and 1993,
respectively.



		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.





NOTE 14 - DEPOSITS



		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table

                                                          (Unaudited)
                                                    Year Ended December 31
                                   						1994			              1993				               1992
                                             								(Dollars In Thousands)

Demand deposits 	                   $ 	55,557 		  - 	%   	$ 	48,697   		- 	% 	   $ 	42,908 		  - 	%
NOW and money market accounts     		  161,244 		3.25 			    147,246 	 3.16		       114,482 		3.74
Savings deposits 		                    35,036 		2.87 			     31,216 		2.76 			      27,649		 3.67
Time deposits of less than $100,000 		126,523 		4.27 			    128,021		 4.26 			     129,620 		5.15
Time deposits of $100,000 or more 		   26,053 		4.32 			     23,602		 4.33 			      28,469 		4.76

Total In Domestic Offices 	         $ 404,413 		3.66	% 	  $ 378,782  	3.17	% 	   $ 343,128 		3.89	%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - DEPOSITS (Continued)



		At December 31, time deposits of $100,000 or more had the following maturities.

                       				          1994		          1993	 	      1992
                                   						(Dollars In Thousands)

Under 3 months 	                   $ 	3,117 	      $ 	3,519 	   $ 	5,962
3 to 12 months 		                    18,250 		       17,081 		     8,857
Over 12 months 		                     4,803 		        4,505 		     8,766

                                	 $ 	26,170 	     $ 	25,105 	  $ 	23,585




		Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.
Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. The estimated fair values and recorded book balances at December 31, 1994, were as follows.

                                     		Estimated 	   	  Recorded
                                      	Fair Value 		  Book Balance

Deposits with stated maturities 	   $ 	149,305,000 	$ 	151,737,000
Deposits with no stated maturities   		253,415,000   		253,415,000
Federal funds purchased                		7,000,000     		7,000,000

NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No.107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".

	                                     	      		    Dollars In Thousands
                              	    	  December 31, 1994 		      		December 31, 1993
                              		   Amortized      		Fair  		    Amortized 		     Fair
     	                               	Value        	Value        		Value 	      	Value
Assets

     Securities held to maturity  	$ 	143,061 	   $ 	138,961 	   $ 	150,110 	  $ 	155,337
     Securities available for sale 		  12,646 		      12,565 		        - 		          -
     Loans, net 		                    260,352 		     268,870 		     241,892 		    243,793
     Federal funds sold 		               - 		           - 		            400 		        400
Liabilities
     Deposits 		                      405,152 		     402,720 		     388,935 		    387,841
     Federal funds purchased 		         7,000 		       7,000 		        - 		          -

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL  INFORMATION OF PARENT CORPORATION
(Continued)

                                               Condensed Balance Sheets
                                              December 31, 1994 and 1993
                                              (In Thousands of Dollars)
                                                       		1994            		1993
                Assets
Cash 	                                                 $   	65 	         $     2
Investment in bank subsidiary - at equity 	            	43,310 		         38,950
Investment in credit life insurance company - at cost 		    50 		             50
Investment in other securities 		                           25 		             43
Dividends receivable from bank subsidiary 		               574 		            525
Cash surrender value - life insurance 		                   453 	            	439

            Total assets 	                             $44,477 	         $40,009

Liabilities and Stockholders' Equity

Liabilities
    Payable to directors	                              $    75 	         $	   49
    Dividends payable 		                                   574  		           525

            Total liabilities 	                           	649 		            574

Stockholders' equity
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
        outstanding 		                                  14,000 		          7,000
    Retained earnings     		                            29,877 		         32,435
    Net unrealized loss on available-for-sale
         securities, net of tax 		(49) 		-                 (49)              -

          Total stockholders' equity 		                 43,828 		         39,435

          Total liabilities and stockholders' equity 	 $44,477 	         $40,009

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                                  Condensed Statements of Income
                              Years Ended December 31, 1994 and 1993
                                      (In Thousands of Dollars)
                                                      		1994       		1993
Operating income
    Dividends from bank subsidiary 	                 $ 	1,120 	   $ 	1,072
    Other dividend income 		                               61 		         9
    Interest income                                         1            1
    Other 		                                               30 		        26

Operating expenses 		                                      60 		        54

        Income before equity in undistributed net
           income of bank subsidiary 		                 1,152 		     1,054

Equity in undistributed net income of bank subsidiary 		4,409		      4,202

            Net Income 	                             $ 	5,561 	   $ 	5,256

                                  Condensed Statements of Cash Flows
                              Years Ended December 31, 1994 and 1993
                                       (In Thousands of Dollars)
                                                            		1994        	1993
Operating activities
    Net income for the year 	                              $ 	5,561 	     $ 	5,256
    Adjustments to reconcile net income to net cash
           provided by operating activities
      Equity in undistributed net income of bank subsidiary		(4,409) 	     	(4,202)
        Increase in other assets 		                             (62) 		        (76)
        Increase in payables 		                                  26 		           1
             Total adjustments 		                            (4,445) 		     (4,277)

             Net cash provided by operating activities 		     1,116		          979

Net cash provided by (used in) investing activities
    Proceeds from sale or calls of investment securities 		      18		           42
    Purchase of single premium life insurance contracts 		       -		           (75)

      Net cash provided by (used in) investing activities      		18 		         (33)

Net cash used in financing activities
    Cash dividends paid 		                                   (1,071) 		       (966)

              Increase (Decrease) in cash 		                     63 		         (20)

Cash at beginning of year 		                                      2 		          22

Cash at end of year 	                                      $    	65 	    $ 	     2


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential

                               							                                   YEAR ENDED DECEMBER 31,
   						                                                                 (Dollars in Thousands)
                             	 	 	 	                                              1994
                                                                		Average 		      Rate /
                      		                                          Balance 		      Yield 			   Interest

ASSETS
   Interest earning assets
        Loans, net 	                                              $ 	247,791 		   8.54 	% 	   $ 	21,156 	*
        Available-for-sale securities (AFS) 		                        15,931 		   8.33			         1,327
        Held-to-maturity securities (HTM) 		                         101,654 		   5.76			         5,858
        U.S. Treasury and Government agency securities
        States and political subdivisions' securities (1994 HTM)		    38,545 		   8.49 			        3,274 	*
        Other securities (Equity securities in 1994) 		                2,375		   13.15 			          312 	*
        Federal funds sold 		                                          2,998 		   3.73 			          112
           TOTAL EARNING ASSETS 		                                   409,294 		   7.83 		     $ 	32,039
    Noninterest earning assets
        Cash and due from banks 		                                    25,945
        Bank premises and equipment 		                                 6,350
        Other assets 		                                               10,364
           TOTAL ASSETS 	                                         $ 	451,953

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  	                          $ 	161,244 		   3.25 	% 	   $ 	 5,239
        Savings 		                                                    35,036 		   2.87 			        1,006
        Time  		                                                     126,523 		   4.27 			        5,400
        Time over $100,000                                            26,053 		   4.32 			        1,126
           TOTAL INTEREST BEARING LIABILITIES 		                     348,856 		   3.66			        12,771
        Federal funds purchased and repurchase agreements		            1,462 		   4.86 			           71
        Other short-term debt 		                                         568 		   3.92 			           22
           TOTAL INTEREST BEARING LIABILITIES 		                     350,886 		   3.67		      $ 	12,864
    Noninterest bearing liabilities
        Demand deposits 		                                            55,557
        Other liabilities 		                                           3,690
           TOTAL LIABILITIES 		                                      410,133
    Stockholders' equity 		                                           41,820
           TOTAL LIABILITIES AND
                 STOCKHOLDER'S EQUITY 	                           $ 	451,953

  Spread between combined rates earned and
    combined rates paid* 				                                                     4.16 	 %

  Net yield on interest-earning assets* 				                                      4.68 	 %

<F4>*Taxable equivalent basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                        							                                 YEAR ENDED DECEMBER 31,
                                                                             (DOLLARS IN THOUSANDS)


                                                                                  1993
                                                                  Average 		      Rate/
	                                                                	Balance    		   Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 										                                     $ 	233,608 		    8.37 	% 	  $  19,543	*
        U.S. Treasury and Government agency securities											    106,201 		    6.50  			      6,904
        States and political subdivisions' securities											      29,634 		    8.62 			       2,553 *
        Other securities 											                                   6,164 		    5.34 			         329	*
        Federal funds sold 											                                 4,665 		    2.92 			         136
           TOTAL EARNING ASSETS 											                          380,272 		    7.75 		    $	 29,465
    Non-interest earning assets
        Cash and due from banks 											                           23,406
        Bank premises and equipment 											                        6,764
        Other assets 											                                      10,318
           TOTAL ASSETS 										                                $ 	420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  										                 $ 	147,246		     3.16 	% 	  $ 	 4,653
        Savings 											                                           31,216 		    2.76 			         861
        Time  											                                            128,021 		    4.26 			       5,459
        Time over $100,000 											                                23,602 		    4.34 			       1,025
           TOTAL INTEREST BEARING LIABILITIES 											            330,085		     3.63 			      11,998
        Federal funds purchased and repurchase agreements											     254 		    3.06 			           8
        Other short-term debt 											                                728 		    4.21 			          31
           TOTAL INTEREST BEARING LIABILITIES 											            331,067		     3.64 		    $ 	12,037
    Non-interest bearing liabilities
        Demand deposits 											                                   48,697
        Other liabilities 											                                  3,542
           TOTAL LIABILITIES 											                             383,306
    Stockholders' equity 											                                  37,454
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 										  $ 	420,760

  Spread between combined rates earned and 													                           4.11 	 %
    combined rates paid*

  Net yield on interest-earning assets* 													                              4.58 	 %

<F5>  * Taxable equivalent basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                                                          YEAR ENDED DECEMBER 31,
                                                                          (DOLLARS IN THOUSANDS)
                                                                                   1992
                                                                  Average         Rate/
                                                                  Balance         Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 	                                              $ 	215,158 		   9.22 	% 	   $	19,847	*
        U.S. Treasury and Government agency securities 		             97,196 	    7.02			        6,823
        States and political subdivisions' securities 			             26,557 		   9.32   			     2,475	*
        Other securities 			                                           3,155 		   8.46 			         267	*
        Federal funds sold 			                                         4,638 		   3.27 			         152
           TOTAL EARNING ASSETS                                      346,704      8.53        $ 29,564
    Non-interest earning assets
        Cash and due from banks 		                                    19,950
        Bank premises and equipment 							                            6,716
        Other assets 					                                             8,009
           TOTAL ASSETS 	 						                                  $ 	381,379

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  		                        $ 	114,483 		    3.74	% 	    $ 	4,283
        Savings 		 				                                              27,648 		    3.67 			       1,016
        Time  						                                                129,620 		    5.15 			       6,677
        Time over $100,000 			                                       28,469 		    4.76 			       1,354
           TOTAL INTEREST BEARING LIABILITIES 			                   300,220 		    4.44			       13,330
        Federal funds purchased and repurchase agreements 				          379 		    3.69 			          14
        Other short-term debt 	 				                                    804 		    4.10 			          33
           TOTAL INTEREST BEARING LIABILITIES 					                 301,403 		    4.44		      $	13,377
    Non-interest bearing liabilities
        Demand deposits 											                                  42,908
        Other liabilities 								                                   	3,654
           TOTAL LIABILITIES 										                             347,965
    Stockholders' equity 										                                  33,414
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	 			      $ 	381,379

  Spread between combined rates earned and 												                           4.09 %
    combined rates paid*

  Net yield on interest-earning assets* 										                                4.67 %

<F6>
  * Taxable equivalent basis.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)



	The following tables indicating the increase or decrease in net interest income components that are due to column and rate changes were shown on facing pages to facilitate comparison in the materials sent to our stockholders.


(Dollars in Thousands)
												                                                                                        *
				                                                 (A) 		           * 						      TOTAL         TOTAL
		                                     * 		        TAXABLE 		     NONTAXABLE 		    FEDERAL 				 INTEREST
		                                    NET 		     INVESTMENT 		    INVESTMENT 		     FUNDS 				   EARNING
                                		   LOANS 	     SECURITIES 		    SECURITIES 		     SOLD 	       ASSETS

1994 compared to 1993:
  Increase (decrease) due to:
      Volume 	                       $ 	1,186 	  $  	537 	        $  	768 	         $ 	(49) 	    $ 	 2,442
      Rate 		                             427 		    (273) 		          (47) 		           25 		          132

        NET INCREASE
          (DECREASE) 	               $ 	1,613 	  $  	264 	        $ 	 721 	         $ 	(24) 	    $ 	 2,574

1993 compared to 1992:
  Increase (decrease) due to:
      Volume 	                       $ 	1,702 	  $ 	 887 	        $ 	 287 	         $ 	  1 	     $ 	 2,877
      Rate 		                          (2,006) 		   (744) 		         (209) 		          (17) 		      (2,976)

        NET INCREASE
          (DECREASE) 	               $ 	 (304) 	 $ 	 143 	        $ 	  78 	         $ 	(16) 	    $ 	   (99)

<F7>
     * Taxable equivalent basis
<F8>
(A) Available-for-sale and held-to-maturity securities were compared in total taxable investment securities in 1993 for purposes of this schedule.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)

(Dollars in Thousands)
                             NOW AND 							                            			                                TOTAL 		     *
                              MONEY 			 	                                TIME 	  	  FEDERAL 		   SHORT    INTEREST- 		  NET
                             MARKET 		     SAVINGS 	      	TIME 		       OVER 		     FUNDS 		    TERM 		   BEARING	  INTEREST
                            ACCOUNTS 		    DEPOSITS 		   DEPOSITS 		   $100,000 	  PURCHASED 	   DEBT		     FUNDS 	  EARNINGS

1994 compared to 1993:
  Increase (decrease)
   due to:
      Volume             $   	442       $  	105 	     $  	  (64)    $ 	 107 	    $   	37 	   $ 	 (7) 	  $    620 	  $ 	1,822
      Rate 	                  144 	          40 		            5 		       (5) 		       26 		      (2) 		      208 		      (76)

        NET INCREASE
          (DECREASE)     $   	586 	     $ 	 145       $    	(59)    $ 	 102 	    $ 	  63 	   $	  (9) 	  $ 	  828 	  $ 	1,746

1993 compared to 1992:
  Increase (decrease)
   due to:
      Volume 	           $ 	1,226 	     $  	131 	      $   	(82)    $ 	(231) 	   $ 	  (5)    $   (3) 	  $ 	1,036 	  $ 	1,841
      Rate 		                (855) 		      (286) 		      (1,136) 		     (98)          (1) 		     (0) 	    (2,376) 		    (600)

       NET INCREASE
          (DECREASE)     $ 	  371 	     $ 	(155) 	     $	(1,218) 	  $ 	(329) 	   $  	 (6)    $ 	 (3) 	  $	(1,340) 	 $ 	1,241


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



GENERAL



	First Farmers and Merchants Corporation, a one-bank holding company, was formed during 1982. Its only subsidiary, First
Farmers and Merchants National Bank, is a community bank that was established in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.



	First Farmers and Merchants National Bank expanded its service area in January, 1992, through the acquisition of two offices of Sovran Bank/Tennessee in adjacent counties. During 1994, the Bank strengthened its presence in those four counties in middle Tennessee that it serves. Both deposits and loans in each of the four counties either maintained the same levels or increased. To more efficiently provide these expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion involving data processing and communication links between its fourteen offices.
The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are already enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; and extended banking hours.
A check card is being introduced in the first quarter of 1995.



    	The first of the preceding tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1994, 1993, and 1992.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.



   	The preceding tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1994, 1993, and 1992; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION



   	First Farmers and Merchants National Bank's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.



   	The bank's average deposits grew during the last three years reflecting a 6.8% growth from 1993 to 1994, a 10.4% growth from 1992 to 1993, and a 27.8% growth from 1991 to 1992. The acquisitions in 1992 accounted for almost 13.0% of the growth during 1992.  Average transaction and limited transaction
accounts have shown the most growth during the last three years.
The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts increased 9.5 % in 1994 compared to a 28.6% increase in 1993 and a 68.6 % increase in 1992. Average savings deposits increased 12.2% in 1994 compared to a 12.9% increase in 1993 and a 39.3% decrease in 1992. Average certificates of deposit increased .6% in 1994 compared to a 4.1% decrease in 1993 and a 9.2% increase in 1992. The increasing interest rate environment caused many customers to use interest bearing transaction and limited transaction accounts as holding vehicles while they watched rate movements trying to determine the best time to lock in a rate on a longer term product.



   	Average earning assets increased 7.6% in 1994 compared to an
9.7% increase in 1993 and a 24.6% increase in 1992.   As a
financial institution, the Bank's primary investment is loans.
At December 31, 1994, average net loans represented 60.5% of average earning assets. Total average net loans increased during the last three years showing a 6.1% growth from 1993 to 1994, an 8.6% growth from 1992 to 1993, and a 17.9% growth from 1991 to 1992. The loans acquired in the acquisitions previously mentioned accounted for 3.6% of the growth in 1992. Average investments represented 38.7% of average earning assets at December 31, 1994, and increased 11.6% in 1994, increased 11.9% in 1993, and increased 39.8% in 1992. The majority of the excess funds resulting from the acquisition of more deposits than loans was invested in securities due to the absence of increased loan demand in the new market areas in 1992. Average total assets increased during the last three years as evidenced by a 7.4% growth from 1993 to 1994, a 10.3% growth from 1992 to 1993, and a 25.5% growth from 1991 to 1992. Please refer to the color graphs on page 43 that illustrate this growth.





LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT



     	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest-beating liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The accompanying table shows the Bank's rate sensitive position at December 31, 1994, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).



     	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given different rate scenarios is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1994, 1993, and 1992 was 4.68%, 4.58%, and 4.67% respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE-Rate Sensitivity of Earning Assets and Interest-bearing
Liabilities

(Dollars in Thousands)
                             		              3 Months 		     3-6 		      6-12 		     Over 1
As of December 31, 1994 		                    or Less 		    Months 		    Months 	    Year		      Total
Earning assets
   Loans and leases, net of unearned 	      $  	70,096 	    $ 	44,499 	 $ 	78,247 	  $ 	69,852 	 $	262,694
    Taxable investment securities 		             4,544 		       7,000 		    5,000		     97,002 		  113,546
    Tax-exempt investment securities 		          1,155 		         600 		    1,085		     39,240 		   42,080
        Total earning assets 		                 75,795 		      52,099 		   84,332 		   206,094 	 $	418,320

Interest-bearing liabilities
    NOW and money market accounts 		            43,237 						                          113,250 	 $	156,487
    Savings 								                                                                    35,082 		   35,082
    Time 		                                     21,658 		      26,881 		   51,211 		    25,818 		  125,568
    Time over $100,000 		                        3,767 		       6,610 		   11,640 		     4,153 		   26,170
    Other short-term debt 		                     7,600 		 		         		 		                           7,600
         Total interest-bearing liabilities 		  76,262 		      33,491 		   62,851		    178,303 	 $ 350,907

Noninterest-bearing, net 								                                                      (67,413)

Net asset/liability funding gap 		                (467) 		     18,608 		   21,481		    (39,622)
Cumulative net asset/liability funding gap 	 $   	(467) 	   $ 	18,141	  $ 	39,622 	  $ 	     0

<F9>
Available-for-sale and held-to-maturity securities sere combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS



	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1994, the Corporation had a ratio of average capital to average assets of 9.25%. This compares to a ratio of average capital to average assets of 8.9% at December
31, 1993, and 8.8% at December 31, 1992.



	Cash dividends paid in 1994 were 9.6% more than those paid in 1993. The dividend to net income ratio was 20%. Additional dividends of approximately $12.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1992. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries) and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk- based total capital ratio of 10%, and a core capital to average total assets of 5%.



	As of December 31, 1994, the Bank's core and total risk-based ratios were 16.2% and 17.1% respectively. One year earlier, the comparable ratios were 15.6% and 16.4%, respectively. At year end 1994, the Bank had a ratio of average core equity to total average assets of 9%, up slightly from 8.6% at year end 1993.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Interest Income

   	Total interest income increased 7.3% in 1994 compared to a .4% decrease in 1993 and an increase of 6.6% in 1992. Interest and fees earned on loans increased 8.3% in 1994 compared to a 1.4% decrease in 1993 and a 1.1% increase in 1992. Interest earned on investment securities and other investments increased 5.3% in 1994 compared to a 1.9% increase in 1993 and a 22.7% increase in 1992.



Interest Expense

   	Total interest expense increased 6.9% in 1994 compared to a 10.0% decrease in 1993 and a 6.3% decrease in 1992. The net interest margin (tax equivalent net interest income divided by average earning assets) has remained near 4.6% these last three years as indicated in the LIQUIDITY AND INTEREST RATE
SENSITIVITY MANAGEMENT section above.



    	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.





Non-interest Income and Expense



     	Non-interest income increased 4.2% during 1994 versus a 12.0% increase in 1993 and a 14.0% increase in 1992. Income earned by the Trust Department increased 45% during 1994. Charges for deposit services showed a 5% increase in 1994. The strategy to meet market demand for mortgage loans, while not keeping all of such loans in the bank's portfolio to protect asset flexibility, resulted in an increase in fee income from the sale of mortgages in the secondary market. Sales were at the strongest point during the first quarter of 1994. This also contributed to the increase in non-interest income in 1994. Also during the year, the Bank realized a $244 thousand dollar loss on the sale of a bond mutual fund investment.



    	Non-interest expenses, excluding the provision for possible loan losses, increased 7.6% in 1994 compared to a 9.3% increase in 1993 and a 18.7% increase in 1992. Increased productivity and cost control efforts contributed to this improvement.
Included in this category is Federal Deposit Insurance
Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL AND DIVIDENDS section above for more information concerning the bank's capitalization.





Provision for Possible Loan Losses



    	The provision for loan losses, representing amounts charged against operating income, increased 40.4% in 1994 compared to a 44.1% decrease in 1993 and a 7.7% increase in 1992. Management regularly monitors the allowance for possible losses and considers it to be adequate. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (1) national and local economic conditions, (2) past experience, and (3) Loan Review and Special Assets Committee review. The tables on the next page summarize average loan balances and reconciliations of the allowance for loan losses for each year. Additions to the allowances, which have been charged to operating expenses, are also disclosed.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Provision for Possible Loan Losses (Continued)



    	The next tables present any risk elements in the loan portfolio and include all loans management considers to be potential problem loans. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

                      							                             	December 31,
(DOLLARS IN THOUSANDS) 		                      1994  	 	    1993  	 	   1992  	 	    1991  		     1990

Average amount of loans outstanding       	 $ 	247,791 	  $ 	233,608 	  $ 	215,158 	 $ 	182,561 	 $ 	172,749

Balance of allowance for loan
     losses at beginning of year       	    $ 	  2,024 	  $ 	  2,254    $   	1,917 	 $ 	  1,818 	 $ 	  1,709
 Loans charged-off:
        Loans secured by real estate       		      135 		        396 		        245 		       329 		       -
        Commercial and industrial loans 		          42 		        222 		        124 		       192	         485
        Individuals 		                             246 		        230 		        249 		       249 		        99
             TOTAL LOANS CHARGED OFF 		            423 		        848 		        618 		       770 		       584
Recoveries of loans previously charged off:
        Loans secured by real estate 		              9 		         56 		          3 		       - 		         -
        Commercial and industrial loans 		          36 		         52 		         80 		        56 		        54
        Individuals 		                              36 		         40 		         32 		        33 		         9
             TOTAL RECOVERIES 		                    81 		        148 		        115 		        89 		        63
                NET LOANS CHARGED-OFF 		           342 		        700 		        503		        681 		       521
  Provision charged to operating expenses 		       660 		        470 		        840  		      780 		       630
             BALANCE OF ALLOWANCE FOR
                LOAN LOSSES AT END OF YEAR 		    2,342 		       2,024		      2,254 		     1,917 		     1,818
Ratio of net charge-offs during the
   period to average loans outstanding 		         0.14% 		       0.30% 		     0.23%  		    0.37% 		     0.30%




    	At December 31, 1994, non-accrual loans totaled $2.6 million or 1% of loans. Commercial loans comprised $.349 million of the total, with loans secured by real estate accounting for $1.5
million  and installment loans $.771 million.   All loans that
are ninety days past due are placed in non-accrual status. The gross interest income that would have been recorded in the period then ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $193, $189, and $155 for the years ended December 31, 1994, 1993, and 1992 respectively. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
     		                                       1994  		        1993  		        1992  		        1991  		         1990
INTEREST INCOME
  Interest and fees on loans 	           $ 	21,130,914 	 $ 	19,518,742 	 $ 	19,791,548 	 $ 	19,571,295 	 $  	19,623,201

  Interest on investment securities
    Taxable interest 		                      7,012,626 		    6,925,404 		    6,898,114		     5,218,446 		     4,574,130
    Exempt from federal income taxes         2,184,666 		    1,857,168		     1,825,869 		    1,828,738 		     1,687,072
    Dividends 		                               204,948 		       72,054 		      110,874 		      150,823 		       130,106

                                           		9,402,240 		    8,854,626 		    8,834,857 		    7,198,007 		     6,391,308

  Other interest income                        284,384 		      347,287 		      195,744 		      279,165		        428,891

            TOTAL INTEREST INCOME           30,817,538 		   28,720,655		    28,822,149 		   27,048,467 		    26,443,400

INTEREST EXPENSE
  Interest on deposits                      12,770,618 		   11,998,235 		   13,329,557		    14,212,771 		    15,014,327
  Interest on other short-term borrowings       93,286 		       38,339		        47,449 		       63,994 		        78,465

        TOTAL INTEREST EXPENSE     	        12,863,904 		   12,036,574 		   13,377,006 		   14,276,765 		    15,092,792

        NET INTEREST INCOME                 17,953,634 		   16,684,081		    15,445,143 		   12,771,702 		    11,350,608

PROVISION FOR LOAN LOSSES 	                    660,000 		      470,000 		      840,000		       780,000 		       630,000

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		            17,293,634 		   16,214,081    		14,605,143 		   11,991,702 		    10,720,608

NONINTEREST INCOME
  Trust Department income                    1,249,359 		      863,952 		      753,239		       603,701 		       534,187
  Service charges on deposit accounts 		     2,317,992 		    2,206,026   		  2,123,096 		    1,893,355 		     1,662,614
  Other service charges, commissions,
    and fees 		                                336,758		       509,009 		      401,618 		      237,755 		       275,015
  Other operating income 		                    319,466 		      315,108 		      191,363 		       91,440		        141,176
  Investment securities gains (losses)        (243,690) 		      23,896		        28,434 		       15,862 		        11,198

        TOTAL NONINTEREST  INCOME            3,979,885 		    3,917,991 		    3,497,750 		    2,842,113 		     2,624,190

NONINTEREST  EXPENSES
  Salaries and employee benefits             6,247,706 		    5,686,965		     5,283,086 		    4,407,072 		     4,064,617
  Net occupancy expense 		                   1,190,678 		    1,070,971 		      984,650		       797,466 		       700,589
  Furniture and equipment expense            1,069,856 		      889,848		       801,453 		      935,821 		       907,750
  Loss on other real estate 		                   4,000 		      103,122 		      312,064 		       48,398		          -
  Other operating expenses 		                4,996,107 		    4,903,949 		    4,460,696 		    3,572,881 		     2,921,846

        TOTAL  NONINTEREST  EXPENSES        13,508,347		    12,654,855 		   11,841,949 		    9,761,638 		     8,594,802

            INCOME BEFORE PROVISION
            FOR INCOME TAXES 		              7,765,172 		    7,477,217 		    6,260,944		     5,072,177 		     4,749,996

PROVISION FOR INCOME TAXES                   2,203,746 		    2,220,965 		    1,768,840		     1,341,130 		     1,249,284

            NET INCOME                    $ 	5,561,426 	  $ 	5,256,252 	 $  	4,492,104 	 $  	3,731,047 	  $  	3,500,712

EARNINGS PER COMMON SHARE

     (1,400,000 shares) 	                 $       3.97  	 $ 	     3.75 	 $ 	      3.21 	 $ 	     2.67	    $  	     2.50

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Net Income



    	Net income was 5.8% higher in 1994 than in 1993, 17.0% higher in 1993 than in 1992, and 20.4% higher in 1992 than in 1991. As indicated by the table of comparative data, the Corporation's return on average assets was 1.23% in 1994, 1.25% in 1993, and 1.18% in 1992. The return on equity remains strong at 14.1% in 1994, 14.9% in 1993, and 14.21% in 1992.



Net Interest Margin



    	Mr. Waymon L. Hickman indicated in his opening message to stockholders that 1994 was a difficult year for many forms of investments. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history. It was the first time since 1974 that both stock and bond funds fell in value during the same year. Even with these unfavorable results, an investment in F&M stock increased 18.4% in value, due primarily to very favorable earnings and continued demand for stock.



    	A graph which illustrates an increasing net interest margin during the five years shown was included at the bottom of this page in the materials sent to our stockholders. As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table on page 37 and adjusts the current balance sheet to reflect the impact of different interest rate movements.



EFFECTS OF ECONOMY



    	Current economic conditions have had a definite effect on the reported financial condition and results of operation. Market interest rates declined in 1992 and 1993, resulting in lower yields on earning assets and lower rates on interest-bearing liabilities. The market interest rates increased in 1994, resulting in higher yields on earning assets as well as higher rates on interest-bearing liabilities. Historically, noninterest-bearing demand deposits and regular savings accounts provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1993 and 1994 as these fixed rate and noninterest-bearing deposits continued to provide a relatively stable net yield from this funding source.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





EFFECTS OF ECONOMY (Continued)



	The closing of some industrial plants that have been long term community neighbors and the reduction of operations in other plants in the area have reduced the impact of increases in the automotive industry in the area. First Farmers and Merchants
Corporation continues to work with local citizens to improve the economic conditions of the area.



SHAREHOLDER  INFORMATION



	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1994, had a market value of $63 million and were held by 1,405 identifiable individuals located mostly in the market area. A small number of additional shareholders cannot be identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.



	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

						                            	Price Range of		      Dividends
						  	                           Common Stock        		Paid
					                              High 	     Low			     Per Share

        	First Quarter 	        $ 	32.00  	$ 	31.00  	  $
	        Second Quarter 		         33.50    		33.50        		0.31
1992  	  Third Quarter 		          33.50  		  33.50
	        Fourth Quarter 		         34.50  	  	33.50		        0.34
                                       		               $   	0.64

	        First Quarter 	        $ 	36.00  	$ 	36.00  	  $
	        Second Quarter 		         37.00  		  37.00  		      0.36
1993  	  Third Quarter 		          38.00  		  37.00
	        Fourth Quarter 		         38.00  		  38.00  		      0.38
						                                                  $ 	  0.73

	        First Quarter 	        $ 	40.00  	$ 	39.00  	  $
	        Second Quarter 		         42.00  		  42.00  		      0.39
1994  	  Third Quarter 		          43.00  		  42.00
	        Fourth Quarter 		         45.00  	  	43.00  		      0.41
                                                  						$   	0.80

	Four color graphs are included on the left hand side of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the next page. The third and fourth graphs illustrate return on stockholders' equity and earnings per share with cash dividends for the last five years. The information for both of these graphs was taken form the "COMPARATIVE DATA" table on the following pages.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS




COMPARATIVE DATA (In Thousands of Dollars)

	                                    	1994  		    1993  		   1992  		    1991  		   1990

AVERAGE ASSETS 	                 $ 	451,953 	$ 	420,760 	$ 	381,379 	$ 	303,851	 $ 	279,969

AVERAGE LOANS (NET) 	            $ 	247,791 	$ 	233,609 	$ 	215,158 	$ 	182,561  $ 	172,749

AVERAGE DEPOSITS 	               $ 	404,412 	$ 	378,782 	$ 	343,128 	$ 	268,495	 $ 	247,461

RETURN ON EQUITY
      AND ASSETS
    Return on average assets 		        1.23% 		    1.25% 		    1.18% 		    1.23%		     1.25%

    Return on beginning equity 		     14.11% 		   14.93% 		   14.21%    		13.01% 	    13.48%
    Average equity to
          average assets 		            9.25% 		    8.90% 		    8.76% 		    9.94% 		    9.77%

COMMON DIVIDEND
       PAYOUT RATIO
    Earnings per share 	         $ 	   3.97 	$ 	   3.75 	$ 	   3.21 	$ 	   2.67 	$	    2.50

    Cash dividends per share 	   $ 	   0.80 	$ 	   0.73 	$ 	   0.64 	$	    0.58 	$ 	   0.56

    Ratio 		                             20% 		      19% 		      20% 		      22% 		      22%

                            						NET INTEREST MARGIN
						                        (in Thousands of Dollars)
                             		1994  		   1993  		   1992  		  1991  		    1990
INTEREST INCOME
     (TAX EQUIVALENT) 	    $ 	32,039 	$ 	29,465 	$ 	29,564 	$ 	27,736 	$ 	27,087

INTEREST EXPENSE 		           12,864 		  12,037 		  13,377 		  14,277 		  15,093

	                          $ 	19,175 	$ 	17,428 	$ 	16,187 	$ 	13,459 	$ 	11,994

NET INTEREST MARGIN* 		         4.68% 		   4.58% 		   4.67% 		   4.84% 		   4.69%

<F10>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.



	In summary, the above table and the graphs on these pages summarize the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization. Each stockholder can be proud of this performance. Our stockholders are the real strength of our organization. Thank you for your help and support.





Item 3.  Legal Proceedings.



There are no material pending legal proceedings known to the Board of Directors in which any director or executive officer or principal shareholder of the Corporation and its subsidiary or any business in which such persons are participants as a material interest adverse to the Corporation and its subsidiary.



Item 4.  Submission of Matters to a Vote of Security Holders.



No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1994.

PART II



Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters.



A discussion of the registrant's common stock and related security holder matters is included in the Management's Discussion and Analysis of Financial Conditions and Results of Operation which is part of the Annual Report to Stockholders.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 and 1993

ASSETS 			                        			                      1994  		           1993

Cash and due from banks 					                              $ 	26,735,526     	$ 	22,642,168
Federal funds sold 		                              				            - 		             400,000
Securities
  Available for sale (amortized cost $12,646,156 in 1994)     12,565,226     		      -
  Held to maturity (fair value $138,892,331 and
  $155,336,497 respectively)                           						143,061,031 		     150,110,295
    Total securities - Note 2  			                           155,626,257 		     150,110,295
Loans, net of unearned income - Note 3 						                262,694,120 		     243,915,462
 Allowance for possible loan losses - Note 4            						(2,342,290) 		     (2,023,651)
     Net loans 						                                        260,351,830 		     241,891,811
Bank premises and equipment, at cost less allowance for
  depreciation and amortization - Note 5 				                  6,193,080 		       6,363,539
Other assets 						                                           11,887,492 	       11,188,893
    TOTAL ASSETS 		 			                                    $ 460,794,185 	    $ 432,596,706

LIABILITIES
    Deposits
      Noninterest-bearing 					                            $  61,845,878 	    $ 	54,302,635
      Interest-bearing (including certificates
        of deposit over $100,000: 1994 - $26,169,831;
        1993 - $25,104,901)                          						  343,306,545 	      334,632,442
          Total deposits 						                              405,152,423 	      388,935,077
    Federal funds purchased 						                             7,000,000 		          -
    Dividends payable 						                                     574,000 		         525,000
    Accounts payable and accrued liabilities 						            4,239,636		        3,729,056
      TOTAL LIABILITIES 						                               416,966,059 		     393,189,133

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
      outstanding - Note 1 						                             14,000,000 		       7,000,000
    Retained earnings - Note 6 						                         29,876,683 		      32,407,573
    Net unrealized loss on available-for-sale securities,
    net of tax 						                                            (48,557) 		         -
      TOTAL STOCKHOLDERS' EQUITY 						                       43,828,126		       39,407,573
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 					     $ 460,794,185 	    $ 432,596,706


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

       						                                                               Net Unrealized
				        		                                                              Gain (Loss) On
		                                           Common 		        Retained 		   Available-for-sale
  		                                         Stock 		         Earnings 		       Securities 		       Total

BALANCE AT JANUARY 1, 1992 	             $ 	7,000,000 	   $ 	24,604,901 	    $      	- 	            $ 	31,604,901
Net income for the year 		                      - 		          4,492,104 		           - 		               4,492,104
Cash dividends declared, $.64 per share 		      - 		           (896,000) 		          - 		                (896,000)
BALANCE AT DECEMBER 31, 1992 		             7,000,000 		     28,201,005 		           - 		              35,201,005
Net income for the year 		                      - 		          5,256,252 		           - 		               5,256,252
Cash dividends declared, $.73 per share 		      - 		         (1,022,000) 		          -              	  (1,022,000)
Net unrealized loss on mutual fund
 investment 		                                  - 		            (27,684) 		          -		                  (27,684)
BALANCE AT DECEMBER 31, 1993 		             7,000,000 		     32,407,573 		           -		               39,407,573
Cumulative effect of change in
 accounting principle (net of deferred
 income taxes of $171,405) - Note 1 		          - 		             27,684		          229,424 		             257,108
Two-for-one stock split - Note 1 		         7,000,000 		     (7,000,000) 		          -		                    -
Net income for the year 		                      - 		          5,561,426 		           - 		               5,561,426
Cash dividends declared, $.80 per share 		      - 		         (1,120,000) 		          -	                (1,120,000)
Net unrealized loss on available-for-
 sale securities, net of tax 		                 - 		              - 		            (277,981) 		           (277,981)
BALANCE AT DECEMBER 31, 1994 	           $	14,000,000 	    $	29,876,683 	       $ 	(48,557) 	       $  43,828,126

<F1>The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

	                                        	1994  		         1993  		           1992

INTEREST INCOME
 Interest and fees on loans 	         $	21,130,914 	    $	19,518,742 	    $ 19,791,548
 Interest on investment securities
   Taxable interest
     Available-for-sale 		               1,327,021 		          - 		               -
     Held-to-maturity 		                 5,858,148 		      6,925,404		       6,898,114
   Exempt from federal income tax 		     2,184,666 		      1,857,168		       1,825,869
   Dividends 		                            204,948 		         72,054 		        110,874
		                                       9,574,783 		      8,854,626 		      8,834,857
 Other interest income 		                  111,841 		        347,287 		        195,744
     TOTAL INTEREST INCOME 		            30,817,538 		    28,720,655 		     28,822,149

INTEREST EXPENSE
 Interest on deposits 		                 12,770,618 		    11,998,235 		     13,329,557
 Interest on other short term
  borrowings 		                              93,286 		        38,339		          47,449
     TOTAL INTEREST EXPENSE 		           12,863,904 		    12,036,574		      13,377,006
     NET INTEREST INCOME 		              17,953,634 		    16,684,081      		15,445,143
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4 		                                660,000 		       470,000		         840,000
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		       17,293,634		     16,214,081 		     14,605,143
NONINTEREST  INCOME
 Trust department income 		               1,249,359 		       863,952 		        753,239
 Service charges on deposits accounts 		  2,317,992		      2,206,026 		      2,123,096
 Other service charges, commissions,
  and fees 		                               336,758		        509,009 		        401,618
 Other operating income 		                  319,466 		       315,108 		        191,363
 Investment securities gains (losses) 		   (243,690) 		       23,896		          28,434
     TOTAL NONINTEREST INCOME 		          3,979,885 		     3,917,991		       3,497,750
NONINTEREST  EXPENSES
 Salaries and employee benefits 		        6,247,706 		     5,686,965		       5,283,086
 Net occupancy expense 		                 1,190,678 		     1,070,971 		        984,650
 Furniture and equipment expense 		       1,069,856 		       889,848		         801,453
 Loss on other real estate 		                 4,000 		       103,122 		        312,064
 Other operating expenses 		              4,996,107 		     4,903,949		       4,460,696
     TOTAL NONINTEREST EXPENSES 		       13,508,347		     12,654,855 		     11,841,949
       INCOME BEFORE PROVISION FOR
        INCOME TAXES 		                   7,765,172 		     7,477,217		       6,260,944
PROVISION FOR INCOME TAXES - Note 8 	     2,203,746 	 	    2,220,965		       1,768,840
        NET INCOME  	                  $  5,561,426 	   $  5,256,252 	    $ 	4,492,104

EARNINGS PER COMMON SHARE - Note 1
      (1,400,000 outstanding shares) 	 $ 	     3.97 	   $ 	     3.75 	    $ 	     3.21

<F2>The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

                                   		         1994             1993  		         1992

OPERATING ACTIVITIES

 Net income   	                           $ 	5,561,426 	   $ 	5,256,252 	   $ 	4,492,104
 Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Excess (deficiency) of provision
   for possible loan losses over net
   charge offs 		                              318,639 		      (230,083)		       336,876
  Provision for depreciation and
   amortization of premises and equipment 		   589,045 		       591,486 		       544,896
  Amortization of deposit base intangibles 		  168,020		        168,020 		       157,180
  Amortization of investment security
   premiums, net of accretion of discounts 		  678,968 		       747,224		        530,561
  Donation of premises to municipalities 		       - 		             -		           106,569
  Increase in cash surrender value of
   life insurance contracts 		                 (75,287) 		     (103,175) 		        -
  Deferred income taxes 		                    (163,907) 		       24,080 		      (152,979)
  (Increase) decrease in
    Interest receivable 	                     (992,872) 		      364,303 		      (207,525)
    Other assets 		                            344,572 		    (1,171,225) 		     (317,383)
  Increase (decrease) in
    Interest payable 		                        222,605 		      (206,742) 		     (773,927)
    Other liabilities 		                       287,975 		        38,024 		       315,094
      TOTAL ADJUSTMENTS 		                   1,377,758 		       221,912 		       539,362
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          		6,939,184 		     5,478,164 		     5,031,466
INVESTING ACTIVITIES
 Proceeds from maturities, calls, and
  sales of available-for-sale securities 		 25,152,051 		         - 		             -
 Proceeds from maturities and calls of
  held-to-maturity securities 		             5,092,000 		    30,497,983  		   17,446,753
 Purchases of investment securities
      Available-for-sale 		                (16,942,994) 	         -   		           -
      Held-to-maturity 		                  (19,495,987)		   (39,789,407) 		  (61,797,126)
 Acquisition of loans - Note 11 		               - 		              - 		      (13,715,703)
 Net increase in loans 		                  (18,778,658) 		  (18,710,584) 		  (20,378,124)
 Purchases of premises and equipment 		       (418,586) 	      (222,279)		    (1,758,009)
 Purchases of deposit base intangibles 		        - 		              - 		         (937,852)
 Proceeds from redemption of annuities
  and life insurance contracts 		                - 		           229,275  		        -
 Purchase of single premium life insurance
  contracts 		                                   -		           (730,000) 	 	  (1,399,816)
    NET CASH USED BY INVESTING ACTIVITIES  (25,392,174) 		  (28,725,012)  		 (82,539,877)
FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
  interest-bearing deposits 		              16,217,348       18,384,169 		    38,191,426
 Assumption of deposit liabilities
   - Note 11 		                                  - 		             -		         44,487,470
 Net increase (decrease) in short
  term borrowings 		                         7,000,000		        (77,537) 		      (50,233)
 Cash dividends 		                          (1,071,000) 	      (966,000)  	     (840,000)
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES		                           22,146,348 		    17,340,632  		   81,788,663
 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         		3,693,358       (5,906,216)  		   4,280,252
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR 		                       23,042,168		     28,948,384  		   24,668,132
CASH AND CASH EQUIVALENTS AT
 END OF YEAR	                             $ 26,735,526 	   $	23,042,168 	   $	28,948,384

<F3>The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

		First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. On
April 13, 1982, the Board of Directors of the Corporation adopted a resolution to execute and deliver to the Board of Governors of the Federal Reserve System an application pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for prior approval by the Board of action to be taken by the Corporation which would result in its becoming a bank holding company.



		As of December 31, 1994, the only subsidiary of the corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank serves Saturn Distribution Corporation at its fifteenth location in the Northfield Complex at the Saturn location near Spring Hill.



		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks and three (3) savings and loan associations located in the marketing area.



Accounting Policies



		The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry.
The significant policies are summarized as follows.



Principles of Consolidation



		The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.



Cash and Due From Banks



		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1994, amounted to approximately $9,579,000.



Cash Equivalents



		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Securities



		Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the adoption was an increase in stockholders' equity of $257,108 (net of $171,405 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale that were previously classified as held-to-maturity. SFAS 115 establishes standards of accounting and reporting for investments in equity securities that have readily determinable fair values and all debt securities. Under the Statement, all such investments are classified in three categories and accounted for as follows:



		Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.



		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.



		Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.



		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.



Recognition of Interest Income



		Interest on loans is computed daily based on the principal amount outstanding. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method.



Other Real Estate



		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. The Bank's recorded value for other real estate was approximately $544,540 at December 31, 1994, and $594,693 at
December 31, 1993. Other real estate owned by the Bank as of December 31, 1994, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury
County, Tennessee on US 31 Highway. The properties are not depreciated.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Allowance for Possible Loan Losses



		The allowance for possible loan losses is established by charges to operations based on the evaluation of the assets by Loan Review and the Special Assets Committee, economic conditions, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Effective January 1, 1995, the Corporation and the
Bank will adopt Statement of Financial Accounting Standards No.
114 (as amended by No. 118), "Accounting by Creditors for
Impairment of a Loan." The Bank established the position of Credit Administrator to coordinate the results of Loan Review and Special Assets Committee action for purposes of monitoring and managing loan impairment and maintenance of the allowance at required levels.



Premises and Equipment



		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows:
buildings - 15 to 50 years; equipment - 3 to 33 years.
Leasehold improvements are amortized over the lesser of the lease terms or the estimated lives of the improvements. Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.



Trust Department Income



		Trust department income is recognized on the accrual basis in the applicable period earned.



Stock Split



		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributable May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.



Income Taxes



		The companies file a consolidated federal income tax return. They adopted Statement of Financial Accounting Standards No. 109
(SFAS 109), "Accounting For Income Taxes", effective January 1,
1993. SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Income Taxes (Continued)



		Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect, as of January 1, 1993, of this change in the method of accounting for income taxes was negligible.



Intangible Assets



	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1994 - $168,020;  1993 - $168,020;  and  1992 - $157,180.



Fair Value of Financial Instruments



		Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Bank, as for most financial institutions, almost all of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Bank's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an unforced, unforeclosed transaction. Therefore, significant estimations and present value calculations were used by the Bank for the purposes of this disclosure.



Estimated fair values have been determined by the Bank using the best available data, as generally provided in the Bank's regulatory reports to the Comptroller of the Currency. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in these notes. The Bank's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. Management is concerned that reasonable comparability between financial institutions may be distorted due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES



		The following tables reflect the amortized value and fair value of investment securities.

				                                                  Gross Unrealized
		                                 Amortized 						        Fair
                                   		Value 	       	Gain         		Loss 	      	Value

December 31, 1994

Available-for-sale securities
  U.S. Treasury   	              $ 	7,094,657 	   $ 	    - 	     $     45,657 	 $ 	7,049,000
  U.S. Government Agencies 		       5,551,499 		         - 		          35,273 		   5,516,226

                                	$	12,646,156 	   $      - 	     $  	  80,930 	 $	12,565,226

Held-to-maturity securities

  U.S. Treasury 	                $	71,997,419    	$      - 	     $ 	1,795,719 	 $ 70,201,700
  U.S. Government Agencies 		      28,527,740 		         -	          	984,990 		  27,542,750
  States and Political
  Subdivisions 		                  39,786,156 		         -		        1,310,396 		  38,475,760
  Other Securities 		               2,749,716 	          - 		          77,595		    2,672,121

                                	$143,061,031    	$ 	    - 	     $ 	4,168,700 	 $138,892,331

December 31, 1993

 U.S. Treasury 	                 $	78,320,499	    $ 	2,452,500 	 $      -	      $	80,772,999
 U.S. Government Agencies 		       25,745,517 	        835,623 	        - 		      26,581,140
 States and Political
  Subdivisions 		                  35,622,983 		     1,915,102          - 		      37,538,085
 Other Securities 		               10,421,296 	         22,977          -   		    10,444,273

          	                      $150,110,295 	   $ 	5,226,202 	 $      - 	     $155,336,497

		Securities carried at $81,583,779 and $65,067,259 at December 31, 1994 and 1993, respectively (fair value: 1994 - $80,148,047;
1993 - $68,257,884), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.
The fair values of all securities at December 31, 1994, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.

 	                                       	1994  		      1993  		    1992

       Pre-tax gains (losses) 	     $  	(243,690) 	 $  	23,896 	 $ 	28,434
       Tax effect 		                      82,855 		     (8,125)   		(9,668)
       After-tax gains (losses)   	 $  	(160,835) 	 $  	15,771 	 $ 	18,766

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the call or sale of available-for-sale securities were $25,152,051 and from the call of held-to-maturity securities were $5,092,000 during 1994. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions 1994. Gross gains of $23,896 and gross losses of $
- - -0- were realized on the dispositions in 1993. Gross gains of $28,434 and gross losses of $ -0- were realized on the dispositions in 1992. At December 31, 1994, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.



	 	The following table shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1994, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	                                 	   Amortized 	 	     Fair 	 	     Yield
                                      		Cost 	 	        Value 	 	  (Unaudited)

Available-for-sale securities

U.S. Treasury
   Within one year 	                $ 	3,005,504 	   $ 	3,010,200 		   6.21%
   After one but within five years 		  4,089,154 		     4,038,800		    6.88%

U.S. Government agencies
   Within one year 		                  1,000,807 		     1,004,700 		   8.41%
   After one but within five years 		  3,996,913 		     3,975,712		    6.12%
   After ten years 		                    553,778 		       535,814 		   5.61%

                                  	 $	12,646,156 	   $ 12,565,226

Held-to-maturity securities

U.S. Treasury
   Within one year 	                $	10,042,337 	   $	10,023,700 		   6.26%
   After one but within five years 		 61,955,082 		    60,178,000    		5.91%

U.S. Government agencies
   Within one year 		                  2,003,196 		     1,992,500 		   6.65%
   After one but within five years 		 25,524,544 		    24,603,650		    6.14%
   After five but within ten years 		  1,000,000 		       946,600 		   4.75%

States and political subdivisions
   Within one year 		                  2,841,375 		     2,888,179 		  11.21%
   After one but within five years 		 11,821,479 		    12,026,880		    9.32%
   After five but within ten years 		 22,810,062 		    21,371,598		    7.66%
   After ten years 		                  2,313,240 		     2,189,103 		   8.23%

Other securities
   After one but within five years 		    325,878 		       319,951 		   7.97%

Equity securities 		                   2,423,838 		     2,352,170 		   8.06%

 	                                  $143,061,031 	   $138,892,331

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - LOANS



		A summary of loans outstanding by category follows.

		                                                    1994             		1993
Loans secured by real estate
   Construction and land development             $  8,036,802           8,286,041
   Farmland 		                                      7,942,187 		        6,628,903
   Lines of credit 		                                 240,976 		          547,246
   1-4 family residential property - first lien 		100,548,761        		91,383,671
   1-4 family residential property - junior lien 		 7,219,546          	8,161,278
   Multifamily residential property 		              4,775,515 		        4,998,967
   Non farm, non residential property 		           41,734,848 		       45,224,304

      Subtotal 		                                 170,498,635 		      165,230,410

Commercial and  industrial loans
   Commercial  and  industrial 		                  44,870,150 		       34,369,089
   Taxable commercial loans 		                        300,000 		            -
   All other loans 		                                 187,405 		        1,649,884

      Subtotal 		                                  45,357,555 		       36,018,973

Tax exempt commercial loans 		                        748,116 		          407,895

Loans to individuals
   Agricultural production 		                       3,823,296 		        4,053,253
   Lines of credit 		                                 103,249 		           91,294
   Individuals for personal expenditures 		        42,341,597        		38,358,452
   Purchase or carry securities 		                        655 		           59,560

      Subtotal 		                                  46,268,797 		       42,562,559

Lease financing 		                                      1,408               9,716

                                                		262,874,511 		      244,229,553
Less:
   Net unamortized loan origination fees 		          (176,606) 		        (307,507)
   Unearned interest income 		                         (3,785) 		          (6,584)
   Allowance for possible loan losses 		            (2,342,290)		      (2,023,651)

	                                                 $260,351,830 	     $241,891,811


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1994, follows.

                                     		 	 	(In Thousands of Dollars)

                                          		 Within    		   One to 		      After
                                          		One Year 		   Five Years 	   Five Years 		   Total

Fixed rate loans                           $ 	54,004 	   $ 	37,917 	    $ 	31,866 	    $	123,787
Variable rate loans 		                       136,734 		      2,354 		         - 		       139,088

	                                          $	190,738 	   $ 	40,271 	    $ 	31,866 	    $	262,875


	Non-performing loans are those which are accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 and $2,133,000 at December 31, 1994 and
1993, respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS  (Continued)



		A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.
This rate was adjusted for credit loss and assumed prepayment risk. The estimated fair values and recorded book balances at December 31, 1994 were as follows.

                        		Estimated 		          Recorded
		                        Fair Value 		       Book Balance

Net Loans 	           $  268,870,000 	      $ 	260,351,830


		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1994 and 1993, follows.

                      		              Balance at
		                                     Beginning  			                      	Amount 	        Amount 	        Balance at
            		                          of Year 		        Additions 		     Collected 		   Written Off 	   	End of Year
            1994

Aggregate of certain party loans 	   $ 	6,563,577 	    $ 	5,081,776 	    $ 	5,151,082 	   $  	       0 	   $ 	6,494,271


            1993

Aggregate of certain party loans 	   $ 	3,925,500 	    $ 	7,868,338 	    $ 	5,230,261 	   $ 	        0 	   $ 	6,563,577


		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES



		Changes in the allowance for possible loan losses are as follows:

                                             		1994  		     1993  		       1992

Balance at beginning of year 	           $ 	2,023,651 	$ 	2,253,735 	 $ 	1,916,859
Provision charged to operating expenses 	    	660,000 		    470,000		      840,000
Loan losses:
     Loans charged off 		                    (422,831) 		  (847,535) 		   (618,417)
     Recoveries on loans previously
          charged off 		                       81,470 		    147,451 		     115,293

Balance at end of year 	                 $ 	2,342,290 	$ 	2,023,651 	 $ 	2,253,735

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - BANK PREMISES AND EQUIPMENT



		The components of premises and equipment are as follows:

                                                    		1994  		       1993

Land 	                                           $ 	1,204,288 	 $ 	1,204,288
Premises 		                                         6,629,567 		   6,626,487
Furniture and equipment 		                          3,816,320    		3,934,139
Leasehold improvements 	               	              474,770 		     458,696

                                                 		12,124,945 		  12,223,610

Less allowance for depreciation and amortization 		(5,931,865)		  (5,860,071)

                                               	 $ 	6,193,080 	 $ 	6,363,539


		Annual provisions for depreciation and amortization total $589,045 for 1994, $591,486 for 1993, and $544,896 for 1992.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $1,843,000 at December 31, 1994.





NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS



		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1994, additional dividends of approximately $12,220,000 could have been declared by the Bank to the Corporation without regulatory agency approval.





NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2001. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. During 1994 the Bank committed to a data processing and communication network technology upgrade. An operating lease in excess of $1,600,000 for the equipment involved in this upgrade was closed in December, 1994, and is included in the following table. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $409,764, $254,121, and $245,991 for equipment leases, and
$97,966, $82,030, and $72,350 for building leases, in 1994,
1993, and 1992, respectively. Future minimum lease commitments as of December 31, 1994, under all noncancelable operating leases with initial terms of one year or more follow.

                   	       1995        		 $   	463,061
	                          1996                461,426
                         	 1997  			           426,003
	                          1998  			           319,732

  Total future minimum lease payments 			 $ 	1,670,222

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES



		The provisions for income taxes consist of the following:

		                                         1994    		      1993          		1992

Current:
      Federal 	                             $ 	1,831,848 	  $ 	1,754,003 	  $ 	1,521,467
      State 		                                   503,433 		      442,882 		      400,352

          Total current 		                     2,335,281 		    2,196,885 		    1,921,819

Deferred:
      Federal 		                                (111,805) 		      20,468 		     (121,161)
      State 		                                   (19,730) 		       3,612 		      (31,818)

          Total deferred 		                     (131,535) 		      24,080 		     (152,979)

          Total provision for income taxes 	$ 	2,203,746 	  $ 	2,220,965 	  $ 	1,768,840





		The deferred tax effects of principal temporary differences are shown in the following table:

  				                                       1994         		1993
Allowance for possible loan losses 		 	$   682,877     	$  	555,421
Installment loan reporting 				               - 		            6,865
Write-down of other real estate 				       159,120 		       157,520
Deferred compensation 				                 156,227 		        76,781
Direct lease financing 				                 36,452 		        35,736
Unrealized loss on AFS securities 				      32,372 		        18,457
Deferred loan fees 				                     24,546 		        76,907

    Net deferred tax asset 			         $ 1,091,594 	    $  	927,687





		The timing differences in 1992 related principally to the provision for loan losses.



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1994, 1993, and 1992 amounted to $2,431,332, $2,564,887 and
$1,924,851, respectively.

       	                                          	1994  	       	1993  		        1992

Tax expense at statutory rate 	                $ 	2,640,158 	 $ 	2,542,254 	 $ 	2,128,721
Increase (decrease) in taxes resulting from:
    Tax-exempt interest 		                         (780,946) 		   (647,575) 		   (657,470)
    Nondeductible interest expense 		                75,019 		      58,457 		      65,313
    Other nondeductible expenses
         (nontaxable income) - net 		                (6,458) 		    (19,962) 		     21,201
    State income taxes, net of federal
         tax benefit 		                             319,244 		     292,263 		     243,232
    Dividend income exclusion 		                    (29,571)     		(15,646)     		(24,888)
    Other 		                                        (13,700) 		     11,174     		  (7,269)

Total provision for income taxes 	             $ 	2,203,746 	 $ 	2,220,965  	$ 	1,768,840

Effective tax rate 		                                28.4% 		       29.7% 		       28.3%


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)



		A net deferred tax asset was included in other assets in the accompanying consolidated balance sheet. The gross deferred tax asset was $1,091,594 at December 31, 1994 and $927,687 at
December 31, 1993. There was no deferred tax liability or valuation allowance in either year. The deferred tax asset results mainly from the difference in the book basis and tax basis of the allowance for loan losses.



NOTE 9 - COMMITMENTS



		The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.



		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1994, were $19,956,000 and $2,439,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.



		The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock.
The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer. It is management's opinion that there is not a concentration of credit risk in the portfolio.





NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION



		Interest paid on deposits and other borrowings during 1994, 1993, and 1992 amounted to $12,641,299, $12,243,317, and
$14,150,933, respectively.



NOTE 11 - ACQUISITIONS



		On September 25, 1991, the Bank entered into a purchase and assumption agreement with Sovran Bank/Tennessee to purchase certain assets and assume certain deposit liabilities of Sovran
Bank/Tennessee, Nashville, Tennessee, in Centerville, Hickman
County, Tennessee, and Chapel Hill, Marshall County, Tennessee.
The Office of the Comptroller of the Currency granted official authorization for this acquisition and it became effective
January 24, 1992.  Deposit liabilities totaling $42,543,252
(including $2,392,071 in Individual Retirement Accounts assumed prior to December 31, 1991) were assumed in the transaction in exchange for loans and other assets acquired totaling
$14,254,385, and cash for the balance.



		In March, 1992, the Bank entered into a purchase and assumption agreement with Cavalry Banking FSB to purchase certain assets and assume certain deposit liabilities of the Chapel Hill office of Cavalry Banking FSB. The Office of the
Comptroller of the Currency granted official authorization for this acquisition and it became effective October 31, 1992.
Deposit liabilities totaling $4,336,289 were assumed in the transaction in exchange for the office building acquired for $100,069 and cash for the balance.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)



		The following is a summary of the unaudited consolidated quarterly results of operations.

                                 		First     	    Second   	      Third    		     Fourth
     		                           Quarter 	    	  Quarter       	Quarter 	  	    Quarter     	   Total
      1994
Interest income 	             $ 	7,176,893 	  $ 	7,664,849  	 $ 	7,814,500  	$ 	8,161,296 	 $	30,817,538
Interest expense 		              2,986,012 		    3,148,310 		    3,272,217 		   3,457,365		   12,863,904

Net interest income 		           4,190,881 		    4,516,539 		    4,542,283		    4,703,931 		  17,953,634
Provision for possible
    loan losses 		                  60,000 		      255,000 		      225,000 		     120,000 		     660,000
Noninterest expenses, net of
    noninterest income 		        2,260,734 		    2,254,027 		    2,490,717		    2,522,984 		   9,528,462

Income before income taxes 		    1,870,147 		    2,007,512 		    1,826,566		    2,060,947 		   7,765,172
Income taxes 		                    528,638 		      566,493 		      508,942 		     599,673 		   2,203,746

Net income 	                  $ 	1,341,509 	  $ 	1,441,019 	  $ 	1,317,624 	 $ 	1,461,274 	 $ 	5,561,426

Earnings per common share
    (1,400,000 shares) 	      $ 	     0.96 	  $  	    1.03 	  $ 	     0.94 	 $ 	     1.04	  $ 	     3.97

 		                                First 		     Second        		Third        		Fourth
		                                Quarter 		    Quarter 		     Quarter 		     Quarter 		          Total
      1993
Interest income 	             $ 	7,228,627 	   $  	7,226,989 	 $ 	7,048,132 	$ 	7,216,907 	 $	28,720,655
Interest expense 		              2,962,100 		      3,018,782 		   3,043,913     3,011,779		   12,036,574

Net interest income 		           4,266,527 		      4,208,207 		   4,004,219		   4,205,128 		  16,684,081
Provision for possible loan
     loan losses 		                170,000 		        180,000 		      90,000 		     30,000 		     470,000
Noninterest expenses, net of
     noninterest income 		       2,187,860 		      2,134,759 		   2,064,417	  	 2,349,828 		   8,736,864

Income before income taxes 		    1,908,667 		      1,893,448 		   1,849,802		   1,825,300 		   7,477,217
Income taxes 		                    592,499 		        577,836 		     574,118 		    476,512 		   2,220,965

Net income 	                  $ 	1,316,168 	   $ 	1,315,612 	  $ 	1,275,684  $ 	1,348,788 	 $ 	5,256,252

Earnings per common share
     (1,400,000 shares) 	     $ 	     0.94 	   $  	    0.94 	  $ 	     0.91 	$ 	     0.96	  $ 	     3.75





NOTE 13 - EMPLOYEE BENEFIT PLANS



		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $602,010, $529,324, and $482,645, in 1994, 1993, and
1992, respectively, are included in salaries and employee benefits expense.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)



		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1994 - $580,088; 1993 - $558,024) used to fund the plan and the related liability (1994
- - - $400,606; 1993 - $326,681) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $22,448 in 1994 and $21,096 in 1993 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $98,925 in 1994 and $91,916 in 1993.



		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $126,262 for 1994 and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants.
Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $ 82,079 in 1994 and $82,079 in 1993 is also included in the cash surrender values of
 $1,750,119 and $1,696,895 at December 31, 1994 and 1993,
respectively.



		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.





NOTE 14 - DEPOSITS



		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table

                                                          (Unaudited)
                                                    Year Ended December 31
                                   						1994			              1993				               1992
                                             								(Dollars In Thousands)

Demand deposits 	                   $ 	55,557 		  - 	%   	$ 	48,697   		- 	% 	   $ 	42,908 		  - 	%
NOW and money market accounts     		  161,244 		3.25 			    147,246 	 3.16		       114,482 		3.74
Savings deposits 		                    35,036 		2.87 			     31,216 		2.76 			      27,649		 3.67
Time deposits of less than $100,000 		126,523 		4.27 			    128,021		 4.26 			     129,620 		5.15
Time deposits of $100,000 or more 		   26,053 		4.32 			     23,602		 4.33 			      28,469 		4.76

Total In Domestic Offices 	         $ 404,413 		3.66	% 	  $ 378,782  	3.17	% 	   $ 343,128 		3.89	%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - DEPOSITS (Continued)



		At December 31, time deposits of $100,000 or more had the following maturities.

                       				          1994		          1993	 	      1992
                                   						(Dollars In Thousands)

Under 3 months 	                   $ 	3,117 	      $ 	3,519 	   $ 	5,962
3 to 12 months 		                    18,250 		       17,081 		     8,857
Over 12 months 		                     4,803 		        4,505 		     8,766

                                	 $ 	26,170 	     $ 	25,105 	  $ 	23,585




		Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.
Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. The estimated fair values and recorded book balances at December 31, 1994, were as follows.

                                     		Estimated 	   	  Recorded
                                      	Fair Value 		  Book Balance

Deposits with stated maturities 	   $ 	149,305,000 	$ 	151,737,000
Deposits with no stated maturities   		253,415,000   		253,415,000
Federal funds purchased                		7,000,000     		7,000,000

NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No.107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".

	                                     	      		    Dollars In Thousands
                              	    	  December 31, 1994 		      		December 31, 1993
                              		   Amortized      		Fair  		    Amortized 		     Fair
     	                               	Value        	Value        		Value 	      	Value
Assets

     Securities held to maturity  	$ 	143,061 	   $ 	138,961 	   $ 	150,110 	  $ 	155,337
     Securities available for sale 		  12,646 		      12,565 		        - 		          -
     Loans, net 		                    260,352 		     268,870 		     241,892 		    243,793
     Federal funds sold 		               - 		           - 		            400 		        400
Liabilities
     Deposits 		                      405,152 		     402,720 		     388,935 		    387,841
     Federal funds purchased 		         7,000 		       7,000 		        - 		          -

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL  INFORMATION OF PARENT CORPORATION
(Continued)

                                               Condensed Balance Sheets
                                              December 31, 1994 and 1993
                                              (In Thousands of Dollars)
                                                       		1994            		1993
                Assets
Cash 	                                                 $   	65 	         $     2
Investment in bank subsidiary - at equity 	            	43,310 		         38,950
Investment in credit life insurance company - at cost 		    50 		             50
Investment in other securities 		                           25 		             43
Dividends receivable from bank subsidiary 		               574 		            525
Cash surrender value - life insurance 		                   453 	            	439

            Total assets 	                             $44,477 	         $40,009

Liabilities and Stockholders' Equity

Liabilities
    Payable to directors	                              $    75 	         $	   49
    Dividends payable 		                                   574  		           525

            Total liabilities 	                           	649 		            574

Stockholders' equity
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
        outstanding 		                                  14,000 		          7,000
    Retained earnings     		                            29,877 		         32,435
    Net unrealized loss on available-for-sale
         securities, net of tax 		(49) 		-                 (49)              -

          Total stockholders' equity 		                 43,828 		         39,435

          Total liabilities and stockholders' equity 	 $44,477 	         $40,009

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                                  Condensed Statements of Income
                              Years Ended December 31, 1994 and 1993
                                      (In Thousands of Dollars)
                                                      		1994       		1993
Operating income
    Dividends from bank subsidiary 	                 $ 	1,120 	   $ 	1,072
    Other dividend income 		                               61 		         9
    Interest income                                         1            1
    Other 		                                               30 		        26

Operating expenses 		                                      60 		        54

        Income before equity in undistributed net
           income of bank subsidiary 		                 1,152 		     1,054

Equity in undistributed net income of bank subsidiary 		4,409		      4,202

            Net Income 	                             $ 	5,561 	   $ 	5,256

                                  Condensed Statements of Cash Flows
                              Years Ended December 31, 1994 and 1993
                                       (In Thousands of Dollars)
                                                            		1994        	1993
Operating activities
    Net income for the year 	                              $ 	5,561 	     $ 	5,256
    Adjustments to reconcile net income to net cash
           provided by operating activities
      Equity in undistributed net income of bank subsidiary		(4,409) 	     	(4,202)
        Increase in other assets 		                             (62) 		        (76)
        Increase in payables 		                                  26 		           1
             Total adjustments 		                            (4,445) 		     (4,277)

             Net cash provided by operating activities 		     1,116		          979

Net cash provided by (used in) investing activities
    Proceeds from sale or calls of investment securities 		      18		           42
    Purchase of single premium life insurance contracts 		       -		           (75)

      Net cash provided by (used in) investing activities      		18 		         (33)

Net cash used in financing activities
    Cash dividends paid 		                                   (1,071) 		       (966)

              Increase (Decrease) in cash 		                     63 		         (20)

Cash at beginning of year 		                                      2 		          22

Cash at end of year 	                                      $    	65 	    $ 	     2


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential

                               							                                   YEAR ENDED DECEMBER 31,
   						                                                                 (Dollars in Thousands)
                             	 	 	 	                                              1994
                                                                		Average 		      Rate /
                      		                                          Balance 		      Yield 			   Interest

ASSETS
   Interest earning assets
        Loans, net 	                                              $ 	247,791 		   8.54 	% 	   $ 	21,156 	*
        Available-for-sale securities (AFS) 		                        15,931 		   8.33			         1,327
        Held-to-maturity securities (HTM) 		                         101,654 		   5.76			         5,858
        U.S. Treasury and Government agency securities
        States and political subdivisions' securities (1994 HTM)		    38,545 		   8.49 			        3,274 	*
        Other securities (Equity securities in 1994) 		                2,375		   13.15 			          312 	*
        Federal funds sold 		                                          2,998 		   3.73 			          112
           TOTAL EARNING ASSETS 		                                   409,294 		   7.83 		     $ 	32,039
    Noninterest earning assets
        Cash and due from banks 		                                    25,945
        Bank premises and equipment 		                                 6,350
        Other assets 		                                               10,364
           TOTAL ASSETS 	                                         $ 	451,953

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  	                          $ 	161,244 		   3.25 	% 	   $ 	 5,239
        Savings 		                                                    35,036 		   2.87 			        1,006
        Time  		                                                     126,523 		   4.27 			        5,400
        Time over $100,000                                            26,053 		   4.32 			        1,126
           TOTAL INTEREST BEARING LIABILITIES 		                     348,856 		   3.66			        12,771
        Federal funds purchased and repurchase agreements		            1,462 		   4.86 			           71
        Other short-term debt 		                                         568 		   3.92 			           22
           TOTAL INTEREST BEARING LIABILITIES 		                     350,886 		   3.67		      $ 	12,864
    Noninterest bearing liabilities
        Demand deposits 		                                            55,557
        Other liabilities 		                                           3,690
           TOTAL LIABILITIES 		                                      410,133
    Stockholders' equity 		                                           41,820
           TOTAL LIABILITIES AND
                 STOCKHOLDER'S EQUITY 	                           $ 	451,953

  Spread between combined rates earned and
    combined rates paid* 				                                                     4.16 	 %

  Net yield on interest-earning assets* 				                                      4.68 	 %

<F4>*Taxable equivalent basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                        							                                 YEAR ENDED DECEMBER 31,
                                                                             (DOLLARS IN THOUSANDS)


                                                                                  1993
                                                                  Average 		      Rate/
	                                                                	Balance    		   Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 										                                     $ 	233,608 		    8.37 	% 	  $  19,543	*
        U.S. Treasury and Government agency securities											    106,201 		    6.50  			      6,904
        States and political subdivisions' securities											      29,634 		    8.62 			       2,553 *
        Other securities 											                                   6,164 		    5.34 			         329	*
        Federal funds sold 											                                 4,665 		    2.92 			         136
           TOTAL EARNING ASSETS 											                          380,272 		    7.75 		    $	 29,465
    Non-interest earning assets
        Cash and due from banks 											                           23,406
        Bank premises and equipment 											                        6,764
        Other assets 											                                      10,318
           TOTAL ASSETS 										                                $ 	420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  										                 $ 	147,246		     3.16 	% 	  $ 	 4,653
        Savings 											                                           31,216 		    2.76 			         861
        Time  											                                            128,021 		    4.26 			       5,459
        Time over $100,000 											                                23,602 		    4.34 			       1,025
           TOTAL INTEREST BEARING LIABILITIES 											            330,085		     3.63 			      11,998
        Federal funds purchased and repurchase agreements											     254 		    3.06 			           8
        Other short-term debt 											                                728 		    4.21 			          31
           TOTAL INTEREST BEARING LIABILITIES 											            331,067		     3.64 		    $ 	12,037
    Non-interest bearing liabilities
        Demand deposits 											                                   48,697
        Other liabilities 											                                  3,542
           TOTAL LIABILITIES 											                             383,306
    Stockholders' equity 											                                  37,454
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 										  $ 	420,760

  Spread between combined rates earned and 													                           4.11 	 %
    combined rates paid*

  Net yield on interest-earning assets* 													                              4.58 	 %

<F5>  * Taxable equivalent basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                                                          YEAR ENDED DECEMBER 31,
                                                                          (DOLLARS IN THOUSANDS)
                                                                                   1992
                                                                  Average         Rate/
                                                                  Balance         Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 	                                              $ 	215,158 		   9.22 	% 	   $	19,847	*
        U.S. Treasury and Government agency securities 		             97,196 	    7.02			        6,823
        States and political subdivisions' securities 			             26,557 		   9.32   			     2,475	*
        Other securities 			                                           3,155 		   8.46 			         267	*
        Federal funds sold 			                                         4,638 		   3.27 			         152
           TOTAL EARNING ASSETS                                      346,704      8.53        $ 29,564
    Non-interest earning assets
        Cash and due from banks 		                                    19,950
        Bank premises and equipment 							                            6,716
        Other assets 					                                             8,009
           TOTAL ASSETS 	 						                                  $ 	381,379

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  		                        $ 	114,483 		    3.74	% 	    $ 	4,283
        Savings 		 				                                              27,648 		    3.67 			       1,016
        Time  						                                                129,620 		    5.15 			       6,677
        Time over $100,000 			                                       28,469 		    4.76 			       1,354
           TOTAL INTEREST BEARING LIABILITIES 			                   300,220 		    4.44			       13,330
        Federal funds purchased and repurchase agreements 				          379 		    3.69 			          14
        Other short-term debt 	 				                                    804 		    4.10 			          33
           TOTAL INTEREST BEARING LIABILITIES 					                 301,403 		    4.44		      $	13,377
    Non-interest bearing liabilities
        Demand deposits 											                                  42,908
        Other liabilities 								                                   	3,654
           TOTAL LIABILITIES 										                             347,965
    Stockholders' equity 										                                  33,414
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	 			      $ 	381,379

  Spread between combined rates earned and 												                           4.09 %
    combined rates paid*

  Net yield on interest-earning assets* 										                                4.67 %

<F6>
  * Taxable equivalent basis.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)



	The following tables indicating the increase or decrease in net interest income components that are due to column and rate changes were shown on facing pages to facilitate comparison in the materials sent to our stockholders.


(Dollars in Thousands)
												                                                                                        *
				                                                 (A) 		           * 						      TOTAL         TOTAL
		                                     * 		        TAXABLE 		     NONTAXABLE 		    FEDERAL 				 INTEREST
		                                    NET 		     INVESTMENT 		    INVESTMENT 		     FUNDS 				   EARNING
                                		   LOANS 	     SECURITIES 		    SECURITIES 		     SOLD 	       ASSETS

1994 compared to 1993:
  Increase (decrease) due to:
      Volume 	                       $ 	1,186 	  $  	537 	        $  	768 	         $ 	(49) 	    $ 	 2,442
      Rate 		                             427 		    (273) 		          (47) 		           25 		          132

        NET INCREASE
          (DECREASE) 	               $ 	1,613 	  $  	264 	        $ 	 721 	         $ 	(24) 	    $ 	 2,574

1993 compared to 1992:
  Increase (decrease) due to:
      Volume 	                       $ 	1,702 	  $ 	 887 	        $ 	 287 	         $ 	  1 	     $ 	 2,877
      Rate 		                          (2,006) 		   (744) 		         (209) 		          (17) 		      (2,976)

        NET INCREASE
          (DECREASE) 	               $ 	 (304) 	 $ 	 143 	        $ 	  78 	         $ 	(16) 	    $ 	   (99)

<F7>
     * Taxable equivalent basis
<F8>
(A) Available-for-sale and held-to-maturity securities were compared in total taxable investment securities in 1993 for purposes of this schedule.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)

(Dollars in Thousands)
                             NOW AND 							                            			                                TOTAL 		     *
                              MONEY 			 	                                TIME 	  	  FEDERAL 		   SHORT    INTEREST- 		  NET
                             MARKET 		     SAVINGS 	      	TIME 		       OVER 		     FUNDS 		    TERM 		   BEARING	  INTEREST
                            ACCOUNTS 		    DEPOSITS 		   DEPOSITS 		   $100,000 	  PURCHASED 	   DEBT		     FUNDS 	  EARNINGS

1994 compared to 1993:
  Increase (decrease)
   due to:
      Volume             $   	442       $  	105 	     $  	  (64)    $ 	 107 	    $   	37 	   $ 	 (7) 	  $    620 	  $ 	1,822
      Rate 	                  144 	          40 		            5 		       (5) 		       26 		      (2) 		      208 		      (76)

        NET INCREASE
          (DECREASE)     $   	586 	     $ 	 145       $    	(59)    $ 	 102 	    $ 	  63 	   $	  (9) 	  $ 	  828 	  $ 	1,746

1993 compared to 1992:
  Increase (decrease)
   due to:
      Volume 	           $ 	1,226 	     $  	131 	      $   	(82)    $ 	(231) 	   $ 	  (5)    $   (3) 	  $ 	1,036 	  $ 	1,841
      Rate 		                (855) 		      (286) 		      (1,136) 		     (98)          (1) 		     (0) 	    (2,376) 		    (600)

       NET INCREASE
          (DECREASE)     $ 	  371 	     $ 	(155) 	     $	(1,218) 	  $ 	(329) 	   $  	 (6)    $ 	 (3) 	  $	(1,340) 	 $ 	1,241


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



GENERAL



	First Farmers and Merchants Corporation, a one-bank holding company, was formed during 1982. Its only subsidiary, First
Farmers and Merchants National Bank, is a community bank that was established in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.



	First Farmers and Merchants National Bank expanded its service area in January, 1992, through the acquisition of two offices of Sovran Bank/Tennessee in adjacent counties. During 1994, the Bank strengthened its presence in those four counties in middle Tennessee that it serves. Both deposits and loans in each of the four counties either maintained the same levels or increased. To more efficiently provide these expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion involving data processing and communication links between its fourteen offices.
The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are already enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; and extended banking hours.
A check card is being introduced in the first quarter of 1995.



    	The first of the preceding tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1994, 1993, and 1992.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.



   	The preceding tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1994, 1993, and 1992; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION



   	First Farmers and Merchants National Bank's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.



   	The bank's average deposits grew during the last three years reflecting a 6.8% growth from 1993 to 1994, a 10.4% growth from 1992 to 1993, and a 27.8% growth from 1991 to 1992. The acquisitions in 1992 accounted for almost 13.0% of the growth during 1992.  Average transaction and limited transaction
accounts have shown the most growth during the last three years.
The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts increased 9.5 % in 1994 compared to a 28.6% increase in 1993 and a 68.6 % increase in 1992. Average savings deposits increased 12.2% in 1994 compared to a 12.9% increase in 1993 and a 39.3% decrease in 1992. Average certificates of deposit increased .6% in 1994 compared to a 4.1% decrease in 1993 and a 9.2% increase in 1992. The increasing interest rate environment caused many customers to use interest bearing transaction and limited transaction accounts as holding vehicles while they watched rate movements trying to determine the best time to lock in a rate on a longer term product.



   	Average earning assets increased 7.6% in 1994 compared to an
9.7% increase in 1993 and a 24.6% increase in 1992.   As a
financial institution, the Bank's primary investment is loans.
At December 31, 1994, average net loans represented 60.5% of average earning assets. Total average net loans increased during the last three years showing a 6.1% growth from 1993 to 1994, an 8.6% growth from 1992 to 1993, and a 17.9% growth from 1991 to 1992. The loans acquired in the acquisitions previously mentioned accounted for 3.6% of the growth in 1992. Average investments represented 38.7% of average earning assets at December 31, 1994, and increased 11.6% in 1994, increased 11.9% in 1993, and increased 39.8% in 1992. The majority of the excess funds resulting from the acquisition of more deposits than loans was invested in securities due to the absence of increased loan demand in the new market areas in 1992. Average total assets increased during the last three years as evidenced by a 7.4% growth from 1993 to 1994, a 10.3% growth from 1992 to 1993, and a 25.5% growth from 1991 to 1992. Please refer to the color graphs on page 43 that illustrate this growth.





LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT



     	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest-beating liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The accompanying table shows the Bank's rate sensitive position at December 31, 1994, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).



     	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given different rate scenarios is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1994, 1993, and 1992 was 4.68%, 4.58%, and 4.67% respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE-Rate Sensitivity of Earning Assets and Interest-bearing
Liabilities

(Dollars in Thousands)
                             		              3 Months 		     3-6 		      6-12 		     Over 1
As of December 31, 1994 		                    or Less 		    Months 		    Months 	    Year		      Total
Earning assets
   Loans and leases, net of unearned 	      $  	70,096 	    $ 	44,499 	 $ 	78,247 	  $ 	69,852 	 $	262,694
    Taxable investment securities 		             4,544 		       7,000 		    5,000		     97,002 		  113,546
    Tax-exempt investment securities 		          1,155 		         600 		    1,085		     39,240 		   42,080
        Total earning assets 		                 75,795 		      52,099 		   84,332 		   206,094 	 $	418,320

Interest-bearing liabilities
    NOW and money market accounts 		            43,237 						                          113,250 	 $	156,487
    Savings 								                                                                    35,082 		   35,082
    Time 		                                     21,658 		      26,881 		   51,211 		    25,818 		  125,568
    Time over $100,000 		                        3,767 		       6,610 		   11,640 		     4,153 		   26,170
    Other short-term debt 		                     7,600 		 		         		 		                           7,600
         Total interest-bearing liabilities 		  76,262 		      33,491 		   62,851		    178,303 	 $ 350,907

Noninterest-bearing, net 								                                                      (67,413)

Net asset/liability funding gap 		                (467) 		     18,608 		   21,481		    (39,622)
Cumulative net asset/liability funding gap 	 $   	(467) 	   $ 	18,141	  $ 	39,622 	  $ 	     0

<F9>
Available-for-sale and held-to-maturity securities sere combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS



	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1994, the Corporation had a ratio of average capital to average assets of 9.25%. This compares to a ratio of average capital to average assets of 8.9% at December
31, 1993, and 8.8% at December 31, 1992.



	Cash dividends paid in 1994 were 9.6% more than those paid in 1993. The dividend to net income ratio was 20%. Additional dividends of approximately $12.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1992. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries) and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk- based total capital ratio of 10%, and a core capital to average total assets of 5%.



	As of December 31, 1994, the Bank's core and total risk-based ratios were 16.2% and 17.1% respectively. One year earlier, the comparable ratios were 15.6% and 16.4%, respectively. At year end 1994, the Bank had a ratio of average core equity to total average assets of 9%, up slightly from 8.6% at year end 1993.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Interest Income

   	Total interest income increased 7.3% in 1994 compared to a .4% decrease in 1993 and an increase of 6.6% in 1992. Interest and fees earned on loans increased 8.3% in 1994 compared to a 1.4% decrease in 1993 and a 1.1% increase in 1992. Interest earned on investment securities and other investments increased 5.3% in 1994 compared to a 1.9% increase in 1993 and a 22.7% increase in 1992.



Interest Expense

   	Total interest expense increased 6.9% in 1994 compared to a 10.0% decrease in 1993 and a 6.3% decrease in 1992. The net interest margin (tax equivalent net interest income divided by average earning assets) has remained near 4.6% these last three years as indicated in the LIQUIDITY AND INTEREST RATE
SENSITIVITY MANAGEMENT section above.



    	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.





Non-interest Income and Expense



     	Non-interest income increased 4.2% during 1994 versus a 12.0% increase in 1993 and a 14.0% increase in 1992. Income earned by the Trust Department increased 45% during 1994. Charges for deposit services showed a 5% increase in 1994. The strategy to meet market demand for mortgage loans, while not keeping all of such loans in the bank's portfolio to protect asset flexibility, resulted in an increase in fee income from the sale of mortgages in the secondary market. Sales were at the strongest point during the first quarter of 1994. This also contributed to the increase in non-interest income in 1994. Also during the year, the Bank realized a $244 thousand dollar loss on the sale of a bond mutual fund investment.



    	Non-interest expenses, excluding the provision for possible loan losses, increased 7.6% in 1994 compared to a 9.3% increase in 1993 and a 18.7% increase in 1992. Increased productivity and cost control efforts contributed to this improvement.
Included in this category is Federal Deposit Insurance
Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL AND DIVIDENDS section above for more information concerning the bank's capitalization.





Provision for Possible Loan Losses



    	The provision for loan losses, representing amounts charged against operating income, increased 40.4% in 1994 compared to a 44.1% decrease in 1993 and a 7.7% increase in 1992. Management regularly monitors the allowance for possible losses and considers it to be adequate. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (1) national and local economic conditions, (2) past experience, and (3) Loan Review and Special Assets Committee review. The tables on the next page summarize average loan balances and reconciliations of the allowance for loan losses for each year. Additions to the allowances, which have been charged to operating expenses, are also disclosed.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Provision for Possible Loan Losses (Continued)



    	The next tables present any risk elements in the loan portfolio and include all loans management considers to be potential problem loans. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

                      							                             	December 31,
(DOLLARS IN THOUSANDS) 		                      1994  	 	    1993  	 	   1992  	 	    1991  		     1990

Average amount of loans outstanding       	 $ 	247,791 	  $ 	233,608 	  $ 	215,158 	 $ 	182,561 	 $ 	172,749

Balance of allowance for loan
     losses at beginning of year       	    $ 	  2,024 	  $ 	  2,254    $   	1,917 	 $ 	  1,818 	 $ 	  1,709
 Loans charged-off:
        Loans secured by real estate       		      135 		        396 		        245 		       329 		       -
        Commercial and industrial loans 		          42 		        222 		        124 		       192	         485
        Individuals 		                             246 		        230 		        249 		       249 		        99
             TOTAL LOANS CHARGED OFF 		            423 		        848 		        618 		       770 		       584
Recoveries of loans previously charged off:
        Loans secured by real estate 		              9 		         56 		          3 		       - 		         -
        Commercial and industrial loans 		          36 		         52 		         80 		        56 		        54
        Individuals 		                              36 		         40 		         32 		        33 		         9
             TOTAL RECOVERIES 		                    81 		        148 		        115 		        89 		        63
                NET LOANS CHARGED-OFF 		           342 		        700 		        503		        681 		       521
  Provision charged to operating expenses 		       660 		        470 		        840  		      780 		       630
             BALANCE OF ALLOWANCE FOR
                LOAN LOSSES AT END OF YEAR 		    2,342 		       2,024		      2,254 		     1,917 		     1,818
Ratio of net charge-offs during the
   period to average loans outstanding 		         0.14% 		       0.30% 		     0.23%  		    0.37% 		     0.30%




    	At December 31, 1994, non-accrual loans totaled $2.6 million or 1% of loans. Commercial loans comprised $.349 million of the total, with loans secured by real estate accounting for $1.5
million  and installment loans $.771 million.   All loans that
are ninety days past due are placed in non-accrual status. The gross interest income that would have been recorded in the period then ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $193, $189, and $155 for the years ended December 31, 1994, 1993, and 1992 respectively. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
     		                                       1994  		        1993  		        1992  		        1991  		         1990
INTEREST INCOME
  Interest and fees on loans 	           $ 	21,130,914 	 $ 	19,518,742 	 $ 	19,791,548 	 $ 	19,571,295 	 $  	19,623,201

  Interest on investment securities
    Taxable interest 		                      7,012,626 		    6,925,404 		    6,898,114		     5,218,446 		     4,574,130
    Exempt from federal income taxes         2,184,666 		    1,857,168		     1,825,869 		    1,828,738 		     1,687,072
    Dividends 		                               204,948 		       72,054 		      110,874 		      150,823 		       130,106

                                           		9,402,240 		    8,854,626 		    8,834,857 		    7,198,007 		     6,391,308

  Other interest income                        284,384 		      347,287 		      195,744 		      279,165		        428,891

            TOTAL INTEREST INCOME           30,817,538 		   28,720,655		    28,822,149 		   27,048,467 		    26,443,400

INTEREST EXPENSE
  Interest on deposits                      12,770,618 		   11,998,235 		   13,329,557		    14,212,771 		    15,014,327
  Interest on other short-term borrowings       93,286 		       38,339		        47,449 		       63,994 		        78,465

        TOTAL INTEREST EXPENSE     	        12,863,904 		   12,036,574 		   13,377,006 		   14,276,765 		    15,092,792

        NET INTEREST INCOME                 17,953,634 		   16,684,081		    15,445,143 		   12,771,702 		    11,350,608

PROVISION FOR LOAN LOSSES 	                    660,000 		      470,000 		      840,000		       780,000 		       630,000

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		            17,293,634 		   16,214,081    		14,605,143 		   11,991,702 		    10,720,608

NONINTEREST INCOME
  Trust Department income                    1,249,359 		      863,952 		      753,239		       603,701 		       534,187
  Service charges on deposit accounts 		     2,317,992 		    2,206,026   		  2,123,096 		    1,893,355 		     1,662,614
  Other service charges, commissions,
    and fees 		                                336,758		       509,009 		      401,618 		      237,755 		       275,015
  Other operating income 		                    319,466 		      315,108 		      191,363 		       91,440		        141,176
  Investment securities gains (losses)        (243,690) 		      23,896		        28,434 		       15,862 		        11,198

        TOTAL NONINTEREST  INCOME            3,979,885 		    3,917,991 		    3,497,750 		    2,842,113 		     2,624,190

NONINTEREST  EXPENSES
  Salaries and employee benefits             6,247,706 		    5,686,965		     5,283,086 		    4,407,072 		     4,064,617
  Net occupancy expense 		                   1,190,678 		    1,070,971 		      984,650		       797,466 		       700,589
  Furniture and equipment expense            1,069,856 		      889,848		       801,453 		      935,821 		       907,750
  Loss on other real estate 		                   4,000 		      103,122 		      312,064 		       48,398		          -
  Other operating expenses 		                4,996,107 		    4,903,949 		    4,460,696 		    3,572,881 		     2,921,846

        TOTAL  NONINTEREST  EXPENSES        13,508,347		    12,654,855 		   11,841,949 		    9,761,638 		     8,594,802

            INCOME BEFORE PROVISION
            FOR INCOME TAXES 		              7,765,172 		    7,477,217 		    6,260,944		     5,072,177 		     4,749,996

PROVISION FOR INCOME TAXES                   2,203,746 		    2,220,965 		    1,768,840		     1,341,130 		     1,249,284

            NET INCOME                    $ 	5,561,426 	  $ 	5,256,252 	 $  	4,492,104 	 $  	3,731,047 	  $  	3,500,712

EARNINGS PER COMMON SHARE

     (1,400,000 shares) 	                 $       3.97  	 $ 	     3.75 	 $ 	      3.21 	 $ 	     2.67	    $  	     2.50

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Net Income



    	Net income was 5.8% higher in 1994 than in 1993, 17.0% higher in 1993 than in 1992, and 20.4% higher in 1992 than in 1991. As indicated by the table of comparative data, the Corporation's return on average assets was 1.23% in 1994, 1.25% in 1993, and 1.18% in 1992. The return on equity remains strong at 14.1% in 1994, 14.9% in 1993, and 14.21% in 1992.



Net Interest Margin



    	Mr. Waymon L. Hickman indicated in his opening message to stockholders that 1994 was a difficult year for many forms of investments. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history. It was the first time since 1974 that both stock and bond funds fell in value during the same year. Even with these unfavorable results, an investment in F&M stock increased 18.4% in value, due primarily to very favorable earnings and continued demand for stock.



    	A graph which illustrates an increasing net interest margin during the five years shown was included at the bottom of this page in the materials sent to our stockholders. As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table on page 37 and adjusts the current balance sheet to reflect the impact of different interest rate movements.



EFFECTS OF ECONOMY



    	Current economic conditions have had a definite effect on the reported financial condition and results of operation. Market interest rates declined in 1992 and 1993, resulting in lower yields on earning assets and lower rates on interest-bearing liabilities. The market interest rates increased in 1994, resulting in higher yields on earning assets as well as higher rates on interest-bearing liabilities. Historically, noninterest-bearing demand deposits and regular savings accounts provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1993 and 1994 as these fixed rate and noninterest-bearing deposits continued to provide a relatively stable net yield from this funding source.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





EFFECTS OF ECONOMY (Continued)



	The closing of some industrial plants that have been long term community neighbors and the reduction of operations in other plants in the area have reduced the impact of increases in the automotive industry in the area. First Farmers and Merchants
Corporation continues to work with local citizens to improve the economic conditions of the area.



SHAREHOLDER  INFORMATION



	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1994, had a market value of $63 million and were held by 1,405 identifiable individuals located mostly in the market area. A small number of additional shareholders cannot be identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.



	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

						                            	Price Range of		      Dividends
						  	                           Common Stock        		Paid
					                              High 	     Low			     Per Share

        	First Quarter 	        $ 	32.00  	$ 	31.00  	  $
	        Second Quarter 		         33.50    		33.50        		0.31
1992  	  Third Quarter 		          33.50  		  33.50
	        Fourth Quarter 		         34.50  	  	33.50		        0.34
                                       		               $   	0.64

	        First Quarter 	        $ 	36.00  	$ 	36.00  	  $
	        Second Quarter 		         37.00  		  37.00  		      0.36
1993  	  Third Quarter 		          38.00  		  37.00
	        Fourth Quarter 		         38.00  		  38.00  		      0.38
						                                                  $ 	  0.73

	        First Quarter 	        $ 	40.00  	$ 	39.00  	  $
	        Second Quarter 		         42.00  		  42.00  		      0.39
1994  	  Third Quarter 		          43.00  		  42.00
	        Fourth Quarter 		         45.00  	  	43.00  		      0.41
                                                  						$   	0.80

	Four color graphs are included on the left hand side of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the next page. The third and fourth graphs illustrate return on stockholders' equity and earnings per share with cash dividends for the last five years. The information for both of these graphs was taken form the "COMPARATIVE DATA" table on the following pages.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS




COMPARATIVE DATA (In Thousands of Dollars)

	                                    	1994  		    1993  		   1992  		    1991  		   1990

AVERAGE ASSETS 	                 $ 	451,953 	$ 	420,760 	$ 	381,379 	$ 	303,851	 $ 	279,969

AVERAGE LOANS (NET) 	            $ 	247,791 	$ 	233,609 	$ 	215,158 	$ 	182,561  $ 	172,749

AVERAGE DEPOSITS 	               $ 	404,412 	$ 	378,782 	$ 	343,128 	$ 	268,495	 $ 	247,461

RETURN ON EQUITY
      AND ASSETS
    Return on average assets 		        1.23% 		    1.25% 		    1.18% 		    1.23%		     1.25%

    Return on beginning equity 		     14.11% 		   14.93% 		   14.21%    		13.01% 	    13.48%
    Average equity to
          average assets 		            9.25% 		    8.90% 		    8.76% 		    9.94% 		    9.77%

COMMON DIVIDEND
       PAYOUT RATIO
    Earnings per share 	         $ 	   3.97 	$ 	   3.75 	$ 	   3.21 	$ 	   2.67 	$	    2.50

    Cash dividends per share 	   $ 	   0.80 	$ 	   0.73 	$ 	   0.64 	$	    0.58 	$ 	   0.56

    Ratio 		                             20% 		      19% 		      20% 		      22% 		      22%

                            						NET INTEREST MARGIN
						                        (in Thousands of Dollars)
                             		1994  		   1993  		   1992  		  1991  		    1990
INTEREST INCOME
     (TAX EQUIVALENT) 	    $ 	32,039 	$ 	29,465 	$ 	29,564 	$ 	27,736 	$ 	27,087

INTEREST EXPENSE 		           12,864 		  12,037 		  13,377 		  14,277 		  15,093

	                          $ 	19,175 	$ 	17,428 	$ 	16,187 	$ 	13,459 	$ 	11,994

NET INTEREST MARGIN* 		         4.68% 		   4.58% 		   4.67% 		   4.84% 		   4.69%

<F10>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.



	In summary, the above table and the graphs on these pages summarize the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization. Each stockholder can be proud of this performance. Our stockholders are the real strength of our organization. Thank you for your help and support.






Item 6.  Selected Financial Data.

The selected financial data is included in the Consolidated Financial Statements and Management's Discussion and Analysis of Financial
Conditions and Results of Operation which is part of the Annual
Report to Stockholders.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 and 1993

ASSETS 			                        			                      1994  		           1993

Cash and due from banks 					                              $ 	26,735,526     	$ 	22,642,168
Federal funds sold 		                              				            - 		             400,000
Securities
  Available for sale (amortized cost $12,646,156 in 1994)     12,565,226     		      -
  Held to maturity (fair value $138,892,331 and
  $155,336,497 respectively)                           						143,061,031 		     150,110,295
    Total securities - Note 2  			                           155,626,257 		     150,110,295
Loans, net of unearned income - Note 3 						                262,694,120 		     243,915,462
 Allowance for possible loan losses - Note 4            						(2,342,290) 		     (2,023,651)
     Net loans 						                                        260,351,830 		     241,891,811
Bank premises and equipment, at cost less allowance for
  depreciation and amortization - Note 5 				                  6,193,080 		       6,363,539
Other assets 						                                           11,887,492 	       11,188,893
    TOTAL ASSETS 		 			                                    $ 460,794,185 	    $ 432,596,706

LIABILITIES
    Deposits
      Noninterest-bearing 					                            $  61,845,878 	    $ 	54,302,635
      Interest-bearing (including certificates
        of deposit over $100,000: 1994 - $26,169,831;
        1993 - $25,104,901)                          						  343,306,545 	      334,632,442
          Total deposits 						                              405,152,423 	      388,935,077
    Federal funds purchased 						                             7,000,000 		          -
    Dividends payable 						                                     574,000 		         525,000
    Accounts payable and accrued liabilities 						            4,239,636		        3,729,056
      TOTAL LIABILITIES 						                               416,966,059 		     393,189,133

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
      outstanding - Note 1 						                             14,000,000 		       7,000,000
    Retained earnings - Note 6 						                         29,876,683 		      32,407,573
    Net unrealized loss on available-for-sale securities,
    net of tax 						                                            (48,557) 		         -
      TOTAL STOCKHOLDERS' EQUITY 						                       43,828,126		       39,407,573
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 					     $ 460,794,185 	    $ 432,596,706


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

       						                                                               Net Unrealized
				        		                                                              Gain (Loss) On
		                                           Common 		        Retained 		   Available-for-sale
  		                                         Stock 		         Earnings 		       Securities 		       Total

BALANCE AT JANUARY 1, 1992 	             $ 	7,000,000 	   $ 	24,604,901 	    $      	- 	            $ 	31,604,901
Net income for the year 		                      - 		          4,492,104 		           - 		               4,492,104
Cash dividends declared, $.64 per share 		      - 		           (896,000) 		          - 		                (896,000)
BALANCE AT DECEMBER 31, 1992 		             7,000,000 		     28,201,005 		           - 		              35,201,005
Net income for the year 		                      - 		          5,256,252 		           - 		               5,256,252
Cash dividends declared, $.73 per share 		      - 		         (1,022,000) 		          -              	  (1,022,000)
Net unrealized loss on mutual fund
 investment 		                                  - 		            (27,684) 		          -		                  (27,684)
BALANCE AT DECEMBER 31, 1993 		             7,000,000 		     32,407,573 		           -		               39,407,573
Cumulative effect of change in
 accounting principle (net of deferred
 income taxes of $171,405) - Note 1 		          - 		             27,684		          229,424 		             257,108
Two-for-one stock split - Note 1 		         7,000,000 		     (7,000,000) 		          -		                    -
Net income for the year 		                      - 		          5,561,426 		           - 		               5,561,426
Cash dividends declared, $.80 per share 		      - 		         (1,120,000) 		          -	                (1,120,000)
Net unrealized loss on available-for-
 sale securities, net of tax 		                 - 		              - 		            (277,981) 		           (277,981)
BALANCE AT DECEMBER 31, 1994 	           $	14,000,000 	    $	29,876,683 	       $ 	(48,557) 	       $  43,828,126

<F1>The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

	                                        	1994  		         1993  		           1992

INTEREST INCOME
 Interest and fees on loans 	         $	21,130,914 	    $	19,518,742 	    $ 19,791,548
 Interest on investment securities
   Taxable interest
     Available-for-sale 		               1,327,021 		          - 		               -
     Held-to-maturity 		                 5,858,148 		      6,925,404		       6,898,114
   Exempt from federal income tax 		     2,184,666 		      1,857,168		       1,825,869
   Dividends 		                            204,948 		         72,054 		        110,874
		                                       9,574,783 		      8,854,626 		      8,834,857
 Other interest income 		                  111,841 		        347,287 		        195,744
     TOTAL INTEREST INCOME 		            30,817,538 		    28,720,655 		     28,822,149

INTEREST EXPENSE
 Interest on deposits 		                 12,770,618 		    11,998,235 		     13,329,557
 Interest on other short term
  borrowings 		                              93,286 		        38,339		          47,449
     TOTAL INTEREST EXPENSE 		           12,863,904 		    12,036,574		      13,377,006
     NET INTEREST INCOME 		              17,953,634 		    16,684,081      		15,445,143
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4 		                                660,000 		       470,000		         840,000
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		       17,293,634		     16,214,081 		     14,605,143
NONINTEREST  INCOME
 Trust department income 		               1,249,359 		       863,952 		        753,239
 Service charges on deposits accounts 		  2,317,992		      2,206,026 		      2,123,096
 Other service charges, commissions,
  and fees 		                               336,758		        509,009 		        401,618
 Other operating income 		                  319,466 		       315,108 		        191,363
 Investment securities gains (losses) 		   (243,690) 		       23,896		          28,434
     TOTAL NONINTEREST INCOME 		          3,979,885 		     3,917,991		       3,497,750
NONINTEREST  EXPENSES
 Salaries and employee benefits 		        6,247,706 		     5,686,965		       5,283,086
 Net occupancy expense 		                 1,190,678 		     1,070,971 		        984,650
 Furniture and equipment expense 		       1,069,856 		       889,848		         801,453
 Loss on other real estate 		                 4,000 		       103,122 		        312,064
 Other operating expenses 		              4,996,107 		     4,903,949		       4,460,696
     TOTAL NONINTEREST EXPENSES 		       13,508,347		     12,654,855 		     11,841,949
       INCOME BEFORE PROVISION FOR
        INCOME TAXES 		                   7,765,172 		     7,477,217		       6,260,944
PROVISION FOR INCOME TAXES - Note 8 	     2,203,746 	 	    2,220,965		       1,768,840
        NET INCOME  	                  $  5,561,426 	   $  5,256,252 	    $ 	4,492,104

EARNINGS PER COMMON SHARE - Note 1
      (1,400,000 outstanding shares) 	 $ 	     3.97 	   $ 	     3.75 	    $ 	     3.21

<F2>The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

                                   		         1994             1993  		         1992

OPERATING ACTIVITIES

 Net income   	                           $ 	5,561,426 	   $ 	5,256,252 	   $ 	4,492,104
 Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Excess (deficiency) of provision
   for possible loan losses over net
   charge offs 		                              318,639 		      (230,083)		       336,876
  Provision for depreciation and
   amortization of premises and equipment 		   589,045 		       591,486 		       544,896
  Amortization of deposit base intangibles 		  168,020		        168,020 		       157,180
  Amortization of investment security
   premiums, net of accretion of discounts 		  678,968 		       747,224		        530,561
  Donation of premises to municipalities 		       - 		             -		           106,569
  Increase in cash surrender value of
   life insurance contracts 		                 (75,287) 		     (103,175) 		        -
  Deferred income taxes 		                    (163,907) 		       24,080 		      (152,979)
  (Increase) decrease in
    Interest receivable 	                     (992,872) 		      364,303 		      (207,525)
    Other assets 		                            344,572 		    (1,171,225) 		     (317,383)
  Increase (decrease) in
    Interest payable 		                        222,605 		      (206,742) 		     (773,927)
    Other liabilities 		                       287,975 		        38,024 		       315,094
      TOTAL ADJUSTMENTS 		                   1,377,758 		       221,912 		       539,362
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          		6,939,184 		     5,478,164 		     5,031,466
INVESTING ACTIVITIES
 Proceeds from maturities, calls, and
  sales of available-for-sale securities 		 25,152,051 		         - 		             -
 Proceeds from maturities and calls of
  held-to-maturity securities 		             5,092,000 		    30,497,983  		   17,446,753
 Purchases of investment securities
      Available-for-sale 		                (16,942,994) 	         -   		           -
      Held-to-maturity 		                  (19,495,987)		   (39,789,407) 		  (61,797,126)
 Acquisition of loans - Note 11 		               - 		              - 		      (13,715,703)
 Net increase in loans 		                  (18,778,658) 		  (18,710,584) 		  (20,378,124)
 Purchases of premises and equipment 		       (418,586) 	      (222,279)		    (1,758,009)
 Purchases of deposit base intangibles 		        - 		              - 		         (937,852)
 Proceeds from redemption of annuities
  and life insurance contracts 		                - 		           229,275  		        -
 Purchase of single premium life insurance
  contracts 		                                   -		           (730,000) 	 	  (1,399,816)
    NET CASH USED BY INVESTING ACTIVITIES  (25,392,174) 		  (28,725,012)  		 (82,539,877)
FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
  interest-bearing deposits 		              16,217,348       18,384,169 		    38,191,426
 Assumption of deposit liabilities
   - Note 11 		                                  - 		             -		         44,487,470
 Net increase (decrease) in short
  term borrowings 		                         7,000,000		        (77,537) 		      (50,233)
 Cash dividends 		                          (1,071,000) 	      (966,000)  	     (840,000)
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES		                           22,146,348 		    17,340,632  		   81,788,663
 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         		3,693,358       (5,906,216)  		   4,280,252
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR 		                       23,042,168		     28,948,384  		   24,668,132
CASH AND CASH EQUIVALENTS AT
 END OF YEAR	                             $ 26,735,526 	   $	23,042,168 	   $	28,948,384

<F3>The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

		First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. On
April 13, 1982, the Board of Directors of the Corporation adopted a resolution to execute and deliver to the Board of Governors of the Federal Reserve System an application pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for prior approval by the Board of action to be taken by the Corporation which would result in its becoming a bank holding company.



		As of December 31, 1994, the only subsidiary of the corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank serves Saturn Distribution Corporation at its fifteenth location in the Northfield Complex at the Saturn location near Spring Hill.



		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks and three (3) savings and loan associations located in the marketing area.



Accounting Policies



		The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry.
The significant policies are summarized as follows.



Principles of Consolidation



		The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.



Cash and Due From Banks



		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1994, amounted to approximately $9,579,000.



Cash Equivalents



		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Securities



		Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the adoption was an increase in stockholders' equity of $257,108 (net of $171,405 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale that were previously classified as held-to-maturity. SFAS 115 establishes standards of accounting and reporting for investments in equity securities that have readily determinable fair values and all debt securities. Under the Statement, all such investments are classified in three categories and accounted for as follows:



		Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.



		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.



		Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.



		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.



Recognition of Interest Income



		Interest on loans is computed daily based on the principal amount outstanding. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method.



Other Real Estate



		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. The Bank's recorded value for other real estate was approximately $544,540 at December 31, 1994, and $594,693 at
December 31, 1993. Other real estate owned by the Bank as of December 31, 1994, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury
County, Tennessee on US 31 Highway. The properties are not depreciated.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Allowance for Possible Loan Losses



		The allowance for possible loan losses is established by charges to operations based on the evaluation of the assets by Loan Review and the Special Assets Committee, economic conditions, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Effective January 1, 1995, the Corporation and the
Bank will adopt Statement of Financial Accounting Standards No.
114 (as amended by No. 118), "Accounting by Creditors for
Impairment of a Loan." The Bank established the position of Credit Administrator to coordinate the results of Loan Review and Special Assets Committee action for purposes of monitoring and managing loan impairment and maintenance of the allowance at required levels.



Premises and Equipment



		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows:
buildings - 15 to 50 years; equipment - 3 to 33 years.
Leasehold improvements are amortized over the lesser of the lease terms or the estimated lives of the improvements. Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.



Trust Department Income



		Trust department income is recognized on the accrual basis in the applicable period earned.



Stock Split



		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributable May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.



Income Taxes



		The companies file a consolidated federal income tax return. They adopted Statement of Financial Accounting Standards No. 109
(SFAS 109), "Accounting For Income Taxes", effective January 1,
1993. SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Income Taxes (Continued)



		Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect, as of January 1, 1993, of this change in the method of accounting for income taxes was negligible.



Intangible Assets



	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1994 - $168,020;  1993 - $168,020;  and  1992 - $157,180.



Fair Value of Financial Instruments



		Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Bank, as for most financial institutions, almost all of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Bank's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an unforced, unforeclosed transaction. Therefore, significant estimations and present value calculations were used by the Bank for the purposes of this disclosure.



Estimated fair values have been determined by the Bank using the best available data, as generally provided in the Bank's regulatory reports to the Comptroller of the Currency. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in these notes. The Bank's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. Management is concerned that reasonable comparability between financial institutions may be distorted due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES



		The following tables reflect the amortized value and fair value of investment securities.

				                                                  Gross Unrealized
		                                 Amortized 						        Fair
                                   		Value 	       	Gain         		Loss 	      	Value

December 31, 1994

Available-for-sale securities
  U.S. Treasury   	              $ 	7,094,657 	   $ 	    - 	     $     45,657 	 $ 	7,049,000
  U.S. Government Agencies 		       5,551,499 		         - 		          35,273 		   5,516,226

                                	$	12,646,156 	   $      - 	     $  	  80,930 	 $	12,565,226

Held-to-maturity securities

  U.S. Treasury 	                $	71,997,419    	$      - 	     $ 	1,795,719 	 $ 70,201,700
  U.S. Government Agencies 		      28,527,740 		         -	          	984,990 		  27,542,750
  States and Political
  Subdivisions 		                  39,786,156 		         -		        1,310,396 		  38,475,760
  Other Securities 		               2,749,716 	          - 		          77,595		    2,672,121

                                	$143,061,031    	$ 	    - 	     $ 	4,168,700 	 $138,892,331

December 31, 1993

 U.S. Treasury 	                 $	78,320,499	    $ 	2,452,500 	 $      -	      $	80,772,999
 U.S. Government Agencies 		       25,745,517 	        835,623 	        - 		      26,581,140
 States and Political
  Subdivisions 		                  35,622,983 		     1,915,102          - 		      37,538,085
 Other Securities 		               10,421,296 	         22,977          -   		    10,444,273

          	                      $150,110,295 	   $ 	5,226,202 	 $      - 	     $155,336,497

		Securities carried at $81,583,779 and $65,067,259 at December 31, 1994 and 1993, respectively (fair value: 1994 - $80,148,047;
1993 - $68,257,884), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.
The fair values of all securities at December 31, 1994, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.

 	                                       	1994  		      1993  		    1992

       Pre-tax gains (losses) 	     $  	(243,690) 	 $  	23,896 	 $ 	28,434
       Tax effect 		                      82,855 		     (8,125)   		(9,668)
       After-tax gains (losses)   	 $  	(160,835) 	 $  	15,771 	 $ 	18,766

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the call or sale of available-for-sale securities were $25,152,051 and from the call of held-to-maturity securities were $5,092,000 during 1994. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions 1994. Gross gains of $23,896 and gross losses of $
- - -0- were realized on the dispositions in 1993. Gross gains of $28,434 and gross losses of $ -0- were realized on the dispositions in 1992. At December 31, 1994, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.



	 	The following table shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1994, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	                                 	   Amortized 	 	     Fair 	 	     Yield
                                      		Cost 	 	        Value 	 	  (Unaudited)

Available-for-sale securities

U.S. Treasury
   Within one year 	                $ 	3,005,504 	   $ 	3,010,200 		   6.21%
   After one but within five years 		  4,089,154 		     4,038,800		    6.88%

U.S. Government agencies
   Within one year 		                  1,000,807 		     1,004,700 		   8.41%
   After one but within five years 		  3,996,913 		     3,975,712		    6.12%
   After ten years 		                    553,778 		       535,814 		   5.61%

                                  	 $	12,646,156 	   $ 12,565,226

Held-to-maturity securities

U.S. Treasury
   Within one year 	                $	10,042,337 	   $	10,023,700 		   6.26%
   After one but within five years 		 61,955,082 		    60,178,000    		5.91%

U.S. Government agencies
   Within one year 		                  2,003,196 		     1,992,500 		   6.65%
   After one but within five years 		 25,524,544 		    24,603,650		    6.14%
   After five but within ten years 		  1,000,000 		       946,600 		   4.75%

States and political subdivisions
   Within one year 		                  2,841,375 		     2,888,179 		  11.21%
   After one but within five years 		 11,821,479 		    12,026,880		    9.32%
   After five but within ten years 		 22,810,062 		    21,371,598		    7.66%
   After ten years 		                  2,313,240 		     2,189,103 		   8.23%

Other securities
   After one but within five years 		    325,878 		       319,951 		   7.97%

Equity securities 		                   2,423,838 		     2,352,170 		   8.06%

 	                                  $143,061,031 	   $138,892,331

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - LOANS



		A summary of loans outstanding by category follows.

		                                                    1994             		1993
Loans secured by real estate
   Construction and land development             $  8,036,802           8,286,041
   Farmland 		                                      7,942,187 		        6,628,903
   Lines of credit 		                                 240,976 		          547,246
   1-4 family residential property - first lien 		100,548,761        		91,383,671
   1-4 family residential property - junior lien 		 7,219,546          	8,161,278
   Multifamily residential property 		              4,775,515 		        4,998,967
   Non farm, non residential property 		           41,734,848 		       45,224,304

      Subtotal 		                                 170,498,635 		      165,230,410

Commercial and  industrial loans
   Commercial  and  industrial 		                  44,870,150 		       34,369,089
   Taxable commercial loans 		                        300,000 		            -
   All other loans 		                                 187,405 		        1,649,884

      Subtotal 		                                  45,357,555 		       36,018,973

Tax exempt commercial loans 		                        748,116 		          407,895

Loans to individuals
   Agricultural production 		                       3,823,296 		        4,053,253
   Lines of credit 		                                 103,249 		           91,294
   Individuals for personal expenditures 		        42,341,597        		38,358,452
   Purchase or carry securities 		                        655 		           59,560

      Subtotal 		                                  46,268,797 		       42,562,559

Lease financing 		                                      1,408               9,716

                                                		262,874,511 		      244,229,553
Less:
   Net unamortized loan origination fees 		          (176,606) 		        (307,507)
   Unearned interest income 		                         (3,785) 		          (6,584)
   Allowance for possible loan losses 		            (2,342,290)		      (2,023,651)

	                                                 $260,351,830 	     $241,891,811


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1994, follows.

                                     		 	 	(In Thousands of Dollars)

                                          		 Within    		   One to 		      After
                                          		One Year 		   Five Years 	   Five Years 		   Total

Fixed rate loans                           $ 	54,004 	   $ 	37,917 	    $ 	31,866 	    $	123,787
Variable rate loans 		                       136,734 		      2,354 		         - 		       139,088

	                                          $	190,738 	   $ 	40,271 	    $ 	31,866 	    $	262,875


	Non-performing loans are those which are accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 and $2,133,000 at December 31, 1994 and
1993, respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS  (Continued)



		A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.
This rate was adjusted for credit loss and assumed prepayment risk. The estimated fair values and recorded book balances at December 31, 1994 were as follows.

                        		Estimated 		          Recorded
		                        Fair Value 		       Book Balance

Net Loans 	           $  268,870,000 	      $ 	260,351,830


		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1994 and 1993, follows.

                      		              Balance at
		                                     Beginning  			                      	Amount 	        Amount 	        Balance at
            		                          of Year 		        Additions 		     Collected 		   Written Off 	   	End of Year
            1994

Aggregate of certain party loans 	   $ 	6,563,577 	    $ 	5,081,776 	    $ 	5,151,082 	   $  	       0 	   $ 	6,494,271


            1993

Aggregate of certain party loans 	   $ 	3,925,500 	    $ 	7,868,338 	    $ 	5,230,261 	   $ 	        0 	   $ 	6,563,577


		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES



		Changes in the allowance for possible loan losses are as follows:

                                             		1994  		     1993  		       1992

Balance at beginning of year 	           $ 	2,023,651 	$ 	2,253,735 	 $ 	1,916,859
Provision charged to operating expenses 	    	660,000 		    470,000		      840,000
Loan losses:
     Loans charged off 		                    (422,831) 		  (847,535) 		   (618,417)
     Recoveries on loans previously
          charged off 		                       81,470 		    147,451 		     115,293

Balance at end of year 	                 $ 	2,342,290 	$ 	2,023,651 	 $ 	2,253,735

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - BANK PREMISES AND EQUIPMENT



		The components of premises and equipment are as follows:

                                                    		1994  		       1993

Land 	                                           $ 	1,204,288 	 $ 	1,204,288
Premises 		                                         6,629,567 		   6,626,487
Furniture and equipment 		                          3,816,320    		3,934,139
Leasehold improvements 	               	              474,770 		     458,696

                                                 		12,124,945 		  12,223,610

Less allowance for depreciation and amortization 		(5,931,865)		  (5,860,071)

                                               	 $ 	6,193,080 	 $ 	6,363,539


		Annual provisions for depreciation and amortization total $589,045 for 1994, $591,486 for 1993, and $544,896 for 1992.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $1,843,000 at December 31, 1994.





NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS



		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1994, additional dividends of approximately $12,220,000 could have been declared by the Bank to the Corporation without regulatory agency approval.





NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2001. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. During 1994 the Bank committed to a data processing and communication network technology upgrade. An operating lease in excess of $1,600,000 for the equipment involved in this upgrade was closed in December, 1994, and is included in the following table. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $409,764, $254,121, and $245,991 for equipment leases, and
$97,966, $82,030, and $72,350 for building leases, in 1994,
1993, and 1992, respectively. Future minimum lease commitments as of December 31, 1994, under all noncancelable operating leases with initial terms of one year or more follow.

                   	       1995        		 $   	463,061
	                          1996                461,426
                         	 1997  			           426,003
	                          1998  			           319,732

  Total future minimum lease payments 			 $ 	1,670,222

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES



		The provisions for income taxes consist of the following:

		                                         1994    		      1993          		1992

Current:
      Federal 	                             $ 	1,831,848 	  $ 	1,754,003 	  $ 	1,521,467
      State 		                                   503,433 		      442,882 		      400,352

          Total current 		                     2,335,281 		    2,196,885 		    1,921,819

Deferred:
      Federal 		                                (111,805) 		      20,468 		     (121,161)
      State 		                                   (19,730) 		       3,612 		      (31,818)

          Total deferred 		                     (131,535) 		      24,080 		     (152,979)

          Total provision for income taxes 	$ 	2,203,746 	  $ 	2,220,965 	  $ 	1,768,840





		The deferred tax effects of principal temporary differences are shown in the following table:

  				                                       1994         		1993
Allowance for possible loan losses 		 	$   682,877     	$  	555,421
Installment loan reporting 				               - 		            6,865
Write-down of other real estate 				       159,120 		       157,520
Deferred compensation 				                 156,227 		        76,781
Direct lease financing 				                 36,452 		        35,736
Unrealized loss on AFS securities 				      32,372 		        18,457
Deferred loan fees 				                     24,546 		        76,907

    Net deferred tax asset 			         $ 1,091,594 	    $  	927,687





		The timing differences in 1992 related principally to the provision for loan losses.



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1994, 1993, and 1992 amounted to $2,431,332, $2,564,887 and
$1,924,851, respectively.

       	                                          	1994  	       	1993  		        1992

Tax expense at statutory rate 	                $ 	2,640,158 	 $ 	2,542,254 	 $ 	2,128,721
Increase (decrease) in taxes resulting from:
    Tax-exempt interest 		                         (780,946) 		   (647,575) 		   (657,470)
    Nondeductible interest expense 		                75,019 		      58,457 		      65,313
    Other nondeductible expenses
         (nontaxable income) - net 		                (6,458) 		    (19,962) 		     21,201
    State income taxes, net of federal
         tax benefit 		                             319,244 		     292,263 		     243,232
    Dividend income exclusion 		                    (29,571)     		(15,646)     		(24,888)
    Other 		                                        (13,700) 		     11,174     		  (7,269)

Total provision for income taxes 	             $ 	2,203,746 	 $ 	2,220,965  	$ 	1,768,840

Effective tax rate 		                                28.4% 		       29.7% 		       28.3%


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)



		A net deferred tax asset was included in other assets in the accompanying consolidated balance sheet. The gross deferred tax asset was $1,091,594 at December 31, 1994 and $927,687 at
December 31, 1993. There was no deferred tax liability or valuation allowance in either year. The deferred tax asset results mainly from the difference in the book basis and tax basis of the allowance for loan losses.



NOTE 9 - COMMITMENTS



		The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.



		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1994, were $19,956,000 and $2,439,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.



		The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock.
The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer. It is management's opinion that there is not a concentration of credit risk in the portfolio.





NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION



		Interest paid on deposits and other borrowings during 1994, 1993, and 1992 amounted to $12,641,299, $12,243,317, and
$14,150,933, respectively.



NOTE 11 - ACQUISITIONS



		On September 25, 1991, the Bank entered into a purchase and assumption agreement with Sovran Bank/Tennessee to purchase certain assets and assume certain deposit liabilities of Sovran
Bank/Tennessee, Nashville, Tennessee, in Centerville, Hickman
County, Tennessee, and Chapel Hill, Marshall County, Tennessee.
The Office of the Comptroller of the Currency granted official authorization for this acquisition and it became effective
January 24, 1992.  Deposit liabilities totaling $42,543,252
(including $2,392,071 in Individual Retirement Accounts assumed prior to December 31, 1991) were assumed in the transaction in exchange for loans and other assets acquired totaling
$14,254,385, and cash for the balance.



		In March, 1992, the Bank entered into a purchase and assumption agreement with Cavalry Banking FSB to purchase certain assets and assume certain deposit liabilities of the Chapel Hill office of Cavalry Banking FSB. The Office of the
Comptroller of the Currency granted official authorization for this acquisition and it became effective October 31, 1992.
Deposit liabilities totaling $4,336,289 were assumed in the transaction in exchange for the office building acquired for $100,069 and cash for the balance.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)



		The following is a summary of the unaudited consolidated quarterly results of operations.

                                 		First     	    Second   	      Third    		     Fourth
     		                           Quarter 	    	  Quarter       	Quarter 	  	    Quarter     	   Total
      1994
Interest income 	             $ 	7,176,893 	  $ 	7,664,849  	 $ 	7,814,500  	$ 	8,161,296 	 $	30,817,538
Interest expense 		              2,986,012 		    3,148,310 		    3,272,217 		   3,457,365		   12,863,904

Net interest income 		           4,190,881 		    4,516,539 		    4,542,283		    4,703,931 		  17,953,634
Provision for possible
    loan losses 		                  60,000 		      255,000 		      225,000 		     120,000 		     660,000
Noninterest expenses, net of
    noninterest income 		        2,260,734 		    2,254,027 		    2,490,717		    2,522,984 		   9,528,462

Income before income taxes 		    1,870,147 		    2,007,512 		    1,826,566		    2,060,947 		   7,765,172
Income taxes 		                    528,638 		      566,493 		      508,942 		     599,673 		   2,203,746

Net income 	                  $ 	1,341,509 	  $ 	1,441,019 	  $ 	1,317,624 	 $ 	1,461,274 	 $ 	5,561,426

Earnings per common share
    (1,400,000 shares) 	      $ 	     0.96 	  $  	    1.03 	  $ 	     0.94 	 $ 	     1.04	  $ 	     3.97

 		                                First 		     Second        		Third        		Fourth
		                                Quarter 		    Quarter 		     Quarter 		     Quarter 		          Total
      1993
Interest income 	             $ 	7,228,627 	   $  	7,226,989 	 $ 	7,048,132 	$ 	7,216,907 	 $	28,720,655
Interest expense 		              2,962,100 		      3,018,782 		   3,043,913     3,011,779		   12,036,574

Net interest income 		           4,266,527 		      4,208,207 		   4,004,219		   4,205,128 		  16,684,081
Provision for possible loan
     loan losses 		                170,000 		        180,000 		      90,000 		     30,000 		     470,000
Noninterest expenses, net of
     noninterest income 		       2,187,860 		      2,134,759 		   2,064,417	  	 2,349,828 		   8,736,864

Income before income taxes 		    1,908,667 		      1,893,448 		   1,849,802		   1,825,300 		   7,477,217
Income taxes 		                    592,499 		        577,836 		     574,118 		    476,512 		   2,220,965

Net income 	                  $ 	1,316,168 	   $ 	1,315,612 	  $ 	1,275,684  $ 	1,348,788 	 $ 	5,256,252

Earnings per common share
     (1,400,000 shares) 	     $ 	     0.94 	   $  	    0.94 	  $ 	     0.91 	$ 	     0.96	  $ 	     3.75





NOTE 13 - EMPLOYEE BENEFIT PLANS



		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $602,010, $529,324, and $482,645, in 1994, 1993, and
1992, respectively, are included in salaries and employee benefits expense.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)



		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1994 - $580,088; 1993 - $558,024) used to fund the plan and the related liability (1994
- - - $400,606; 1993 - $326,681) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $22,448 in 1994 and $21,096 in 1993 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $98,925 in 1994 and $91,916 in 1993.



		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $126,262 for 1994 and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants.
Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $ 82,079 in 1994 and $82,079 in 1993 is also included in the cash surrender values of
 $1,750,119 and $1,696,895 at December 31, 1994 and 1993,
respectively.



		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.





NOTE 14 - DEPOSITS



		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table

                                                          (Unaudited)
                                                    Year Ended December 31
                                   						1994			              1993				               1992
                                             								(Dollars In Thousands)

Demand deposits 	                   $ 	55,557 		  - 	%   	$ 	48,697   		- 	% 	   $ 	42,908 		  - 	%
NOW and money market accounts     		  161,244 		3.25 			    147,246 	 3.16		       114,482 		3.74
Savings deposits 		                    35,036 		2.87 			     31,216 		2.76 			      27,649		 3.67
Time deposits of less than $100,000 		126,523 		4.27 			    128,021		 4.26 			     129,620 		5.15
Time deposits of $100,000 or more 		   26,053 		4.32 			     23,602		 4.33 			      28,469 		4.76

Total In Domestic Offices 	         $ 404,413 		3.66	% 	  $ 378,782  	3.17	% 	   $ 343,128 		3.89	%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - DEPOSITS (Continued)



		At December 31, time deposits of $100,000 or more had the following maturities.

                       				          1994		          1993	 	      1992
                                   						(Dollars In Thousands)

Under 3 months 	                   $ 	3,117 	      $ 	3,519 	   $ 	5,962
3 to 12 months 		                    18,250 		       17,081 		     8,857
Over 12 months 		                     4,803 		        4,505 		     8,766

                                	 $ 	26,170 	     $ 	25,105 	  $ 	23,585




		Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.
Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. The estimated fair values and recorded book balances at December 31, 1994, were as follows.

                                     		Estimated 	   	  Recorded
                                      	Fair Value 		  Book Balance

Deposits with stated maturities 	   $ 	149,305,000 	$ 	151,737,000
Deposits with no stated maturities   		253,415,000   		253,415,000
Federal funds purchased                		7,000,000     		7,000,000

NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No.107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".

	                                     	      		    Dollars In Thousands
                              	    	  December 31, 1994 		      		December 31, 1993
                              		   Amortized      		Fair  		    Amortized 		     Fair
     	                               	Value        	Value        		Value 	      	Value
Assets

     Securities held to maturity  	$ 	143,061 	   $ 	138,961 	   $ 	150,110 	  $ 	155,337
     Securities available for sale 		  12,646 		      12,565 		        - 		          -
     Loans, net 		                    260,352 		     268,870 		     241,892 		    243,793
     Federal funds sold 		               - 		           - 		            400 		        400
Liabilities
     Deposits 		                      405,152 		     402,720 		     388,935 		    387,841
     Federal funds purchased 		         7,000 		       7,000 		        - 		          -

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL  INFORMATION OF PARENT CORPORATION
(Continued)

                                               Condensed Balance Sheets
                                              December 31, 1994 and 1993
                                              (In Thousands of Dollars)
                                                       		1994            		1993
                Assets
Cash 	                                                 $   	65 	         $     2
Investment in bank subsidiary - at equity 	            	43,310 		         38,950
Investment in credit life insurance company - at cost 		    50 		             50
Investment in other securities 		                           25 		             43
Dividends receivable from bank subsidiary 		               574 		            525
Cash surrender value - life insurance 		                   453 	            	439

            Total assets 	                             $44,477 	         $40,009

Liabilities and Stockholders' Equity

Liabilities
    Payable to directors	                              $    75 	         $	   49
    Dividends payable 		                                   574  		           525

            Total liabilities 	                           	649 		            574

Stockholders' equity
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
        outstanding 		                                  14,000 		          7,000
    Retained earnings     		                            29,877 		         32,435
    Net unrealized loss on available-for-sale
         securities, net of tax 		(49) 		-                 (49)              -

          Total stockholders' equity 		                 43,828 		         39,435

          Total liabilities and stockholders' equity 	 $44,477 	         $40,009

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                                  Condensed Statements of Income
                              Years Ended December 31, 1994 and 1993
                                      (In Thousands of Dollars)
                                                      		1994       		1993
Operating income
    Dividends from bank subsidiary 	                 $ 	1,120 	   $ 	1,072
    Other dividend income 		                               61 		         9
    Interest income                                         1            1
    Other 		                                               30 		        26

Operating expenses 		                                      60 		        54

        Income before equity in undistributed net
           income of bank subsidiary 		                 1,152 		     1,054

Equity in undistributed net income of bank subsidiary 		4,409		      4,202

            Net Income 	                             $ 	5,561 	   $ 	5,256

                                  Condensed Statements of Cash Flows
                              Years Ended December 31, 1994 and 1993
                                       (In Thousands of Dollars)
                                                            		1994        	1993
Operating activities
    Net income for the year 	                              $ 	5,561 	     $ 	5,256
    Adjustments to reconcile net income to net cash
           provided by operating activities
      Equity in undistributed net income of bank subsidiary		(4,409) 	     	(4,202)
        Increase in other assets 		                             (62) 		        (76)
        Increase in payables 		                                  26 		           1
             Total adjustments 		                            (4,445) 		     (4,277)

             Net cash provided by operating activities 		     1,116		          979

Net cash provided by (used in) investing activities
    Proceeds from sale or calls of investment securities 		      18		           42
    Purchase of single premium life insurance contracts 		       -		           (75)

      Net cash provided by (used in) investing activities      		18 		         (33)

Net cash used in financing activities
    Cash dividends paid 		                                   (1,071) 		       (966)

              Increase (Decrease) in cash 		                     63 		         (20)

Cash at beginning of year 		                                      2 		          22

Cash at end of year 	                                      $    	65 	    $ 	     2


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential

                               							                                   YEAR ENDED DECEMBER 31,
   						                                                                 (Dollars in Thousands)
                             	 	 	 	                                              1994
                                                                		Average 		      Rate /
                      		                                          Balance 		      Yield 			   Interest

ASSETS
   Interest earning assets
        Loans, net 	                                              $ 	247,791 		   8.54 	% 	   $ 	21,156 	*
        Available-for-sale securities (AFS) 		                        15,931 		   8.33			         1,327
        Held-to-maturity securities (HTM) 		                         101,654 		   5.76			         5,858
        U.S. Treasury and Government agency securities
        States and political subdivisions' securities (1994 HTM)		    38,545 		   8.49 			        3,274 	*
        Other securities (Equity securities in 1994) 		                2,375		   13.15 			          312 	*
        Federal funds sold 		                                          2,998 		   3.73 			          112
           TOTAL EARNING ASSETS 		                                   409,294 		   7.83 		     $ 	32,039
    Noninterest earning assets
        Cash and due from banks 		                                    25,945
        Bank premises and equipment 		                                 6,350
        Other assets 		                                               10,364
           TOTAL ASSETS 	                                         $ 	451,953

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  	                          $ 	161,244 		   3.25 	% 	   $ 	 5,239
        Savings 		                                                    35,036 		   2.87 			        1,006
        Time  		                                                     126,523 		   4.27 			        5,400
        Time over $100,000                                            26,053 		   4.32 			        1,126
           TOTAL INTEREST BEARING LIABILITIES 		                     348,856 		   3.66			        12,771
        Federal funds purchased and repurchase agreements		            1,462 		   4.86 			           71
        Other short-term debt 		                                         568 		   3.92 			           22
           TOTAL INTEREST BEARING LIABILITIES 		                     350,886 		   3.67		      $ 	12,864
    Noninterest bearing liabilities
        Demand deposits 		                                            55,557
        Other liabilities 		                                           3,690
           TOTAL LIABILITIES 		                                      410,133
    Stockholders' equity 		                                           41,820
           TOTAL LIABILITIES AND
                 STOCKHOLDER'S EQUITY 	                           $ 	451,953

  Spread between combined rates earned and
    combined rates paid* 				                                                     4.16 	 %

  Net yield on interest-earning assets* 				                                      4.68 	 %

<F4>*Taxable equivalent basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                        							                                 YEAR ENDED DECEMBER 31,
                                                                             (DOLLARS IN THOUSANDS)


                                                                                  1993
                                                                  Average 		      Rate/
	                                                                	Balance    		   Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 										                                     $ 	233,608 		    8.37 	% 	  $  19,543	*
        U.S. Treasury and Government agency securities											    106,201 		    6.50  			      6,904
        States and political subdivisions' securities											      29,634 		    8.62 			       2,553 *
        Other securities 											                                   6,164 		    5.34 			         329	*
        Federal funds sold 											                                 4,665 		    2.92 			         136
           TOTAL EARNING ASSETS 											                          380,272 		    7.75 		    $	 29,465
    Non-interest earning assets
        Cash and due from banks 											                           23,406
        Bank premises and equipment 											                        6,764
        Other assets 											                                      10,318
           TOTAL ASSETS 										                                $ 	420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  										                 $ 	147,246		     3.16 	% 	  $ 	 4,653
        Savings 											                                           31,216 		    2.76 			         861
        Time  											                                            128,021 		    4.26 			       5,459
        Time over $100,000 											                                23,602 		    4.34 			       1,025
           TOTAL INTEREST BEARING LIABILITIES 											            330,085		     3.63 			      11,998
        Federal funds purchased and repurchase agreements											     254 		    3.06 			           8
        Other short-term debt 											                                728 		    4.21 			          31
           TOTAL INTEREST BEARING LIABILITIES 											            331,067		     3.64 		    $ 	12,037
    Non-interest bearing liabilities
        Demand deposits 											                                   48,697
        Other liabilities 											                                  3,542
           TOTAL LIABILITIES 											                             383,306
    Stockholders' equity 											                                  37,454
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 										  $ 	420,760

  Spread between combined rates earned and 													                           4.11 	 %
    combined rates paid*

  Net yield on interest-earning assets* 													                              4.58 	 %

<F5>  * Taxable equivalent basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                                                          YEAR ENDED DECEMBER 31,
                                                                          (DOLLARS IN THOUSANDS)
                                                                                   1992
                                                                  Average         Rate/
                                                                  Balance         Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 	                                              $ 	215,158 		   9.22 	% 	   $	19,847	*
        U.S. Treasury and Government agency securities 		             97,196 	    7.02			        6,823
        States and political subdivisions' securities 			             26,557 		   9.32   			     2,475	*
        Other securities 			                                           3,155 		   8.46 			         267	*
        Federal funds sold 			                                         4,638 		   3.27 			         152
           TOTAL EARNING ASSETS                                      346,704      8.53        $ 29,564
    Non-interest earning assets
        Cash and due from banks 		                                    19,950
        Bank premises and equipment 							                            6,716
        Other assets 					                                             8,009
           TOTAL ASSETS 	 						                                  $ 	381,379

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  		                        $ 	114,483 		    3.74	% 	    $ 	4,283
        Savings 		 				                                              27,648 		    3.67 			       1,016
        Time  						                                                129,620 		    5.15 			       6,677
        Time over $100,000 			                                       28,469 		    4.76 			       1,354
           TOTAL INTEREST BEARING LIABILITIES 			                   300,220 		    4.44			       13,330
        Federal funds purchased and repurchase agreements 				          379 		    3.69 			          14
        Other short-term debt 	 				                                    804 		    4.10 			          33
           TOTAL INTEREST BEARING LIABILITIES 					                 301,403 		    4.44		      $	13,377
    Non-interest bearing liabilities
        Demand deposits 											                                  42,908
        Other liabilities 								                                   	3,654
           TOTAL LIABILITIES 										                             347,965
    Stockholders' equity 										                                  33,414
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	 			      $ 	381,379

  Spread between combined rates earned and 												                           4.09 %
    combined rates paid*

  Net yield on interest-earning assets* 										                                4.67 %

<F6>
  * Taxable equivalent basis.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)



	The following tables indicating the increase or decrease in net interest income components that are due to column and rate changes were shown on facing pages to facilitate comparison in the materials sent to our stockholders.


(Dollars in Thousands)
												                                                                                        *
				                                                 (A) 		           * 						      TOTAL         TOTAL
		                                     * 		        TAXABLE 		     NONTAXABLE 		    FEDERAL 				 INTEREST
		                                    NET 		     INVESTMENT 		    INVESTMENT 		     FUNDS 				   EARNING
                                		   LOANS 	     SECURITIES 		    SECURITIES 		     SOLD 	       ASSETS

1994 compared to 1993:
  Increase (decrease) due to:
      Volume 	                       $ 	1,186 	  $  	537 	        $  	768 	         $ 	(49) 	    $ 	 2,442
      Rate 		                             427 		    (273) 		          (47) 		           25 		          132

        NET INCREASE
          (DECREASE) 	               $ 	1,613 	  $  	264 	        $ 	 721 	         $ 	(24) 	    $ 	 2,574

1993 compared to 1992:
  Increase (decrease) due to:
      Volume 	                       $ 	1,702 	  $ 	 887 	        $ 	 287 	         $ 	  1 	     $ 	 2,877
      Rate 		                          (2,006) 		   (744) 		         (209) 		          (17) 		      (2,976)

        NET INCREASE
          (DECREASE) 	               $ 	 (304) 	 $ 	 143 	        $ 	  78 	         $ 	(16) 	    $ 	   (99)

<F7>
     * Taxable equivalent basis
<F8>
(A) Available-for-sale and held-to-maturity securities were compared in total taxable investment securities in 1993 for purposes of this schedule.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)

(Dollars in Thousands)
                             NOW AND 							                            			                                TOTAL 		     *
                              MONEY 			 	                                TIME 	  	  FEDERAL 		   SHORT    INTEREST- 		  NET
                             MARKET 		     SAVINGS 	      	TIME 		       OVER 		     FUNDS 		    TERM 		   BEARING	  INTEREST
                            ACCOUNTS 		    DEPOSITS 		   DEPOSITS 		   $100,000 	  PURCHASED 	   DEBT		     FUNDS 	  EARNINGS

1994 compared to 1993:
  Increase (decrease)
   due to:
      Volume             $   	442       $  	105 	     $  	  (64)    $ 	 107 	    $   	37 	   $ 	 (7) 	  $    620 	  $ 	1,822
      Rate 	                  144 	          40 		            5 		       (5) 		       26 		      (2) 		      208 		      (76)

        NET INCREASE
          (DECREASE)     $   	586 	     $ 	 145       $    	(59)    $ 	 102 	    $ 	  63 	   $	  (9) 	  $ 	  828 	  $ 	1,746

1993 compared to 1992:
  Increase (decrease)
   due to:
      Volume 	           $ 	1,226 	     $  	131 	      $   	(82)    $ 	(231) 	   $ 	  (5)    $   (3) 	  $ 	1,036 	  $ 	1,841
      Rate 		                (855) 		      (286) 		      (1,136) 		     (98)          (1) 		     (0) 	    (2,376) 		    (600)

       NET INCREASE
          (DECREASE)     $ 	  371 	     $ 	(155) 	     $	(1,218) 	  $ 	(329) 	   $  	 (6)    $ 	 (3) 	  $	(1,340) 	 $ 	1,241


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



GENERAL



	First Farmers and Merchants Corporation, a one-bank holding company, was formed during 1982. Its only subsidiary, First
Farmers and Merchants National Bank, is a community bank that was established in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.



	First Farmers and Merchants National Bank expanded its service area in January, 1992, through the acquisition of two offices of Sovran Bank/Tennessee in adjacent counties. During 1994, the Bank strengthened its presence in those four counties in middle Tennessee that it serves. Both deposits and loans in each of the four counties either maintained the same levels or increased. To more efficiently provide these expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion involving data processing and communication links between its fourteen offices.
The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are already enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; and extended banking hours.
A check card is being introduced in the first quarter of 1995.



    	The first of the preceding tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1994, 1993, and 1992.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.



   	The preceding tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1994, 1993, and 1992; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION



   	First Farmers and Merchants National Bank's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.



   	The bank's average deposits grew during the last three years reflecting a 6.8% growth from 1993 to 1994, a 10.4% growth from 1992 to 1993, and a 27.8% growth from 1991 to 1992. The acquisitions in 1992 accounted for almost 13.0% of the growth during 1992.  Average transaction and limited transaction
accounts have shown the most growth during the last three years.
The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts increased 9.5 % in 1994 compared to a 28.6% increase in 1993 and a 68.6 % increase in 1992. Average savings deposits increased 12.2% in 1994 compared to a 12.9% increase in 1993 and a 39.3% decrease in 1992. Average certificates of deposit increased .6% in 1994 compared to a 4.1% decrease in 1993 and a 9.2% increase in 1992. The increasing interest rate environment caused many customers to use interest bearing transaction and limited transaction accounts as holding vehicles while they watched rate movements trying to determine the best time to lock in a rate on a longer term product.



   	Average earning assets increased 7.6% in 1994 compared to an
9.7% increase in 1993 and a 24.6% increase in 1992.   As a
financial institution, the Bank's primary investment is loans.
At December 31, 1994, average net loans represented 60.5% of average earning assets. Total average net loans increased during the last three years showing a 6.1% growth from 1993 to 1994, an 8.6% growth from 1992 to 1993, and a 17.9% growth from 1991 to 1992. The loans acquired in the acquisitions previously mentioned accounted for 3.6% of the growth in 1992. Average investments represented 38.7% of average earning assets at December 31, 1994, and increased 11.6% in 1994, increased 11.9% in 1993, and increased 39.8% in 1992. The majority of the excess funds resulting from the acquisition of more deposits than loans was invested in securities due to the absence of increased loan demand in the new market areas in 1992. Average total assets increased during the last three years as evidenced by a 7.4% growth from 1993 to 1994, a 10.3% growth from 1992 to 1993, and a 25.5% growth from 1991 to 1992. Please refer to the color graphs on page 43 that illustrate this growth.





LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT



     	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest-beating liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The accompanying table shows the Bank's rate sensitive position at December 31, 1994, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).



     	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given different rate scenarios is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1994, 1993, and 1992 was 4.68%, 4.58%, and 4.67% respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE-Rate Sensitivity of Earning Assets and Interest-bearing
Liabilities

(Dollars in Thousands)
                             		              3 Months 		     3-6 		      6-12 		     Over 1
As of December 31, 1994 		                    or Less 		    Months 		    Months 	    Year		      Total
Earning assets
   Loans and leases, net of unearned 	      $  	70,096 	    $ 	44,499 	 $ 	78,247 	  $ 	69,852 	 $	262,694
    Taxable investment securities 		             4,544 		       7,000 		    5,000		     97,002 		  113,546
    Tax-exempt investment securities 		          1,155 		         600 		    1,085		     39,240 		   42,080
        Total earning assets 		                 75,795 		      52,099 		   84,332 		   206,094 	 $	418,320

Interest-bearing liabilities
    NOW and money market accounts 		            43,237 						                          113,250 	 $	156,487
    Savings 								                                                                    35,082 		   35,082
    Time 		                                     21,658 		      26,881 		   51,211 		    25,818 		  125,568
    Time over $100,000 		                        3,767 		       6,610 		   11,640 		     4,153 		   26,170
    Other short-term debt 		                     7,600 		 		         		 		                           7,600
         Total interest-bearing liabilities 		  76,262 		      33,491 		   62,851		    178,303 	 $ 350,907

Noninterest-bearing, net 								                                                      (67,413)

Net asset/liability funding gap 		                (467) 		     18,608 		   21,481		    (39,622)
Cumulative net asset/liability funding gap 	 $   	(467) 	   $ 	18,141	  $ 	39,622 	  $ 	     0

<F9>
Available-for-sale and held-to-maturity securities sere combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS



	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1994, the Corporation had a ratio of average capital to average assets of 9.25%. This compares to a ratio of average capital to average assets of 8.9% at December
31, 1993, and 8.8% at December 31, 1992.



	Cash dividends paid in 1994 were 9.6% more than those paid in 1993. The dividend to net income ratio was 20%. Additional dividends of approximately $12.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1992. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries) and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk- based total capital ratio of 10%, and a core capital to average total assets of 5%.



	As of December 31, 1994, the Bank's core and total risk-based ratios were 16.2% and 17.1% respectively. One year earlier, the comparable ratios were 15.6% and 16.4%, respectively. At year end 1994, the Bank had a ratio of average core equity to total average assets of 9%, up slightly from 8.6% at year end 1993.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Interest Income

   	Total interest income increased 7.3% in 1994 compared to a .4% decrease in 1993 and an increase of 6.6% in 1992. Interest and fees earned on loans increased 8.3% in 1994 compared to a 1.4% decrease in 1993 and a 1.1% increase in 1992. Interest earned on investment securities and other investments increased 5.3% in 1994 compared to a 1.9% increase in 1993 and a 22.7% increase in 1992.



Interest Expense

   	Total interest expense increased 6.9% in 1994 compared to a 10.0% decrease in 1993 and a 6.3% decrease in 1992. The net interest margin (tax equivalent net interest income divided by average earning assets) has remained near 4.6% these last three years as indicated in the LIQUIDITY AND INTEREST RATE
SENSITIVITY MANAGEMENT section above.



    	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.





Non-interest Income and Expense



     	Non-interest income increased 4.2% during 1994 versus a 12.0% increase in 1993 and a 14.0% increase in 1992. Income earned by the Trust Department increased 45% during 1994. Charges for deposit services showed a 5% increase in 1994. The strategy to meet market demand for mortgage loans, while not keeping all of such loans in the bank's portfolio to protect asset flexibility, resulted in an increase in fee income from the sale of mortgages in the secondary market. Sales were at the strongest point during the first quarter of 1994. This also contributed to the increase in non-interest income in 1994. Also during the year, the Bank realized a $244 thousand dollar loss on the sale of a bond mutual fund investment.



    	Non-interest expenses, excluding the provision for possible loan losses, increased 7.6% in 1994 compared to a 9.3% increase in 1993 and a 18.7% increase in 1992. Increased productivity and cost control efforts contributed to this improvement.
Included in this category is Federal Deposit Insurance
Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL AND DIVIDENDS section above for more information concerning the bank's capitalization.





Provision for Possible Loan Losses



    	The provision for loan losses, representing amounts charged against operating income, increased 40.4% in 1994 compared to a 44.1% decrease in 1993 and a 7.7% increase in 1992. Management regularly monitors the allowance for possible losses and considers it to be adequate. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (1) national and local economic conditions, (2) past experience, and (3) Loan Review and Special Assets Committee review. The tables on the next page summarize average loan balances and reconciliations of the allowance for loan losses for each year. Additions to the allowances, which have been charged to operating expenses, are also disclosed.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Provision for Possible Loan Losses (Continued)



    	The next tables present any risk elements in the loan portfolio and include all loans management considers to be potential problem loans. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

                      							                             	December 31,
(DOLLARS IN THOUSANDS) 		                      1994  	 	    1993  	 	   1992  	 	    1991  		     1990

Average amount of loans outstanding       	 $ 	247,791 	  $ 	233,608 	  $ 	215,158 	 $ 	182,561 	 $ 	172,749

Balance of allowance for loan
     losses at beginning of year       	    $ 	  2,024 	  $ 	  2,254    $   	1,917 	 $ 	  1,818 	 $ 	  1,709
 Loans charged-off:
        Loans secured by real estate       		      135 		        396 		        245 		       329 		       -
        Commercial and industrial loans 		          42 		        222 		        124 		       192	         485
        Individuals 		                             246 		        230 		        249 		       249 		        99
             TOTAL LOANS CHARGED OFF 		            423 		        848 		        618 		       770 		       584
Recoveries of loans previously charged off:
        Loans secured by real estate 		              9 		         56 		          3 		       - 		         -
        Commercial and industrial loans 		          36 		         52 		         80 		        56 		        54
        Individuals 		                              36 		         40 		         32 		        33 		         9
             TOTAL RECOVERIES 		                    81 		        148 		        115 		        89 		        63
                NET LOANS CHARGED-OFF 		           342 		        700 		        503		        681 		       521
  Provision charged to operating expenses 		       660 		        470 		        840  		      780 		       630
             BALANCE OF ALLOWANCE FOR
                LOAN LOSSES AT END OF YEAR 		    2,342 		       2,024		      2,254 		     1,917 		     1,818
Ratio of net charge-offs during the
   period to average loans outstanding 		         0.14% 		       0.30% 		     0.23%  		    0.37% 		     0.30%




    	At December 31, 1994, non-accrual loans totaled $2.6 million or 1% of loans. Commercial loans comprised $.349 million of the total, with loans secured by real estate accounting for $1.5
million  and installment loans $.771 million.   All loans that
are ninety days past due are placed in non-accrual status. The gross interest income that would have been recorded in the period then ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $193, $189, and $155 for the years ended December 31, 1994, 1993, and 1992 respectively. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
     		                                       1994  		        1993  		        1992  		        1991  		         1990
INTEREST INCOME
  Interest and fees on loans 	           $ 	21,130,914 	 $ 	19,518,742 	 $ 	19,791,548 	 $ 	19,571,295 	 $  	19,623,201

  Interest on investment securities
    Taxable interest 		                      7,012,626 		    6,925,404 		    6,898,114		     5,218,446 		     4,574,130
    Exempt from federal income taxes         2,184,666 		    1,857,168		     1,825,869 		    1,828,738 		     1,687,072
    Dividends 		                               204,948 		       72,054 		      110,874 		      150,823 		       130,106

                                           		9,402,240 		    8,854,626 		    8,834,857 		    7,198,007 		     6,391,308

  Other interest income                        284,384 		      347,287 		      195,744 		      279,165		        428,891

            TOTAL INTEREST INCOME           30,817,538 		   28,720,655		    28,822,149 		   27,048,467 		    26,443,400

INTEREST EXPENSE
  Interest on deposits                      12,770,618 		   11,998,235 		   13,329,557		    14,212,771 		    15,014,327
  Interest on other short-term borrowings       93,286 		       38,339		        47,449 		       63,994 		        78,465

        TOTAL INTEREST EXPENSE     	        12,863,904 		   12,036,574 		   13,377,006 		   14,276,765 		    15,092,792

        NET INTEREST INCOME                 17,953,634 		   16,684,081		    15,445,143 		   12,771,702 		    11,350,608

PROVISION FOR LOAN LOSSES 	                    660,000 		      470,000 		      840,000		       780,000 		       630,000

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		            17,293,634 		   16,214,081    		14,605,143 		   11,991,702 		    10,720,608

NONINTEREST INCOME
  Trust Department income                    1,249,359 		      863,952 		      753,239		       603,701 		       534,187
  Service charges on deposit accounts 		     2,317,992 		    2,206,026   		  2,123,096 		    1,893,355 		     1,662,614
  Other service charges, commissions,
    and fees 		                                336,758		       509,009 		      401,618 		      237,755 		       275,015
  Other operating income 		                    319,466 		      315,108 		      191,363 		       91,440		        141,176
  Investment securities gains (losses)        (243,690) 		      23,896		        28,434 		       15,862 		        11,198

        TOTAL NONINTEREST  INCOME            3,979,885 		    3,917,991 		    3,497,750 		    2,842,113 		     2,624,190

NONINTEREST  EXPENSES
  Salaries and employee benefits             6,247,706 		    5,686,965		     5,283,086 		    4,407,072 		     4,064,617
  Net occupancy expense 		                   1,190,678 		    1,070,971 		      984,650		       797,466 		       700,589
  Furniture and equipment expense            1,069,856 		      889,848		       801,453 		      935,821 		       907,750
  Loss on other real estate 		                   4,000 		      103,122 		      312,064 		       48,398		          -
  Other operating expenses 		                4,996,107 		    4,903,949 		    4,460,696 		    3,572,881 		     2,921,846

        TOTAL  NONINTEREST  EXPENSES        13,508,347		    12,654,855 		   11,841,949 		    9,761,638 		     8,594,802

            INCOME BEFORE PROVISION
            FOR INCOME TAXES 		              7,765,172 		    7,477,217 		    6,260,944		     5,072,177 		     4,749,996

PROVISION FOR INCOME TAXES                   2,203,746 		    2,220,965 		    1,768,840		     1,341,130 		     1,249,284

            NET INCOME                    $ 	5,561,426 	  $ 	5,256,252 	 $  	4,492,104 	 $  	3,731,047 	  $  	3,500,712

EARNINGS PER COMMON SHARE

     (1,400,000 shares) 	                 $       3.97  	 $ 	     3.75 	 $ 	      3.21 	 $ 	     2.67	    $  	     2.50

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Net Income



    	Net income was 5.8% higher in 1994 than in 1993, 17.0% higher in 1993 than in 1992, and 20.4% higher in 1992 than in 1991. As indicated by the table of comparative data, the Corporation's return on average assets was 1.23% in 1994, 1.25% in 1993, and 1.18% in 1992. The return on equity remains strong at 14.1% in 1994, 14.9% in 1993, and 14.21% in 1992.



Net Interest Margin



    	Mr. Waymon L. Hickman indicated in his opening message to stockholders that 1994 was a difficult year for many forms of investments. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history. It was the first time since 1974 that both stock and bond funds fell in value during the same year. Even with these unfavorable results, an investment in F&M stock increased 18.4% in value, due primarily to very favorable earnings and continued demand for stock.



    	A graph which illustrates an increasing net interest margin during the five years shown was included at the bottom of this page in the materials sent to our stockholders. As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table on page 37 and adjusts the current balance sheet to reflect the impact of different interest rate movements.



EFFECTS OF ECONOMY



    	Current economic conditions have had a definite effect on the reported financial condition and results of operation. Market interest rates declined in 1992 and 1993, resulting in lower yields on earning assets and lower rates on interest-bearing liabilities. The market interest rates increased in 1994, resulting in higher yields on earning assets as well as higher rates on interest-bearing liabilities. Historically, noninterest-bearing demand deposits and regular savings accounts provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1993 and 1994 as these fixed rate and noninterest-bearing deposits continued to provide a relatively stable net yield from this funding source.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





EFFECTS OF ECONOMY (Continued)



	The closing of some industrial plants that have been long term community neighbors and the reduction of operations in other plants in the area have reduced the impact of increases in the automotive industry in the area. First Farmers and Merchants
Corporation continues to work with local citizens to improve the economic conditions of the area.



SHAREHOLDER  INFORMATION



	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1994, had a market value of $63 million and were held by 1,405 identifiable individuals located mostly in the market area. A small number of additional shareholders cannot be identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.



	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

						                            	Price Range of		      Dividends
						  	                           Common Stock        		Paid
					                              High 	     Low			     Per Share

        	First Quarter 	        $ 	32.00  	$ 	31.00  	  $
	        Second Quarter 		         33.50    		33.50        		0.31
1992  	  Third Quarter 		          33.50  		  33.50
	        Fourth Quarter 		         34.50  	  	33.50		        0.34
                                       		               $   	0.64

	        First Quarter 	        $ 	36.00  	$ 	36.00  	  $
	        Second Quarter 		         37.00  		  37.00  		      0.36
1993  	  Third Quarter 		          38.00  		  37.00
	        Fourth Quarter 		         38.00  		  38.00  		      0.38
						                                                  $ 	  0.73

	        First Quarter 	        $ 	40.00  	$ 	39.00  	  $
	        Second Quarter 		         42.00  		  42.00  		      0.39
1994  	  Third Quarter 		          43.00  		  42.00
	        Fourth Quarter 		         45.00  	  	43.00  		      0.41
                                                  						$   	0.80

	Four color graphs are included on the left hand side of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the next page. The third and fourth graphs illustrate return on stockholders' equity and earnings per share with cash dividends for the last five years. The information for both of these graphs was taken form the "COMPARATIVE DATA" table on the following pages.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS




COMPARATIVE DATA (In Thousands of Dollars)

	                                    	1994  		    1993  		   1992  		    1991  		   1990

AVERAGE ASSETS 	                 $ 	451,953 	$ 	420,760 	$ 	381,379 	$ 	303,851	 $ 	279,969

AVERAGE LOANS (NET) 	            $ 	247,791 	$ 	233,609 	$ 	215,158 	$ 	182,561  $ 	172,749

AVERAGE DEPOSITS 	               $ 	404,412 	$ 	378,782 	$ 	343,128 	$ 	268,495	 $ 	247,461

RETURN ON EQUITY
      AND ASSETS
    Return on average assets 		        1.23% 		    1.25% 		    1.18% 		    1.23%		     1.25%

    Return on beginning equity 		     14.11% 		   14.93% 		   14.21%    		13.01% 	    13.48%
    Average equity to
          average assets 		            9.25% 		    8.90% 		    8.76% 		    9.94% 		    9.77%

COMMON DIVIDEND
       PAYOUT RATIO
    Earnings per share 	         $ 	   3.97 	$ 	   3.75 	$ 	   3.21 	$ 	   2.67 	$	    2.50

    Cash dividends per share 	   $ 	   0.80 	$ 	   0.73 	$ 	   0.64 	$	    0.58 	$ 	   0.56

    Ratio 		                             20% 		      19% 		      20% 		      22% 		      22%

                            						NET INTEREST MARGIN
						                        (in Thousands of Dollars)
                             		1994  		   1993  		   1992  		  1991  		    1990
INTEREST INCOME
     (TAX EQUIVALENT) 	    $ 	32,039 	$ 	29,465 	$ 	29,564 	$ 	27,736 	$ 	27,087

INTEREST EXPENSE 		           12,864 		  12,037 		  13,377 		  14,277 		  15,093

	                          $ 	19,175 	$ 	17,428 	$ 	16,187 	$ 	13,459 	$ 	11,994

NET INTEREST MARGIN* 		         4.68% 		   4.58% 		   4.67% 		   4.84% 		   4.69%

<F10>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.



	In summary, the above table and the graphs on these pages summarize the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization. Each stockholder can be proud of this performance. Our stockholders are the real strength of our organization. Thank you for your help and support.






Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.



Management's discussion and analysis of financial conditions and results of operations is included in Management's Discussion and Analysis of Financial Condition and Results of Operations which is part of Annual Report to Stockholders.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 and 1993

ASSETS 			                        			                      1994  		           1993

Cash and due from banks 					                              $ 	26,735,526     	$ 	22,642,168
Federal funds sold 		                              				            - 		             400,000
Securities
  Available for sale (amortized cost $12,646,156 in 1994)     12,565,226     		      -
  Held to maturity (fair value $138,892,331 and
  $155,336,497 respectively)                           						143,061,031 		     150,110,295
    Total securities - Note 2  			                           155,626,257 		     150,110,295
Loans, net of unearned income - Note 3 						                262,694,120 		     243,915,462
 Allowance for possible loan losses - Note 4            						(2,342,290) 		     (2,023,651)
     Net loans 						                                        260,351,830 		     241,891,811
Bank premises and equipment, at cost less allowance for
  depreciation and amortization - Note 5 				                  6,193,080 		       6,363,539
Other assets 						                                           11,887,492 	       11,188,893
    TOTAL ASSETS 		 			                                    $ 460,794,185 	    $ 432,596,706

LIABILITIES
    Deposits
      Noninterest-bearing 					                            $  61,845,878 	    $ 	54,302,635
      Interest-bearing (including certificates
        of deposit over $100,000: 1994 - $26,169,831;
        1993 - $25,104,901)                          						  343,306,545 	      334,632,442
          Total deposits 						                              405,152,423 	      388,935,077
    Federal funds purchased 						                             7,000,000 		          -
    Dividends payable 						                                     574,000 		         525,000
    Accounts payable and accrued liabilities 						            4,239,636		        3,729,056
      TOTAL LIABILITIES 						                               416,966,059 		     393,189,133

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
      outstanding - Note 1 						                             14,000,000 		       7,000,000
    Retained earnings - Note 6 						                         29,876,683 		      32,407,573
    Net unrealized loss on available-for-sale securities,
    net of tax 						                                            (48,557) 		         -
      TOTAL STOCKHOLDERS' EQUITY 						                       43,828,126		       39,407,573
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 					     $ 460,794,185 	    $ 432,596,706


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

       						                                                               Net Unrealized
				        		                                                              Gain (Loss) On
		                                           Common 		        Retained 		   Available-for-sale
  		                                         Stock 		         Earnings 		       Securities 		       Total

BALANCE AT JANUARY 1, 1992 	             $ 	7,000,000 	   $ 	24,604,901 	    $      	- 	            $ 	31,604,901
Net income for the year 		                      - 		          4,492,104 		           - 		               4,492,104
Cash dividends declared, $.64 per share 		      - 		           (896,000) 		          - 		                (896,000)
BALANCE AT DECEMBER 31, 1992 		             7,000,000 		     28,201,005 		           - 		              35,201,005
Net income for the year 		                      - 		          5,256,252 		           - 		               5,256,252
Cash dividends declared, $.73 per share 		      - 		         (1,022,000) 		          -              	  (1,022,000)
Net unrealized loss on mutual fund
 investment 		                                  - 		            (27,684) 		          -		                  (27,684)
BALANCE AT DECEMBER 31, 1993 		             7,000,000 		     32,407,573 		           -		               39,407,573
Cumulative effect of change in
 accounting principle (net of deferred
 income taxes of $171,405) - Note 1 		          - 		             27,684		          229,424 		             257,108
Two-for-one stock split - Note 1 		         7,000,000 		     (7,000,000) 		          -		                    -
Net income for the year 		                      - 		          5,561,426 		           - 		               5,561,426
Cash dividends declared, $.80 per share 		      - 		         (1,120,000) 		          -	                (1,120,000)
Net unrealized loss on available-for-
 sale securities, net of tax 		                 - 		              - 		            (277,981) 		           (277,981)
BALANCE AT DECEMBER 31, 1994 	           $	14,000,000 	    $	29,876,683 	       $ 	(48,557) 	       $  43,828,126

<F1>The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

	                                        	1994  		         1993  		           1992

INTEREST INCOME
 Interest and fees on loans 	         $	21,130,914 	    $	19,518,742 	    $ 19,791,548
 Interest on investment securities
   Taxable interest
     Available-for-sale 		               1,327,021 		          - 		               -
     Held-to-maturity 		                 5,858,148 		      6,925,404		       6,898,114
   Exempt from federal income tax 		     2,184,666 		      1,857,168		       1,825,869
   Dividends 		                            204,948 		         72,054 		        110,874
		                                       9,574,783 		      8,854,626 		      8,834,857
 Other interest income 		                  111,841 		        347,287 		        195,744
     TOTAL INTEREST INCOME 		            30,817,538 		    28,720,655 		     28,822,149

INTEREST EXPENSE
 Interest on deposits 		                 12,770,618 		    11,998,235 		     13,329,557
 Interest on other short term
  borrowings 		                              93,286 		        38,339		          47,449
     TOTAL INTEREST EXPENSE 		           12,863,904 		    12,036,574		      13,377,006
     NET INTEREST INCOME 		              17,953,634 		    16,684,081      		15,445,143
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4 		                                660,000 		       470,000		         840,000
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		       17,293,634		     16,214,081 		     14,605,143
NONINTEREST  INCOME
 Trust department income 		               1,249,359 		       863,952 		        753,239
 Service charges on deposits accounts 		  2,317,992		      2,206,026 		      2,123,096
 Other service charges, commissions,
  and fees 		                               336,758		        509,009 		        401,618
 Other operating income 		                  319,466 		       315,108 		        191,363
 Investment securities gains (losses) 		   (243,690) 		       23,896		          28,434
     TOTAL NONINTEREST INCOME 		          3,979,885 		     3,917,991		       3,497,750
NONINTEREST  EXPENSES
 Salaries and employee benefits 		        6,247,706 		     5,686,965		       5,283,086
 Net occupancy expense 		                 1,190,678 		     1,070,971 		        984,650
 Furniture and equipment expense 		       1,069,856 		       889,848		         801,453
 Loss on other real estate 		                 4,000 		       103,122 		        312,064
 Other operating expenses 		              4,996,107 		     4,903,949		       4,460,696
     TOTAL NONINTEREST EXPENSES 		       13,508,347		     12,654,855 		     11,841,949
       INCOME BEFORE PROVISION FOR
        INCOME TAXES 		                   7,765,172 		     7,477,217		       6,260,944
PROVISION FOR INCOME TAXES - Note 8 	     2,203,746 	 	    2,220,965		       1,768,840
        NET INCOME  	                  $  5,561,426 	   $  5,256,252 	    $ 	4,492,104

EARNINGS PER COMMON SHARE - Note 1
      (1,400,000 outstanding shares) 	 $ 	     3.97 	   $ 	     3.75 	    $ 	     3.21

<F2>The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

                                   		         1994             1993  		         1992

OPERATING ACTIVITIES

 Net income   	                           $ 	5,561,426 	   $ 	5,256,252 	   $ 	4,492,104
 Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Excess (deficiency) of provision
   for possible loan losses over net
   charge offs 		                              318,639 		      (230,083)		       336,876
  Provision for depreciation and
   amortization of premises and equipment 		   589,045 		       591,486 		       544,896
  Amortization of deposit base intangibles 		  168,020		        168,020 		       157,180
  Amortization of investment security
   premiums, net of accretion of discounts 		  678,968 		       747,224		        530,561
  Donation of premises to municipalities 		       - 		             -		           106,569
  Increase in cash surrender value of
   life insurance contracts 		                 (75,287) 		     (103,175) 		        -
  Deferred income taxes 		                    (163,907) 		       24,080 		      (152,979)
  (Increase) decrease in
    Interest receivable 	                     (992,872) 		      364,303 		      (207,525)
    Other assets 		                            344,572 		    (1,171,225) 		     (317,383)
  Increase (decrease) in
    Interest payable 		                        222,605 		      (206,742) 		     (773,927)
    Other liabilities 		                       287,975 		        38,024 		       315,094
      TOTAL ADJUSTMENTS 		                   1,377,758 		       221,912 		       539,362
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          		6,939,184 		     5,478,164 		     5,031,466
INVESTING ACTIVITIES
 Proceeds from maturities, calls, and
  sales of available-for-sale securities 		 25,152,051 		         - 		             -
 Proceeds from maturities and calls of
  held-to-maturity securities 		             5,092,000 		    30,497,983  		   17,446,753
 Purchases of investment securities
      Available-for-sale 		                (16,942,994) 	         -   		           -
      Held-to-maturity 		                  (19,495,987)		   (39,789,407) 		  (61,797,126)
 Acquisition of loans - Note 11 		               - 		              - 		      (13,715,703)
 Net increase in loans 		                  (18,778,658) 		  (18,710,584) 		  (20,378,124)
 Purchases of premises and equipment 		       (418,586) 	      (222,279)		    (1,758,009)
 Purchases of deposit base intangibles 		        - 		              - 		         (937,852)
 Proceeds from redemption of annuities
  and life insurance contracts 		                - 		           229,275  		        -
 Purchase of single premium life insurance
  contracts 		                                   -		           (730,000) 	 	  (1,399,816)
    NET CASH USED BY INVESTING ACTIVITIES  (25,392,174) 		  (28,725,012)  		 (82,539,877)
FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
  interest-bearing deposits 		              16,217,348       18,384,169 		    38,191,426
 Assumption of deposit liabilities
   - Note 11 		                                  - 		             -		         44,487,470
 Net increase (decrease) in short
  term borrowings 		                         7,000,000		        (77,537) 		      (50,233)
 Cash dividends 		                          (1,071,000) 	      (966,000)  	     (840,000)
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES		                           22,146,348 		    17,340,632  		   81,788,663
 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         		3,693,358       (5,906,216)  		   4,280,252
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR 		                       23,042,168		     28,948,384  		   24,668,132
CASH AND CASH EQUIVALENTS AT
 END OF YEAR	                             $ 26,735,526 	   $	23,042,168 	   $	28,948,384

<F3>The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

		First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. On
April 13, 1982, the Board of Directors of the Corporation adopted a resolution to execute and deliver to the Board of Governors of the Federal Reserve System an application pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for prior approval by the Board of action to be taken by the Corporation which would result in its becoming a bank holding company.



		As of December 31, 1994, the only subsidiary of the corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank serves Saturn Distribution Corporation at its fifteenth location in the Northfield Complex at the Saturn location near Spring Hill.



		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks and three (3) savings and loan associations located in the marketing area.



Accounting Policies



		The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry.
The significant policies are summarized as follows.



Principles of Consolidation



		The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.



Cash and Due From Banks



		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1994, amounted to approximately $9,579,000.



Cash Equivalents



		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Securities



		Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the adoption was an increase in stockholders' equity of $257,108 (net of $171,405 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale that were previously classified as held-to-maturity. SFAS 115 establishes standards of accounting and reporting for investments in equity securities that have readily determinable fair values and all debt securities. Under the Statement, all such investments are classified in three categories and accounted for as follows:



		Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.



		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.



		Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.



		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.



Recognition of Interest Income



		Interest on loans is computed daily based on the principal amount outstanding. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method.



Other Real Estate



		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. The Bank's recorded value for other real estate was approximately $544,540 at December 31, 1994, and $594,693 at
December 31, 1993. Other real estate owned by the Bank as of December 31, 1994, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury
County, Tennessee on US 31 Highway. The properties are not depreciated.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Allowance for Possible Loan Losses



		The allowance for possible loan losses is established by charges to operations based on the evaluation of the assets by Loan Review and the Special Assets Committee, economic conditions, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Effective January 1, 1995, the Corporation and the
Bank will adopt Statement of Financial Accounting Standards No.
114 (as amended by No. 118), "Accounting by Creditors for
Impairment of a Loan." The Bank established the position of Credit Administrator to coordinate the results of Loan Review and Special Assets Committee action for purposes of monitoring and managing loan impairment and maintenance of the allowance at required levels.



Premises and Equipment



		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows:
buildings - 15 to 50 years; equipment - 3 to 33 years.
Leasehold improvements are amortized over the lesser of the lease terms or the estimated lives of the improvements. Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.



Trust Department Income



		Trust department income is recognized on the accrual basis in the applicable period earned.



Stock Split



		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributable May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.



Income Taxes



		The companies file a consolidated federal income tax return. They adopted Statement of Financial Accounting Standards No. 109
(SFAS 109), "Accounting For Income Taxes", effective January 1,
1993. SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Income Taxes (Continued)



		Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect, as of January 1, 1993, of this change in the method of accounting for income taxes was negligible.



Intangible Assets



	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1994 - $168,020;  1993 - $168,020;  and  1992 - $157,180.



Fair Value of Financial Instruments



		Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Bank, as for most financial institutions, almost all of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Bank's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an unforced, unforeclosed transaction. Therefore, significant estimations and present value calculations were used by the Bank for the purposes of this disclosure.



Estimated fair values have been determined by the Bank using the best available data, as generally provided in the Bank's regulatory reports to the Comptroller of the Currency. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in these notes. The Bank's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. Management is concerned that reasonable comparability between financial institutions may be distorted due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES



		The following tables reflect the amortized value and fair value of investment securities.

				                                                  Gross Unrealized
		                                 Amortized 						        Fair
                                   		Value 	       	Gain         		Loss 	      	Value

December 31, 1994

Available-for-sale securities
  U.S. Treasury   	              $ 	7,094,657 	   $ 	    - 	     $     45,657 	 $ 	7,049,000
  U.S. Government Agencies 		       5,551,499 		         - 		          35,273 		   5,516,226

                                	$	12,646,156 	   $      - 	     $  	  80,930 	 $	12,565,226

Held-to-maturity securities

  U.S. Treasury 	                $	71,997,419    	$      - 	     $ 	1,795,719 	 $ 70,201,700
  U.S. Government Agencies 		      28,527,740 		         -	          	984,990 		  27,542,750
  States and Political
  Subdivisions 		                  39,786,156 		         -		        1,310,396 		  38,475,760
  Other Securities 		               2,749,716 	          - 		          77,595		    2,672,121

                                	$143,061,031    	$ 	    - 	     $ 	4,168,700 	 $138,892,331

December 31, 1993

 U.S. Treasury 	                 $	78,320,499	    $ 	2,452,500 	 $      -	      $	80,772,999
 U.S. Government Agencies 		       25,745,517 	        835,623 	        - 		      26,581,140
 States and Political
  Subdivisions 		                  35,622,983 		     1,915,102          - 		      37,538,085
 Other Securities 		               10,421,296 	         22,977          -   		    10,444,273

          	                      $150,110,295 	   $ 	5,226,202 	 $      - 	     $155,336,497

		Securities carried at $81,583,779 and $65,067,259 at December 31, 1994 and 1993, respectively (fair value: 1994 - $80,148,047;
1993 - $68,257,884), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.
The fair values of all securities at December 31, 1994, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.

 	                                       	1994  		      1993  		    1992

       Pre-tax gains (losses) 	     $  	(243,690) 	 $  	23,896 	 $ 	28,434
       Tax effect 		                      82,855 		     (8,125)   		(9,668)
       After-tax gains (losses)   	 $  	(160,835) 	 $  	15,771 	 $ 	18,766

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the call or sale of available-for-sale securities were $25,152,051 and from the call of held-to-maturity securities were $5,092,000 during 1994. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions 1994. Gross gains of $23,896 and gross losses of $
- - -0- were realized on the dispositions in 1993. Gross gains of $28,434 and gross losses of $ -0- were realized on the dispositions in 1992. At December 31, 1994, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.



	 	The following table shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1994, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	                                 	   Amortized 	 	     Fair 	 	     Yield
                                      		Cost 	 	        Value 	 	  (Unaudited)

Available-for-sale securities

U.S. Treasury
   Within one year 	                $ 	3,005,504 	   $ 	3,010,200 		   6.21%
   After one but within five years 		  4,089,154 		     4,038,800		    6.88%

U.S. Government agencies
   Within one year 		                  1,000,807 		     1,004,700 		   8.41%
   After one but within five years 		  3,996,913 		     3,975,712		    6.12%
   After ten years 		                    553,778 		       535,814 		   5.61%

                                  	 $	12,646,156 	   $ 12,565,226

Held-to-maturity securities

U.S. Treasury
   Within one year 	                $	10,042,337 	   $	10,023,700 		   6.26%
   After one but within five years 		 61,955,082 		    60,178,000    		5.91%

U.S. Government agencies
   Within one year 		                  2,003,196 		     1,992,500 		   6.65%
   After one but within five years 		 25,524,544 		    24,603,650		    6.14%
   After five but within ten years 		  1,000,000 		       946,600 		   4.75%

States and political subdivisions
   Within one year 		                  2,841,375 		     2,888,179 		  11.21%
   After one but within five years 		 11,821,479 		    12,026,880		    9.32%
   After five but within ten years 		 22,810,062 		    21,371,598		    7.66%
   After ten years 		                  2,313,240 		     2,189,103 		   8.23%

Other securities
   After one but within five years 		    325,878 		       319,951 		   7.97%

Equity securities 		                   2,423,838 		     2,352,170 		   8.06%

 	                                  $143,061,031 	   $138,892,331

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - LOANS



		A summary of loans outstanding by category follows.

		                                                    1994             		1993
Loans secured by real estate
   Construction and land development             $  8,036,802           8,286,041
   Farmland 		                                      7,942,187 		        6,628,903
   Lines of credit 		                                 240,976 		          547,246
   1-4 family residential property - first lien 		100,548,761        		91,383,671
   1-4 family residential property - junior lien 		 7,219,546          	8,161,278
   Multifamily residential property 		              4,775,515 		        4,998,967
   Non farm, non residential property 		           41,734,848 		       45,224,304

      Subtotal 		                                 170,498,635 		      165,230,410

Commercial and  industrial loans
   Commercial  and  industrial 		                  44,870,150 		       34,369,089
   Taxable commercial loans 		                        300,000 		            -
   All other loans 		                                 187,405 		        1,649,884

      Subtotal 		                                  45,357,555 		       36,018,973

Tax exempt commercial loans 		                        748,116 		          407,895

Loans to individuals
   Agricultural production 		                       3,823,296 		        4,053,253
   Lines of credit 		                                 103,249 		           91,294
   Individuals for personal expenditures 		        42,341,597        		38,358,452
   Purchase or carry securities 		                        655 		           59,560

      Subtotal 		                                  46,268,797 		       42,562,559

Lease financing 		                                      1,408               9,716

                                                		262,874,511 		      244,229,553
Less:
   Net unamortized loan origination fees 		          (176,606) 		        (307,507)
   Unearned interest income 		                         (3,785) 		          (6,584)
   Allowance for possible loan losses 		            (2,342,290)		      (2,023,651)

	                                                 $260,351,830 	     $241,891,811


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1994, follows.

                                     		 	 	(In Thousands of Dollars)

                                          		 Within    		   One to 		      After
                                          		One Year 		   Five Years 	   Five Years 		   Total

Fixed rate loans                           $ 	54,004 	   $ 	37,917 	    $ 	31,866 	    $	123,787
Variable rate loans 		                       136,734 		      2,354 		         - 		       139,088

	                                          $	190,738 	   $ 	40,271 	    $ 	31,866 	    $	262,875


	Non-performing loans are those which are accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 and $2,133,000 at December 31, 1994 and
1993, respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS  (Continued)



		A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.
This rate was adjusted for credit loss and assumed prepayment risk. The estimated fair values and recorded book balances at December 31, 1994 were as follows.

                        		Estimated 		          Recorded
		                        Fair Value 		       Book Balance

Net Loans 	           $  268,870,000 	      $ 	260,351,830


		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1994 and 1993, follows.

                      		              Balance at
		                                     Beginning  			                      	Amount 	        Amount 	        Balance at
            		                          of Year 		        Additions 		     Collected 		   Written Off 	   	End of Year
            1994

Aggregate of certain party loans 	   $ 	6,563,577 	    $ 	5,081,776 	    $ 	5,151,082 	   $  	       0 	   $ 	6,494,271


            1993

Aggregate of certain party loans 	   $ 	3,925,500 	    $ 	7,868,338 	    $ 	5,230,261 	   $ 	        0 	   $ 	6,563,577


		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES



		Changes in the allowance for possible loan losses are as follows:

                                             		1994  		     1993  		       1992

Balance at beginning of year 	           $ 	2,023,651 	$ 	2,253,735 	 $ 	1,916,859
Provision charged to operating expenses 	    	660,000 		    470,000		      840,000
Loan losses:
     Loans charged off 		                    (422,831) 		  (847,535) 		   (618,417)
     Recoveries on loans previously
          charged off 		                       81,470 		    147,451 		     115,293

Balance at end of year 	                 $ 	2,342,290 	$ 	2,023,651 	 $ 	2,253,735

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - BANK PREMISES AND EQUIPMENT



		The components of premises and equipment are as follows:

                                                    		1994  		       1993

Land 	                                           $ 	1,204,288 	 $ 	1,204,288
Premises 		                                         6,629,567 		   6,626,487
Furniture and equipment 		                          3,816,320    		3,934,139
Leasehold improvements 	               	              474,770 		     458,696

                                                 		12,124,945 		  12,223,610

Less allowance for depreciation and amortization 		(5,931,865)		  (5,860,071)

                                               	 $ 	6,193,080 	 $ 	6,363,539


		Annual provisions for depreciation and amortization total $589,045 for 1994, $591,486 for 1993, and $544,896 for 1992.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $1,843,000 at December 31, 1994.





NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS



		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1994, additional dividends of approximately $12,220,000 could have been declared by the Bank to the Corporation without regulatory agency approval.





NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2001. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. During 1994 the Bank committed to a data processing and communication network technology upgrade. An operating lease in excess of $1,600,000 for the equipment involved in this upgrade was closed in December, 1994, and is included in the following table. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $409,764, $254,121, and $245,991 for equipment leases, and
$97,966, $82,030, and $72,350 for building leases, in 1994,
1993, and 1992, respectively. Future minimum lease commitments as of December 31, 1994, under all noncancelable operating leases with initial terms of one year or more follow.

                   	       1995        		 $   	463,061
	                          1996                461,426
                         	 1997  			           426,003
	                          1998  			           319,732

  Total future minimum lease payments 			 $ 	1,670,222

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES



		The provisions for income taxes consist of the following:

		                                         1994    		      1993          		1992

Current:
      Federal 	                             $ 	1,831,848 	  $ 	1,754,003 	  $ 	1,521,467
      State 		                                   503,433 		      442,882 		      400,352

          Total current 		                     2,335,281 		    2,196,885 		    1,921,819

Deferred:
      Federal 		                                (111,805) 		      20,468 		     (121,161)
      State 		                                   (19,730) 		       3,612 		      (31,818)

          Total deferred 		                     (131,535) 		      24,080 		     (152,979)

          Total provision for income taxes 	$ 	2,203,746 	  $ 	2,220,965 	  $ 	1,768,840





		The deferred tax effects of principal temporary differences are shown in the following table:

  				                                       1994         		1993
Allowance for possible loan losses 		 	$   682,877     	$  	555,421
Installment loan reporting 				               - 		            6,865
Write-down of other real estate 				       159,120 		       157,520
Deferred compensation 				                 156,227 		        76,781
Direct lease financing 				                 36,452 		        35,736
Unrealized loss on AFS securities 				      32,372 		        18,457
Deferred loan fees 				                     24,546 		        76,907

    Net deferred tax asset 			         $ 1,091,594 	    $  	927,687





		The timing differences in 1992 related principally to the provision for loan losses.



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1994, 1993, and 1992 amounted to $2,431,332, $2,564,887 and
$1,924,851, respectively.

       	                                          	1994  	       	1993  		        1992

Tax expense at statutory rate 	                $ 	2,640,158 	 $ 	2,542,254 	 $ 	2,128,721
Increase (decrease) in taxes resulting from:
    Tax-exempt interest 		                         (780,946) 		   (647,575) 		   (657,470)
    Nondeductible interest expense 		                75,019 		      58,457 		      65,313
    Other nondeductible expenses
         (nontaxable income) - net 		                (6,458) 		    (19,962) 		     21,201
    State income taxes, net of federal
         tax benefit 		                             319,244 		     292,263 		     243,232
    Dividend income exclusion 		                    (29,571)     		(15,646)     		(24,888)
    Other 		                                        (13,700) 		     11,174     		  (7,269)

Total provision for income taxes 	             $ 	2,203,746 	 $ 	2,220,965  	$ 	1,768,840

Effective tax rate 		                                28.4% 		       29.7% 		       28.3%


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)



		A net deferred tax asset was included in other assets in the accompanying consolidated balance sheet. The gross deferred tax asset was $1,091,594 at December 31, 1994 and $927,687 at
December 31, 1993. There was no deferred tax liability or valuation allowance in either year. The deferred tax asset results mainly from the difference in the book basis and tax basis of the allowance for loan losses.



NOTE 9 - COMMITMENTS



		The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.



		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1994, were $19,956,000 and $2,439,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.



		The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock.
The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer. It is management's opinion that there is not a concentration of credit risk in the portfolio.





NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION



		Interest paid on deposits and other borrowings during 1994, 1993, and 1992 amounted to $12,641,299, $12,243,317, and
$14,150,933, respectively.



NOTE 11 - ACQUISITIONS



		On September 25, 1991, the Bank entered into a purchase and assumption agreement with Sovran Bank/Tennessee to purchase certain assets and assume certain deposit liabilities of Sovran
Bank/Tennessee, Nashville, Tennessee, in Centerville, Hickman
County, Tennessee, and Chapel Hill, Marshall County, Tennessee.
The Office of the Comptroller of the Currency granted official authorization for this acquisition and it became effective
January 24, 1992.  Deposit liabilities totaling $42,543,252
(including $2,392,071 in Individual Retirement Accounts assumed prior to December 31, 1991) were assumed in the transaction in exchange for loans and other assets acquired totaling
$14,254,385, and cash for the balance.



		In March, 1992, the Bank entered into a purchase and assumption agreement with Cavalry Banking FSB to purchase certain assets and assume certain deposit liabilities of the Chapel Hill office of Cavalry Banking FSB. The Office of the
Comptroller of the Currency granted official authorization for this acquisition and it became effective October 31, 1992.
Deposit liabilities totaling $4,336,289 were assumed in the transaction in exchange for the office building acquired for $100,069 and cash for the balance.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)



		The following is a summary of the unaudited consolidated quarterly results of operations.

                                 		First     	    Second   	      Third    		     Fourth
     		                           Quarter 	    	  Quarter       	Quarter 	  	    Quarter     	   Total
      1994
Interest income 	             $ 	7,176,893 	  $ 	7,664,849  	 $ 	7,814,500  	$ 	8,161,296 	 $	30,817,538
Interest expense 		              2,986,012 		    3,148,310 		    3,272,217 		   3,457,365		   12,863,904

Net interest income 		           4,190,881 		    4,516,539 		    4,542,283		    4,703,931 		  17,953,634
Provision for possible
    loan losses 		                  60,000 		      255,000 		      225,000 		     120,000 		     660,000
Noninterest expenses, net of
    noninterest income 		        2,260,734 		    2,254,027 		    2,490,717		    2,522,984 		   9,528,462

Income before income taxes 		    1,870,147 		    2,007,512 		    1,826,566		    2,060,947 		   7,765,172
Income taxes 		                    528,638 		      566,493 		      508,942 		     599,673 		   2,203,746

Net income 	                  $ 	1,341,509 	  $ 	1,441,019 	  $ 	1,317,624 	 $ 	1,461,274 	 $ 	5,561,426

Earnings per common share
    (1,400,000 shares) 	      $ 	     0.96 	  $  	    1.03 	  $ 	     0.94 	 $ 	     1.04	  $ 	     3.97

 		                                First 		     Second        		Third        		Fourth
		                                Quarter 		    Quarter 		     Quarter 		     Quarter 		          Total
      1993
Interest income 	             $ 	7,228,627 	   $  	7,226,989 	 $ 	7,048,132 	$ 	7,216,907 	 $	28,720,655
Interest expense 		              2,962,100 		      3,018,782 		   3,043,913     3,011,779		   12,036,574

Net interest income 		           4,266,527 		      4,208,207 		   4,004,219		   4,205,128 		  16,684,081
Provision for possible loan
     loan losses 		                170,000 		        180,000 		      90,000 		     30,000 		     470,000
Noninterest expenses, net of
     noninterest income 		       2,187,860 		      2,134,759 		   2,064,417	  	 2,349,828 		   8,736,864

Income before income taxes 		    1,908,667 		      1,893,448 		   1,849,802		   1,825,300 		   7,477,217
Income taxes 		                    592,499 		        577,836 		     574,118 		    476,512 		   2,220,965

Net income 	                  $ 	1,316,168 	   $ 	1,315,612 	  $ 	1,275,684  $ 	1,348,788 	 $ 	5,256,252

Earnings per common share
     (1,400,000 shares) 	     $ 	     0.94 	   $  	    0.94 	  $ 	     0.91 	$ 	     0.96	  $ 	     3.75





NOTE 13 - EMPLOYEE BENEFIT PLANS



		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $602,010, $529,324, and $482,645, in 1994, 1993, and
1992, respectively, are included in salaries and employee benefits expense.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)



		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1994 - $580,088; 1993 - $558,024) used to fund the plan and the related liability (1994
- - - $400,606; 1993 - $326,681) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $22,448 in 1994 and $21,096 in 1993 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $98,925 in 1994 and $91,916 in 1993.



		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $126,262 for 1994 and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants.
Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $ 82,079 in 1994 and $82,079 in 1993 is also included in the cash surrender values of
 $1,750,119 and $1,696,895 at December 31, 1994 and 1993,
respectively.



		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.





NOTE 14 - DEPOSITS



		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table

                                                          (Unaudited)
                                                    Year Ended December 31
                                   						1994			              1993				               1992
                                             								(Dollars In Thousands)

Demand deposits 	                   $ 	55,557 		  - 	%   	$ 	48,697   		- 	% 	   $ 	42,908 		  - 	%
NOW and money market accounts     		  161,244 		3.25 			    147,246 	 3.16		       114,482 		3.74
Savings deposits 		                    35,036 		2.87 			     31,216 		2.76 			      27,649		 3.67
Time deposits of less than $100,000 		126,523 		4.27 			    128,021		 4.26 			     129,620 		5.15
Time deposits of $100,000 or more 		   26,053 		4.32 			     23,602		 4.33 			      28,469 		4.76

Total In Domestic Offices 	         $ 404,413 		3.66	% 	  $ 378,782  	3.17	% 	   $ 343,128 		3.89	%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - DEPOSITS (Continued)



		At December 31, time deposits of $100,000 or more had the following maturities.

                       				          1994		          1993	 	      1992
                                   						(Dollars In Thousands)

Under 3 months 	                   $ 	3,117 	      $ 	3,519 	   $ 	5,962
3 to 12 months 		                    18,250 		       17,081 		     8,857
Over 12 months 		                     4,803 		        4,505 		     8,766

                                	 $ 	26,170 	     $ 	25,105 	  $ 	23,585




		Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.
Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. The estimated fair values and recorded book balances at December 31, 1994, were as follows.

                                     		Estimated 	   	  Recorded
                                      	Fair Value 		  Book Balance

Deposits with stated maturities 	   $ 	149,305,000 	$ 	151,737,000
Deposits with no stated maturities   		253,415,000   		253,415,000
Federal funds purchased                		7,000,000     		7,000,000

NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No.107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".

	                                     	      		    Dollars In Thousands
                              	    	  December 31, 1994 		      		December 31, 1993
                              		   Amortized      		Fair  		    Amortized 		     Fair
     	                               	Value        	Value        		Value 	      	Value
Assets

     Securities held to maturity  	$ 	143,061 	   $ 	138,961 	   $ 	150,110 	  $ 	155,337
     Securities available for sale 		  12,646 		      12,565 		        - 		          -
     Loans, net 		                    260,352 		     268,870 		     241,892 		    243,793
     Federal funds sold 		               - 		           - 		            400 		        400
Liabilities
     Deposits 		                      405,152 		     402,720 		     388,935 		    387,841
     Federal funds purchased 		         7,000 		       7,000 		        - 		          -

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL  INFORMATION OF PARENT CORPORATION
(Continued)

                                               Condensed Balance Sheets
                                              December 31, 1994 and 1993
                                              (In Thousands of Dollars)
                                                       		1994            		1993
                Assets
Cash 	                                                 $   	65 	         $     2
Investment in bank subsidiary - at equity 	            	43,310 		         38,950
Investment in credit life insurance company - at cost 		    50 		             50
Investment in other securities 		                           25 		             43
Dividends receivable from bank subsidiary 		               574 		            525
Cash surrender value - life insurance 		                   453 	            	439

            Total assets 	                             $44,477 	         $40,009

Liabilities and Stockholders' Equity

Liabilities
    Payable to directors	                              $    75 	         $	   49
    Dividends payable 		                                   574  		           525

            Total liabilities 	                           	649 		            574

Stockholders' equity
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
        outstanding 		                                  14,000 		          7,000
    Retained earnings     		                            29,877 		         32,435
    Net unrealized loss on available-for-sale
         securities, net of tax 		(49) 		-                 (49)              -

          Total stockholders' equity 		                 43,828 		         39,435

          Total liabilities and stockholders' equity 	 $44,477 	         $40,009

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                                  Condensed Statements of Income
                              Years Ended December 31, 1994 and 1993
                                      (In Thousands of Dollars)
                                                      		1994       		1993
Operating income
    Dividends from bank subsidiary 	                 $ 	1,120 	   $ 	1,072
    Other dividend income 		                               61 		         9
    Interest income                                         1            1
    Other 		                                               30 		        26

Operating expenses 		                                      60 		        54

        Income before equity in undistributed net
           income of bank subsidiary 		                 1,152 		     1,054

Equity in undistributed net income of bank subsidiary 		4,409		      4,202

            Net Income 	                             $ 	5,561 	   $ 	5,256

                                  Condensed Statements of Cash Flows
                              Years Ended December 31, 1994 and 1993
                                       (In Thousands of Dollars)
                                                            		1994        	1993
Operating activities
    Net income for the year 	                              $ 	5,561 	     $ 	5,256
    Adjustments to reconcile net income to net cash
           provided by operating activities
      Equity in undistributed net income of bank subsidiary		(4,409) 	     	(4,202)
        Increase in other assets 		                             (62) 		        (76)
        Increase in payables 		                                  26 		           1
             Total adjustments 		                            (4,445) 		     (4,277)

             Net cash provided by operating activities 		     1,116		          979

Net cash provided by (used in) investing activities
    Proceeds from sale or calls of investment securities 		      18		           42
    Purchase of single premium life insurance contracts 		       -		           (75)

      Net cash provided by (used in) investing activities      		18 		         (33)

Net cash used in financing activities
    Cash dividends paid 		                                   (1,071) 		       (966)

              Increase (Decrease) in cash 		                     63 		         (20)

Cash at beginning of year 		                                      2 		          22

Cash at end of year 	                                      $    	65 	    $ 	     2


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential

                               							                                   YEAR ENDED DECEMBER 31,
   						                                                                 (Dollars in Thousands)
                             	 	 	 	                                              1994
                                                                		Average 		      Rate /
                      		                                          Balance 		      Yield 			   Interest

ASSETS
   Interest earning assets
        Loans, net 	                                              $ 	247,791 		   8.54 	% 	   $ 	21,156 	*
        Available-for-sale securities (AFS) 		                        15,931 		   8.33			         1,327
        Held-to-maturity securities (HTM) 		                         101,654 		   5.76			         5,858
        U.S. Treasury and Government agency securities
        States and political subdivisions' securities (1994 HTM)		    38,545 		   8.49 			        3,274 	*
        Other securities (Equity securities in 1994) 		                2,375		   13.15 			          312 	*
        Federal funds sold 		                                          2,998 		   3.73 			          112
           TOTAL EARNING ASSETS 		                                   409,294 		   7.83 		     $ 	32,039
    Noninterest earning assets
        Cash and due from banks 		                                    25,945
        Bank premises and equipment 		                                 6,350
        Other assets 		                                               10,364
           TOTAL ASSETS 	                                         $ 	451,953

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  	                          $ 	161,244 		   3.25 	% 	   $ 	 5,239
        Savings 		                                                    35,036 		   2.87 			        1,006
        Time  		                                                     126,523 		   4.27 			        5,400
        Time over $100,000                                            26,053 		   4.32 			        1,126
           TOTAL INTEREST BEARING LIABILITIES 		                     348,856 		   3.66			        12,771
        Federal funds purchased and repurchase agreements		            1,462 		   4.86 			           71
        Other short-term debt 		                                         568 		   3.92 			           22
           TOTAL INTEREST BEARING LIABILITIES 		                     350,886 		   3.67		      $ 	12,864
    Noninterest bearing liabilities
        Demand deposits 		                                            55,557
        Other liabilities 		                                           3,690
           TOTAL LIABILITIES 		                                      410,133
    Stockholders' equity 		                                           41,820
           TOTAL LIABILITIES AND
                 STOCKHOLDER'S EQUITY 	                           $ 	451,953

  Spread between combined rates earned and
    combined rates paid* 				                                                     4.16 	 %

  Net yield on interest-earning assets* 				                                      4.68 	 %

<F4>*Taxable equivalent basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                        							                                 YEAR ENDED DECEMBER 31,
                                                                             (DOLLARS IN THOUSANDS)


                                                                                  1993
                                                                  Average 		      Rate/
	                                                                	Balance    		   Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 										                                     $ 	233,608 		    8.37 	% 	  $  19,543	*
        U.S. Treasury and Government agency securities											    106,201 		    6.50  			      6,904
        States and political subdivisions' securities											      29,634 		    8.62 			       2,553 *
        Other securities 											                                   6,164 		    5.34 			         329	*
        Federal funds sold 											                                 4,665 		    2.92 			         136
           TOTAL EARNING ASSETS 											                          380,272 		    7.75 		    $	 29,465
    Non-interest earning assets
        Cash and due from banks 											                           23,406
        Bank premises and equipment 											                        6,764
        Other assets 											                                      10,318
           TOTAL ASSETS 										                                $ 	420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  										                 $ 	147,246		     3.16 	% 	  $ 	 4,653
        Savings 											                                           31,216 		    2.76 			         861
        Time  											                                            128,021 		    4.26 			       5,459
        Time over $100,000 											                                23,602 		    4.34 			       1,025
           TOTAL INTEREST BEARING LIABILITIES 											            330,085		     3.63 			      11,998
        Federal funds purchased and repurchase agreements											     254 		    3.06 			           8
        Other short-term debt 											                                728 		    4.21 			          31
           TOTAL INTEREST BEARING LIABILITIES 											            331,067		     3.64 		    $ 	12,037
    Non-interest bearing liabilities
        Demand deposits 											                                   48,697
        Other liabilities 											                                  3,542
           TOTAL LIABILITIES 											                             383,306
    Stockholders' equity 											                                  37,454
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 										  $ 	420,760

  Spread between combined rates earned and 													                           4.11 	 %
    combined rates paid*

  Net yield on interest-earning assets* 													                              4.58 	 %

<F5>  * Taxable equivalent basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                                                          YEAR ENDED DECEMBER 31,
                                                                          (DOLLARS IN THOUSANDS)
                                                                                   1992
                                                                  Average         Rate/
                                                                  Balance         Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 	                                              $ 	215,158 		   9.22 	% 	   $	19,847	*
        U.S. Treasury and Government agency securities 		             97,196 	    7.02			        6,823
        States and political subdivisions' securities 			             26,557 		   9.32   			     2,475	*
        Other securities 			                                           3,155 		   8.46 			         267	*
        Federal funds sold 			                                         4,638 		   3.27 			         152
           TOTAL EARNING ASSETS                                      346,704      8.53        $ 29,564
    Non-interest earning assets
        Cash and due from banks 		                                    19,950
        Bank premises and equipment 							                            6,716
        Other assets 					                                             8,009
           TOTAL ASSETS 	 						                                  $ 	381,379

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  		                        $ 	114,483 		    3.74	% 	    $ 	4,283
        Savings 		 				                                              27,648 		    3.67 			       1,016
        Time  						                                                129,620 		    5.15 			       6,677
        Time over $100,000 			                                       28,469 		    4.76 			       1,354
           TOTAL INTEREST BEARING LIABILITIES 			                   300,220 		    4.44			       13,330
        Federal funds purchased and repurchase agreements 				          379 		    3.69 			          14
        Other short-term debt 	 				                                    804 		    4.10 			          33
           TOTAL INTEREST BEARING LIABILITIES 					                 301,403 		    4.44		      $	13,377
    Non-interest bearing liabilities
        Demand deposits 											                                  42,908
        Other liabilities 								                                   	3,654
           TOTAL LIABILITIES 										                             347,965
    Stockholders' equity 										                                  33,414
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	 			      $ 	381,379

  Spread between combined rates earned and 												                           4.09 %
    combined rates paid*

  Net yield on interest-earning assets* 										                                4.67 %

<F6>
  * Taxable equivalent basis.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)



	The following tables indicating the increase or decrease in net interest income components that are due to column and rate changes were shown on facing pages to facilitate comparison in the materials sent to our stockholders.


(Dollars in Thousands)
												                                                                                        *
				                                                 (A) 		           * 						      TOTAL         TOTAL
		                                     * 		        TAXABLE 		     NONTAXABLE 		    FEDERAL 				 INTEREST
		                                    NET 		     INVESTMENT 		    INVESTMENT 		     FUNDS 				   EARNING
                                		   LOANS 	     SECURITIES 		    SECURITIES 		     SOLD 	       ASSETS

1994 compared to 1993:
  Increase (decrease) due to:
      Volume 	                       $ 	1,186 	  $  	537 	        $  	768 	         $ 	(49) 	    $ 	 2,442
      Rate 		                             427 		    (273) 		          (47) 		           25 		          132

        NET INCREASE
          (DECREASE) 	               $ 	1,613 	  $  	264 	        $ 	 721 	         $ 	(24) 	    $ 	 2,574

1993 compared to 1992:
  Increase (decrease) due to:
      Volume 	                       $ 	1,702 	  $ 	 887 	        $ 	 287 	         $ 	  1 	     $ 	 2,877
      Rate 		                          (2,006) 		   (744) 		         (209) 		          (17) 		      (2,976)

        NET INCREASE
          (DECREASE) 	               $ 	 (304) 	 $ 	 143 	        $ 	  78 	         $ 	(16) 	    $ 	   (99)

<F7>
     * Taxable equivalent basis
<F8>
(A) Available-for-sale and held-to-maturity securities were compared in total taxable investment securities in 1993 for purposes of this schedule.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)

(Dollars in Thousands)
                             NOW AND 							                            			                                TOTAL 		     *
                              MONEY 			 	                                TIME 	  	  FEDERAL 		   SHORT    INTEREST- 		  NET
                             MARKET 		     SAVINGS 	      	TIME 		       OVER 		     FUNDS 		    TERM 		   BEARING	  INTEREST
                            ACCOUNTS 		    DEPOSITS 		   DEPOSITS 		   $100,000 	  PURCHASED 	   DEBT		     FUNDS 	  EARNINGS

1994 compared to 1993:
  Increase (decrease)
   due to:
      Volume             $   	442       $  	105 	     $  	  (64)    $ 	 107 	    $   	37 	   $ 	 (7) 	  $    620 	  $ 	1,822
      Rate 	                  144 	          40 		            5 		       (5) 		       26 		      (2) 		      208 		      (76)

        NET INCREASE
          (DECREASE)     $   	586 	     $ 	 145       $    	(59)    $ 	 102 	    $ 	  63 	   $	  (9) 	  $ 	  828 	  $ 	1,746

1993 compared to 1992:
  Increase (decrease)
   due to:
      Volume 	           $ 	1,226 	     $  	131 	      $   	(82)    $ 	(231) 	   $ 	  (5)    $   (3) 	  $ 	1,036 	  $ 	1,841
      Rate 		                (855) 		      (286) 		      (1,136) 		     (98)          (1) 		     (0) 	    (2,376) 		    (600)

       NET INCREASE
          (DECREASE)     $ 	  371 	     $ 	(155) 	     $	(1,218) 	  $ 	(329) 	   $  	 (6)    $ 	 (3) 	  $	(1,340) 	 $ 	1,241


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



GENERAL



	First Farmers and Merchants Corporation, a one-bank holding company, was formed during 1982. Its only subsidiary, First
Farmers and Merchants National Bank, is a community bank that was established in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.



	First Farmers and Merchants National Bank expanded its service area in January, 1992, through the acquisition of two offices of Sovran Bank/Tennessee in adjacent counties. During 1994, the Bank strengthened its presence in those four counties in middle Tennessee that it serves. Both deposits and loans in each of the four counties either maintained the same levels or increased. To more efficiently provide these expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion involving data processing and communication links between its fourteen offices.
The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are already enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; and extended banking hours.
A check card is being introduced in the first quarter of 1995.



    	The first of the preceding tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1994, 1993, and 1992.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.



   	The preceding tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1994, 1993, and 1992; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION



   	First Farmers and Merchants National Bank's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.



   	The bank's average deposits grew during the last three years reflecting a 6.8% growth from 1993 to 1994, a 10.4% growth from 1992 to 1993, and a 27.8% growth from 1991 to 1992. The acquisitions in 1992 accounted for almost 13.0% of the growth during 1992.  Average transaction and limited transaction
accounts have shown the most growth during the last three years.
The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts increased 9.5 % in 1994 compared to a 28.6% increase in 1993 and a 68.6 % increase in 1992. Average savings deposits increased 12.2% in 1994 compared to a 12.9% increase in 1993 and a 39.3% decrease in 1992. Average certificates of deposit increased .6% in 1994 compared to a 4.1% decrease in 1993 and a 9.2% increase in 1992. The increasing interest rate environment caused many customers to use interest bearing transaction and limited transaction accounts as holding vehicles while they watched rate movements trying to determine the best time to lock in a rate on a longer term product.



   	Average earning assets increased 7.6% in 1994 compared to an
9.7% increase in 1993 and a 24.6% increase in 1992.   As a
financial institution, the Bank's primary investment is loans.
At December 31, 1994, average net loans represented 60.5% of average earning assets. Total average net loans increased during the last three years showing a 6.1% growth from 1993 to 1994, an 8.6% growth from 1992 to 1993, and a 17.9% growth from 1991 to 1992. The loans acquired in the acquisitions previously mentioned accounted for 3.6% of the growth in 1992. Average investments represented 38.7% of average earning assets at December 31, 1994, and increased 11.6% in 1994, increased 11.9% in 1993, and increased 39.8% in 1992. The majority of the excess funds resulting from the acquisition of more deposits than loans was invested in securities due to the absence of increased loan demand in the new market areas in 1992. Average total assets increased during the last three years as evidenced by a 7.4% growth from 1993 to 1994, a 10.3% growth from 1992 to 1993, and a 25.5% growth from 1991 to 1992. Please refer to the color graphs on page 43 that illustrate this growth.





LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT



     	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest-beating liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The accompanying table shows the Bank's rate sensitive position at December 31, 1994, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).



     	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given different rate scenarios is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1994, 1993, and 1992 was 4.68%, 4.58%, and 4.67% respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE-Rate Sensitivity of Earning Assets and Interest-bearing
Liabilities

(Dollars in Thousands)
                             		              3 Months 		     3-6 		      6-12 		     Over 1
As of December 31, 1994 		                    or Less 		    Months 		    Months 	    Year		      Total
Earning assets
   Loans and leases, net of unearned 	      $  	70,096 	    $ 	44,499 	 $ 	78,247 	  $ 	69,852 	 $	262,694
    Taxable investment securities 		             4,544 		       7,000 		    5,000		     97,002 		  113,546
    Tax-exempt investment securities 		          1,155 		         600 		    1,085		     39,240 		   42,080
        Total earning assets 		                 75,795 		      52,099 		   84,332 		   206,094 	 $	418,320

Interest-bearing liabilities
    NOW and money market accounts 		            43,237 						                          113,250 	 $	156,487
    Savings 								                                                                    35,082 		   35,082
    Time 		                                     21,658 		      26,881 		   51,211 		    25,818 		  125,568
    Time over $100,000 		                        3,767 		       6,610 		   11,640 		     4,153 		   26,170
    Other short-term debt 		                     7,600 		 		         		 		                           7,600
         Total interest-bearing liabilities 		  76,262 		      33,491 		   62,851		    178,303 	 $ 350,907

Noninterest-bearing, net 								                                                      (67,413)

Net asset/liability funding gap 		                (467) 		     18,608 		   21,481		    (39,622)
Cumulative net asset/liability funding gap 	 $   	(467) 	   $ 	18,141	  $ 	39,622 	  $ 	     0

<F9>
Available-for-sale and held-to-maturity securities sere combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS



	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1994, the Corporation had a ratio of average capital to average assets of 9.25%. This compares to a ratio of average capital to average assets of 8.9% at December
31, 1993, and 8.8% at December 31, 1992.



	Cash dividends paid in 1994 were 9.6% more than those paid in 1993. The dividend to net income ratio was 20%. Additional dividends of approximately $12.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1992. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries) and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk- based total capital ratio of 10%, and a core capital to average total assets of 5%.



	As of December 31, 1994, the Bank's core and total risk-based ratios were 16.2% and 17.1% respectively. One year earlier, the comparable ratios were 15.6% and 16.4%, respectively. At year end 1994, the Bank had a ratio of average core equity to total average assets of 9%, up slightly from 8.6% at year end 1993.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Interest Income

   	Total interest income increased 7.3% in 1994 compared to a .4% decrease in 1993 and an increase of 6.6% in 1992. Interest and fees earned on loans increased 8.3% in 1994 compared to a 1.4% decrease in 1993 and a 1.1% increase in 1992. Interest earned on investment securities and other investments increased 5.3% in 1994 compared to a 1.9% increase in 1993 and a 22.7% increase in 1992.



Interest Expense

   	Total interest expense increased 6.9% in 1994 compared to a 10.0% decrease in 1993 and a 6.3% decrease in 1992. The net interest margin (tax equivalent net interest income divided by average earning assets) has remained near 4.6% these last three years as indicated in the LIQUIDITY AND INTEREST RATE
SENSITIVITY MANAGEMENT section above.



    	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.





Non-interest Income and Expense



     	Non-interest income increased 4.2% during 1994 versus a 12.0% increase in 1993 and a 14.0% increase in 1992. Income earned by the Trust Department increased 45% during 1994. Charges for deposit services showed a 5% increase in 1994. The strategy to meet market demand for mortgage loans, while not keeping all of such loans in the bank's portfolio to protect asset flexibility, resulted in an increase in fee income from the sale of mortgages in the secondary market. Sales were at the strongest point during the first quarter of 1994. This also contributed to the increase in non-interest income in 1994. Also during the year, the Bank realized a $244 thousand dollar loss on the sale of a bond mutual fund investment.



    	Non-interest expenses, excluding the provision for possible loan losses, increased 7.6% in 1994 compared to a 9.3% increase in 1993 and a 18.7% increase in 1992. Increased productivity and cost control efforts contributed to this improvement.
Included in this category is Federal Deposit Insurance
Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL AND DIVIDENDS section above for more information concerning the bank's capitalization.





Provision for Possible Loan Losses



    	The provision for loan losses, representing amounts charged against operating income, increased 40.4% in 1994 compared to a 44.1% decrease in 1993 and a 7.7% increase in 1992. Management regularly monitors the allowance for possible losses and considers it to be adequate. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (1) national and local economic conditions, (2) past experience, and (3) Loan Review and Special Assets Committee review. The tables on the next page summarize average loan balances and reconciliations of the allowance for loan losses for each year. Additions to the allowances, which have been charged to operating expenses, are also disclosed.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Provision for Possible Loan Losses (Continued)



    	The next tables present any risk elements in the loan portfolio and include all loans management considers to be potential problem loans. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

                      							                             	December 31,
(DOLLARS IN THOUSANDS) 		                      1994  	 	    1993  	 	   1992  	 	    1991  		     1990

Average amount of loans outstanding       	 $ 	247,791 	  $ 	233,608 	  $ 	215,158 	 $ 	182,561 	 $ 	172,749

Balance of allowance for loan
     losses at beginning of year       	    $ 	  2,024 	  $ 	  2,254    $   	1,917 	 $ 	  1,818 	 $ 	  1,709
 Loans charged-off:
        Loans secured by real estate       		      135 		        396 		        245 		       329 		       -
        Commercial and industrial loans 		          42 		        222 		        124 		       192	         485
        Individuals 		                             246 		        230 		        249 		       249 		        99
             TOTAL LOANS CHARGED OFF 		            423 		        848 		        618 		       770 		       584
Recoveries of loans previously charged off:
        Loans secured by real estate 		              9 		         56 		          3 		       - 		         -
        Commercial and industrial loans 		          36 		         52 		         80 		        56 		        54
        Individuals 		                              36 		         40 		         32 		        33 		         9
             TOTAL RECOVERIES 		                    81 		        148 		        115 		        89 		        63
                NET LOANS CHARGED-OFF 		           342 		        700 		        503		        681 		       521
  Provision charged to operating expenses 		       660 		        470 		        840  		      780 		       630
             BALANCE OF ALLOWANCE FOR
                LOAN LOSSES AT END OF YEAR 		    2,342 		       2,024		      2,254 		     1,917 		     1,818
Ratio of net charge-offs during the
   period to average loans outstanding 		         0.14% 		       0.30% 		     0.23%  		    0.37% 		     0.30%




    	At December 31, 1994, non-accrual loans totaled $2.6 million or 1% of loans. Commercial loans comprised $.349 million of the total, with loans secured by real estate accounting for $1.5
million  and installment loans $.771 million.   All loans that
are ninety days past due are placed in non-accrual status. The gross interest income that would have been recorded in the period then ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $193, $189, and $155 for the years ended December 31, 1994, 1993, and 1992 respectively. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
     		                                       1994  		        1993  		        1992  		        1991  		         1990
INTEREST INCOME
  Interest and fees on loans 	           $ 	21,130,914 	 $ 	19,518,742 	 $ 	19,791,548 	 $ 	19,571,295 	 $  	19,623,201

  Interest on investment securities
    Taxable interest 		                      7,012,626 		    6,925,404 		    6,898,114		     5,218,446 		     4,574,130
    Exempt from federal income taxes         2,184,666 		    1,857,168		     1,825,869 		    1,828,738 		     1,687,072
    Dividends 		                               204,948 		       72,054 		      110,874 		      150,823 		       130,106

                                           		9,402,240 		    8,854,626 		    8,834,857 		    7,198,007 		     6,391,308

  Other interest income                        284,384 		      347,287 		      195,744 		      279,165		        428,891

            TOTAL INTEREST INCOME           30,817,538 		   28,720,655		    28,822,149 		   27,048,467 		    26,443,400

INTEREST EXPENSE
  Interest on deposits                      12,770,618 		   11,998,235 		   13,329,557		    14,212,771 		    15,014,327
  Interest on other short-term borrowings       93,286 		       38,339		        47,449 		       63,994 		        78,465

        TOTAL INTEREST EXPENSE     	        12,863,904 		   12,036,574 		   13,377,006 		   14,276,765 		    15,092,792

        NET INTEREST INCOME                 17,953,634 		   16,684,081		    15,445,143 		   12,771,702 		    11,350,608

PROVISION FOR LOAN LOSSES 	                    660,000 		      470,000 		      840,000		       780,000 		       630,000

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		            17,293,634 		   16,214,081    		14,605,143 		   11,991,702 		    10,720,608

NONINTEREST INCOME
  Trust Department income                    1,249,359 		      863,952 		      753,239		       603,701 		       534,187
  Service charges on deposit accounts 		     2,317,992 		    2,206,026   		  2,123,096 		    1,893,355 		     1,662,614
  Other service charges, commissions,
    and fees 		                                336,758		       509,009 		      401,618 		      237,755 		       275,015
  Other operating income 		                    319,466 		      315,108 		      191,363 		       91,440		        141,176
  Investment securities gains (losses)        (243,690) 		      23,896		        28,434 		       15,862 		        11,198

        TOTAL NONINTEREST  INCOME            3,979,885 		    3,917,991 		    3,497,750 		    2,842,113 		     2,624,190

NONINTEREST  EXPENSES
  Salaries and employee benefits             6,247,706 		    5,686,965		     5,283,086 		    4,407,072 		     4,064,617
  Net occupancy expense 		                   1,190,678 		    1,070,971 		      984,650		       797,466 		       700,589
  Furniture and equipment expense            1,069,856 		      889,848		       801,453 		      935,821 		       907,750
  Loss on other real estate 		                   4,000 		      103,122 		      312,064 		       48,398		          -
  Other operating expenses 		                4,996,107 		    4,903,949 		    4,460,696 		    3,572,881 		     2,921,846

        TOTAL  NONINTEREST  EXPENSES        13,508,347		    12,654,855 		   11,841,949 		    9,761,638 		     8,594,802

            INCOME BEFORE PROVISION
            FOR INCOME TAXES 		              7,765,172 		    7,477,217 		    6,260,944		     5,072,177 		     4,749,996

PROVISION FOR INCOME TAXES                   2,203,746 		    2,220,965 		    1,768,840		     1,341,130 		     1,249,284

            NET INCOME                    $ 	5,561,426 	  $ 	5,256,252 	 $  	4,492,104 	 $  	3,731,047 	  $  	3,500,712

EARNINGS PER COMMON SHARE

     (1,400,000 shares) 	                 $       3.97  	 $ 	     3.75 	 $ 	      3.21 	 $ 	     2.67	    $  	     2.50

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Net Income



    	Net income was 5.8% higher in 1994 than in 1993, 17.0% higher in 1993 than in 1992, and 20.4% higher in 1992 than in 1991. As indicated by the table of comparative data, the Corporation's return on average assets was 1.23% in 1994, 1.25% in 1993, and 1.18% in 1992. The return on equity remains strong at 14.1% in 1994, 14.9% in 1993, and 14.21% in 1992.



Net Interest Margin



    	Mr. Waymon L. Hickman indicated in his opening message to stockholders that 1994 was a difficult year for many forms of investments. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history. It was the first time since 1974 that both stock and bond funds fell in value during the same year. Even with these unfavorable results, an investment in F&M stock increased 18.4% in value, due primarily to very favorable earnings and continued demand for stock.



    	A graph which illustrates an increasing net interest margin during the five years shown was included at the bottom of this page in the materials sent to our stockholders. As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table on page 37 and adjusts the current balance sheet to reflect the impact of different interest rate movements.



EFFECTS OF ECONOMY



    	Current economic conditions have had a definite effect on the reported financial condition and results of operation. Market interest rates declined in 1992 and 1993, resulting in lower yields on earning assets and lower rates on interest-bearing liabilities. The market interest rates increased in 1994, resulting in higher yields on earning assets as well as higher rates on interest-bearing liabilities. Historically, noninterest-bearing demand deposits and regular savings accounts provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1993 and 1994 as these fixed rate and noninterest-bearing deposits continued to provide a relatively stable net yield from this funding source.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





EFFECTS OF ECONOMY (Continued)



	The closing of some industrial plants that have been long term community neighbors and the reduction of operations in other plants in the area have reduced the impact of increases in the automotive industry in the area. First Farmers and Merchants
Corporation continues to work with local citizens to improve the economic conditions of the area.



SHAREHOLDER  INFORMATION



	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1994, had a market value of $63 million and were held by 1,405 identifiable individuals located mostly in the market area. A small number of additional shareholders cannot be identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.



	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

						                            	Price Range of		      Dividends
						  	                           Common Stock        		Paid
					                              High 	     Low			     Per Share

        	First Quarter 	        $ 	32.00  	$ 	31.00  	  $
	        Second Quarter 		         33.50    		33.50        		0.31
1992  	  Third Quarter 		          33.50  		  33.50
	        Fourth Quarter 		         34.50  	  	33.50		        0.34
                                       		               $   	0.64

	        First Quarter 	        $ 	36.00  	$ 	36.00  	  $
	        Second Quarter 		         37.00  		  37.00  		      0.36
1993  	  Third Quarter 		          38.00  		  37.00
	        Fourth Quarter 		         38.00  		  38.00  		      0.38
						                                                  $ 	  0.73

	        First Quarter 	        $ 	40.00  	$ 	39.00  	  $
	        Second Quarter 		         42.00  		  42.00  		      0.39
1994  	  Third Quarter 		          43.00  		  42.00
	        Fourth Quarter 		         45.00  	  	43.00  		      0.41
                                                  						$   	0.80

	Four color graphs are included on the left hand side of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the next page. The third and fourth graphs illustrate return on stockholders' equity and earnings per share with cash dividends for the last five years. The information for both of these graphs was taken form the "COMPARATIVE DATA" table on the following pages.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS




COMPARATIVE DATA (In Thousands of Dollars)

	                                    	1994  		    1993  		   1992  		    1991  		   1990

AVERAGE ASSETS 	                 $ 	451,953 	$ 	420,760 	$ 	381,379 	$ 	303,851	 $ 	279,969

AVERAGE LOANS (NET) 	            $ 	247,791 	$ 	233,609 	$ 	215,158 	$ 	182,561  $ 	172,749

AVERAGE DEPOSITS 	               $ 	404,412 	$ 	378,782 	$ 	343,128 	$ 	268,495	 $ 	247,461

RETURN ON EQUITY
      AND ASSETS
    Return on average assets 		        1.23% 		    1.25% 		    1.18% 		    1.23%		     1.25%

    Return on beginning equity 		     14.11% 		   14.93% 		   14.21%    		13.01% 	    13.48%
    Average equity to
          average assets 		            9.25% 		    8.90% 		    8.76% 		    9.94% 		    9.77%

COMMON DIVIDEND
       PAYOUT RATIO
    Earnings per share 	         $ 	   3.97 	$ 	   3.75 	$ 	   3.21 	$ 	   2.67 	$	    2.50

    Cash dividends per share 	   $ 	   0.80 	$ 	   0.73 	$ 	   0.64 	$	    0.58 	$ 	   0.56

    Ratio 		                             20% 		      19% 		      20% 		      22% 		      22%

                            						NET INTEREST MARGIN
						                        (in Thousands of Dollars)
                             		1994  		   1993  		   1992  		  1991  		    1990
INTEREST INCOME
     (TAX EQUIVALENT) 	    $ 	32,039 	$ 	29,465 	$ 	29,564 	$ 	27,736 	$ 	27,087

INTEREST EXPENSE 		           12,864 		  12,037 		  13,377 		  14,277 		  15,093

	                          $ 	19,175 	$ 	17,428 	$ 	16,187 	$ 	13,459 	$ 	11,994

NET INTEREST MARGIN* 		         4.68% 		   4.58% 		   4.67% 		   4.84% 		   4.69%

<F10>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.



	In summary, the above table and the graphs on these pages summarize the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization. Each stockholder can be proud of this performance. Our stockholders are the real strength of our organization. Thank you for your help and support.






Item 8.  Financial Statements and Supplementary Data.

Financial statements and supplementary data are included in Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operation which are part of the Annual Report to stockholders.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 and 1993

ASSETS 			                        			                      1994  		           1993

Cash and due from banks 					                              $ 	26,735,526     	$ 	22,642,168
Federal funds sold 		                              				            - 		             400,000
Securities
  Available for sale (amortized cost $12,646,156 in 1994)     12,565,226     		      -
  Held to maturity (fair value $138,892,331 and
  $155,336,497 respectively)                           						143,061,031 		     150,110,295
    Total securities - Note 2  			                           155,626,257 		     150,110,295
Loans, net of unearned income - Note 3 						                262,694,120 		     243,915,462
 Allowance for possible loan losses - Note 4            						(2,342,290) 		     (2,023,651)
     Net loans 						                                        260,351,830 		     241,891,811
Bank premises and equipment, at cost less allowance for
  depreciation and amortization - Note 5 				                  6,193,080 		       6,363,539
Other assets 						                                           11,887,492 	       11,188,893
    TOTAL ASSETS 		 			                                    $ 460,794,185 	    $ 432,596,706

LIABILITIES
    Deposits
      Noninterest-bearing 					                            $  61,845,878 	    $ 	54,302,635
      Interest-bearing (including certificates
        of deposit over $100,000: 1994 - $26,169,831;
        1993 - $25,104,901)                          						  343,306,545 	      334,632,442
          Total deposits 						                              405,152,423 	      388,935,077
    Federal funds purchased 						                             7,000,000 		          -
    Dividends payable 						                                     574,000 		         525,000
    Accounts payable and accrued liabilities 						            4,239,636		        3,729,056
      TOTAL LIABILITIES 						                               416,966,059 		     393,189,133

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
      outstanding - Note 1 						                             14,000,000 		       7,000,000
    Retained earnings - Note 6 						                         29,876,683 		      32,407,573
    Net unrealized loss on available-for-sale securities,
    net of tax 						                                            (48,557) 		         -
      TOTAL STOCKHOLDERS' EQUITY 						                       43,828,126		       39,407,573
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 					     $ 460,794,185 	    $ 432,596,706


                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

       						                                                               Net Unrealized
				        		                                                              Gain (Loss) On
		                                           Common 		        Retained 		   Available-for-sale
  		                                         Stock 		         Earnings 		       Securities 		       Total

BALANCE AT JANUARY 1, 1992 	             $ 	7,000,000 	   $ 	24,604,901 	    $      	- 	            $ 	31,604,901
Net income for the year 		                      - 		          4,492,104 		           - 		               4,492,104
Cash dividends declared, $.64 per share 		      - 		           (896,000) 		          - 		                (896,000)
BALANCE AT DECEMBER 31, 1992 		             7,000,000 		     28,201,005 		           - 		              35,201,005
Net income for the year 		                      - 		          5,256,252 		           - 		               5,256,252
Cash dividends declared, $.73 per share 		      - 		         (1,022,000) 		          -              	  (1,022,000)
Net unrealized loss on mutual fund
 investment 		                                  - 		            (27,684) 		          -		                  (27,684)
BALANCE AT DECEMBER 31, 1993 		             7,000,000 		     32,407,573 		           -		               39,407,573
Cumulative effect of change in
 accounting principle (net of deferred
 income taxes of $171,405) - Note 1 		          - 		             27,684		          229,424 		             257,108
Two-for-one stock split - Note 1 		         7,000,000 		     (7,000,000) 		          -		                    -
Net income for the year 		                      - 		          5,561,426 		           - 		               5,561,426
Cash dividends declared, $.80 per share 		      - 		         (1,120,000) 		          -	                (1,120,000)
Net unrealized loss on available-for-
 sale securities, net of tax 		                 - 		              - 		            (277,981) 		           (277,981)
BALANCE AT DECEMBER 31, 1994 	           $	14,000,000 	    $	29,876,683 	       $ 	(48,557) 	       $  43,828,126

<F1>The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

	                                        	1994  		         1993  		           1992

INTEREST INCOME
 Interest and fees on loans 	         $	21,130,914 	    $	19,518,742 	    $ 19,791,548
 Interest on investment securities
   Taxable interest
     Available-for-sale 		               1,327,021 		          - 		               -
     Held-to-maturity 		                 5,858,148 		      6,925,404		       6,898,114
   Exempt from federal income tax 		     2,184,666 		      1,857,168		       1,825,869
   Dividends 		                            204,948 		         72,054 		        110,874
		                                       9,574,783 		      8,854,626 		      8,834,857
 Other interest income 		                  111,841 		        347,287 		        195,744
     TOTAL INTEREST INCOME 		            30,817,538 		    28,720,655 		     28,822,149

INTEREST EXPENSE
 Interest on deposits 		                 12,770,618 		    11,998,235 		     13,329,557
 Interest on other short term
  borrowings 		                              93,286 		        38,339		          47,449
     TOTAL INTEREST EXPENSE 		           12,863,904 		    12,036,574		      13,377,006
     NET INTEREST INCOME 		              17,953,634 		    16,684,081      		15,445,143
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4 		                                660,000 		       470,000		         840,000
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		       17,293,634		     16,214,081 		     14,605,143
NONINTEREST  INCOME
 Trust department income 		               1,249,359 		       863,952 		        753,239
 Service charges on deposits accounts 		  2,317,992		      2,206,026 		      2,123,096
 Other service charges, commissions,
  and fees 		                               336,758		        509,009 		        401,618
 Other operating income 		                  319,466 		       315,108 		        191,363
 Investment securities gains (losses) 		   (243,690) 		       23,896		          28,434
     TOTAL NONINTEREST INCOME 		          3,979,885 		     3,917,991		       3,497,750
NONINTEREST  EXPENSES
 Salaries and employee benefits 		        6,247,706 		     5,686,965		       5,283,086
 Net occupancy expense 		                 1,190,678 		     1,070,971 		        984,650
 Furniture and equipment expense 		       1,069,856 		       889,848		         801,453
 Loss on other real estate 		                 4,000 		       103,122 		        312,064
 Other operating expenses 		              4,996,107 		     4,903,949		       4,460,696
     TOTAL NONINTEREST EXPENSES 		       13,508,347		     12,654,855 		     11,841,949
       INCOME BEFORE PROVISION FOR
        INCOME TAXES 		                   7,765,172 		     7,477,217		       6,260,944
PROVISION FOR INCOME TAXES - Note 8 	     2,203,746 	 	    2,220,965		       1,768,840
        NET INCOME  	                  $  5,561,426 	   $  5,256,252 	    $ 	4,492,104

EARNINGS PER COMMON SHARE - Note 1
      (1,400,000 outstanding shares) 	 $ 	     3.97 	   $ 	     3.75 	    $ 	     3.21

<F2>The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1994, 1993, and 1992

                                   		         1994             1993  		         1992

OPERATING ACTIVITIES

 Net income   	                           $ 	5,561,426 	   $ 	5,256,252 	   $ 	4,492,104
 Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Excess (deficiency) of provision
   for possible loan losses over net
   charge offs 		                              318,639 		      (230,083)		       336,876
  Provision for depreciation and
   amortization of premises and equipment 		   589,045 		       591,486 		       544,896
  Amortization of deposit base intangibles 		  168,020		        168,020 		       157,180
  Amortization of investment security
   premiums, net of accretion of discounts 		  678,968 		       747,224		        530,561
  Donation of premises to municipalities 		       - 		             -		           106,569
  Increase in cash surrender value of
   life insurance contracts 		                 (75,287) 		     (103,175) 		        -
  Deferred income taxes 		                    (163,907) 		       24,080 		      (152,979)
  (Increase) decrease in
    Interest receivable 	                     (992,872) 		      364,303 		      (207,525)
    Other assets 		                            344,572 		    (1,171,225) 		     (317,383)
  Increase (decrease) in
    Interest payable 		                        222,605 		      (206,742) 		     (773,927)
    Other liabilities 		                       287,975 		        38,024 		       315,094
      TOTAL ADJUSTMENTS 		                   1,377,758 		       221,912 		       539,362
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          		6,939,184 		     5,478,164 		     5,031,466
INVESTING ACTIVITIES
 Proceeds from maturities, calls, and
  sales of available-for-sale securities 		 25,152,051 		         - 		             -
 Proceeds from maturities and calls of
  held-to-maturity securities 		             5,092,000 		    30,497,983  		   17,446,753
 Purchases of investment securities
      Available-for-sale 		                (16,942,994) 	         -   		           -
      Held-to-maturity 		                  (19,495,987)		   (39,789,407) 		  (61,797,126)
 Acquisition of loans - Note 11 		               - 		              - 		      (13,715,703)
 Net increase in loans 		                  (18,778,658) 		  (18,710,584) 		  (20,378,124)
 Purchases of premises and equipment 		       (418,586) 	      (222,279)		    (1,758,009)
 Purchases of deposit base intangibles 		        - 		              - 		         (937,852)
 Proceeds from redemption of annuities
  and life insurance contracts 		                - 		           229,275  		        -
 Purchase of single premium life insurance
  contracts 		                                   -		           (730,000) 	 	  (1,399,816)
    NET CASH USED BY INVESTING ACTIVITIES  (25,392,174) 		  (28,725,012)  		 (82,539,877)
FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
  interest-bearing deposits 		              16,217,348       18,384,169 		    38,191,426
 Assumption of deposit liabilities
   - Note 11 		                                  - 		             -		         44,487,470
 Net increase (decrease) in short
  term borrowings 		                         7,000,000		        (77,537) 		      (50,233)
 Cash dividends 		                          (1,071,000) 	      (966,000)  	     (840,000)
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES		                           22,146,348 		    17,340,632  		   81,788,663
 INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         		3,693,358       (5,906,216)  		   4,280,252
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR 		                       23,042,168		     28,948,384  		   24,668,132
CASH AND CASH EQUIVALENTS AT
 END OF YEAR	                             $ 26,735,526 	   $	23,042,168 	   $	28,948,384

<F3>The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

		First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. On
April 13, 1982, the Board of Directors of the Corporation adopted a resolution to execute and deliver to the Board of Governors of the Federal Reserve System an application pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended, for prior approval by the Board of action to be taken by the Corporation which would result in its becoming a bank holding company.



		As of December 31, 1994, the only subsidiary of the corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank serves Saturn Distribution Corporation at its fifteenth location in the Northfield Complex at the Saturn location near Spring Hill.



		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks and three (3) savings and loan associations located in the marketing area.



Accounting Policies



		The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry.
The significant policies are summarized as follows.



Principles of Consolidation



		The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, the Bank. Material intercompany accounts and transactions have been eliminated in consolidation.



Cash and Due From Banks



		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1994, amounted to approximately $9,579,000.



Cash Equivalents



		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Securities



		Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the adoption was an increase in stockholders' equity of $257,108 (net of $171,405 in deferred income taxes) to reflect the net unrealized gains on securities classified as available-for-sale that were previously classified as held-to-maturity. SFAS 115 establishes standards of accounting and reporting for investments in equity securities that have readily determinable fair values and all debt securities. Under the Statement, all such investments are classified in three categories and accounted for as follows:



		Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.



		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.



		Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.



		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.



Recognition of Interest Income



		Interest on loans is computed daily based on the principal amount outstanding. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method.



Other Real Estate



		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. The Bank's recorded value for other real estate was approximately $544,540 at December 31, 1994, and $594,693 at
December 31, 1993. Other real estate owned by the Bank as of December 31, 1994, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury
County, Tennessee on US 31 Highway. The properties are not depreciated.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Allowance for Possible Loan Losses



		The allowance for possible loan losses is established by charges to operations based on the evaluation of the assets by Loan Review and the Special Assets Committee, economic conditions, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Effective January 1, 1995, the Corporation and the
Bank will adopt Statement of Financial Accounting Standards No.
114 (as amended by No. 118), "Accounting by Creditors for
Impairment of a Loan." The Bank established the position of Credit Administrator to coordinate the results of Loan Review and Special Assets Committee action for purposes of monitoring and managing loan impairment and maintenance of the allowance at required levels.



Premises and Equipment



		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows:
buildings - 15 to 50 years; equipment - 3 to 33 years.
Leasehold improvements are amortized over the lesser of the lease terms or the estimated lives of the improvements. Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.



Trust Department Income



		Trust department income is recognized on the accrual basis in the applicable period earned.



Stock Split



		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributable May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.



Income Taxes



		The companies file a consolidated federal income tax return. They adopted Statement of Financial Accounting Standards No. 109
(SFAS 109), "Accounting For Income Taxes", effective January 1,
1993. SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)



Income Taxes (Continued)



		Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The cumulative effect, as of January 1, 1993, of this change in the method of accounting for income taxes was negligible.



Intangible Assets



	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1994 - $168,020;  1993 - $168,020;  and  1992 - $157,180.



Fair Value of Financial Instruments



		Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Bank, as for most financial institutions, almost all of its assets and liabilities are considered financial instruments as defined in SFAS 107. Many of the Bank's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an unforced, unforeclosed transaction. Therefore, significant estimations and present value calculations were used by the Bank for the purposes of this disclosure.



Estimated fair values have been determined by the Bank using the best available data, as generally provided in the Bank's regulatory reports to the Comptroller of the Currency. For those loans and deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in these notes. The Bank's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. Management is concerned that reasonable comparability between financial institutions may be distorted due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES



		The following tables reflect the amortized value and fair value of investment securities.

				                                                  Gross Unrealized
		                                 Amortized 						        Fair
                                   		Value 	       	Gain         		Loss 	      	Value

December 31, 1994

Available-for-sale securities
  U.S. Treasury   	              $ 	7,094,657 	   $ 	    - 	     $     45,657 	 $ 	7,049,000
  U.S. Government Agencies 		       5,551,499 		         - 		          35,273 		   5,516,226

                                	$	12,646,156 	   $      - 	     $  	  80,930 	 $	12,565,226

Held-to-maturity securities

  U.S. Treasury 	                $	71,997,419    	$      - 	     $ 	1,795,719 	 $ 70,201,700
  U.S. Government Agencies 		      28,527,740 		         -	          	984,990 		  27,542,750
  States and Political
  Subdivisions 		                  39,786,156 		         -		        1,310,396 		  38,475,760
  Other Securities 		               2,749,716 	          - 		          77,595		    2,672,121

                                	$143,061,031    	$ 	    - 	     $ 	4,168,700 	 $138,892,331

December 31, 1993

 U.S. Treasury 	                 $	78,320,499	    $ 	2,452,500 	 $      -	      $	80,772,999
 U.S. Government Agencies 		       25,745,517 	        835,623 	        - 		      26,581,140
 States and Political
  Subdivisions 		                  35,622,983 		     1,915,102          - 		      37,538,085
 Other Securities 		               10,421,296 	         22,977          -   		    10,444,273

          	                      $150,110,295 	   $ 	5,226,202 	 $      - 	     $155,336,497

		Securities carried at $81,583,779 and $65,067,259 at December 31, 1994 and 1993, respectively (fair value: 1994 - $80,148,047;
1993 - $68,257,884), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.
The fair values of all securities at December 31, 1994, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.

 	                                       	1994  		      1993  		    1992

       Pre-tax gains (losses) 	     $  	(243,690) 	 $  	23,896 	 $ 	28,434
       Tax effect 		                      82,855 		     (8,125)   		(9,668)
       After-tax gains (losses)   	 $  	(160,835) 	 $  	15,771 	 $ 	18,766

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the call or sale of available-for-sale securities were $25,152,051 and from the call of held-to-maturity securities were $5,092,000 during 1994. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions 1994. Gross gains of $23,896 and gross losses of $
- - -0- were realized on the dispositions in 1993. Gross gains of $28,434 and gross losses of $ -0- were realized on the dispositions in 1992. At December 31, 1994, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.



	 	The following table shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1994, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	                                 	   Amortized 	 	     Fair 	 	     Yield
                                      		Cost 	 	        Value 	 	  (Unaudited)

Available-for-sale securities

U.S. Treasury
   Within one year 	                $ 	3,005,504 	   $ 	3,010,200 		   6.21%
   After one but within five years 		  4,089,154 		     4,038,800		    6.88%

U.S. Government agencies
   Within one year 		                  1,000,807 		     1,004,700 		   8.41%
   After one but within five years 		  3,996,913 		     3,975,712		    6.12%
   After ten years 		                    553,778 		       535,814 		   5.61%

                                  	 $	12,646,156 	   $ 12,565,226

Held-to-maturity securities

U.S. Treasury
   Within one year 	                $	10,042,337 	   $	10,023,700 		   6.26%
   After one but within five years 		 61,955,082 		    60,178,000    		5.91%

U.S. Government agencies
   Within one year 		                  2,003,196 		     1,992,500 		   6.65%
   After one but within five years 		 25,524,544 		    24,603,650		    6.14%
   After five but within ten years 		  1,000,000 		       946,600 		   4.75%

States and political subdivisions
   Within one year 		                  2,841,375 		     2,888,179 		  11.21%
   After one but within five years 		 11,821,479 		    12,026,880		    9.32%
   After five but within ten years 		 22,810,062 		    21,371,598		    7.66%
   After ten years 		                  2,313,240 		     2,189,103 		   8.23%

Other securities
   After one but within five years 		    325,878 		       319,951 		   7.97%

Equity securities 		                   2,423,838 		     2,352,170 		   8.06%

 	                                  $143,061,031 	   $138,892,331

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - LOANS



		A summary of loans outstanding by category follows.

		                                                    1994             		1993
Loans secured by real estate
   Construction and land development             $  8,036,802           8,286,041
   Farmland 		                                      7,942,187 		        6,628,903
   Lines of credit 		                                 240,976 		          547,246
   1-4 family residential property - first lien 		100,548,761        		91,383,671
   1-4 family residential property - junior lien 		 7,219,546          	8,161,278
   Multifamily residential property 		              4,775,515 		        4,998,967
   Non farm, non residential property 		           41,734,848 		       45,224,304

      Subtotal 		                                 170,498,635 		      165,230,410

Commercial and  industrial loans
   Commercial  and  industrial 		                  44,870,150 		       34,369,089
   Taxable commercial loans 		                        300,000 		            -
   All other loans 		                                 187,405 		        1,649,884

      Subtotal 		                                  45,357,555 		       36,018,973

Tax exempt commercial loans 		                        748,116 		          407,895

Loans to individuals
   Agricultural production 		                       3,823,296 		        4,053,253
   Lines of credit 		                                 103,249 		           91,294
   Individuals for personal expenditures 		        42,341,597        		38,358,452
   Purchase or carry securities 		                        655 		           59,560

      Subtotal 		                                  46,268,797 		       42,562,559

Lease financing 		                                      1,408               9,716

                                                		262,874,511 		      244,229,553
Less:
   Net unamortized loan origination fees 		          (176,606) 		        (307,507)
   Unearned interest income 		                         (3,785) 		          (6,584)
   Allowance for possible loan losses 		            (2,342,290)		      (2,023,651)

	                                                 $260,351,830 	     $241,891,811


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1994, follows.

                                     		 	 	(In Thousands of Dollars)

                                          		 Within    		   One to 		      After
                                          		One Year 		   Five Years 	   Five Years 		   Total

Fixed rate loans                           $ 	54,004 	   $ 	37,917 	    $ 	31,866 	    $	123,787
Variable rate loans 		                       136,734 		      2,354 		         - 		       139,088

	                                          $	190,738 	   $ 	40,271 	    $ 	31,866 	    $	262,875


	Non-performing loans are those which are accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 and $2,133,000 at December 31, 1994 and
1993, respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS  (Continued)



		A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.
This rate was adjusted for credit loss and assumed prepayment risk. The estimated fair values and recorded book balances at December 31, 1994 were as follows.

                        		Estimated 		          Recorded
		                        Fair Value 		       Book Balance

Net Loans 	           $  268,870,000 	      $ 	260,351,830


		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1994 and 1993, follows.

                      		              Balance at
		                                     Beginning  			                      	Amount 	        Amount 	        Balance at
            		                          of Year 		        Additions 		     Collected 		   Written Off 	   	End of Year
            1994

Aggregate of certain party loans 	   $ 	6,563,577 	    $ 	5,081,776 	    $ 	5,151,082 	   $  	       0 	   $ 	6,494,271


            1993

Aggregate of certain party loans 	   $ 	3,925,500 	    $ 	7,868,338 	    $ 	5,230,261 	   $ 	        0 	   $ 	6,563,577


		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features.



NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES



		Changes in the allowance for possible loan losses are as follows:

                                             		1994  		     1993  		       1992

Balance at beginning of year 	           $ 	2,023,651 	$ 	2,253,735 	 $ 	1,916,859
Provision charged to operating expenses 	    	660,000 		    470,000		      840,000
Loan losses:
     Loans charged off 		                    (422,831) 		  (847,535) 		   (618,417)
     Recoveries on loans previously
          charged off 		                       81,470 		    147,451 		     115,293

Balance at end of year 	                 $ 	2,342,290 	$ 	2,023,651 	 $ 	2,253,735

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - BANK PREMISES AND EQUIPMENT



		The components of premises and equipment are as follows:

                                                    		1994  		       1993

Land 	                                           $ 	1,204,288 	 $ 	1,204,288
Premises 		                                         6,629,567 		   6,626,487
Furniture and equipment 		                          3,816,320    		3,934,139
Leasehold improvements 	               	              474,770 		     458,696

                                                 		12,124,945 		  12,223,610

Less allowance for depreciation and amortization 		(5,931,865)		  (5,860,071)

                                               	 $ 	6,193,080 	 $ 	6,363,539


		Annual provisions for depreciation and amortization total $589,045 for 1994, $591,486 for 1993, and $544,896 for 1992.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $1,843,000 at December 31, 1994.





NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS



		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1994, additional dividends of approximately $12,220,000 could have been declared by the Bank to the Corporation without regulatory agency approval.





NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2001. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. During 1994 the Bank committed to a data processing and communication network technology upgrade. An operating lease in excess of $1,600,000 for the equipment involved in this upgrade was closed in December, 1994, and is included in the following table. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $409,764, $254,121, and $245,991 for equipment leases, and
$97,966, $82,030, and $72,350 for building leases, in 1994,
1993, and 1992, respectively. Future minimum lease commitments as of December 31, 1994, under all noncancelable operating leases with initial terms of one year or more follow.

                   	       1995        		 $   	463,061
	                          1996                461,426
                         	 1997  			           426,003
	                          1998  			           319,732

  Total future minimum lease payments 			 $ 	1,670,222

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES



		The provisions for income taxes consist of the following:

		                                         1994    		      1993          		1992

Current:
      Federal 	                             $ 	1,831,848 	  $ 	1,754,003 	  $ 	1,521,467
      State 		                                   503,433 		      442,882 		      400,352

          Total current 		                     2,335,281 		    2,196,885 		    1,921,819

Deferred:
      Federal 		                                (111,805) 		      20,468 		     (121,161)
      State 		                                   (19,730) 		       3,612 		      (31,818)

          Total deferred 		                     (131,535) 		      24,080 		     (152,979)

          Total provision for income taxes 	$ 	2,203,746 	  $ 	2,220,965 	  $ 	1,768,840





		The deferred tax effects of principal temporary differences are shown in the following table:

  				                                       1994         		1993
Allowance for possible loan losses 		 	$   682,877     	$  	555,421
Installment loan reporting 				               - 		            6,865
Write-down of other real estate 				       159,120 		       157,520
Deferred compensation 				                 156,227 		        76,781
Direct lease financing 				                 36,452 		        35,736
Unrealized loss on AFS securities 				      32,372 		        18,457
Deferred loan fees 				                     24,546 		        76,907

    Net deferred tax asset 			         $ 1,091,594 	    $  	927,687





		The timing differences in 1992 related principally to the provision for loan losses.



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1994, 1993, and 1992 amounted to $2,431,332, $2,564,887 and
$1,924,851, respectively.

       	                                          	1994  	       	1993  		        1992

Tax expense at statutory rate 	                $ 	2,640,158 	 $ 	2,542,254 	 $ 	2,128,721
Increase (decrease) in taxes resulting from:
    Tax-exempt interest 		                         (780,946) 		   (647,575) 		   (657,470)
    Nondeductible interest expense 		                75,019 		      58,457 		      65,313
    Other nondeductible expenses
         (nontaxable income) - net 		                (6,458) 		    (19,962) 		     21,201
    State income taxes, net of federal
         tax benefit 		                             319,244 		     292,263 		     243,232
    Dividend income exclusion 		                    (29,571)     		(15,646)     		(24,888)
    Other 		                                        (13,700) 		     11,174     		  (7,269)

Total provision for income taxes 	             $ 	2,203,746 	 $ 	2,220,965  	$ 	1,768,840

Effective tax rate 		                                28.4% 		       29.7% 		       28.3%


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)



		A net deferred tax asset was included in other assets in the accompanying consolidated balance sheet. The gross deferred tax asset was $1,091,594 at December 31, 1994 and $927,687 at
December 31, 1993. There was no deferred tax liability or valuation allowance in either year. The deferred tax asset results mainly from the difference in the book basis and tax basis of the allowance for loan losses.



NOTE 9 - COMMITMENTS



		The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.



		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1994, were $19,956,000 and $2,439,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.



		The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock.
The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer. It is management's opinion that there is not a concentration of credit risk in the portfolio.





NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION



		Interest paid on deposits and other borrowings during 1994, 1993, and 1992 amounted to $12,641,299, $12,243,317, and
$14,150,933, respectively.



NOTE 11 - ACQUISITIONS



		On September 25, 1991, the Bank entered into a purchase and assumption agreement with Sovran Bank/Tennessee to purchase certain assets and assume certain deposit liabilities of Sovran
Bank/Tennessee, Nashville, Tennessee, in Centerville, Hickman
County, Tennessee, and Chapel Hill, Marshall County, Tennessee.
The Office of the Comptroller of the Currency granted official authorization for this acquisition and it became effective
January 24, 1992.  Deposit liabilities totaling $42,543,252
(including $2,392,071 in Individual Retirement Accounts assumed prior to December 31, 1991) were assumed in the transaction in exchange for loans and other assets acquired totaling
$14,254,385, and cash for the balance.



		In March, 1992, the Bank entered into a purchase and assumption agreement with Cavalry Banking FSB to purchase certain assets and assume certain deposit liabilities of the Chapel Hill office of Cavalry Banking FSB. The Office of the
Comptroller of the Currency granted official authorization for this acquisition and it became effective October 31, 1992.
Deposit liabilities totaling $4,336,289 were assumed in the transaction in exchange for the office building acquired for $100,069 and cash for the balance.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)



		The following is a summary of the unaudited consolidated quarterly results of operations.

                                 		First     	    Second   	      Third    		     Fourth
     		                           Quarter 	    	  Quarter       	Quarter 	  	    Quarter     	   Total
      1994
Interest income 	             $ 	7,176,893 	  $ 	7,664,849  	 $ 	7,814,500  	$ 	8,161,296 	 $	30,817,538
Interest expense 		              2,986,012 		    3,148,310 		    3,272,217 		   3,457,365		   12,863,904

Net interest income 		           4,190,881 		    4,516,539 		    4,542,283		    4,703,931 		  17,953,634
Provision for possible
    loan losses 		                  60,000 		      255,000 		      225,000 		     120,000 		     660,000
Noninterest expenses, net of
    noninterest income 		        2,260,734 		    2,254,027 		    2,490,717		    2,522,984 		   9,528,462

Income before income taxes 		    1,870,147 		    2,007,512 		    1,826,566		    2,060,947 		   7,765,172
Income taxes 		                    528,638 		      566,493 		      508,942 		     599,673 		   2,203,746

Net income 	                  $ 	1,341,509 	  $ 	1,441,019 	  $ 	1,317,624 	 $ 	1,461,274 	 $ 	5,561,426

Earnings per common share
    (1,400,000 shares) 	      $ 	     0.96 	  $  	    1.03 	  $ 	     0.94 	 $ 	     1.04	  $ 	     3.97

 		                                First 		     Second        		Third        		Fourth
		                                Quarter 		    Quarter 		     Quarter 		     Quarter 		          Total
      1993
Interest income 	             $ 	7,228,627 	   $  	7,226,989 	 $ 	7,048,132 	$ 	7,216,907 	 $	28,720,655
Interest expense 		              2,962,100 		      3,018,782 		   3,043,913     3,011,779		   12,036,574

Net interest income 		           4,266,527 		      4,208,207 		   4,004,219		   4,205,128 		  16,684,081
Provision for possible loan
     loan losses 		                170,000 		        180,000 		      90,000 		     30,000 		     470,000
Noninterest expenses, net of
     noninterest income 		       2,187,860 		      2,134,759 		   2,064,417	  	 2,349,828 		   8,736,864

Income before income taxes 		    1,908,667 		      1,893,448 		   1,849,802		   1,825,300 		   7,477,217
Income taxes 		                    592,499 		        577,836 		     574,118 		    476,512 		   2,220,965

Net income 	                  $ 	1,316,168 	   $ 	1,315,612 	  $ 	1,275,684  $ 	1,348,788 	 $ 	5,256,252

Earnings per common share
     (1,400,000 shares) 	     $ 	     0.94 	   $  	    0.94 	  $ 	     0.91 	$ 	     0.96	  $ 	     3.75





NOTE 13 - EMPLOYEE BENEFIT PLANS



		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $602,010, $529,324, and $482,645, in 1994, 1993, and
1992, respectively, are included in salaries and employee benefits expense.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EMPLOYEE BENEFIT PLANS (Continued)



		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1994 - $580,088; 1993 - $558,024) used to fund the plan and the related liability (1994
- - - $400,606; 1993 - $326,681) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $22,448 in 1994 and $21,096 in 1993 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $98,925 in 1994 and $91,916 in 1993.



		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $126,262 for 1994 and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants.
Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $ 82,079 in 1994 and $82,079 in 1993 is also included in the cash surrender values of
 $1,750,119 and $1,696,895 at December 31, 1994 and 1993,
respectively.



		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.





NOTE 14 - DEPOSITS



		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table

                                                          (Unaudited)
                                                    Year Ended December 31
                                   						1994			              1993				               1992
                                             								(Dollars In Thousands)

Demand deposits 	                   $ 	55,557 		  - 	%   	$ 	48,697   		- 	% 	   $ 	42,908 		  - 	%
NOW and money market accounts     		  161,244 		3.25 			    147,246 	 3.16		       114,482 		3.74
Savings deposits 		                    35,036 		2.87 			     31,216 		2.76 			      27,649		 3.67
Time deposits of less than $100,000 		126,523 		4.27 			    128,021		 4.26 			     129,620 		5.15
Time deposits of $100,000 or more 		   26,053 		4.32 			     23,602		 4.33 			      28,469 		4.76

Total In Domestic Offices 	         $ 404,413 		3.66	% 	  $ 378,782  	3.17	% 	   $ 343,128 		3.89	%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - DEPOSITS (Continued)



		At December 31, time deposits of $100,000 or more had the following maturities.

                       				          1994		          1993	 	      1992
                                   						(Dollars In Thousands)

Under 3 months 	                   $ 	3,117 	      $ 	3,519 	   $ 	5,962
3 to 12 months 		                    18,250 		       17,081 		     8,857
Over 12 months 		                     4,803 		        4,505 		     8,766

                                	 $ 	26,170 	     $ 	25,105 	  $ 	23,585




		Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.
Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. The estimated fair values and recorded book balances at December 31, 1994, were as follows.

                                     		Estimated 	   	  Recorded
                                      	Fair Value 		  Book Balance

Deposits with stated maturities 	   $ 	149,305,000 	$ 	151,737,000
Deposits with no stated maturities   		253,415,000   		253,415,000
Federal funds purchased                		7,000,000     		7,000,000

NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No.107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".

	                                     	      		    Dollars In Thousands
                              	    	  December 31, 1994 		      		December 31, 1993
                              		   Amortized      		Fair  		    Amortized 		     Fair
     	                               	Value        	Value        		Value 	      	Value
Assets

     Securities held to maturity  	$ 	143,061 	   $ 	138,961 	   $ 	150,110 	  $ 	155,337
     Securities available for sale 		  12,646 		      12,565 		        - 		          -
     Loans, net 		                    260,352 		     268,870 		     241,892 		    243,793
     Federal funds sold 		               - 		           - 		            400 		        400
Liabilities
     Deposits 		                      405,152 		     402,720 		     388,935 		    387,841
     Federal funds purchased 		         7,000 		       7,000 		        - 		          -

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL  INFORMATION OF PARENT CORPORATION
(Continued)

                                               Condensed Balance Sheets
                                              December 31, 1994 and 1993
                                              (In Thousands of Dollars)
                                                       		1994            		1993
                Assets
Cash 	                                                 $   	65 	         $     2
Investment in bank subsidiary - at equity 	            	43,310 		         38,950
Investment in credit life insurance company - at cost 		    50 		             50
Investment in other securities 		                           25 		             43
Dividends receivable from bank subsidiary 		               574 		            525
Cash surrender value - life insurance 		                   453 	            	439

            Total assets 	                             $44,477 	         $40,009

Liabilities and Stockholders' Equity

Liabilities
    Payable to directors	                              $    75 	         $	   49
    Dividends payable 		                                   574  		           525

            Total liabilities 	                           	649 		            574

Stockholders' equity
    Common stock - $10 par value, authorized
      4,000,000 shares; 1,400,000 shares issued and
        outstanding 		                                  14,000 		          7,000
    Retained earnings     		                            29,877 		         32,435
    Net unrealized loss on available-for-sale
         securities, net of tax 		(49) 		-                 (49)              -

          Total stockholders' equity 		                 43,828 		         39,435

          Total liabilities and stockholders' equity 	 $44,477 	         $40,009

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                                  Condensed Statements of Income
                              Years Ended December 31, 1994 and 1993
                                      (In Thousands of Dollars)
                                                      		1994       		1993
Operating income
    Dividends from bank subsidiary 	                 $ 	1,120 	   $ 	1,072
    Other dividend income 		                               61 		         9
    Interest income                                         1            1
    Other 		                                               30 		        26

Operating expenses 		                                      60 		        54

        Income before equity in undistributed net
           income of bank subsidiary 		                 1,152 		     1,054

Equity in undistributed net income of bank subsidiary 		4,409		      4,202

            Net Income 	                             $ 	5,561 	   $ 	5,256

                                  Condensed Statements of Cash Flows
                              Years Ended December 31, 1994 and 1993
                                       (In Thousands of Dollars)
                                                            		1994        	1993
Operating activities
    Net income for the year 	                              $ 	5,561 	     $ 	5,256
    Adjustments to reconcile net income to net cash
           provided by operating activities
      Equity in undistributed net income of bank subsidiary		(4,409) 	     	(4,202)
        Increase in other assets 		                             (62) 		        (76)
        Increase in payables 		                                  26 		           1
             Total adjustments 		                            (4,445) 		     (4,277)

             Net cash provided by operating activities 		     1,116		          979

Net cash provided by (used in) investing activities
    Proceeds from sale or calls of investment securities 		      18		           42
    Purchase of single premium life insurance contracts 		       -		           (75)

      Net cash provided by (used in) investing activities      		18 		         (33)

Net cash used in financing activities
    Cash dividends paid 		                                   (1,071) 		       (966)

              Increase (Decrease) in cash 		                     63 		         (20)

Cash at beginning of year 		                                      2 		          22

Cash at end of year 	                                      $    	65 	    $ 	     2


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential

                               							                                   YEAR ENDED DECEMBER 31,
   						                                                                 (Dollars in Thousands)
                             	 	 	 	                                              1994
                                                                		Average 		      Rate /
                      		                                          Balance 		      Yield 			   Interest

ASSETS
   Interest earning assets
        Loans, net 	                                              $ 	247,791 		   8.54 	% 	   $ 	21,156 	*
        Available-for-sale securities (AFS) 		                        15,931 		   8.33			         1,327
        Held-to-maturity securities (HTM) 		                         101,654 		   5.76			         5,858
        U.S. Treasury and Government agency securities
        States and political subdivisions' securities (1994 HTM)		    38,545 		   8.49 			        3,274 	*
        Other securities (Equity securities in 1994) 		                2,375		   13.15 			          312 	*
        Federal funds sold 		                                          2,998 		   3.73 			          112
           TOTAL EARNING ASSETS 		                                   409,294 		   7.83 		     $ 	32,039
    Noninterest earning assets
        Cash and due from banks 		                                    25,945
        Bank premises and equipment 		                                 6,350
        Other assets 		                                               10,364
           TOTAL ASSETS 	                                         $ 	451,953

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  	                          $ 	161,244 		   3.25 	% 	   $ 	 5,239
        Savings 		                                                    35,036 		   2.87 			        1,006
        Time  		                                                     126,523 		   4.27 			        5,400
        Time over $100,000                                            26,053 		   4.32 			        1,126
           TOTAL INTEREST BEARING LIABILITIES 		                     348,856 		   3.66			        12,771
        Federal funds purchased and repurchase agreements		            1,462 		   4.86 			           71
        Other short-term debt 		                                         568 		   3.92 			           22
           TOTAL INTEREST BEARING LIABILITIES 		                     350,886 		   3.67		      $ 	12,864
    Noninterest bearing liabilities
        Demand deposits 		                                            55,557
        Other liabilities 		                                           3,690
           TOTAL LIABILITIES 		                                      410,133
    Stockholders' equity 		                                           41,820
           TOTAL LIABILITIES AND
                 STOCKHOLDER'S EQUITY 	                           $ 	451,953

  Spread between combined rates earned and
    combined rates paid* 				                                                     4.16 	 %

  Net yield on interest-earning assets* 				                                      4.68 	 %

<F4>*Taxable equivalent basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                        							                                 YEAR ENDED DECEMBER 31,
                                                                             (DOLLARS IN THOUSANDS)


                                                                                  1993
                                                                  Average 		      Rate/
	                                                                	Balance    		   Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 										                                     $ 	233,608 		    8.37 	% 	  $  19,543	*
        U.S. Treasury and Government agency securities											    106,201 		    6.50  			      6,904
        States and political subdivisions' securities											      29,634 		    8.62 			       2,553 *
        Other securities 											                                   6,164 		    5.34 			         329	*
        Federal funds sold 											                                 4,665 		    2.92 			         136
           TOTAL EARNING ASSETS 											                          380,272 		    7.75 		    $	 29,465
    Non-interest earning assets
        Cash and due from banks 											                           23,406
        Bank premises and equipment 											                        6,764
        Other assets 											                                      10,318
           TOTAL ASSETS 										                                $ 	420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  										                 $ 	147,246		     3.16 	% 	  $ 	 4,653
        Savings 											                                           31,216 		    2.76 			         861
        Time  											                                            128,021 		    4.26 			       5,459
        Time over $100,000 											                                23,602 		    4.34 			       1,025
           TOTAL INTEREST BEARING LIABILITIES 											            330,085		     3.63 			      11,998
        Federal funds purchased and repurchase agreements											     254 		    3.06 			           8
        Other short-term debt 											                                728 		    4.21 			          31
           TOTAL INTEREST BEARING LIABILITIES 											            331,067		     3.64 		    $ 	12,037
    Non-interest bearing liabilities
        Demand deposits 											                                   48,697
        Other liabilities 											                                  3,542
           TOTAL LIABILITIES 											                             383,306
    Stockholders' equity 											                                  37,454
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 										  $ 	420,760

  Spread between combined rates earned and 													                           4.11 	 %
    combined rates paid*

  Net yield on interest-earning assets* 													                              4.58 	 %

<F5>  * Taxable equivalent basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 1 - Distributions of Assets, Liabilities, and
Stockholders' Equity, Interest Rates and Interest Differential
(Continued)

                                                                          YEAR ENDED DECEMBER 31,
                                                                          (DOLLARS IN THOUSANDS)
                                                                                   1992
                                                                  Average         Rate/
                                                                  Balance         Yield       Interest

ASSETS
    Interest earning assets
        Loans, net 	                                              $ 	215,158 		   9.22 	% 	   $	19,847	*
        U.S. Treasury and Government agency securities 		             97,196 	    7.02			        6,823
        States and political subdivisions' securities 			             26,557 		   9.32   			     2,475	*
        Other securities 			                                           3,155 		   8.46 			         267	*
        Federal funds sold 			                                         4,638 		   3.27 			         152
           TOTAL EARNING ASSETS                                      346,704      8.53        $ 29,564
    Non-interest earning assets
        Cash and due from banks 		                                    19,950
        Bank premises and equipment 							                            6,716
        Other assets 					                                             8,009
           TOTAL ASSETS 	 						                                  $ 	381,379

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing liabilities
        Time and savings deposits:
        NOW and money market accounts  		                        $ 	114,483 		    3.74	% 	    $ 	4,283
        Savings 		 				                                              27,648 		    3.67 			       1,016
        Time  						                                                129,620 		    5.15 			       6,677
        Time over $100,000 			                                       28,469 		    4.76 			       1,354
           TOTAL INTEREST BEARING LIABILITIES 			                   300,220 		    4.44			       13,330
        Federal funds purchased and repurchase agreements 				          379 		    3.69 			          14
        Other short-term debt 	 				                                    804 		    4.10 			          33
           TOTAL INTEREST BEARING LIABILITIES 					                 301,403 		    4.44		      $	13,377
    Non-interest bearing liabilities
        Demand deposits 											                                  42,908
        Other liabilities 								                                   	3,654
           TOTAL LIABILITIES 										                             347,965
    Stockholders' equity 										                                  33,414
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	 			      $ 	381,379

  Spread between combined rates earned and 												                           4.09 %
    combined rates paid*

  Net yield on interest-earning assets* 										                                4.67 %

<F6>
  * Taxable equivalent basis.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)



	The following tables indicating the increase or decrease in net interest income components that are due to column and rate changes were shown on facing pages to facilitate comparison in the materials sent to our stockholders.


(Dollars in Thousands)
												                                                                                        *
				                                                 (A) 		           * 						      TOTAL         TOTAL
		                                     * 		        TAXABLE 		     NONTAXABLE 		    FEDERAL 				 INTEREST
		                                    NET 		     INVESTMENT 		    INVESTMENT 		     FUNDS 				   EARNING
                                		   LOANS 	     SECURITIES 		    SECURITIES 		     SOLD 	       ASSETS

1994 compared to 1993:
  Increase (decrease) due to:
      Volume 	                       $ 	1,186 	  $  	537 	        $  	768 	         $ 	(49) 	    $ 	 2,442
      Rate 		                             427 		    (273) 		          (47) 		           25 		          132

        NET INCREASE
          (DECREASE) 	               $ 	1,613 	  $  	264 	        $ 	 721 	         $ 	(24) 	    $ 	 2,574

1993 compared to 1992:
  Increase (decrease) due to:
      Volume 	                       $ 	1,702 	  $ 	 887 	        $ 	 287 	         $ 	  1 	     $ 	 2,877
      Rate 		                          (2,006) 		   (744) 		         (209) 		          (17) 		      (2,976)

        NET INCREASE
          (DECREASE) 	               $ 	 (304) 	 $ 	 143 	        $ 	  78 	         $ 	(16) 	    $ 	   (99)

<F7>
     * Taxable equivalent basis
<F8>
(A) Available-for-sale and held-to-maturity securities were compared in total taxable investment securities in 1993 for purposes of this schedule.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity,	 Interest Rates and 			Interest Differential (Continued)

(Dollars in Thousands)
                             NOW AND 							                            			                                TOTAL 		     *
                              MONEY 			 	                                TIME 	  	  FEDERAL 		   SHORT    INTEREST- 		  NET
                             MARKET 		     SAVINGS 	      	TIME 		       OVER 		     FUNDS 		    TERM 		   BEARING	  INTEREST
                            ACCOUNTS 		    DEPOSITS 		   DEPOSITS 		   $100,000 	  PURCHASED 	   DEBT		     FUNDS 	  EARNINGS

1994 compared to 1993:
  Increase (decrease)
   due to:
      Volume             $   	442       $  	105 	     $  	  (64)    $ 	 107 	    $   	37 	   $ 	 (7) 	  $    620 	  $ 	1,822
      Rate 	                  144 	          40 		            5 		       (5) 		       26 		      (2) 		      208 		      (76)

        NET INCREASE
          (DECREASE)     $   	586 	     $ 	 145       $    	(59)    $ 	 102 	    $ 	  63 	   $	  (9) 	  $ 	  828 	  $ 	1,746

1993 compared to 1992:
  Increase (decrease)
   due to:
      Volume 	           $ 	1,226 	     $  	131 	      $   	(82)    $ 	(231) 	   $ 	  (5)    $   (3) 	  $ 	1,036 	  $ 	1,841
      Rate 		                (855) 		      (286) 		      (1,136) 		     (98)          (1) 		     (0) 	    (2,376) 		    (600)

       NET INCREASE
          (DECREASE)     $ 	  371 	     $ 	(155) 	     $	(1,218) 	  $ 	(329) 	   $  	 (6)    $ 	 (3) 	  $	(1,340) 	 $ 	1,241


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



GENERAL



	First Farmers and Merchants Corporation, a one-bank holding company, was formed during 1982. Its only subsidiary, First
Farmers and Merchants National Bank, is a community bank that was established in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.



	First Farmers and Merchants National Bank expanded its service area in January, 1992, through the acquisition of two offices of Sovran Bank/Tennessee in adjacent counties. During 1994, the Bank strengthened its presence in those four counties in middle Tennessee that it serves. Both deposits and loans in each of the four counties either maintained the same levels or increased. To more efficiently provide these expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion involving data processing and communication links between its fourteen offices.
The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are already enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; and extended banking hours.
A check card is being introduced in the first quarter of 1995.



    	The first of the preceding tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1994, 1993, and 1992.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.



   	The preceding tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1994, 1993, and 1992; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL CONDITION



   	First Farmers and Merchants National Bank's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.



   	The bank's average deposits grew during the last three years reflecting a 6.8% growth from 1993 to 1994, a 10.4% growth from 1992 to 1993, and a 27.8% growth from 1991 to 1992. The acquisitions in 1992 accounted for almost 13.0% of the growth during 1992.  Average transaction and limited transaction
accounts have shown the most growth during the last three years.
The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts increased 9.5 % in 1994 compared to a 28.6% increase in 1993 and a 68.6 % increase in 1992. Average savings deposits increased 12.2% in 1994 compared to a 12.9% increase in 1993 and a 39.3% decrease in 1992. Average certificates of deposit increased .6% in 1994 compared to a 4.1% decrease in 1993 and a 9.2% increase in 1992. The increasing interest rate environment caused many customers to use interest bearing transaction and limited transaction accounts as holding vehicles while they watched rate movements trying to determine the best time to lock in a rate on a longer term product.



   	Average earning assets increased 7.6% in 1994 compared to an
9.7% increase in 1993 and a 24.6% increase in 1992.   As a
financial institution, the Bank's primary investment is loans.
At December 31, 1994, average net loans represented 60.5% of average earning assets. Total average net loans increased during the last three years showing a 6.1% growth from 1993 to 1994, an 8.6% growth from 1992 to 1993, and a 17.9% growth from 1991 to 1992. The loans acquired in the acquisitions previously mentioned accounted for 3.6% of the growth in 1992. Average investments represented 38.7% of average earning assets at December 31, 1994, and increased 11.6% in 1994, increased 11.9% in 1993, and increased 39.8% in 1992. The majority of the excess funds resulting from the acquisition of more deposits than loans was invested in securities due to the absence of increased loan demand in the new market areas in 1992. Average total assets increased during the last three years as evidenced by a 7.4% growth from 1993 to 1994, a 10.3% growth from 1992 to 1993, and a 25.5% growth from 1991 to 1992. Please refer to the color graphs on page 43 that illustrate this growth.





LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT



     	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest-beating liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The accompanying table shows the Bank's rate sensitive position at December 31, 1994, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).



     	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given different rate scenarios is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1994, 1993, and 1992 was 4.68%, 4.58%, and 4.67% respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS



LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE-Rate Sensitivity of Earning Assets and Interest-bearing
Liabilities

(Dollars in Thousands)
                             		              3 Months 		     3-6 		      6-12 		     Over 1
As of December 31, 1994 		                    or Less 		    Months 		    Months 	    Year		      Total
Earning assets
   Loans and leases, net of unearned 	      $  	70,096 	    $ 	44,499 	 $ 	78,247 	  $ 	69,852 	 $	262,694
    Taxable investment securities 		             4,544 		       7,000 		    5,000		     97,002 		  113,546
    Tax-exempt investment securities 		          1,155 		         600 		    1,085		     39,240 		   42,080
        Total earning assets 		                 75,795 		      52,099 		   84,332 		   206,094 	 $	418,320

Interest-bearing liabilities
    NOW and money market accounts 		            43,237 						                          113,250 	 $	156,487
    Savings 								                                                                    35,082 		   35,082
    Time 		                                     21,658 		      26,881 		   51,211 		    25,818 		  125,568
    Time over $100,000 		                        3,767 		       6,610 		   11,640 		     4,153 		   26,170
    Other short-term debt 		                     7,600 		 		         		 		                           7,600
         Total interest-bearing liabilities 		  76,262 		      33,491 		   62,851		    178,303 	 $ 350,907

Noninterest-bearing, net 								                                                      (67,413)

Net asset/liability funding gap 		                (467) 		     18,608 		   21,481		    (39,622)
Cumulative net asset/liability funding gap 	 $   	(467) 	   $ 	18,141	  $ 	39,622 	  $ 	     0

<F9>
Available-for-sale and held-to-maturity securities sere combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS



	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1994, the Corporation had a ratio of average capital to average assets of 9.25%. This compares to a ratio of average capital to average assets of 8.9% at December
31, 1993, and 8.8% at December 31, 1992.



	Cash dividends paid in 1994 were 9.6% more than those paid in 1993. The dividend to net income ratio was 20%. Additional dividends of approximately $12.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1992. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries) and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk- based total capital ratio of 10%, and a core capital to average total assets of 5%.



	As of December 31, 1994, the Bank's core and total risk-based ratios were 16.2% and 17.1% respectively. One year earlier, the comparable ratios were 15.6% and 16.4%, respectively. At year end 1994, the Bank had a ratio of average core equity to total average assets of 9%, up slightly from 8.6% at year end 1993.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Interest Income

   	Total interest income increased 7.3% in 1994 compared to a .4% decrease in 1993 and an increase of 6.6% in 1992. Interest and fees earned on loans increased 8.3% in 1994 compared to a 1.4% decrease in 1993 and a 1.1% increase in 1992. Interest earned on investment securities and other investments increased 5.3% in 1994 compared to a 1.9% increase in 1993 and a 22.7% increase in 1992.



Interest Expense

   	Total interest expense increased 6.9% in 1994 compared to a 10.0% decrease in 1993 and a 6.3% decrease in 1992. The net interest margin (tax equivalent net interest income divided by average earning assets) has remained near 4.6% these last three years as indicated in the LIQUIDITY AND INTEREST RATE
SENSITIVITY MANAGEMENT section above.



    	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.





Non-interest Income and Expense



     	Non-interest income increased 4.2% during 1994 versus a 12.0% increase in 1993 and a 14.0% increase in 1992. Income earned by the Trust Department increased 45% during 1994. Charges for deposit services showed a 5% increase in 1994. The strategy to meet market demand for mortgage loans, while not keeping all of such loans in the bank's portfolio to protect asset flexibility, resulted in an increase in fee income from the sale of mortgages in the secondary market. Sales were at the strongest point during the first quarter of 1994. This also contributed to the increase in non-interest income in 1994. Also during the year, the Bank realized a $244 thousand dollar loss on the sale of a bond mutual fund investment.



    	Non-interest expenses, excluding the provision for possible loan losses, increased 7.6% in 1994 compared to a 9.3% increase in 1993 and a 18.7% increase in 1992. Increased productivity and cost control efforts contributed to this improvement.
Included in this category is Federal Deposit Insurance
Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL AND DIVIDENDS section above for more information concerning the bank's capitalization.





Provision for Possible Loan Losses



    	The provision for loan losses, representing amounts charged against operating income, increased 40.4% in 1994 compared to a 44.1% decrease in 1993 and a 7.7% increase in 1992. Management regularly monitors the allowance for possible losses and considers it to be adequate. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (1) national and local economic conditions, (2) past experience, and (3) Loan Review and Special Assets Committee review. The tables on the next page summarize average loan balances and reconciliations of the allowance for loan losses for each year. Additions to the allowances, which have been charged to operating expenses, are also disclosed.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Provision for Possible Loan Losses (Continued)



    	The next tables present any risk elements in the loan portfolio and include all loans management considers to be potential problem loans. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

                      							                             	December 31,
(DOLLARS IN THOUSANDS) 		                      1994  	 	    1993  	 	   1992  	 	    1991  		     1990

Average amount of loans outstanding       	 $ 	247,791 	  $ 	233,608 	  $ 	215,158 	 $ 	182,561 	 $ 	172,749

Balance of allowance for loan
     losses at beginning of year       	    $ 	  2,024 	  $ 	  2,254    $   	1,917 	 $ 	  1,818 	 $ 	  1,709
 Loans charged-off:
        Loans secured by real estate       		      135 		        396 		        245 		       329 		       -
        Commercial and industrial loans 		          42 		        222 		        124 		       192	         485
        Individuals 		                             246 		        230 		        249 		       249 		        99
             TOTAL LOANS CHARGED OFF 		            423 		        848 		        618 		       770 		       584
Recoveries of loans previously charged off:
        Loans secured by real estate 		              9 		         56 		          3 		       - 		         -
        Commercial and industrial loans 		          36 		         52 		         80 		        56 		        54
        Individuals 		                              36 		         40 		         32 		        33 		         9
             TOTAL RECOVERIES 		                    81 		        148 		        115 		        89 		        63
                NET LOANS CHARGED-OFF 		           342 		        700 		        503		        681 		       521
  Provision charged to operating expenses 		       660 		        470 		        840  		      780 		       630
             BALANCE OF ALLOWANCE FOR
                LOAN LOSSES AT END OF YEAR 		    2,342 		       2,024		      2,254 		     1,917 		     1,818
Ratio of net charge-offs during the
   period to average loans outstanding 		         0.14% 		       0.30% 		     0.23%  		    0.37% 		     0.30%




    	At December 31, 1994, non-accrual loans totaled $2.6 million or 1% of loans. Commercial loans comprised $.349 million of the total, with loans secured by real estate accounting for $1.5
million  and installment loans $.771 million.   All loans that
are ninety days past due are placed in non-accrual status. The gross interest income that would have been recorded in the period then ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, is $193, $189, and $155 for the years ended December 31, 1994, 1993, and 1992 respectively. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
     		                                       1994  		        1993  		        1992  		        1991  		         1990
INTEREST INCOME
  Interest and fees on loans 	           $ 	21,130,914 	 $ 	19,518,742 	 $ 	19,791,548 	 $ 	19,571,295 	 $  	19,623,201

  Interest on investment securities
    Taxable interest 		                      7,012,626 		    6,925,404 		    6,898,114		     5,218,446 		     4,574,130
    Exempt from federal income taxes         2,184,666 		    1,857,168		     1,825,869 		    1,828,738 		     1,687,072
    Dividends 		                               204,948 		       72,054 		      110,874 		      150,823 		       130,106

                                           		9,402,240 		    8,854,626 		    8,834,857 		    7,198,007 		     6,391,308

  Other interest income                        284,384 		      347,287 		      195,744 		      279,165		        428,891

            TOTAL INTEREST INCOME           30,817,538 		   28,720,655		    28,822,149 		   27,048,467 		    26,443,400

INTEREST EXPENSE
  Interest on deposits                      12,770,618 		   11,998,235 		   13,329,557		    14,212,771 		    15,014,327
  Interest on other short-term borrowings       93,286 		       38,339		        47,449 		       63,994 		        78,465

        TOTAL INTEREST EXPENSE     	        12,863,904 		   12,036,574 		   13,377,006 		   14,276,765 		    15,092,792

        NET INTEREST INCOME                 17,953,634 		   16,684,081		    15,445,143 		   12,771,702 		    11,350,608

PROVISION FOR LOAN LOSSES 	                    660,000 		      470,000 		      840,000		       780,000 		       630,000

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		            17,293,634 		   16,214,081    		14,605,143 		   11,991,702 		    10,720,608

NONINTEREST INCOME
  Trust Department income                    1,249,359 		      863,952 		      753,239		       603,701 		       534,187
  Service charges on deposit accounts 		     2,317,992 		    2,206,026   		  2,123,096 		    1,893,355 		     1,662,614
  Other service charges, commissions,
    and fees 		                                336,758		       509,009 		      401,618 		      237,755 		       275,015
  Other operating income 		                    319,466 		      315,108 		      191,363 		       91,440		        141,176
  Investment securities gains (losses)        (243,690) 		      23,896		        28,434 		       15,862 		        11,198

        TOTAL NONINTEREST  INCOME            3,979,885 		    3,917,991 		    3,497,750 		    2,842,113 		     2,624,190

NONINTEREST  EXPENSES
  Salaries and employee benefits             6,247,706 		    5,686,965		     5,283,086 		    4,407,072 		     4,064,617
  Net occupancy expense 		                   1,190,678 		    1,070,971 		      984,650		       797,466 		       700,589
  Furniture and equipment expense            1,069,856 		      889,848		       801,453 		      935,821 		       907,750
  Loss on other real estate 		                   4,000 		      103,122 		      312,064 		       48,398		          -
  Other operating expenses 		                4,996,107 		    4,903,949 		    4,460,696 		    3,572,881 		     2,921,846

        TOTAL  NONINTEREST  EXPENSES        13,508,347		    12,654,855 		   11,841,949 		    9,761,638 		     8,594,802

            INCOME BEFORE PROVISION
            FOR INCOME TAXES 		              7,765,172 		    7,477,217 		    6,260,944		     5,072,177 		     4,749,996

PROVISION FOR INCOME TAXES                   2,203,746 		    2,220,965 		    1,768,840		     1,341,130 		     1,249,284

            NET INCOME                    $ 	5,561,426 	  $ 	5,256,252 	 $  	4,492,104 	 $  	3,731,047 	  $  	3,500,712

EARNINGS PER COMMON SHARE

     (1,400,000 shares) 	                 $       3.97  	 $ 	     3.75 	 $ 	      3.21 	 $ 	     2.67	    $  	     2.50

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





Net Income



    	Net income was 5.8% higher in 1994 than in 1993, 17.0% higher in 1993 than in 1992, and 20.4% higher in 1992 than in 1991. As indicated by the table of comparative data, the Corporation's return on average assets was 1.23% in 1994, 1.25% in 1993, and 1.18% in 1992. The return on equity remains strong at 14.1% in 1994, 14.9% in 1993, and 14.21% in 1992.



Net Interest Margin



    	Mr. Waymon L. Hickman indicated in his opening message to stockholders that 1994 was a difficult year for many forms of investments. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history. It was the first time since 1974 that both stock and bond funds fell in value during the same year. Even with these unfavorable results, an investment in F&M stock increased 18.4% in value, due primarily to very favorable earnings and continued demand for stock.



    	A graph which illustrates an increasing net interest margin during the five years shown was included at the bottom of this page in the materials sent to our stockholders. As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table on page 37 and adjusts the current balance sheet to reflect the impact of different interest rate movements.



EFFECTS OF ECONOMY



    	Current economic conditions have had a definite effect on the reported financial condition and results of operation. Market interest rates declined in 1992 and 1993, resulting in lower yields on earning assets and lower rates on interest-bearing liabilities. The market interest rates increased in 1994, resulting in higher yields on earning assets as well as higher rates on interest-bearing liabilities. Historically, noninterest-bearing demand deposits and regular savings accounts provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1993 and 1994 as these fixed rate and noninterest-bearing deposits continued to provide a relatively stable net yield from this funding source.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS





EFFECTS OF ECONOMY (Continued)



	The closing of some industrial plants that have been long term community neighbors and the reduction of operations in other plants in the area have reduced the impact of increases in the automotive industry in the area. First Farmers and Merchants
Corporation continues to work with local citizens to improve the economic conditions of the area.



SHAREHOLDER  INFORMATION



	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1994, had a market value of $63 million and were held by 1,405 identifiable individuals located mostly in the market area. A small number of additional shareholders cannot be identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.



	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

						                            	Price Range of		      Dividends
						  	                           Common Stock        		Paid
					                              High 	     Low			     Per Share

        	First Quarter 	        $ 	32.00  	$ 	31.00  	  $
	        Second Quarter 		         33.50    		33.50        		0.31
1992  	  Third Quarter 		          33.50  		  33.50
	        Fourth Quarter 		         34.50  	  	33.50		        0.34
                                       		               $   	0.64

	        First Quarter 	        $ 	36.00  	$ 	36.00  	  $
	        Second Quarter 		         37.00  		  37.00  		      0.36
1993  	  Third Quarter 		          38.00  		  37.00
	        Fourth Quarter 		         38.00  		  38.00  		      0.38
						                                                  $ 	  0.73

	        First Quarter 	        $ 	40.00  	$ 	39.00  	  $
	        Second Quarter 		         42.00  		  42.00  		      0.39
1994  	  Third Quarter 		          43.00  		  42.00
	        Fourth Quarter 		         45.00  	  	43.00  		      0.41
                                                  						$   	0.80

	Four color graphs are included on the left hand side of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the next page. The third and fourth graphs illustrate return on stockholders' equity and earnings per share with cash dividends for the last five years. The information for both of these graphs was taken form the "COMPARATIVE DATA" table on the following pages.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS




COMPARATIVE DATA (In Thousands of Dollars)

	                                    	1994  		    1993  		   1992  		    1991  		   1990

AVERAGE ASSETS 	                 $ 	451,953 	$ 	420,760 	$ 	381,379 	$ 	303,851	 $ 	279,969

AVERAGE LOANS (NET) 	            $ 	247,791 	$ 	233,609 	$ 	215,158 	$ 	182,561  $ 	172,749

AVERAGE DEPOSITS 	               $ 	404,412 	$ 	378,782 	$ 	343,128 	$ 	268,495	 $ 	247,461

RETURN ON EQUITY
      AND ASSETS
    Return on average assets 		        1.23% 		    1.25% 		    1.18% 		    1.23%		     1.25%

    Return on beginning equity 		     14.11% 		   14.93% 		   14.21%    		13.01% 	    13.48%
    Average equity to
          average assets 		            9.25% 		    8.90% 		    8.76% 		    9.94% 		    9.77%

COMMON DIVIDEND
       PAYOUT RATIO
    Earnings per share 	         $ 	   3.97 	$ 	   3.75 	$ 	   3.21 	$ 	   2.67 	$	    2.50

    Cash dividends per share 	   $ 	   0.80 	$ 	   0.73 	$ 	   0.64 	$	    0.58 	$ 	   0.56

    Ratio 		                             20% 		      19% 		      20% 		      22% 		      22%

                            						NET INTEREST MARGIN
						                        (in Thousands of Dollars)
                             		1994  		   1993  		   1992  		  1991  		    1990
INTEREST INCOME
     (TAX EQUIVALENT) 	    $ 	32,039 	$ 	29,465 	$ 	29,564 	$ 	27,736 	$ 	27,087

INTEREST EXPENSE 		           12,864 		  12,037 		  13,377 		  14,277 		  15,093

	                          $ 	19,175 	$ 	17,428 	$ 	16,187 	$ 	13,459 	$ 	11,994

NET INTEREST MARGIN* 		         4.68% 		   4.58% 		   4.67% 		   4.84% 		   4.69%

<F10>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.



	In summary, the above table and the graphs on these pages summarize the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization. Each stockholder can be proud of this performance. Our stockholders are the real strength of our organization. Thank you for your help and support.






Item 9.  Disagreements on Accounting and Financial Disclosure.


None.



PART III



Item 10.  Directors and Executive Officers of the Registrant.


The Directors and Executive officers of the Corporation are included in First Farmers and Merchants Corporation's definitive Proxy Statement pursuant to Regulation 14 A, Solicitation of Proxies, which has been filed since March 17, 1995 and which involves the election of Directors. The present terms of Directors and officers extend to April 18, 1995.

Executive Officers of Registrant



The following is a list as of March 8, 1995, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:

				                                  Family		      Positions and
Name		                     Age	  Relationship		     Offices Held

Virgil H. Moore, Jr.		     69		       None	         Chairman of the Board of Directors of FFMC and the Bank.
                                                    Employed in 1954 as Assistant to President.  Named Vice-President
                                                    in 1955.  Named Vice-President and Cashier in 1956.  Promoted
                                                    to First Vice-President in 1958.  Elected Director in 1959 and
                                                    President in 1965. Elected Chairman and Chief Executive Officer
                                                    of the Bank, August 1980. Elected Chairman of the Board of FFMC
                                                    April, 1982.  Relinquished position as Chief Executive Officer of the Bank on December 31, 1990.  Relinquished position as an officer of the Bank on December 31, 1992.

Waymon L. Hickman	         60		       None	         President and Chief Executive Officer and Director of the Bank and
                                                    President of FFMC.  Employed in 1958. Named Assistant Cashier in 1959.
                                                    Named Assistant Vice-President in 1961, and promoted to Vice-President in 1962. Elected First Vice-President and Trust Officer in 1969, and
                                                    promoted in 1973 to Executive Vice-President and Senior Trust Officer.
                                                    Elected President and Chief Administrative Officer, August 1980. Elected
                                                    President of FFMC April, 1982.  Elected Chief Executive officer of the
                                                    Bank in December, 1990.

O'Neill D. Moore		        63		        None	         Senior Vice-President of Bank and Secretary to the Board of Directors
                                                    of FFMC and the Bank. Employed in 1955.  Named Assistant Cashier in 1957,
                                                    and  Cashier in 1958.  Elected Secretary to the Board of Directors of the
                                                    Bank in 1959.  In 1967 promoted to Vice-President and Cashier.
                                                    Promoted to Senior Vice-President in 1973.  Elected Secretary of
                                                    FFMC in 1982.


				                                     Family		   Positions and
Name		                   Age	         Relationship		Offices Held

David I. Wise		          63		         None	         Senior Vice-President, Loan Review Officer, Security Officer and
                                                    Director of the Bank and FFMC. Employed in 1957.  Named Assistant
                                                    Cashier in 1957.  Promoted to Assistant Vice-President in 1961.
                                                    Elected Director of the Bank in 1968.  Promoted to Senior Vice-
                                                    President in 1973.  Elected Director and Vice-President of FFMC
                                                    in April, 1982.  Named Compliance Officer of the Bank in 1987.
                                                    Named Loan Review Officer of the Bank in 1993.

Thomas Randall Stevens	  43		         None	         Executive Vice President and Chief Administrative Officer and
                                                    Director of the Bank.  Director and Vice President of FFMC.
                                                    Employed in 1973.  Promoted to Commercial Bank Officer in 1974.
                                                    Promoted to Assistant Vice President in 1976.  Promoted to Vice
                                                    President in 1979.  Became Vice President and Trust Officer in
                                                    1982.  Promoted to First Vice president in 1984.  Promoted to
                                                    Executive Vice President and Chief Administrative officer in 1990.
                                                    Elected as Director of the Bank in 1991 and Director and Vice President
                                                    of FFMC in 1991.

Edward A. Cox		          72		         None	         Senior Vice President and Director of Planning and Training of the
                                                    Bank and Vice President of FFMC. Employed in 1982.  In 1989 promoted to Vice-President of Bank.  Elected Assistant Secretary of FFMC in
                                                    March 1987. Promoted to Senior Vice President of the Bank in December,
                                                    1990.  Elected Vice President of FFMC in 1991.

 			                                    	Family		   Positions and
Name		                   Age	         Relationship		Offices Held

Patricia N. McClanahan	  51		         None	         Senior Vice President and Controller/Cashier of the Bank and Treasurer
                                                    of FFMC.  Employed in 1980.  Promoted to Internal Bank Auditor in 1981.
                                                    Promoted to Bank Controller in 1984.  Promoted to Bank Controller and
                                                    Cashier in 1987.  Promoted to Bank Vice President and
                                                    Controller/Cashier in 1989.  Promoted to Bank Senior Vice President and
                                                    Controller/Cashier in 1990.  Elected as Treasurer of FFMC in 1991.


Item 11.  Executive Compensation and Transactions.



Information on executive compensation and transactions is included
First Farmers and Merchants Corporation's definitive Proxy Statement pursuant to Regulation 14 A, Solicitation of Proxies, which has been filed since March 17, 1995, and which involves the election of Directors.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.



Security ownership of certain beneficial owners and management is included in First Farmers and Merchants Corporation's definitive Proxy Statement pursuant to Regulation 14 A, Solicitation of Proxies, which has been filed since March 17, 1995, and which involves the election of Directors.


Item 13.  Certain Relationships and Related Transaction.



A discussion of certain relationships and related transaction is included in First Farmers and Merchants Corporation's definitive Proxy Statement pursuant to Regulation 14 A, Solicitation of proxies, which has been filed since March 17, 1995, and which involves the election of directors.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*



	(a)	(1) and (2) - The response to this portion of Item 14 is
submitted as a separate section of this report.



		(3) - The following modules are filed herewith:

 ANNUAL_REPORT_S			       Annual Report to Stockholders

 DEFINITIVE_PROX          Definitive Proxy Statement

 OPINION                  Report of Independent Certified Public Accountants

 OFF_SIGNATURES           Officer Signatures

 DIR_SIGNATURES           Director Signatures


	(d)	Financial Statement Schedules - The response to this
portion of Item 14 is submitted as a separate section of this report.





*By-Laws remain the same as those included in the Form 10-K submitted for the fiscal year ended December 31, 1990. In addition, a Form 8-K was completed and submitted separately regarding a purchase that was consummated January 24, 1992.

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST FARMERS AND MERCHANTS CORPORATION





BY	/s/ Waymon L. Hickman

	     Waymon L. Hickman, President

   		 (Chief Executive Officer)





Date	            April 11, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





	/s / Thomas Randall Stevens

	     Thomas Randall Stevens, Vice President

      (Chief Administrative Officer)





Date	            April 11, 1995





	/s / Patricia N. McClanahan

	     Patricia N. McClanahan, Treasurer

      (Principal Accounting Officer)





Date	            April 11, 1995

Signatures -- continued



/s/ Kenneth A. Abercrombie          	   /s/ Sam D. Kennedy

    Kenneth A. Abercrombie, Director	       Sam D. Kennedy, Director

    Date      April 11, 1995               	Date     April 11, 1995




/s/ James L. Bailey, Jr.              	/s/  Tillman Knox

    James L. Bailey, Jr., Director	         Tillman Knox, Director

    Date      April 11, 1995               	Date     April 11, 1995



/s/ Harlan D. Bowsher                	/s/ Joe E. Lancaster

    Harlan D. Bowsher, Director          	Joe E. Lancaster, Director

    Date      April 11, 1995             	Date      April 11, 1995



/s/ H. Terry Cook, Jr.              	 /s/ Virgil H. Moore, Jr.

    H. Terry Cook, Jr., Director	         Virgil H. Moore, Jr., Director

    Date      April 11, 1995             	Date     April 11, 1995


/s/ W. J. Davis, Jr.                 	/s/ Thomas Randall Stevens

    W. J. Davis, Jr., Director	           Thomas Randall Stevens, Director

    Date      April 11, 1995             	Date     April 11, 1995



/s/ Tom Napier Gordon                    	/s/ Dan C. Wheeler

    Tom Napier Gordon, Director	              Dan C. Wheeler, Director

    Date      April 11, 1995                 	Date   April 11, 1995



/s/ Edwin W. Halliday                    	/s/ David I. Wise

    Edwin W. Halliday, Director              	David I. Wise, Director

    Date      April 11, 1995                 	Date    April 11, 1995



/s/ Waymon L. Hickman                   	/s/ W. Donald Wright

    Waymon L. Hickman, Director	             W. Donald Wright, Director

    Date      April 11, 1995                	Date    April 11, 1995

ANNUAL REPORT ON FORM 10-K



ITEM 14(a)(1) and (2) ITEM 14(d)



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



YEAR ENDED DECEMBER 31, 1994



FIRST FARMERS AND MERCHANTS CORPORATION



COLUMBIA, TENNESSEE

FORM 10-K -- ITEM 14(a)(1) and (2)



FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.



The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 1994, are referenced in Item 8 and included in the Annual Report to Stockholders:


	Consolidated balance sheets -- December 31, 1994 and 1993


	Consolidated statements of income -- Years ended December 31, 1994, 1993, and 1992


	Consolidated statements of cash flows -- Years ended December 31, 1994, 1993, and 1992


	Notes to consolidated financial statements -- December 31, 1994


The following financial statement schedules of First Farmers and Merchants Corporation and subsidiary are included in Item 14(d):


	None



All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by
Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore, have been omitted.

EXHIBIT INDEX


FIRST FARMERS AND MERCHANTS CORPORATION



Exhibit Number			              	Title or Description


	ANNUAL_REPORT_S        			Annual Report to  Stockholders

 OPINION                   Report of Independent Certified Public
                           Accountants

 DEFINITIVE_PROX           Definitive Proxy Statement

 OFF_SIGNATURES            Officer Signatures

 DIR_SIGNATURES            Director Signatures