Form 10-Q
period 1995-03-31
FIRST FARMERS & MERCHANTS CORP
filed 1995-05-10
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549





FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934



For the quarter ended March 31, 1995

Commission file number 0-10972





 First Farmers and Merchants Corporation

	(Exact name of registrant as specified in its charter)







       Tennessee
                                        62-1148660

 (State or other jurisdiction of
 incorporation or organization)  		(I.R.S. Employer Identification No.)









		816 South Garden Street
  Columbia, Tennessee                        38402 - 1148

 (Address of principal executive offices) 			(Zip Code)


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

Yes   X     No





	Indicate the number of shares outstanding of each of the
issuer's common stock, as of March 31, 1995.    1,400,000  shares





				This filing contains   10 pages.

PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements


	The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended
March 31, 1995, are as follows:


	Consolidated balance sheets - March 31, 1995, and December 31,
1994.


	Consolidated statements of income - For the three months ended March 31, 1995, and March 31, 1994.


	Consolidated statements of cash flows - For the three months ended March 31, 1995, and March 31, 1994.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 1995 and DECEMBER 31, 1994

                 ASSETS 		                             1995  		            1994

Cash and due from banks   	                      $ 	25,065,698 	     $ 	26,735,526
Federal funds sold   		                              6,750,000 		           -
Securities
  Available for sale (amortized cost
    $7,052,011 and $12,646,156 respectively  ) 	  	  6,959,434 		       12,565,226
  Held to maturity (fair value $137,882,175
    and $138,892,331 respectively) 		              139,520,229       		143,061,031
       Total securities 		                         146,479,663 		      155,626,257
Loans, net of unearned income  		                  270,891,568 		      262,694,120
  Allowance for possible loan losses    		          (2,523,486)		       (2,342,290)
       Net loans 	  	                              268,368,082 		      260,351,830

Bank premises and equipment, at cost less
allowance for depreciation and amortization    		    6,216,985 		        6,193,080
Other assets 		                                     11,711,064 		       11,887,492

     TOTAL ASSETS 	                              $	464,591,492 	     $	460,794,185

LIABILITIES
  Deposits
    Noninterest-bearing 	                        $ 	61,338,076 	     $ 	61,845,878
    Interest-bearing (including certificates
      of deposit over $100,000:
      1995 - $35,122,549; 1994 - $26,169,831)  	  	352,885,826 		      343,306,545
        Total deposits 		                          414,223,902 		      405,152,423
    Federal funds purchased 		                          - 		             7,000,000
    Dividends payable 		                                - 		               574,000
    Accounts payable and accrued liabilities 		      5,106,663		         4,239,636

     TOTAL LIABILITIES          		                 419,330,565 		      416,966,059
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock - $10 par value, authorized
    4,000,000 shares; 1,400,000 shares issued
    and outstanding 		                              14,000,000		        14,000,000
  Retained earnings 		                              31,316,473 		       29,876,683
  Net unrealized loss on available-for-sale
    securities, net of tax 		                          (55,546) 		         (48,557)

     TOTAL STOCKHOLDERS' EQUITY 	  	                45,260,927 		       43,828,126

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	$	464,591,492 	     $	460,794,185
                                                  		UNAUDITED 		           (A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1994, has been taken from the audited financial statements at that date.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                                       		    March 31,
		                                                     1995          		 1994

INTEREST INCOME
  Interest and fees on loans 	                     $ 	5,996,217 	   $ 	4,833,093

  Interest on investment securities
    Taxable interest
      Available-for-sale 		                             132,954 		       432,628
      Held-to-maturity 		                             1,503,173 		     1,303,755
    Exempt from federal income tax 		                   544,260 		       530,936
    Dividends 		                                         35,087 		        32,831
		                                                    2,215,474 		     2,300,150

     Other interest income 		                            32,537 		        43,650

         TOTAL INTEREST INCOME 		                     8,244,228 		     7,176,893

INTEREST EXPENSE
  Interest on deposits 		                             3,598,330 		     2,977,760
  Interest on other short term borrowings 		             56,155 		         8,252

         TOTAL INTEREST EXPENSE 		                    3,654,485 		     2,986,012

         NET INTEREST INCOME 		                       4,589,743 		     4,190,881
  PROVISION FOR POSSIBLE LOAN LOSSES 		                 145,000 		        60,000

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES 		               4,444,743		      4,130,881

NONINTEREST  INCOME
  Trust department income 		                            358,672 		       240,322
  Service charges on deposits accounts 		               599,848 		       548,048
  Other service charges, commissions, and fees 		        54,055		        134,592
  Other operating income 		                              92,151 		        88,134
  Investment securities gains (losses) 		                (2,348) 		        9,695

         TOTAL NONINTEREST INCOME                     1,102,378        1,020,791

NONINTEREST  EXPENSES
     Salaries and employee benefits 		                 1,604,622 		    1,508,052
     Net occupancy expense 		                            302,844 		      317,953
     Furniture and equipment expense 		                  278,185 		      238,698
     Other operating expenses 		                       1,409,232 		    1,216,822

         TOTAL NONINTEREST EXPENSES 		                 3,594,883 		    3,281,525

           INCOME BEFORE PROVISION FOR
             INCOME TAXES 		                           1,952,238 		    1,870,147

PROVISION FOR INCOME TAXES 		                            512,448 		      528,638

             NET INCOME  	                          $ 	1,439,790 	   $	1,341,509

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	                  $ 	     1.03 	   $ 	    0.96

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS  ENDED MARCH 31, 1995 and 1994

(Unaudited)

                                                          	 	1995  	 	     1994
OPERATING ACTIVITIES

  Net income 	                                          $ 	1,439,790 	$ 	1,341,508
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Excess (deficiency) of provision for possible
     loan losses over net charge offs 	 	                    181,196 	 	    41,858
    Provision for depreciation and amortization of
     premises and equipment 	 	                              145,893 	 	   132,989
    Amortization of deposit base intangibles 	 	              42,005 		     42,005
    Amortization of investment security premiums,
     net of accretion of discounts 	 	                       186,428 	 	    23,637
    Increase in cash surrender value of life insurance
     contracts 	 	                                           (16,928)   	 	(31,863)
    Deferred income taxes 	 	                                (70,805) 	 	   30,050
   (Increase) decrease in
     Interest receivable 	 	                                 (80,101) 	 	 (450,865)
     Other assets 	 	                                        295,268 	 	 1,274,869
    Increase (decrease) in
     Interest payable 	 	                                    331,357   	    56,897
     Other liabilities 	 	                                   535,670 	 	   533,101

      TOTAL ADJUSTMENTS 	 	                                1,549,983 	 	 1,652,678

      NET CASH PROVIDED BY OPERATING ACTIVITIES 		         2,989,773 	 	 2,994,186

INVESTING ACTIVITIES

  Proceeds from maturities, calls, and sales of
   available-for-sale securities 	 	                       8,039,866 	 	    -
  Proceeds from maturities and calls of
   held-to-maturity securities 	 	                         1,155,000 	 	 3,973,153
  Purchases of investment securities
   Available-for-sale 	 	                                    (34,700)  	 	  -
   Held-to-maturity 	 	                                     (200,000) 	(14,283,732)
  Net increase in loans 	 	                               (8,197,448)  	 	(985,105)
  Purchases of premises and equipment 	 	                   (169,798) 	 	 (213,786)

      NET CASH USED BY INVESTING ACTIVITIES 	 	              592,920	 	(11,509,470)

FINANCING ACTIVITIES

  Net increase in noninterest-bearing and
   interest-bearing deposits 	 	                           9,071,479 	 	20,414,374
  Net increase (decrease) in short term borrowings 		     (7,000,000) 	  	(109,042)
  Cash dividends 	 	                                        (574,000) 	 	 (525,000)

     NET CASH PROVIDED BY FINANCING ACTIVITIES 		          1,497,479 	 	19,780,332

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	 	   5,080,172 	 	11,265,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR 	 	        26,735,526 		 23,042,168

CASH AND CASH EQUIVALENTS AT END OF YEAR     	          $ 31,815,698 	$	34,307,216

      The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

Item 2.   Management's Discussion and Analysis of Financial
Condition



Material Changes in Financial Condition



	Average total assets were $458 million at the end of the first three months of 1995 compared to $442 million at the end of the first three months of 1994. Period-end assets were $464.5 million compared to $460.7 million at December 31, 1994, and $454.3 at March 31, 1994. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.



SECURITIES



	At March 31, 1995, the Corporation's investment securities portfolio had $6.9 million available-for-sale securities and $139.5 million held-to-maturity securities. This compares to $12.5 and $26.7 million available-for-sale securities and $143.0 and $133.6 million held-to-maturity securities at December 31, 1994, and March 31, 1994, respectively. The liquidity portion of the current portfolio, $6.9 million or 5% of the total portfolio, is an integral part of the asset/liability management process. As such, it represents an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Items held for these purposes were classified as "available-for-sale" after the adoption of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized losses on available-for-sale securities were $89 thousand at March 31, 1995. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the 95% balance of the portfolio and these securities are reported at amortized cost. The 5% liquidity portion of the current portfolio is down from 8% of the portfolio at year end and 17% of the portfolio at the end of the first quarter last year. The liquidity portion of the current securities portfolio has declined during the first quarter of 1995 because those funds were used to fund expanding loan growth.



LOANS



	The average loan portfolio of the Corporation's subsidiary increased $16.1 million or 6.5% in the first three months of 1995 compared to a $7.9 million or 3.4% increase in the first three months of 1994. This growth reflects the expanded loan demand in the service area. Commercial loans posted the largest increase, 13.8% during the first quarter of 1995 and 25.0% since March 31, 1994. Personal loans increased 6.9% during the first quarter of 1995 and 11.3% since March, 1994, while loans secured by real estate posted a 4.6% growth for the first three months of 1995 and 5.6% growth since March, 1994.



	The Corporation's subsidiary loan review function and Special Assets Committee reviewed approximately 7% of the average dollar value of the loan portfolio during the first three months of 1995. After this review, loans totaling $4.8 million, 1.8% of the portfolio, were classified as other assets especially mentioned at March 31, 1995, which is up from the $3.9 million so classified at December 31, 1994. Loans totaling $10.4 million, 3.9% of the portfolio, were classified as substandard at March 31, 1995, compared to $12.5 million so classified at December

31, 1994. Loans totaling $.5 million, .2% of the portfolio, were classified as doubtful at March 31, 1995, compared to $.9 million at December 31, 1994. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans totaling $2.1 million, .8% of the total portfolio, were nonperforming at the end of the first three months of 1995 compared to $2.6 million and $2.0 million at December 31, 1994 and March 31, 1994, respectively. Nonperforming loans are those which are accounted for on a non-accrual basis. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.



DEPOSITS



	Average deposits of the Corporation's subsidiary were $406.1 million for the first three months of 1995 compared to $404.4 and $398.4 for the year ended December 31, 1994 and for the first three months of 1994, respectively. Short and medium term rate increases caused depositors to move money from interest-bearing checking accounts which decreased 4.6% during the first quarter of 1995 to longer term interest-bearing products like certificates. Certificates of deposit under $100,000 increased 2.6% and certificates of deposit over $100,000 increased 22.8% during the first quarter of 1995.



CAPITAL



 	Average shareholders' equity was $44.8 million at March 31, 1995, compared to $40.0 million at March 31, 1994, an increase of 12.0%. Average shareholders' equity increased 7.1% during the first three months of 1995 compared to an increase of 6.8% during the first three months of 1994. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.



	At March 31, 1995, the Corporation had an equity capital to asset ratio of 9.8% compared to a 9.3% ratio at December 31, 1994 and an 9.0% ratio at March 31, 1994. At the close of the first three months of 1995, additional dividends of approximately $10.1 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.



	Regulatory risk-adjusted capital adequacy standards were strengthened during 1993. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of March 31, 1995, the Bank's core and total risk-based ratios were 16.2% and 17.1% respectively. The comparable ratios were 16.2% and 17.1% at year end, 1994. At March 31, 1995, the Bank had a ratio of average core capital to average total assets of 9.5% compared to 9.0% at December 31, 1994.


Material Changes in Results of Operations

	During the first three months of 1995, the Corporation's consolidated income totaled $1.4 million compared to $1.3 million for the first three months of 1994. The Corporation's total interest income during the first three months of 1995 was $8.2 million compared to $7.2 million during the first three months of 1994. This was a increase of 14.9%. Loan income was up 24.1%, while investment income showed a decrease of 4.1%.



	Interest expense increased 22.4% during the first three months of 1995. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the three months ended March 31, 1995, was 4.7%, compared to 4.4% for the corresponding period in 1994.



	The provision for loan losses was $145,000 for the first three months of 1995 compared to $60,000 for the first three months of 1994, which was a 141.7% increase. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (a) national and local economic factors; (b) past experience; and (c) Loan Review and Special Assets Committee review governed by the provisions of Statement of Financial Accounting Standards No. 114 (SFAS
114/118), "Accounting for Impaired Loans". Recoveries of $99 thousand exceeded charge offs of $62 thousand for the first three months of 1995, compared to net charge offs of $21 thousand for the first three months of 1994. The ratio of net charge offs to net average loans outstanding has been less than .5% for the last five years and below the usual ratio for the industry.



	There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first quarter of 1995. The carrying value of Other
Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures are included in the carrying value for Other Real
Estate at March 31, 1995, and total $555 thousand which compares to $545 thousand and $561 thousand at December 31, 1994, and March 31, 1994, respectively.



	Non-interest income increased 8.0% during the first three months of 1995 compared to the same period of 1994. Fee income from providing fiduciary services is included in this total and increased over 49%. Non-interest expense increased 9.6% during the first three months of 1995 compared to the same period of 1993. The largest increase was in furniture and equipment expense which increased 16.5%.

SIGNATURES


   	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    FIRST FARMERS AND MERCHANTS CORPORATION
                                   (Registrant)






Date      May 8, 1995              			      /s/ Waymon L. Hickman
                                       								 Waymon L. Hickman,
                                           									President
                                       								(Chief Executive Officer)




Date      May 8, 1995          			         /s/ Patricia N. McClanahan
                                       								Patricia N. McClanahan,
                                             							Treasurer
                                      								(Principal Accounting Officer)