Form 10-Q
period 1995-06-30
FIRST FARMERS & MERCHANTS CORP
filed 1995-08-11
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended June 30, 1995

Commission file number 0-10972





			First Farmers and Merchants Corporation

	(Exact name of registrant as specified in its charter)







	 Tennessee         		                    	  	 62-1148660

(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation


		816 South Garden Street
  Columbia, Tennessee                   		  38402 - 1148
(Addres of principal executive offices) 		   (Zip Code)



	   (615) 388-3145

(Registrant's telephone number, including area code)



Former name, former address and former fiscal year, if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No


	Indicate the number of shares outstanding of each of the
issuer's common stock, as of June 30, 1995.    1,400,000  shares


				This filing contains   10   pages.

PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements


	The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June
30, 1995, are as follows:


	Consolidated balance sheets - June 30, 1995, and December 31,
1994.

	Consolidated statements of income - For the three months and six months ended June 30, 1995, and June 30, 1994.

	Consolidated statements of cash flows - For the six months ended June 30, 1995, and June 30, 1994.

     FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1995 and DECEMBER 31, 1994
ASSETS 					                                           	 1995  		            1994
Cash and due from banks 					                      $ 	23,345,140 	     $ 	26,735,526
Federal funds sold 						                                 - 		                -
Securities
 Available for sale (amortized cost $11,117,128
  and $12,646,156 respectively) 	 			                 11,192,428 		       12,565,226
 Held to maturity (fair value $132,086,088 and
  $138,892,331 respectively) 						                  131,520,698 	      	143,061,031
     Total securities 						                         142,713,126 		      155,626,257
Loans, net of unearned income  						                280,288,137 		      262,694,120
 Allowance for possible loan losses  						           (2,630,466)		       (2,342,290)
     Net loans 						                                277,657,671 		      260,351,830
Bank premises and equipment, at cost less
 allowance for depreciation and amortization 						    6,193,894 		        6,193,080
Other assets 						                                   10,926,843 		       11,887,492

     TOTAL ASSETS 					                            $	460,836,674 	     $	460,794,185

LIABILITIES
 Deposits
  Noninterest-bearing 					                        $ 	57,561,550 	     $ 	61,845,878
  Interest-bearing (including certificates of
   deposit over $100,000: 1995 - $32,841,057;
   1994 - $26,169,831)                         						349,094,761 		      343,306,545
     Total deposits 						                           406,656,311 		      405,152,423
 Federal funds purchased 						                        2,400,000 		        7,000,000
 Dividends payable 						                                602,000 		          574,000
 Accounts payable and accrued liabilities 						       4,912,106		         4,239,636

     TOTAL LIABILITIES 						                        414,570,417 		      416,966,059


STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued and
  outstanding 						                                  14,000,000 		       14,000,000
 Retained earnings 						                             32,221,077 		       29,876,683
 Net unrealized loss on available-for-sale
  securities, net of tax 						                           45,180 		          (48,557)

     TOTAL STOCKHOLDERS' EQUITY 						                46,266,257 		       43,828,126

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $	460,836,674 	     $	460,794,185
                                                						UNAUDITED 		           (A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1994, has been taken from the audited financial statements at that date.

                            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                       		THREE MONTHS ENDED 			   	     SIX MONTHS ENDED
                                             		JUNE 30, 		 		               JUNE 30,
                                       		1995        		1994     	   	 1995  		      1994
INTEREST INCOME
 Interest and fees on loans 	      $ 	6,415,087   	$ 	5,133,008    	$	12,411,304 	$ 	9,966,101
 Interest on investment securities
  Taxable interest
   Available-for-sale 		                121,034 		      424,424 		       253,988 		    857,052
   Held-to-maturity 		                1,470,362 		    1,451,301		      2,973,535 		  2,755,056
  Exempt from federal income tax 		     535,627 		      538,480		      1,079,887 		  1,069,416
  Dividends 		                           59,098 		       92,437 		        94,185 		    125,268
                                    		2,186,121 		    2,506,642 		     4,401,595 		  4,806,792
 Other interest income 		                39,561 		       25,199 		        72,098 		     68,849

     TOTAL INTEREST INCOME 		         8,640,769 		    7,664,849		     16,884,997 		 14,841,742

INTEREST EXPENSE
 Interest on deposits 		              3,802,293 		    3,130,081 		     7,400,623 		  6,107,841
 Interest on other short term
  borrowings 		                          54,301 		       18,229		        110,456 		     26,481

     TOTAL INTEREST EXPENSE 		        3,856,594 		    3,148,310		      7,511,079 		  6,134,322

     NET INTEREST INCOME 		           4,784,175 		    4,516,539 		     9,373,918 		  8,707,420
PROVISION FOR POSSIBLE LOAN LOSSES 		   140,000 		      255,000 		       285,000		     315,000

     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		    4,644,175		     4,261,539 		     9,088,918 		  8,392,420

NONINTEREST  INCOME
 Trust department income 		             310,747 		      312,174 		       669,419		     552,496
 Service charges on deposits
  accounts 		                           667,212 		      608,715		      1,267,060 		  1,156,763
 Other service charges, commissions,
  and fees 		                            55,518		        81,000 		       109,573 		    215,591
 Other operating income 		               73,519 		       66,937 		       165,670		     155,071
 Investment securities gains (losses) 		      0 		      (78,281)		        (2,348) 		   (68,585)

     TOTAL NONINTEREST  INCOME 		     1,106,996 		      990,545		      2,209,374 		  2,011,336

NONINTEREST  EXPENSES
 Salaries and employee benefits 		    1,633,842 		    1,535,336		      3,238,464 		  3,043,388
 Net occupancy expense 		               291,736 		      308,523 		       594,580		     626,476
 Furniture and equipment expense 		     395,437 		      239,224		        673,622 		    477,922
 Loss on other real estate 		            50,724 		        4,000 		        50,724 		      4,000
 Other operating expenses 		          1,282,852 		    1,157,490		      2,692,084 		  2,374,311

    TOTAL NONINTEREST EXPENSES 		     3,654,591 		    3,244,573		      7,249,474 		  6,526,097

      INCOME BEFORE PROVISION FOR
        INCOME TAXES 		               2,096,580 		    2,007,511		      4,048,818 		  3,877,659

PROVISION FOR INCOME TAXES 		           589,977 		      566,493 		     1,102,425		   1,095,131

     NET INCOME  	                 $ 	1,506,603 	   $ 	1,441,018 	  $ 	2,946,393 	$ 	2,782,528
EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	   $ 	     1.08 	   $ 	     1.03 	  $ 	     2.10 	$ 	     1.99

                       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS  ENDED JUNE 30, 1995 and 1994
                                              (Unaudited)
                                        		    1995  		                 1994
OPERATING ACTIVITIES
 Net income 	                            $ 	2,946,393 	            $ 	2,782,528
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Excess (deficiency) of provision
     for possible loan losses over
     net charge offs    		                    288,175 	 	               116,437
    Provision for depreciation and
     amortization of premises and
     equipment 		                             298,962 		                265,978
    Amortization of deposit base
     intangibles 		                            84,010		                  84,010
    Amortization of investment security
     premiums, net of accretion of
     discounts 		                             181,912 		                395,362
    Increase in cash surrender value of
     life insurance contracts 		              (33,857) 		               (57,422)
    Deferred income taxes 		                  (95,434) 		               (86,411)
    (Increase) decrease in
     Interest receivable 		                   (15,648) 		              (470,159)
     Other assets 		                        1,115,315 		              1,614,759
    Increase (decrease) in
     Interest payable 		                      407,310 		                 31,953
     Other liabilities 		                     265,160 		                463,428

     TOTAL ADJUSTMENTS 		                   2,495,905 		              2,357,935

     NET CASH PROVIDED BY OPERATING
      ACTIVITIES		                          5,442,298 		              5,140,463

INVESTING ACTIVITIES
 Proceeds from maturities, calls, and
  sales of available-for-sale securities 		 7,044,872 		              5,125,537
 Proceeds from maturities and calls of
  held-to-maturity securities 		           10,751,992 		              7,265,000
 Purchases of investment securities
  Available-for-sale 		                    (3,118,400) 		            (1,033,500)
  Held-to-maturity 		                      (1,947,244) 		           (28,876,161)
 Net increase in loans 		                 (17,594,016) 		            (5,974,620)
 Purchases of premises and equipment 		      (299,776) 		              (296,281)

     NET CASH USED BY INVESTING
      ACTIVITIES                         		(5,162,572) 		           (23,790,025)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
  interest-bearing deposits 		              1,503,888 		             19,876,172
 Net increase (decrease) in short term
  borrowings		                             (4,600,000) 		             1,190,958
 Cash dividends 		                           (574,000) 		              (525,000)

     NET CASH PROVIDED BY FINANCING
      ACTIVITIES		                         (3,670,112) 		            20,542,130

     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS		                   (3,390,386) 		             1,892,568

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR 		                                26,735,526		              23,042,168

CASH AND CASH EQUIVALENTS AT END OF
 YEAR                                    $ 23,345,140 	            $	24,934,736

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

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

	Average total assets were $462 million at the end of the first six months of 1995 compared to $449 million at the end of the first six months of 1994. Period-end assets were $460.8 million compared to $460.7 million at December 31, 1994, and $456.4 at June 30, 1994. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.



SECURITIES



	At June 30, 1995, the Corporation's investment securities portfolio had $11.2 million available-for-sale securities and $131.5 million held-to-maturity securities. This compares to $12.5 and $24.5 million available-for-sale securities and $143.0 and $142.6 million held-to-maturity securities at December 31, 1994, and June 30, 1994, respectively. The liquidity portion of the current portfolio, $11.2 million or 8% of the total portfolio, is an integral part of the asset/liability management process. As such, it represents an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Items held for these purposes were classified as "available-for-sale" after the adoption of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized gains on available-for-sale securities were $75 thousand at June 30, 1995. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the 92% balance of the portfolio and these securities are reported at amortized cost. The 8% liquidity portion of the current portfolio is same percent as it was at year end but down from 15% of the portfolio at the end of the second quarter last year.
 The liquidity portion of the current securities portfolio has declined during the first two quarters of 1995 because those funds were used to fund expanding loan growth in the expanded service area.

LOANS

	The average loan portfolio of the Corporation's subsidiary increased $20.9 million or 8.5% in the first six months of 1995 compared to a $9.3 million or 4.0% increase in the first six months of 1994. This growth reflects the expanded loan demand in the service area. Commercial loans posted the largest increase, 16.4% during the first two quarters of 1995 and 23.0% since June 30, 1994. Personal loans increased 11.1% during the first two quarters of 1995 and 13.8% since June 30, 1994, while loans secured by real estate posted a 5.9% growth for the first six months of 1995 and 7.1% growth since June 30, 1994.

	The Corporation's subsidiary loan review function and Special Assets Committee reviewed approximately 32% of the average dollar value of the loan portfolio during the first six months of 1995. After this review, loans totaling $5.5 million, 2.0% of the portfolio, were classified as other assets especially mentioned at June 30, 1995, which is up from the $3.9 million so classified at December 31, 1994. Loans totaling $6.1 million,
2.3% of the portfolio, were classified as substandard at June
30, 1995, compared to $12.5 million so classified at December
31, 1994.

 Loans totaling $5.2 million, 1.9% of the portfolio, were classified as doubtful at June 30, 1995, compared to $.9 million at December 31, 1994. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans totaling $5.3 million, 2.0% of the total portfolio, were nonperforming at the end of the first six months of 1995 compared to $2.6 million and $1.1 million at December 31, 1994 and June 30, 1994, respectively. Nonperforming loans are those which are accounted for on a non-accrual basis. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.



DEPOSITS

	Average deposits of the Corporation's subsidiary were $408.1 million for the first six months of 1995 compared to $404.4 and $403.9 for the year ended December 31, 1994 and for the first six months of 1994, respectively. Short and medium term rate increases caused depositors to move money from interest-bearing checking accounts, which decreased 6.8% during the first half of 1995, to longer term interest-bearing products like certificates. Certificates of deposit under $100,000 increased
5.0% and certificates of deposit over $100,000 increased 22.7% during the first half of 1995.


CAPITAL

 	Average shareholders' equity was $45.5 million at June 30, 1995, compared to $40.1 million at June 30, 1994, an increase of 13.5%. Average shareholders' equity increased 8.8% during the first six months of 1995 compared to an increase of 8.6% during the first six months of 1994. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.


	At June 30, 1995, the Corporation had an equity capital to asset ratio of 9.9% compared to a 9.3% ratio at December 31, 1994 and an 9.1% ratio at June 30, 1994. At the close of the first six months of 1995, additional dividends of approximately $11 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.


	Regulatory risk-adjusted capital adequacy standards were strengthened during 1993. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of June 30, 1995, the Bank's risk-based core and total capital ratios were 16.1% and 17.1% respectively. The comparable ratios were 16.2% and 17.1% at year end, 1994. At June 30, 1995, the Bank had a ratio of average core capital to average total assets of 9.7% compared to 9.0% at December 31, 1994.


Material Changes in Results of Operations

	During the first six months of 1995, the Corporation's consolidated income totaled $2.9 million compared to $2.8 million for the first six months of 1994. The Corporation's total interest income during the first six months of 1995 was $16.9 million compared to $14.8 million during the first six months of 1994. This was a increase of 13.8%. Loan income was up 24.5%, while investment income showed a decrease of 8.2%.


	Interest expense increased 22.4% during the first six months of 1995. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the six months ended June 30, 1995, was 4.8%, compared to 4.6% for the corresponding period in 1994.

	The provision for loan losses was $285,000 for the first six months of 1995 compared to $315,000 for the first six months of 1994, which was a 9.5% decrease. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (a) national and local economic factors; (b) past experience; and (c) Loan Review and Special
Assets Committee review governed by the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114/118), "Accounting for Impaired Loans". Recoveries of $178 thousand exceeded charge offs of $168 thousand for the first six months of 1995, compared to net charge offs of $198 thousand for the first six months of 1994. The ratio of net charge offs to net average loans outstanding has been less than .5% for the last five years and below the usual ratio for the industry.


	Write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first half of 1995 amounted to $54 thousand. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures are included in the carrying value for Other Real Estate at June 30, 1995, and total $534 thousand which compares to $545 thousand and $556 thousand at December 31, 1994, and June 30, 1994, respectively.


	Non-interest income increased 9.9% during the first six months of 1995 compared to the same period of 1994. Fee income from providing fiduciary services is included in this total and increased over 21%. Non-interest expense increased 11.1% during the first six months of 1995 compared to the same period of 1994. The largest increase was in furniture and equipment expense which increased 40.9%.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)









Date             August 10, 1995

       /s/ Waymon L. Hickman
		         Waymon L. Hickman,
          	   President
       	(Chief Executive Officer)




Date            August 10, 1995

       /s/ Patricia N. McClanahan
           Patricia N. McClanahan,
                		Treasurer
      	 (Principal Accounting Officer)