Form 10-Q
period 1995-09-30
FIRST FARMERS & MERCHANTS CORP
filed 1995-11-14
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549





FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934



For the quarter ended September 30, 1995

Commission file number 0-10972





        First Farmers and Merchants Corporation

(Exact name of registrant as specified in its charter)



        Tennessee                                 62-1148660

(State or other jurisdiction     		(I.R.S. Employer Identification No.)
of incorporation or organ-
ization)



		816 South Garden Street

  Columbia, Tennessee                           38402 - 1148

(Address of principal executive offices) 		  	  	(Zip Code)



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

Yes   X     No


	Indicate the number of shares outstanding of each of the
issuer's common stock, as of September 30, 1995.    1,400,000 shares



				This filing contains   11  pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


	The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended
September 30, 1995, are as follows:


	Consolidated balance sheets - September 30, 1995, and December
31, 1994


	Consolidated statements of income - For the three months and nine months ended September 30, 1995, and September 30, 1994


	Consolidated statements of cash flows - For the nine months
ended 	September 30, 1995, and September 30, 1994

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 1995 and DECEMBER 31, 1994
           ASSETS 	           	       	 	 	 	1995  	          	1994


Cash and due from banks 	 	 	 	       	$ 	23,214,903 	   $ 	26,735,526
Federal funds sold 	 	 	 	 	 	                - 	              	-
Securities
  Available for sale (amortized
   cost $10,960,928 and
   $12,646,156 respectively) 	 	   	 	 	 	11,050,948     	 	12,565,226
  Held to maturity (fair value
   $129,826,110 and $138,892,331
   respectively)              	 	 	 	 	 	128,696,976 	    	143,061,031

        Total securities 	 	 	 	      	 	139,747,924 	    	155,626,257
Loans, net of unearned income  	 	 	 	  	287,152,888 		    262,694,120
  Allowance for possible loan losses 	 	 	(2,612,572) 	    	(2,342,290)

        Net loans 	             	 	 	 	 	284,540,316    	 	260,351,830
Bank premises and equipment, at cost
 less allowance for depreciation
 and amortization  	 	 	 	              	 	6,221,955 	      	6,193,080
Other assets 	 	                   	 	 	 	11,294,500 	 	    11,887,492

        TOTAL ASSETS         	 	 	 	 	$ 	465,019,598 	  $ 	460,794,185


           LIABILITIES

Deposits
 Noninterest-bearing 	 	 	          		$  	59,565,599 	  $  	61,845,878
 Interest-bearing (including
  certificates of deposit over
  $100,000: 1995 - $34,055,940;
  1994 - $26,169,831)  	 	              	350,689,333 	    	343,306,545

        Total deposits        	 	 	 	 	 	410,254,932 	    	405,152,423
Federal funds purchased 	 	 	 	         	 	1,800,000      	 	7,000,000
Dividends payable 	 	 	 	                       	 	0 	 	       574,000
Accounts payable and accrued
 liabilities 	 	 	 	 	                    	5,199,039 	 	     4,239,636

          TOTAL LIABILITIES 	 	   	 	 	 	417,253,971 	    	416,966,059

STOCKHOLDERS' EQUITY
 Common stock - $10 par value,
  authorized 4,000,000 shares;
  1,400,000 shares issued and
  outstanding 	 	 	 	 	                  	14,000,000 	     	14,000,000
 Retained earnings 	 	 	 	 	             	33,711,614 	     	29,876,683
 Net unrealized loss on available-for-
  sale securities, net of tax      	 	 	 	 	 	54,013 	 	       (48,557)

        TOTAL STOCKHOLDERS' EQUITY 	   	 	47,765,627 	     	43,828,126

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY 	 	 		$ 	465,019,598 	  $ 	460,794,185

                               	 	 	 	 	 	UNAUDITED 	         	(A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1994, has been taken from the audited financial statements at that date.


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME
                                	 	     (Unaudited)

                                        	 	THREE MONTHS ENDED 	     	 	   	NINE MONTHS ENDED
                                           	 	SEPTEMBER 30, 	 	 	            	SEPTEMBER 30,
                                       	 	1995  	 	       1994  	 	       1995  	 	      1994

INTEREST INCOME
 Interest and fees on loans         	   $ 	6,619,392 	  $ 	5,327,183 	  $	19,030,696 	 $	15,293,284

 Interest on investment securities
  Taxable interest
   Available-for-sale 	 	                    141,051 	 	     354,355        	395,039 	 	    865,120
   Held-to-maturity 	 	                    1,370,750 	 	   1,503,464      	4,344,285 	 	  4,604,808
  Exempt from federal income tax 	          	539,137 	 	     554,009 		    1,619,024 	 	  1,623,424
  Dividends 	 	                               41,895 	 	      35,945 	 	     136,080 	 	    161,213
                                        	 	2,092,833 	 	   2,447,773 	 	   6,494,428 	 	  7,254,565
 Other interest income 	 	                     7,987 	 	      25,451 	 	      80,085 		      94,300

          TOTAL INTEREST INCOME 	 	        8,720,212 	 	   7,800,407 		   25,605,209 	 	 22,642,149

INTEREST EXPENSE
 Interest on deposits 	 	                  3,897,170 	 	   3,248,157 		   11,297,793 	 	  9,355,998
 Interest on other short term
  borrowings 	                            	   41,430 	 	      24,060	 	      151,886 	 	     50,540
          TOTAL INTEREST EXPENSE 	 	       3,938,600 	 	   3,272,217 		   11,449,679 	 	  9,406,538
          NET INTEREST INCOME 	 	          4,781,612 	 	   4,528,190 		   14,155,530 	 	 13,235,611
PROVISION FOR POSSIBLE LOAN LOSSES 	 	       180,000 	 	     225,000 		      465,000 	 	    540,000

          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES      	4,601,612 	    	4,303,190 	 	  13,690,530 	 	 12,695,611

NONINTEREST  INCOME
 Trust department income 	 	                 256,724 	 	     252,292 	 	     926,143 		     804,787
 Service charges on deposits accounts    	 	 682,633 	 	     585,239	 	    1,949,693 	 	  1,742,001
 Other service charges, commissions,
  and fees 	 	                               100,732 		       59,822 	 	     210,305 	 	    275,414
 Other operating income 	 	                   83,437 	 	      87,608 	 	     249,107 		     242,679
 Investment securities gains (losses) 	 	      3,530 	 	    (161,012)	 	       1,182 	 	   (229,598)
          TOTAL NONINTEREST INCOME 	 	     1,127,056 	 	     823,949 		    3,336,430 	 	  2,835,283

NONINTEREST  EXPENSES
 Salaries and employee benefits 		         1,669,796 		    1,534,157		     4,908,260 		   4,577,545
 Net occupancy expense 		                    316,028 		      302,501 		      910,608		      928,976
 Furniture and equipment expense 		          324,315 		      245,704		       997,937 		     723,626
 Loss on other real estate 		                      0 		            0 		       50,724 		       4,000
 Other operating expenses 		               1,247,383 		    1,218,211		     3,939,467 		   3,592,522
          TOTAL NONINTEREST EXPENSES 	 	   3,557,522      	3,300,573 	 	  10,806,996 	 	  9,826,669

          INCOME BEFORE PROVISION FOR
           INCOME TAXES 	 	                2,171,146 	 	   1,826,566	 	    6,219,964 	 	  5,704,225

PROVISION FOR INCOME TAXES 	 	               680,609 	 	     508,942 	 	   1,783,034 		   1,604,073

          NET INCOME  	                 $ 	1,490,537 	  $ 	1,317,624 	  $ 	4,436,930 	 $ 	4,100,152

EARNINGS PER COMMON SHARE

 (1,400,000 outstanding shares) 	       $ 	     1.06 	  $ 	     0.94 	  $ 	     3.17 	 $ 	     2.93

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                     NINE MONTHS  ENDED SEPTEMBER 30, 1995 and 1994
                                   	(Unaudited)
                                                               		1995     		      1994
OPERATING ACTIVITIES

 Net income 	                                              $ 	4,436,930 	  $ 	4,100,152
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Excess (deficiency) of provision for
    possible loan losses over net charge offs           		      270,282 		      261,304
   Provision for depreciation and amortization
    of premises and equipment 		                                484,654 		      398,968
   Amortization of deposit base intangibles           		        126,015		       126,015
   Amortization of investment security premiums,
    net of accretion of discounts 		                            313,505 		      436,416
   Increase in cash surrender value of life
    insurance contracts 		                                      (50,785) 		     (67,759)
   Deferred income taxes 		                                    (106,248) 		    (133,969)
  (Increase) decrease in
    Interest receivable 	                                     	(396,882)     		(781,218)
    Other assets 	                                           	1,123,463 		    1,414,095
   Increase (decrease) in
    Interest payable                                           	260,517 		      (15,206)
   Other liabilities 		                                         698,886 		      761,666

          TOTAL ADJUSTMENTS 		                                2,723,407 		    2,400,312

          NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                       		7,160,337   		  6,500,464

INVESTING ACTIVITIES

 Proceeds from maturities, calls, and sales of
  available-for-sale securities 		                            7,210,554   		 16,586,963
 Proceeds from maturities and calls of
  held-to-maturity securities 		                             14,748,992   		  7,358,830
 Purchases of investment securities
  Available-for-sale 		                                      (3,143,100)   		(1,033,500)
  Held-to-maturity 		                                        (3,251,618) 	 	(29,740,043)
 Net increase in loans 	                                   	(24,458,768)  		(11,429,030)
 Purchases of premises and equipment 		                        (513,529) 		    (316,840)

          NET CASH USED BY INVESTING ACTIVITIES  	          	(9,407,469) 		 (18,573,620)

FINANCING ACTIVITIES

 Net increase in noninterest-bearing and
  interest-bearing deposits 		                                5,102,509 	     8,960,664
 Net increase (decrease) in short term
  borrowings                                               		(5,200,000) 		   5,390,958
 Cash dividends 		                                           (1,176,000) 		  (1,071,000)

          NET CASH PROVIDED BY FINANCING ACTIVITIES   		     (1,273,491) 		  13,280,622

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 		(3,520,623) 	  	 1,207,466

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR 		            26,735,526		    23,042,168

CASH AND CASH EQUIVALENTS AT END OF YEAR 	                $ 	23,214,903 	  $	24,249,634


	The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and foornotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

	Average total assets were $462 million at the end of the first nine months of 1995 compared to $452 million at the end of the first nine months of 1994. Period-end assets were $465 million compared to $460.7 million at December 31, 1994, and $450.7 at September 30, 1994. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.


SECURITIES

	At September 30, 1995, the Corporation's investment securities portfolio had $11.1 million available-for-sale securities and $128.7 million held-to-maturity securities. This compares to $12.5 and $13.6 million available-for-sale securities and $143.0 and $142.8 million held-to-maturity securities at December 31, 1994, and September 30, 1994, respectively. The liquidity portion of the current portfolio, $11.1 million or 8% of the total portfolio, is an integral part of the asset/liability management process. As such, it represents an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Items held for these purposes were classified as "available-for-sale" after the adoption of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity
Securities", and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized gains on available-for-sale securities were $90 thousand at September 30, 1995. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the 92% balance of the portfolio and these securities are reported at amortized cost. The 8% liquidity portion of the current portfolio is the same as it was at year end but down slightly from 9% of the portfolio at the end of the third quarter last year. The liquidity portion of the current securities portfolio has declined during the first three quarters of 1995 because those funds were used to fund expanding loan growth.


LOANS

	The average loan portfolio of the Corporation's subsidiary increased $25 million or 10.1% in the first nine months of 1995 compared to an $11.7 million or 5% increase in the first nine months of 1994. This growth reflects the expanded loan demand in the service area. Commercial loans posted the largest increase, 19.1% during the first three quarters of 1995.
Personal loans increased 13.9% during the first three quarters of 1995, while loans secured by real estate posted a 7% growth for the first nine months of 1995.


	The Corporation's subsidiary loan review function and Special Assets Committee reviewed approximately 50% of the average dollar value of the loan portfolio during the first nine months of 1995. After this review, loans totaling $2.4 million, .8% of the portfolio, were classified as other assets especially mentioned at September 30, 1995, which is down from the $3.9 million so classified at December 31, 1994. Loans totaling
$10.1 million, 3.5% of the portfolio, were classified as substandard at September 30, 1995, compared to $12.5 million so classified at December 31, 1994. Loans totaling $2.8 million, 1% of the portfolio, were classified as doubtful at September 30, 1995, compared to $.9 million at December 31, 1994.
Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans totaling $5.5 million, 2% of the total portfolio, were nonperforming at the end of the first nine months of 1995 compared to $2.6 million at December 31, 1994. Nonperforming loans are those which are accounted for on a non-accrual basis. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected.


DEPOSITS

	Average deposits of the Corporation's subsidiary were $408.4 million for the first nine months of 1995 compared to $404.4 and $404.7 for the year ended December 31, 1994 and for the first nine months of 1994, respectively. Short and medium term rate increases prompted depositors to move money out of interest-bearing checking accounts which resulted in the average transaction interest-bearing deposits to decrease 13.2% during the first three quarters of 1995 while longer term interest-bearing products like certificates showed increases. Certificates of deposit under $100,000 increased 6.5% and certificates of deposit over $100,000 increased 23.9% during the first three quarters of 1995.


CAPITAL

 	Average shareholders' equity was $46.1 million at September 30, 1995, compared to $41.8 million at December 31, 1994, an increase of 10.2%. This compares to an increase of 9.9% during the first nine months of 1994. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.

	At September 30, 1995, the Corporation had an equity capital to asset ratio of 10.0% compared to a 9.3% ratio at December 31, 1994 and an 9.1% ratio at September 30, 1994. At the close of the first nine months of 1995, additional dividends of approximately $12.5 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.

	Regulatory risk-adjusted capital adequacy standards were strengthened during 1993. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of September 30, 1995, the Bank's core and total risk-based ratios were 16.9% and 17.8% respectively. The comparable ratios were 16.2% and 17.1% at year end, 1994. At September 30, 1995, the Bank had a ratio of average core capital to average total assets of 9.8% compared to 9.0% at December 31, 1994.


Material Changes in Results of Operations

	During the first nine months of 1995, the Corporation's consolidated income totaled $4.4 million compared to $4.1 million for the first nine months of 1994. The Corporation's total interest income during the first nine months of 1995 was $25.6 million compared to $22.6 million during the first nine months of 1994. This was an increase of 13.1%. Loan income was up 24.4%, while investment income showed a decrease of 10.5%. Maturities and sales of securities have been a source of funds for the strong loan growth discussed earlier.

	Interest expense increased 21.7% during the first nine months of 1995. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the nine months ended September 30, 1995, was 4.8%, compared to 4.7% at December 31, 1994, and 4.6% for the corresponding period in 1994.

	The provision for loan losses was $465,000 for the first nine months of 1995 compared to $540,000 for the first nine months of 1994, which was a 13.9% decrease. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (a) national and local economic factors; (b) past experience; and (c) Loan Review and Special Assets Committee review governed by the provisions of Statement of Financial Accounting Standards No. 114 (SFAS
114/118), "Accounting for Impaired Loans". Charge offs of $394 thousand exceeded recoveries of $199 thousand resulting in net charge offs of $195 thousand for the first nine months of 1995, compared to net charge offs of $279 thousand for the first nine months of 1994. The ratio of net charge offs to net average loans outstanding has been less than .5% for the last five years and below the usual ratio for the industry.


	There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the third quarter of 1995. The carrying value of Other
Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures are included in the carrying value for Other Real
Estate at September 30, 1995, and total $500 thousand which compares to $545 thousand and $556 thousand at December 31, 1994, and September 30, 1994, respectively.


	Non-interest income increased 17.7% during the first nine months of 1995 compared to the same period of 1994. Fee income from providing fiduciary services is included in this total
and increased over 15%   Non-interest expense increased 9.9% during
the first nine months of 1995 compared to the same period of 1993. The largest increase was in furniture and equipment expense which increased 37.9% and includes expenses related to the new data processing and communication network technology upgrade completed in the last quarter of 1994.

SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





          FIRST FARMERS AND MERCHANTS CORPORATION
                       (Registrant)







Date  November 10, 1995        			      /s/ Waymon L. Hickman
                                   								 Waymon L. Hickman,
                                       									President
                           								     (Chief Executive Officer)




Date  November 10, 1995    			         /s/ Patricia N. McClanahan
                                   								Patricia N. McClanahan,
                                       									Treasurer
                              								(Principal Accounting Officer)