Form 10-K
period 1995-12-31
FIRST FARMERS & MERCHANTS CORP
filed 1996-03-26
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                               FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


                For the fiscal year ended December 31, 1995
                      Commission file number 0-10972


                 First Farmers and Merchants Corporation
        (Exact name of registrant as specified in its charter)

     Tennessee                                       62-1148660
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                    No.)


 816 South Garden Street
  Columbia, Tennessee                               38402 - 1148
(Address of principal executive offices)      				   (Zip Code)


                            (615) 388-3145
           (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
       	Title of each class			       Name of each exchange on which registered
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


The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 1, 1996, was none.


               APPLICABLE ONLY TO CORPORATE REGISTRANTS

	Indicate the number of shares outstanding of each of the
issuer's common stock, as of  March 1, 1996.   1,400,000  shares

               This filing contains   61    pages.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for 1995 Annual Stockholders Meeting of
April 16, 1996. -- Parts I and III

(2)	Annual Report to Stockholders for Year Ended December 31,
1995. -- Parts I and II

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee


We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank"), as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


As discussed in Notes 1 and 2 to the consolidated financial statements, effective January 1, 1994, the Corporation and the Bank changed their method of accounting for investments in debt and equity securities. Also, as discussed in Notes 1 and 3, effective January 1, 1995, the Corporation and the Bank adopted the method of accounting for impaired loans prescribed in Statement of Financial Accounting Standards No. 114, as amended by No. 118.




Nashville, Tennessee
February 23, 1996

PART I

Item 1.  Business.

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated Financial Statements which are attached to and made a part of Annual Report to Stockholders which is attached hereto as
Exhibit 13.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 and 1994
ASSETS 		                                    1995   		             1994

Cash and due from banks 	                    $ 	31,281,706       $ 	26,735,526
Securities
 Available for sale (amortized cost
  $10,875,527 and $12,646,156
  respectively) 		                              11,269,006 		       12,565,226
 Held to maturity (fair value
  $128,829,961 and $138,892,331
  respectively) 		                             127,662,682 		      143,061,031
    Total securities - Note 2 		               138,931,688       		155,626,257
Loans, net of unearned income - Note 3   	  	  291,930,311       		262,694,120
 Allowance for possible loan losses
  - Note 4 		                                   (2,678,386)       		(2,342,290)
    Net loans 		                               289,251,925 		      260,351,830
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                      6,397,936 		        6,193,080
Other assets 		                                 11,171,993 		       11,887,492

   TOTAL ASSETS 	                            $ 477,035,248 	     $	460,794,185

LIABILITIES

Deposits
 Noninterest-bearing 	                       $ 	67,420,536 	     $ 	61,845,878
 Interest-bearing (including
 certificates of deposit over $100,000:
 1995 - $30,593,803; 1994 - $26,169,831) 	    	343,357,525 		      343,306,545
    Total deposits 		                          410,778,061 		      405,152,423
 Federal funds purchased 		                     10,000,000 		        7,000,000
 Dividends payable 		                              630,000 		          574,000
 Other short term liabilities 		                 1,955,000 		          600,000
 Accounts payable and accrued liabilities 		     4,675,712 		        3,639,636

    TOTAL LIABILITIES 		                       428,038,773         416,966,059

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued
  and outstanding - Note 1                    		14,000,000 		       14,000,000
 Retained earnings - Note 6 		                  34,760,389 	       	29,876,683
 Net unrealized loss on available-for-sale
  securities, net of tax 		                        236,086 		          (48,557)
    TOTAL STOCKHOLDERS' EQUITY 		               48,996,475 		       43,828,126

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY 	                                $	477,035,248 	     $ 460,794,185

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                                              						Net Unrealized
			   		                                                           	Gain (Loss) On
                                    		Common  		    Retained 		    Available-for-sale
                                    		Stock   	    	Earnings    	    	Securities   	   	   Total

BALANCE AT JANUARY 1, 1993 	      $ 	7,000,000 	  $	28,201,005   	   $  	- 	           $	35,201,005
Net income for the year 		               - 		        5,256,252 		        - 		             5,256,252
Cash dividends declared,
 $.73 per share 		                       - 		       (1,022,000) 		       - 		            (1,022,000)
Net unrealized loss on mutual
 fund investment 		                      - 		          (27,684) 		       -		                (27,684)

BALANCE AT DECEMBER 31, 1993 		      7,000,000 		   32,407,573 		        -		             39,407,573
Cumulative effect of change in
 accounting principle (net of
 deferred income taxes of
 $171,405)  - Note 1 		                  - 		           27,684		       229,424 		           257,108
Two-for-one stock split - Note 1 		  7,000,000 		   (7,000,000) 		       -		                  -
Net income for the year 		               - 		        5,561,426 		        - 		             5,561,426
Cash dividends declared, $.80
 per share 		                            - 		       (1,120,000) 		       -		             (1,120,000)
Net unrealized loss on available-
 for-sale securities, net of tax 		      - 		            - 		         (277,981) 		         (277,981)

BALANCE AT DECEMBER 31, 1994 		     14,000,000 		   29,876,683		       (48,557) 		       43,828,126
Net income for the year 		               - 		        6,115,706 		        - 		             6,115,706
Cash dividends declared, $.88
 per share 		                            - 		       (1,232,000) 		       -		             (1,232,000)
Net unrealized gain on available-
 for-sale securities, net of tax		       - 		            - 		          284,643 		           284,643

BALANCE AT DECEMBER 31, 1995 	    $	14,000,000 	  $	34,760,389 	     $	236,086 	       $	48,996,475

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                         		1995  		       1994  		       1993

INTEREST INCOME
 Interest and fees on loans 	         $	25,857,982  	$	21,130,914 	 $	19,518,742

 Income on investment securities
  Taxable interest 		                    6,179,492 		   7,185,169 		   6,925,404
  Exempt from federal income tax 		      2,156,813 		   2,184,666 		   1,857,168
  Dividends 		                             177,790      		204,948       		72,054
                                       		8,514,095 		   9,574,783 	   	8,854,626

 Other interest income 	                  	121,492 		     111,841 		     347,287

    TOTAL INTEREST INCOME 		            34,493,569 		  30,817,538		   28,720,655

INTEREST EXPENSE
 Interest on deposits 		                15,247,875 		  12,770,618 		  11,998,235
 Interest on other short term
  borrowings 		                            174,370 		      93,286		       38,339

    TOTAL INTEREST EXPENSE 		           15,422,245 		  12,863,904		   12,036,574

    NET INTEREST INCOME 		              19,071,324 		  17,953,634		   16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES - Note 4 		                        670,000 		     660,000		      470,000

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 		       18,401,324		   17,293,634 		  16,214,081

NONINTEREST  INCOME
 Trust department income 		              1,251,642 		   1,249,359 		     863,952
 Service fees on deposit accounts 		     2,697,332 		   2,317,992		    2,206,026
 Other service fees, commissions,
  and fees 		                              300,407		      336,758 		     509,009
 Other operating income 		                 322,634 		     319,466 		     315,108
 Available for sale securities
  gains (losses) 		                          1,182		     (243,690) 		     23,896

    TOTAL NONINTEREST  INCOME 		         4,573,197 		   3,979,885		    3,917,991

NONINTEREST  EXPENSES
 Salaries and employee benefits 		       6,620,827 		   6,247,706		    5,686,965
 Net occupancy expense 		                1,279,434 		   1,190,678 		   1,070,971
 Furniture and equipment expense 		      1,382,769 		   1,069,856		      889,848
 Loss on other real estate 		               50,724 		       4,000 		     103,122
 Other operating expenses 		             5,006,292 		   4,996,107		    4,903,949

    TOTAL NONINTEREST EXPENSES 		       14,340,046		   13,508,347 		  12,654,855

    INCOME BEFORE PROVISION FOR
     INCOME TAXES 		                     8,634,475 		   7,765,172		    7,477,217

PROVISION FOR INCOME TAXES - Note 8 		   2,518,769 		   2,203,746		    2,220,965

    NET INCOME  	                     $ 	6,115,706 	 $ 	5,561,426 	 $ 	5,256,252

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares) 	     $ 	     4.37 	 $ 	     3.97 	 $ 	     3.75

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
		                                   1995     		      1994            		1993

OPERATING ACTIVITIES

 Net income   	                 $ 	6,115,706 	   $ 	5,561,426     	$ 	5,256,252
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
  Excess (deficiency) of
   provision for possible
   loan losses over net
   charge offs 		                    336,096 	      	318,639	         	(230,083)
  Provision for depreciation
   and amortization of
   premises and equipment 		         645,816 		      589,045 		         591,486
  Amortization of deposit
   base intangibles 		               168,020		       168,020 		         168,020
  Amortization of investment
   security premiums, net of
   accretion of discounts 		         641,104 		      678,968		          747,224
  Increase in cash surrender
   value of life insurance
   contracts 	                      	(65,936) 		     (75,287) 		       (103,175)
  Deferred income taxes 		          (233,403) 		    (163,907) 		         24,080
  (Increase) decrease in
   Interest receivable  		          (255,109) 	    	(992,872) 	        	364,303
   Other assets  	                  	912,162 		      344,572 		      (1,171,225)
  Increase (decrease) in
   Interest payable 	               	577,137 		      222,605 		        (206,742)
   Other liabilities 		              458,939 		      287,975 		          38,024

    TOTAL ADJUSTMENTS 		           3,184,826 		    1,377,758		          221,912

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES        		9,300,532 		    6,939,184 		       5,478,164

INVESTING ACTIVITIES

 Proceeds from maturities,
  calls, and sales of
  available-for-sale
  securities 		                    7,306,453 		   25,152,051 		           -
 Proceeds from maturities and
  calls of held-to-maturity
  securities 		                   18,848,992 		    5,092,000 		      30,497,983
 Purchases of investment
  securities
  Available-for-sale 		           (3,168,200) 		 (16,942,994) 		          -
  Held-to-maturity 		             (6,459,372) 		 (19,495,987)		     (39,789,407)
 Net increase in loans 		        (29,236,191) 	 	(18,778,658)     		(18,710,584)
 Purchases of premises and
  equipment 		                      (850,672) 		    (418,586)		        (222,279)
 Proceeds from redemption of
  annuities and life insur-
  ance contracts 						                                                 229,275
 Purchase of single premium
  life insurance contracts 		          - 		            - 		            (730,000)

    NET CASH USED BY
     INVESTING ACTIVITIES      		(13,558,990) 		 (25,392,174) 		    (28,725,012)

FINANCING ACTIVITIES

 Net increase in noninterest-
  bearing and interest-bearing
  deposits  		                     5,625,638      16,217,348	       	18,384,169
 Net increase (decrease) in
  short term borrowings 		         4,355,000		     7,000,000 		         (77,537)
 Cash dividends                 		(1,176,000) 	  	(1,071,000) 		       (966,000)

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES        		8,804,638 		   22,146,348 		      17,340,632

    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS        		4,546,180 		    3,693,358 		      (5,906,216)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR 		          26,735,526		    23,042,168 		      28,948,384

CASH AND CASH EQUIVALENTS AT
 END OF YEAR 	                  $	31,281,706 	   $	26,735,526 	    $ 23,042,168

<F3>
The accompanying notes are an integral part of the consolidated financial statements.

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

 		As of December 31, 1995, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau and Columbia State Community College.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks, three (3) savings and loan associations, and several credit unions located in the marketing area.

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

Use of Estimates in the Preparation of Financial Statements

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1995, amounted to approximately $8.3 million.

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

		On November 15, 1995, the Financial Accounting Standards Board issued a guide for implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at that date and account for resulting reclassifications as a transfer until December 31, 1995.
Reclassification from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of a bank to hold other debt securities to maturity in the future. The Bank did not reclassify any debt securities as a result of this one-time reassessment.

Loans

		Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114, as amended by
SFAS 118), "Accounting by Creditors for Impairment of a Loan".
The statement specifies how allowances for credit losses related to certain loans should be determined and addresses the accounting for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Consequently, interest accruals are discontinued on loans that are ninety days past-due. All loans

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loans (Continued)

in non-accrual status and loans in the two most severe Loan
Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

		When a loan is collateral dependent, impairment is measured based on the observable market price or the fair value of the collateral. For other loans, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Positive changes in the net present value of an impaired loan will in no event be used to increase the value of a loan above the amount of the loan.

	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure. or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.
 Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $482,945 at December 31, 1995, and $544,540 at
December 31, 1994.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established by charges to operations based on the evaluation of the impairment of loans by Loan Review, the Special Assets Committee, and the Credit Administrator. Impairments in loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration.

Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3-33 years.
 Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Trust Department Income

		Trust department income is recognized on the accrual basis in the applicable period earned.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock Split

		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributed May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1995 - $168,020;  1994 - $168,020;  and  1993 - $168,020.

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		The following tables reflect the amortized value and fair value of investment securities.


                            		      Amortized 		                Gross Unrealized 		 		         Fair
	                                    	Value 		               Gain           	   Loss 		        Value

December 31, 1995

Available-for-sale securities

 U.S. Treasury 	                  $ 	5,064,421 	          $  	72,679 	         $   	- 	      $ 	5,137,100
 U.S. Government agencies 		         3,279,968 		             72,268 		             2,570		     3,349,666
 Other securities 		                 2,531,138 	             254,102 		             3,000 		    2,782,240
 	                                $	10,875,527 	          $ 	399,049 	         $   	5,570 	  $	11,269,006

Held-to-maturity securities

 U.S. Treasury                   	$	61,426,813 	          $ 	295,846 	         $  	59,359 	  $	61,663,300
 U.S. Government agencies 		        23,498,204 		            267,237 		            48,041		    23,717,400
 States and political subdivisions		42,415,025 		            934,439		            241,048 		   43,108,416
 Other securities 		                   322,640 		             18,205 		             - 		          340,845
                                 	$127,662,682 	          $1,515,727 	         $ 	348,448 	  $128,829,961

December 31, 1994

Available-for-sale securities
 U.S. Treasury 	                  $ 	7,094,657 	          $   	4,695 	         $  	50,352 	  $ 	7,049,000
 U.S. Government agencies 		         5,551,499 		              3,892 		            39,165		     5,516,226
	                                 $	12,646,156 	          $   	8,587           $  	89,517 	  $	12,565,226

Held-to-maturity securities
 U.S. Treasury 	                  $	71,997,419 	          $  	66,784 	         $1,862,503 	  $	70,201,700
 U.S. Government agencies 		        28,527,740 		             21,631 		         1,006,621		    27,542,750
 States and political subdivisions 	39,786,156 		            493,613		          1,804,009 		   38,475,760
 Other securities 		                 2,749,716 		              3,210 		            80,805 		    2,672,121
                                 	$143,061,031 	          $ 	585,238 	         $4,753,938 	  $138,892,331


		Securities with an amortized value of $93,101,954 and $81,583,779 at December 31, 1995 and 1994, respectively (fair value: 1995 - $93,937,766; 1994 - $80,148,047), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1995, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net gains realized in 1995 and net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.


            		                         1995       		1994        		1993

       Pre-tax gains (losses) 	    $   	1,182 	  $(243,690) 	  $ 	23,896
       Tax effect 		                     (473) 		   97,476 		     (9,558)
       After-tax gains (losses) 	   $  	  709 	  $(146,214) 	  $ 	14,338


         FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the maturity, call, or sale of available-for-sale securities were $7,306,453, $25,152,051, and $-0- during 1995, 1994, and 1993 respectively. Proceeds from the maturity or call of held-to-maturity securities were $18,848,992, $5,092,000, and $30,497,983 during 1995, 1994, and
1993 respectively. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions in 1994. Gross gains of $23,896 and gross losses of $ -0- were realized on the dispositions in 1993. At December 31, 1995, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

	 	The following table shows the amortized value, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1995, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                             		Amortized 	       	Fair 	 	   Yield
                                                		Cost 	   	     Value 		    (Unaudited)
Available-for-sale securities
U.S. Treasury
 Within one year 	                           $ 	2,019,183 	   $ 	2,029,400 		   6.2%
 After one but within five years 		             3,045,238 		     3,107,700		    6.5%
U.S. Government agencies
 Within one year 		                             1,000,000 		     1,002,500 		   6.1%
 After one but within five years 		             1,996,231 		     2,066,000		    7.6%
 After ten years 		                               283,737 		       281,166 		   6.2%
Other securities 		                             2,531,138 		     2,782,240 		   8.9%
	                                            $	10,875,527 	   $	11,269,006

Held-to-maturity securities
U.S. Treasury
 Within one year 	                           $	39,167,894 	   $ 39,306,700 		   6.1%
 After one but within five years 		            22,258,919 		    22,356,600		    5.6%
U.S. Government agencies
 Within one year 		                            11,023,204 		    11,062,500 		   6.1%
 After one but within five years 		            12,475,000 		    12,654,900		    6.1%
 After five but within ten years 		                - 	 	            - 	 	        -
States and political subdivisions
 Within one year 		                             3,244,962 		     3,296,024 		  10.0%
 After one but within five years 		            12,357,917 		    12,741,932		    8.7%
 After five but within ten years 		            23,148,235 		    23,191,943		    7.6%
 After ten years 		                             3,663,911 		     3,678,517 		   7.8%
Other securities
 After one but within five years 		               322,640 		       340,845 		   8.0%
	                                            $127,662,682 	   $128,629,961

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

		A summary of loans outstanding by category follows.


  		                                                1995  		          1994
Loans secured by real estate
Loans secured by real estate
 Construction  and  land development   	       $ 	7,399,095 	    $ 	8,036,802
 Farmland 		                                      7,849,137 		      7,942,187
 Lines of credit 		                                 339,108         		240,976
 1-4 family residential property - first lien  	111,016,393     		100,548,761
 1-4 family residential property - junior lien   	7,177,285       		7,219,546
 Multifamily residential property 		              3,729,687 		      4,775,515
 Non farm, non residential property 		           44,224,353 		     41,734,848
    Subtotal 		                                 181,735,058 		    170,498,635

Commercial and  industrial loans
 Commercial  and  industrial 		                  51,758,675 		     44,870,150
 Taxable municipal loans 		                         270,000 		        300,000
 All other loans 		                                  88,239 		        187,405
    Subtotal 		                                  52,116,914 		     45,357,555

Tax exempt municipal loans 		                     1,485,071 		        748,116

Loans to individuals
 Agricultural production 		                       3,659,215 		      3,823,296
 Lines of credit 		                                 135,230 		        103,249
 Individuals for personal expenditures 	        	53,026,209      		42,341,597
 Purchase or carry securities 		                     - 		                 655
    Subtotal 		                                  56,820,654 		     46,268,797

Lease financing 		                                   - 		               1,408

                                              		292,157,697 		    262,874,511

Less:
 Net unamortized loan origination fees 		          (225,368) 		      (176,606)
 Unearned interest income 		                         (2,018) 		        (3,785)
 Allowance for possible loan losses 		           (2,678,386)		     (2,342,290)

	                                              $289,251,925 	    $260,351,830


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1995, follows.


                                    	 	(In Thousands of Dollars)
                             		Within 		     One to 		    After
		                            One Year 	  	Five Years 		 Five Years  		Total

     Fixed rate loans 	       $ 	62,923 	   $ 	47,100 	  $ 	23,735   $	133,758
     Variable rate loans 	     	113,389 	     	26,949 		    18,062 		  158,400

 	                            $	176,312 	   $ 	74,049 	  $ 	41,797 	 $	292,158


	Loans having recorded investments of $5,856,000 at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $456,000. Interest received on these loans during 1995 was $532,873. Prior to adoption of SFAS 114, non-performing loans were those which were accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 at December 31, 1994.

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
An analysis of activity with respect to such loans for the years ended December 31, 1995 and 1994, follows.


                                  		Balance at
                	                  	Beginning  				                 Amount      		Amount      Balance at
                                 		 of Year 		      Additions 		  Collected 	  	Written Off 		End of Year

      1995
 Aggregate of certain party loans 	 $ 6,494,271  	 $	7,020,665 	 $	5,908,932 	 $ 	  - 	       $ 7,606,004

      1994
 Aggregate of certain party loans 	 $	6,563,577 	  $	5,081,776 	 $	5,151,082 	 $    - 	       $	6,494,271



		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1995 or 1994.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

		Changes in the allowance for possible loan losses are as follows:


       		                                    1995   		     1994   		     1993

Balance at beginning of year 	           $	2,342,290 	 $	2,023,651 	 $	2,253,735
Provision charged to operating expenses    		670,000 		    660,000		     470,000
Loan losses:
 Loans charged off 		                       (555,957) 		  (422,831) 		  (847,535)
 Recoveries on loans previously
  charged off                              		222,053      		81,470     		147,451

Balance at end of year 	                 $	2,678,386 	 $	2,342,290 	 $	2,023,651



		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

NOTE 5 - BANK PREMISES AND EQUIPMENT

		The components of premises and equipment are as follows:


                                                1995               1994
        Land 	                              $ 1,204,288 	      $	1,204,288
        Premises 		                           6,648,329 		       6,629,567
        Furniture and equipment 		            3,949,617 		       3,816,320
        Leasehold improvements 		               879,695 		         474,770
                                           		12,681,929 		      12,124,945
Less allowance for depreciation and
 amortization 		                             (6,283,993)		      (5,931,865)

	                                           $	6,397,936 	      $	6,193,080


		Annual provisions for depreciation and amortization total $645,816 for 1995, $589,045 for 1994, and $591,486 for 1993.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,287,900 at December 31, 1995.

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1995, additional dividends of approximately $13,500,000 could have been declared by the Bank to the Corporation without regulatory agency approval.



NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2000. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $660,121, $409,764, and $254,121 for equipment leases, and $111,649,
$97,966, and $82,030 for building leases, in 1995, 1994, and
1993, respectively. Future minimum lease commitments as of December 31, 1995, under all noncancelable operating leases with initial terms of one year or more follow.

                    1996                        	 $ 	671,934
                  		1997  	              	           671,934
                  		1998  		                         636,511
                  		1999  		                           5,088
                  		2000  	 	                          5,088

     Total future minimum lease payments 	    		  $1,990,555

/TABLE>


NOTE 8 - FEDERAL AND STATE INCOME TAXES

		The provisions for income taxes consist of the following:



                                     		1995         		1994        		1993

Current:
 Federal 	                         $ 2,166,566 	  $	1,831,848 	  $	1,754,003
 State 		                              585,606 		     503,433 		     442,882
    Total current 	                  2,752,172 		   2,335,281 		   2,196,885

Deferred:
 Federal 		                           (198,393) 		   (111,805) 		     20,468
 State 		                              (35,010) 		    (19,730) 		      3,612
    Total deferred                    (233,403) 		   (131,535) 		     24,080

  Total provision for
    income taxes 	                 $ 2,518,769 	  $	2,203,746 	  $	2,220,965


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		The deferred tax effects of principal temporary differences are shown in the following table:

                		                         1995  		      1994  		      1993

Allowance for possible loan losses 	  $ 	815,315 	  $ 	682,877 	  $ 	555,421
Installment loan reporting 		               - 		          - 		         6,865
Write-down of other real estate 		       177,120 		    159,120 		    157,520
Deferred compensation 		                 256,139 		    156,227 		     76,781
Direct lease financing 		                   - 		        36,452 		     35,736
Unrealized loss on AFS securities 		        - 		        32,372 		     18,457
Deferred loan fees 		                     44,051 		     24,546 		     76,907

  Deferred tax asset 		                1,292,625 		  1,091,594 		    927,687

Unrealized gain on AFS securities 		    (157,392) 		      - 		          -

  Deferred tax liability 		             (157,392)  		     - 		          -

    Net deferred tax asset 	          $1,135,233    $1,091,594	   $ 	927,687



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1995, 1994, and 1993 amounted to $2,756,442, $2,431,332 and
$2,564,887, respectively.


        		                                        1995  		         1994  		         1993

Tax expense at statutory rate 	               $ 2,935,722 	    $ 2,640,158    	 $	2,542,254
Increase (decrease) in taxes resulting from:
 Tax-exempt interest 		                          (783,011) 		     (780,946) 		     (647,575)
 Nondeductible interest expense 		                 89,491 		        75,019 		        58,457
 Other nondeductible expenses
  (nontaxable income) - net 		                    (28,114) 		       (6,458)		       (19,962)
 State income taxes, net of federal
  tax benefit 		                                  363,393 		       319,244 		       292,263
 Dividend income exclusion 		                     (18,324) 		      (29,571) 		      (15,646)
 Other 		                                         (40,388) 		      (13,700) 		       11,174

Total provision for income taxes 	            $	2,518,769 	    $	2,203,746 	    $	2,220,965

Effective tax rate 		                               29.2% 		         28.4% 		         29.7%



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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - COMMITMENTS (Continued)

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1995, were $21,739,000 and $1,699,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		Interest paid on deposits and other borrowings during 1995, 1994, and 1993 amounted to $14,845,299, $12,641,299, and
$12,243,317, respectively.


NOTE 11 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $633,459, $602,010, and $529,324, in 1995, 1994, and
1993, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1995 - $594,221; 1994 - $580,088) used to fund the plan and the related liability (1995
- $482,272; 1994 - $400,606) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $14,133 in 1995 and $22,448 in 1994 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $106,666 in 1995, $98,925 in 1994, and $91,916 in 1993.

   The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $176,727 for 1995, $126,262 for 1994, and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants. Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $51,803 in 1995 and $52,840 in 1994 is also included in the cash surrender values of $1,801,922 and $1,750,119 at December 31, 1995 and
1994, respectively.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

		The following is a summary of the unaudited consolidated quarterly results of operations.



                               		First        Second     		  Third 		     Fourth
                              		Quarter     		Quarter 	     Quarter   	  	Quarter 		    Total

        1995

Interest income 	            $	8,244,228   $	8,640,769 	 $	8,720,212 	 $ 8,888,360 	 $34,493,569
Interest expense 		            3,654,485 		  3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		         4,589,743 		  4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
 losses 		                       145,000 		    140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
 noninterest income 		         2,492,505 		  2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		  1,952,238 		  2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                  512,448 		    589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                 $	1,439,790 	 $ 1,506,603 	 $	1,490,537 	 $	1,678,776 	 $ 6,115,706

Earnings per common share
  (1,400,000 shares) 	       $ 	    1.03 	 $  	   1.08 	 $     	1.06 	 $    	 1.20 	 $ 	    4.37


	                               	First 		      Second 		     Third 		    Fourth
                     		         Quarter 	     	Quarter     	Quarter  	   Quarter 		    Total

1994

Interest income 	            $	7,176,893   $	7,664,849    $	7,814,500 	 $	8,161,296  $30,817,538
Interest expense 		            2,986,012 		  3,148,310 		   3,272,217 		  3,457,365	  12,863,904

Net interest income 		         4,190,881 		  4,516,539 		   4,542,283		   4,703,931 		17,953,634
Provision for possible loan
 losses 		                        60,000 		    255,000 		     225,000 		    120,000 		   660,000
Noninterest expenses, net of
 noninterest income 		         2,260,734 		  2,254,027 		   2,490,717		   2,522,984 		 9,528,462

Income before income taxes 		  1,870,147 		  2,007,512 		   1,826,566		   2,060,947 		 7,765,172
Income taxes 		                  528,638 		    566,493 		     508,942 		    599,673 		 2,203,746

Net income 	                 $	1,341,509 	 $	1,441,019 	  $ 1,317,624 	 $	1,461,274  $	5,561,426

Earnings per common share
 (1,400,000 shares) 	        $ 	    0.96 	 $  	   1.03 	  $ 	    0.94 	 $ 	    1.04	 $ 	    3.97


NOTE 13 - SHAREHOLDERS' EQUITY

		The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the
Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of
assets, liabilities, and certain off-balance-sheet items as
calculated under regulatory accounting practices.   As of
December 31, 1995, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Corporation and the Bank meet all capital requirements.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table.


                                                      (Unaudited)
                                     		 	 	 	 	 	Year Ended December 31

                                          		1995       		   	 		1994      		 	 		  1993
                                							          (Dollars In Thousands)

Demand deposits 	                    $	56,730  		- 	% 	  $	55,557 	 	- 	% 	  $	48,697		  - 	%
NOW and money market accounts 		      149,016 		3.51 			  161,244 		3.25			   147,246 		3.16
Savings deposits 		                    34,629 		3.00 			   35,036 		2.87 			   31,216 		2.76
Time deposits of less than $100,000 		136,568 		5.30 			  126,523		 4.27 			  128,021 		4.26
Time deposits of $100,000 or more 		   32,524 		5.35 			   26,053		 4.32 			   23,602 		4.33

Total In Domestic Offices 	          $409,467 		3.72%   	$404,413		 3.66% 	  $378,782 		3.17%



		At December 31, time deposits of $100,000 or more had the following maturities.

                            	1995  	    	1994  		   1993
                                  (Dollars In Thousands)

    Under 3 months 	      $	7,877 	   $	3,117 	  $	3,519
    3 to 12 months 		      18,407 		   18,250 		  17,081
    Over 12 months 		       4,310 		    4,803 		   4,505

	                         $30,594 	   $26,170 	  $25,105



	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".


				                                          Dollars in Thousands
     		                             December 31, 1995 	  	 		  December 31, 1994
                               	 	Amortized     		Fair     	  	Amortized  	  	Fair
		                                  Value   	   	Value 	        	Value    		 Value

Financial assets
  Cash and cash equivalents      	$ 	31,282 	     $ 	31,282 	   $ 	26,736	    $ 	26,736
  Securities held to maturity   	  	127,663  		     128,830  		   143,061		     138,892
  Securities available for sale   		 10,876  	 	     11,269 	  	   12,646		      12,565
  Loans, net 	                   	  289,252 	 	     298,076 		    260,352 		    268,870
  Accrued interest receivable 		      5,454 		        5,424 		      5,169		       5,169

Financial liabilities
  Deposits 		                       410,778 		      398,296 		    405,152 		    402,720
  Federal funds purchased 		         10,000 		       10,000 		      7,000 		      7,000
  Short term borrowings 		            1,955 		        1,955 		        600 		        600
  Accrued interest payable 		         3,034 		        3,034 		      2,457 		      2,457


		Estimated fair values have been determined by the Bank using the best available data. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in this note.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


		Financial assets - Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently than has been customary with historical cost
accounting.  Securities available-for-sale and securities
held-to-maturity are valued by an independent rating service and
are disclosed in detail in Note 2 above.  	A present value
discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was
adjusted for credit loss and assumed prepayment risk.   For
loans with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances.

		Financial liabilities - Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amounts of federal funds purchased and other short term borrowings are considered to approximate their fair values.

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

	 At December 31, 1995, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.


NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1995 and 1994
                            (In Thousands of Dollars)

                  Assets 		                               1995  		     1994

Cash 	                                                  $    	70 	   $    	65
Investment in bank subsidiary - at equity 		              48,517 		    43,310
Investment in credit life insurance company - at cost 		      50 		        50
Investment in other securities 		                             22 		        25
Dividends receivable from bank subsidiary 		                 630 		       574
Cash surrender value - life insurance 		                     467 		       453
    Total assets                                        $ 49,756 	   $	44,477

       Liabilities and Stockholders' Equity
Liabilities
 Payable to directors 	                                 $ 	  129 	   $    	75
 Dividends payable 		                                        630 		       574
   Total liabilities 		                                      759 		       649
Stockholders' equity
 Common stock - $10 par value, authorized 4,000,000
  shares, 1,400,000 shares issued and outstanding 		      14,000		     14,000
 Retained earnings 		                                     34,761 		    29,877
 Net unrealized gain (loss) on available-for-sale
  securities, net of tax 		                                  236 		      (49)
   Total stockholders' equity 		                          48,997 		    43,828
            Total liabilities and stockholders' equity  $ 49,756 	   $	44,477


                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                          Condensed Statements of Income
                     Years Ended December 31, 1995 and 1994
                             (In Thousands of Dollars)

                                            		     1995           		1994
Operating income
  Dividends from bank subsidiary 	              $ 	1,232 	       $ 	1,120
  Other dividend income 		                            22 		            61
  Interest income 		                                   2 		             1
  Other 		                                            27 		            30

Operating expenses 		                                 87 		            60

    Income before equity in undistributed net
     income of bank subsidiary 		                  1,196 		         1,152

Equity in undistributed net income of bank
 subsidiary 		                                     4,920 		         4,409

    Net Income 	                                $ 	6,116 	       $ 	5,561


                      Condensed Statements of Cash Flows
                    Years Ended December 31, 1995 and 1994

                            (In Thousands of Dollars)

                                                         		1995          		1994

Operating activities
 Net income for the year 	                              $ 	6,116 	      $ 	5,561
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Equity in undistributed net income of bank
    subsidiary                                          		(4,920) 		      (4,409)
   Increase in other assets 		                               (69) 		         (62)
   Increase in payables 		                                    54 		           26

     Total adjustments 		                                 (4,935) 		      (4,445)

     Net cash provided by operating activities        		   1,181 		        1,116

Net cash provided by (used in) investing activities
 Proceeds from sale or calls of investment securities 		      -	              18
    Net cash provided by (used in) investing activities		     -       		      18

Net cash used in financing activities
 Cash dividends paid 		                                    (1,176) 		     (1,071)

    Increase (decrease) in cash 		                              5 		          63

Cash at beginning of year 		                                   65 		           2

Cash at end of year 	                                      $  	70 	       $  	65


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

	During 1995, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits in each of the four counties either maintained the same levels or increased while loans in all four counties increased. To more efficiently provide expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion in the last quarter of 1994 involving data processing and communication links between its fourteen offices. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; extended banking hours; and a check card. The check card was introduced in the first quarter of 1995 and increased in usage as the year progressed to approximately 35,000 transactions per month.

	The first of the following tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1995, 1994, and 1993.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1995, 1994, and 1993; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

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

	The bank's average deposits grew during the last three years reflecting a 1.3% growth from 1994 to 1995, a 6.8% growth from
1993 to 1994, and a 10.4% growth from 1992 to 1993. Average transaction and limited transaction interest bearing accounts grew during the prior two years but declined in 1995 as
investors took advantage of higher certificate of deposit rates.
 The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994 and a 28.6 % increase in 1993. Average savings deposits actually declined 1.2% in 1995 compared to a 12.2% increase in 1994 and a 12.9% decrease in 1993. Average certificates of deposit increased during 1995 with certificates and other savings under $100,000 increasing 8.0% in 1995 compared to a 1.2% decline in 1994 and a 1.2.% decline in 1993. Certificates of deposit over $100,000 increased 24.8% in 1995 compared to a 10.4% increase in 1994 and a 17.1% decline in 1993.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

TABLE 1 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                                       YEAR ENDED DECEMBER 31,
                                                          	 	 	 	1995

                                                  		 Average   		Rate /
                                                   		Balance 		  Yield 			 Interest

ASSETS
 Interest earning assets
   Loans, net 	                                    $ 	276,166 		  9.38% 	  $	25,892 	*
   Bank time deposits 		                                    2      - 	 		      -
   Available-for-sale securities (AFS) 	  	             8,092 		  6.59			       534
   Held-to-maturity securities (HTM) 		                93,676 		  6.03			     5,646
   U.S. Treasury and Government agency securities   		   - 	   	   -    	 		   -
   States and political subdivisions' securities  		   39,139		   8.06 			    3,156 	*
   Other securities 		                                  2,452 		 11.29 			      277 	*
   Federal funds sold 		                                2,076 		  5.83 			      121
     TOTAL EARNING ASSETS 		                          421,603 		  8.45 		  $	35,626

 Noninterest earning assets
   Cash and due from banks 		                          24,829
   Bank premises and equipment 		                       6,246
   Other assets 		                                     11,061

     TOTAL ASSETS 	                                $ 	463,739

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts  	                $ 	148,993 		 3.51% 	  $ 	5,223
   Savings 		                                          34,627 		 3.00 			    1,040
   Time  		                                           136,605 		 5.30 			    7,245
   Time over $100,000 		                               32,522 		 5.35 			    1,740
    TOTAL INTEREST BEARING DEPOSITS 		                352,747 		 4.32			    15,248
   Federal funds purchased and repurchase
    agreements		                                        2,415 		 5.92 			      143
   Other short-term debt 		                               565 		 5.49 			       31
    TOTAL INTEREST BEARING LIABILITIES 		             355,727 	 	4.34		   $	15,422

 Noninterest bearing liabilities
   Demand deposits 		                                  56,742
   Other liabilities 		                                 4,515
    TOTAL LIABILITIES 		                              416,984
 Stockholders' equity 		                               46,755
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	   $ 	463,739

<F4>
  Spread between combined rates earned and combined rates paid*		4.11%

<F5>
  Net yield on interest-earning assets* 				                     4.79%

<F6>
  * Taxable equivalent basis.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                     	 	 	       1994  	 	 	 	   	 	 	 	             	 1993
                                             	     Average       Rate / 		                Average      Rate /
                                                  	Balance 		    Yield 			Interest 			   	Balance 		   Yield 			Interest
                                                                       	 (Dollars In Thousands)
ASSETS
 Interest earning assets
   Loans, net                                    $  247,791 		   8.54%    $	21,156 	*   $ 	233,608 		  8.37%    $	19,543 	*
   Bank time deposits	                                 - 	 	      - 	 	 	     - 	 	 	 	      - 	 	      - 	 	 	     -
   Available-for sale-securities (AFS)               15,931 		   8.33 			    1,327 				      - 	 	      - 	 	 	     -
   Held-to-maturity securities (HTM)	               101,654 		   5.76 			    5,858 				      - 	 	      - 	 	 	     -
   U.S. Treasury and Government agency securities	     - 	 	      - 	 	 	     - 				       106,201 		  6.50 			    6,904
   States and political subdivisions	                38,545 		   8.49 			    3,274 	* 			   29,634 		  8.62 			    2,553 	*
   Other securities	                                  2,375 		  13.15 			      312 	* 			    6,164 		  5.34 			      329 	*
   Federal funds sold	                                2,998 		   3.73 			      112 				      4,665 		  2.92 			      136
     TOTAL EARNING ASSETS 	                         409,294 		   7.83 		  $	32,039 			     380,272 		  7.75 		  $	29,465

 Noninterest earning assets
   Cash and due from banks	                          25,945 									                       23,406
   Bank Premises and equipment	                       6,350 									                        6,764
   Other assets	                                     10,364 									                       10,318

     TOTAL ASSETS                                $ 	451,953 								                    $  420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts                 $ 	161,244 		   3.25% 	 $ 	 5,239 			  $ 	147,246 		  3.16% 	  $ 	4,653
   Savings	                                          35,036 		   2.87  			   1,006 				     31,216 		  2.76 			      861
   Time	                                            126,523 		   4.27  			   5,400 				    128,021 		  4.26 			    5,459
   Time over $100,000    	                           26,053 		   4.32  			   1,126 				     23,602 		  4.34 			    1,025
    TOTAL INTEREST BEARING DEPOSITS  	              348,856 		   3.66  			  12,771 				    330,085 		  3.63 			   11,998
   Federal funds purchased and repurchase
    agreements 	                                      1,462 		   4.86 		        71 				        254 		  3.06 			        8
   Other short-term debt  	                             568 		   3.92 			       22 				        728 		  4.21 			       31
    TOTAL INTEREST BEARING LIABILITIES	             350,886 		   3.67 		  $	12,864 				    331,067 		  3.64 		  $	12,037
 Noninterest bearing liabilities
   Demand deposits   	                               55,557 									                       48,697
   Other liabilities  	                               3,690 									                        3,542
    TOTAL LIABILITIES 	                             410,133 									                      383,306
 Stockholders' equity  	                             41,820 									                       37,454
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 	451,953 								                    $ 	420,760

<F7>
Spread between combined rates earned and combined rates paid*		4.16% 		          						                4.11%

<F8>
Net yield on interest earning assets*			                       4.68% 								                          4.58%

<F9>
Taxable equivalent basis

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential (Continued)

										*
                                                         					*  				               Total
                                     		* 	   	 Taxable  		Nontaxable 	 	Federal 		Interest
                                    		Net  		Investment 		Investment 	  	Funds 		  Earning
(Dollars in Thousands) 		            Loans 		Securities 		Securities   		Sold	   	  Assets

1995 compared to 1994:
  Increase (decrease) due to:
    Volume 	                       $ 	2,423 	$ 	(1,103) 	   $ 	50 	    $ 	(34) 	  $ 	1,336
    Rate 		                           2,313 		      63 		    (168) 		      43 		     2,251

     NET INCREASE
      (DECREASE) 	                 $ 	4,736 	$ 	(1,040) 	   $(118) 	   $ 	  9 	   $	 3,587

1994 compared to 1993:
  Increase (decrease) due to:
    Volume 	                       $ 	1,186 	$ 	   537 	    $	768 	    $ 	(49) 	  $ 	2,442
    Rate 		                             427 		    (273) 		    (47) 		      25 		       132

     NET INCREASE
      (DECREASE) 	                 $ 	1,613 	$ 	   264 	    $ 721 	    $ 	(24) 	  $	 2,574
				                                            (A) 		        (A)

<F10>
     * Taxable equivalent basis

<F11>
   (A) U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturiy categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

	Average earning assets increased 3.0% in 1995 compared to an
7.6% increase in 1994 and a 9.7% increase in 1993.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1995, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 11.5% growth from 1994 to 1995, a 6.1% growth from 1993 to 1994, and an 8.6%
growth from 1992 to 1993. Average investments represented 34.0% of average earning assets at December 31, 1995, and decreased
9.6% in 1995 providing funds for the increasing loan growth. Investments increased 11.6% in 1994, and increased 11.9% in 1993. Average total assets increased during the last three years as evidenced by a 2.6% growth from 1994 to 1995, a 7.4% growth from 1993 to 1994, and a 10.3% growth from 1992 to 1993. Please refer to the color graphs at the end of this document that illustrate this growth.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                               	Now and 												                                            Total 		      *
                                	Money 			                   	     Time 		   Federal 		 Short 	Interest 		   Net
                               	Market  		Savings 	    	Time     		Over 		   Funds 		    Term 		Bearing		 Interest
(Dollars in Thousands)	        Accounts 		Deposits  		Deposits 		$100,000 		Purchased 		 Debt		 Funds 		  Earnings

1995 compared to 1994:
  Increase (decrease) due to:
    Volume                     $	(398) 	   $	(12) 	    $  430	    $  279 	    $ 	46 	    $  - 	  $ 	345 	    $ 	991
    Rate       	                  382 		      46 		     1,415      		335 		      26 		       9 		 2,213 		       38

     NET INCREASE
      (DECREASE)               $ 	(16)    	$ 	34    	  $1,845    	$ 	614 	    $ 	72 	    $ 	 9  	$2,558 	    $1,029

1994 compared to 1995:
  Increase (decrease) due to:
    Volume                     $ 	442 	    $	105 	     $  (64) 	  $ 	107 	    $ 	37 	    $ 	(7)  $ 	620 	    $1,822
    Rate  	                       144 		      40 		         5 		      (5) 		     26 		      (2) 	   208 		      (76)

     NET INCREASE
      (DECREASE)               $ 	586 	    $	145 	     $ 	(59) 	  $ 	102 	    $ 	63 	    $ 	(9) 	$ 	828 	    $1,746

<F12>
   * Taxable equivalent basis


LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT

	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. The following table, Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities, shows the Bank's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given a two hundred basis point shift in interest rates is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1995, 1994, and 1993 was 4.79%, 4.68%, and 4.58% respectively.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE - Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities

(Dollars in Thousands)
                                   		3 Months 		     3-6      	 	6-12  	 	  Over 1
As of December 31, 1995 		           or Less      		Months 	   	Months  	 	  Year  		      Total
Earning assets
  Loans and leases, net of unearned 	$ 	64,615 	  $ 	43,285 	  $ 	72,506 	  $	111,525 	  $	291,931
  Taxable investment securities 		      12,715 		    11,027 		    30,164		     42,611 		    96,517
  Tax-exempt investment securities 		      986 		     1,200 		     1,060		     39,169 		    42,415

      Total earning assets 		           78,316 		    55,512 		   103,730 		   193,305 	  $	430,863

Interest-bearing liabilities
  NOW and money market accounts 		      35,739 	  		                          100,555    $	136,294
  Savings 								                                                             34,133 		    34,133
  Time 		                               42,682 		    34,082 		    46,903 		    18,671 		   142,338
  Time over $100,000 		                  8,526 		     8,055 		     9,703 		     4,310 		    30,594
  Other short-term debt 		              11,955 		 		 		 		                                  11,955

      Total interest bearing
        liabilities 		                  98,902 		    42,137 		    56,606		    157,669 	  $	355,314

Noninterest bearing, net 								                                             (75,549)

Net asset/liability funding gap 		     (20,586) 		   13,375 		    47,124		    (39,913)

Cumulative net asset/liability
  funding gap 	                      $ (20,586) 	 $ 	(7,211) 	 $ 	39,913	   $ 	  -

<F13>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1995, the Corporation had a ratio of average capital to average assets of 10.08%. This compares to a ratio of average capital to average assets of 9.25% at December
31, 1994, and 8.9% at December 31, 1993.

	Cash dividends paid in 1995 were 10.0% more than those paid in 1994. The dividend to net income ratio was 20%. Additional dividends of approximately $13.5 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

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

	As of December 31, 1995, the Bank's core and total risk-based ratios were 16.8% and 17.7% respectively. One year earlier, the comparable ratios were 16.2% and 17.1%, respectively. At year end 1995, the Bank had a ratio of average core equity to total average assets of 9.9%, up slightly from 9.0% at year end 1994.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 11.9% in 1995 compared to a 7.3% increase in 1994 and an decrease of .4% in 1993. Interest and fees earned on loans increased 22.4% in 1995 compared to an 8.3% increase in 1994 and a 1.4% decrease in 1993. Interest earned on investment securities and other investments decreased 10.9% in 1995 due to the decrease in volume compared to a 5.3% increase in 1994 and a 1.9% increase in 1993.

Interest Expense

	Total interest expense increased 19.9% in 1995 compared to a 6.9% increase in 1994 and a 10.0% decrease in 1993. The net interest margin (tax equivalent net interest income divided by average earning assets) increased in 1995 to 4.8% compared to 4.7% in 1994 and 4.6% in 1993 as indicated in the LIQUIDITY AND
INTEREST RATE SENSITIVITY MANAGEMENT section above.

	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.


Noninterest Income and Expense

	Noninterest income increased 14.9% during 1995 versus a 1.6% increase in 1994 and a 12.0% increase in 1993. The new check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. This "Impact" of our new technology contributed to the 16.4% increase in service fees for deposit accounts in 1995. Income from fiduciary services provided in the Bank's Trust Department remained strong contributing 27.4% of noninterest income.

	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1995 compared to a 5.4% increase in 1994 and a 9.3% increase in 1993. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $499,709 in 1995 compared to $890,646 in 1994, a 43.9-%
reduction.  Please refer to the discussion in the CAPITAL
RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.


Provision for Possible Loan Losses

	The provision for possible loan losses, representing amounts charged against operating income, increased 1.5% in 1995 compared to a 40.4% increase in 1994 and a 44.1% decrease in 1993. Management regularly monitors the allowance for possible losses and considers it to be adequate. Please refer to Note 1 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for further discussion of the adequacy of the allowance. The tables on the next page summarize average loan balances and reconciliation of the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed.

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

                                                            		    				December 31
                                              		1995      		1994      	 	1993      	 	1992     	 	1991
                                                     				    		(Dollars  In Thousands)

Average amount of loans outstanding 	        $	276,166   $	247,791 	  $	233,608 	  $	215,158 	  $	182,561

Balance of allowance for possible loan
  losses at beginning of year 	              $  	2,342 	 $  	2,024 	  $  	2,254	   $ 	 1,917 	  $  	1,818
Loans charged-off:
  Loans secured by real estate 		                   15 		      135 		       396 		       245		        329
  Commercial and industrial loans 		               170 		       42 		       222 		       124		        192
  Individuals 		                                   371 		      246 		       230 		       249 		       249
      TOTAL  LOANS CHARGED OFF 		                  556 		      423 		       848 		       618		        770
Recoveries of loans previously charged off:
   Loans secured by real estate 		                  97 		        9 		        56 		         3 		       -
   Commercial and industrial loans 		               14 		       36 		        52 		        80 		        56
   Individuals 		                                  111 		       36 		        40 		        32 		        33
      TOTAL RECOVERIES 		                          222 		       81 		       148 		       115 		        89
        NET  LOANS CHARGED-OFF 		                  334 		      342 		       700 		       503		        681
Provision charged to operating expenses 		         670 		      660 		       470		        840 		       780
       BALANCE OF ALLOWANCE FOR POSSIBLE
        LOAN LOSSES AT END OF YEAR 	         $ 	 2,678 	 $ 	 2,342 	  $ 	 2,024 	  $  	2,254 	  $ 	 1,917

Ratio of net charge-offs during the
  period to average loans outstanding 		         0.12% 		    0.14% 		     0.30%		      0.23% 		     0.37%



	Loans having recorded investments of $5.8 million at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 2% of gross loans. Commercial loans comprised $.326 million of the total, with loans secured by real estate accounting for $4.7 million and installment loans $.800 million. The gross interest income that would have been recorded during 1995 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $365, $193, and $189 thousand for the years ended December 31, 1995, 1994, and 1993 respectively. Impaired loans are charged-off once management has exhausted all efforts to collect the loan. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
      		                                    1995  	  	   1994        		1993         		1992        		 1991

INTEREST INCOME
 Interest and fees on loans        	    $	25,857,982 	$	21,130,914 	$	19,518,742 	 $	19,791,548 	 $	19,571,295

 Income on investment securities
   Taxable interest 		                     6,179,492   		7,012,626   		6,925,404		    6,898,114 		   5,218,446
   Exempt from federal income tax 		       2,156,813 		  2,184,666   		1,857,168 		   1,825,869 		   1,828,738
   Dividends 		                              177,790 		    204,948 		     72,054 		     110,874		      150,823

                                         		8,514,095 		  9,402,240 		  8,854,626 		   8,834,857		    7,198,007

 Other interest income 		                    121,492 		    284,384 		    347,287		      195,744 	      279,165

    TOTAL INTEREST INCOME 		              34,493,569 		 30,817,538		  28,720,655 		  28,822,149 		  27,048,467

INTEREST EXPENSE
  Interest on deposits 		                 15,247,875 		 12,770,618 		 11,998,235		   13,329,557 		  14,212,771
  Interest on other short term
   borrowings 		                             174,370 		     93,286		      38,339 		      47,449 		      63,994

   TOTAL INTEREST EXPENSE 		              15,422,245 		 12,863,904		  12,036,574 		  13,377,006 		  14,276,765

   NET INTEREST INCOME 		                 19,071,324 		 17,953,634  		16,684,081 		  15,445,143 		  12,771,702

PROVISION FOR POSSIBLE LOAN LOSSES 		        670,000 		    660,000 		    470,000		      840,000 		     780,000
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		          18,401,324  		17,293,634 		 16,214,081 		  14,605,143 		  11,991,702

NONINTEREST  INCOME
  Trust department income 		               1,251,642 		  1,249,359 		    863,952		      753,239 		     603,701
  Service fees on deposit accounts 		      2,697,332 		  2,317,992		   2,206,026 		   2,123,096 		   1,893,355
  Other service fees, commissions,
   and fees 		                               300,407 		    336,758 		    509,009 		     401,618		      237,755
  Other operating income 		                  322,634 		    319,466 		    315,108		      191,363 		      91,440
  Available for sale securities
   gains (losses) 		                           1,182 		   (243,690) 		    23,896		       28,434 		      15,862

   TOTAL NONINTEREST  INCOME 		            4,573,197 		  3,979,885		   3,917,991 		   3,497,750 		   2,842,113

NONINTEREST  EXPENSES
  Salaries and employee benefits 		        6,620,827 		  6,247,706		   5,686,965 		   5,283,086 		   4,407,072
  Net occupancy expense 		                 1,279,434 		  1,190,678 		  1,070,971		      984,650 		     797,466
  Furniture and equipment expense 		       1,382,769 		  1,069,856		     889,848 		     801,453 		     935,821
  Loss on other real estate 		                50,724 		      4,000 		    103,122		      312,064 		      48,398
  Other operating expenses 		              5,006,292 		  4,996,107		   4,903,949 		   4,460,696 		   3,572,881

   TOTAL NONINTEREST EXPENSES 		          14,340,046		  13,508,347 		 12,654,855 		  11,841,949 		   9,761,638

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		                 8,634,475		   7,765,172 		  7,477,217 		   6,260,944 		   5,072,177

PROVISION FOR INCOME TAXES 		              2,518,769 		  2,203,746 		  2,220,965		    1,768,840 		   1,341,130

        NET INCOME  	                   $ 	6,115,706 	$ 	5,561,426 	$ 	5,256,252 	 $ 	4,492,104 	 $ 	3,731,047

EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	        $ 	     4.37 	$ 	     3.97 	$ 	     3.75	  $ 	     3.21 	 $ 	     2.67


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

Net Income

	Net income was 10.0% higher in 1995 than in 1994, 5.8% higher in 1994 than in 1993, and 17.0% higher in 1993 than in 1992. As indicated by the table, Comparative Data, the Corporation's return on average assets was 1.32% in 1995, 1.23% in 1994, and 1.25% in 1993. The return on equity remains strong at 13.95% in 1995, 14.11% in 1994, and 14.93% in 1993.

Net Interest Margin

	The bottom graph on the last page of this document illustrates an increasing net interest margin during the five years shown.
As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table, Rate Sensitivity of Earning
Assets and Interest Bearing Liabilities, and adjusts the current balance sheet to reflect the impact of different interest rate movements.

EFFECTS OF ECONOMY

	Current economic conditions have had a definite effect on the reported financial condition and results of operation. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history during 1994. However, the market was much stronger during 1995 experiencing considerable gains compared to 1994.
Many Bank customers had used transaction and limited transaction interest bearing accounts as holding vehicles to watch rate movements during 1994 trying to determine the best time to lock in a rate on a longer term product. During 1995, many of these customers decided that the time was right and transferred investments to longer term certificate of deposits from transaction and limited transaction interest bearing accounts.
As Bank customers felt more comfortable with the economy, loan demand increased strongly resulting in a shift of Bank earning assets from investment securities to higher yielding loans. Historically, noninterest bearing demand deposits and regular savings accounts have provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1995 and 1994 as these fixed rate and noninterest bearing deposits continued to provide a relatively stable cost from this funding source.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Bank but are required to adopted after December 31, 1995. The Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" establishes guidance on when to recognize and how to measure impairment losses on long-lived assets and certain identifiable intangibles. The statement also offers guidance on how to value long-lived assets that management has committed to a plan to dispose of the assets. An asset that an entity will hold and use should be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In such situations, an impairment loss is recognized if the sum of undiscounted future cash flows expected to be generated by the asset is less than the carrying amount of the asset.
Measurement of the impairment loss, however, is based on the fair value of the asset. Management does not believe this statement will have any material effect on future income.

	The second standard, Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Certain Mortgage Banking Activities" requires recognition of rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. This Statement prescribes a single procedure for the capitalization of those rights acquired either through loan origination or through purchase transactions where a mortgage banking enterprise buys the servicing rights. Mortgage servicing rights are to be assessed for impairment

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD (Continued)

based on their fair value. Impairment is recognized through a valuation allowance for each impaired group of mortgage servicing rights. Rights capitalized after adoption of this statement should be grouped based on the risk characteristics of the underlying loans. Management does not believe this statement will have any material effect on future income.

SHAREHOLDER  INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1995, had a market value of $75.6 million and were held by 1,514 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's
Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.


                                             SHAREHOLDER INFORMATION
                                               			Price Range of  				  Dividend
                                                			Common Stock 	   	 		  Paid
                                          			High       	 	Low 	        Per Share

                    	First quarter 	      $	36.00 	      $	36.00 	      $
                    	Second quarter 		      37.00        		37.00         		0.36
              1993  	Third quarter 		       38.00 		       37.00
                    	Fourth quarter 		      38.00        		38.00         		0.37

                                                                        $  0.73

                    	First quarter 	      $	40.00 	      $	36.00 	      $
                    	Second quarter 		      42.00        		37.00 		        0.39
              1994  	Third quarter 		       43.00 		       37.00
                    	Fourth quarter 		      45.00 		       38.00 		        0.41

                                                                  						$ 	0.80

                    	First quarter 	      $	45.00 	       $	45.00      	$
                    	Second quarter 		      48.00 		        45.00 		       0.43
              1995  	Third quarter 		       50.00 		        48.00
                    	Fourth quarter 		      54.00 		        50.00        		0.45

                                                                  						$ 	0.88

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                                      COMPARATIVE DATA
                                  (In Thousands of Dollars)

                             		1995     		1994      		1993      		1992     		 1991

AVERAGE ASSETS 	           $	463,739 	 $	451,953 	 $	420,760 	 $	381,379  	$	303,851

AVERAGE LOANS (NET) 	      $	276,166 	 $	247,791 	 $	233,609  	$	215,158  	$ 182,561

AVERAGE DEPOSITS 	         $	409,489 	 $	404,412 	 $	378,782 	 $	343,128	  $	268,495

RETURN ON EQUITY
  AND ASSETS
 Return on average assets 		   1.32% 		    1.23% 		    1.25% 		    1.18%		     1.23%

 Return on beginning equity 		13.95% 		   14.11% 		   14.93%    		14.21% 		   13.01%
 Average equity to
    average assets 		         10.08% 		    9.25% 		    8.90% 		    8.76%		     9.94%

COMMON DIVIDEND
  PAYOUT RATIO
 Earnings per share 	      $ 	  4.37 	  $ 	 3.97 	  $ 	 3.75 	  $ 	 3.21 	 $	   2.67

 Cash dividends per share 	$ 	  0.88 	  $ 	 0.80   	$ 	 0.73 	  $  	0.64	  $ 	  0.58

 Ratio 		                       20% 		      20% 		      19% 		      20% 		      22%


                             NET INTEREST MARGIN
   	                          	1995  		    1994  		     1993  		    1992  		   1991
                                             (In Thousands of Dollars)

INTEREST INCOME
 (TAX EQUIVALENT)  	       $ 	35,626 	  $ 	32,039 	  $ 	29,465 	 $ 	29,564 	$ 	27,736

INTEREST EXPENSE 		           15,422 		    12,864 		    12,037 		   13,377 		  14,277


                          	$ 	20,204 	  $ 	19,175 	  $ 	17,428 	 $ 	16,187 	$ 	13,459


NET INTEREST MARGIN* 		        4.79% 		     4.68% 		     4.58% 		    4.67% 		   4.84%

<F14>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.

	In summary, the graphs on the following page illustrate the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank. Each shareholder can be proud of this performance. Our shareholders are the real support of our organization. Thank you for your help and support.


Nine color graphs were included on the last page of this report.
One - The first graph used the information presented above in the Five
Year Comparison table to illustrate the growth in net income.
Two - The second graph used information from the Comparative Data on the previous page to illustrate a return on average assets of 1.18% and above for the last five years.
Three - The third graph used information from the Comparative Data on the previous page to illustrate a return on beginning stockholders' equity over 13% for the last five years.
Four - The fourth graph used information from the Comparative Data on the previous page to illustrate earnings per share and cash dividends per share for the last five years.
Five - The fifth graph used information from the Consolidated Statements of Stockholders' Equity to illustrate the growth in stockholders' equity for the last five years.
Six - The sixth graph used information from the Consolidated Balance Sheets to illustrate the growth in net loans for the last five years.
Seven - The seventh graph used information from the Consolidated Balance Sheets to illustrate the growth in deposits for the last five years.
Eight - The eighth graph used information from the Consolidated Balance Sheets to illustrate the growth in total assets for the last five years.
Nine - The nineth graph used information from the Five Year Comparison table above to illustrate interest income, interest expense and net interest income for the last five years.



Employees

FFMC has no employees. Its subsidiary, the Bank had approximately two hundred (200) full time employees and fifty-six (56) part time employees. Six of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.


Item 2.  Properties.

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are attached to and made a part of Annual Report to Stockholders which is attached hereto as
Exhibit 13. Other real estate owned by the Bank as of December 31, 1995, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US 31 Highway. The properties are not depreciated.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 and 1994
ASSETS 		                                    1995   		             1994

Cash and due from banks 	                    $ 	31,281,706       $ 	26,735,526
Securities
 Available for sale (amortized cost
  $10,875,527 and $12,646,156
  respectively) 		                              11,269,006 		       12,565,226
 Held to maturity (fair value
  $128,829,961 and $138,892,331
  respectively) 		                             127,662,682 		      143,061,031
    Total securities - Note 2 		               138,931,688       		155,626,257
Loans, net of unearned income - Note 3   	  	  291,930,311       		262,694,120
 Allowance for possible loan losses
  - Note 4 		                                   (2,678,386)       		(2,342,290)
    Net loans 		                               289,251,925 		      260,351,830
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                      6,397,936 		        6,193,080
Other assets 		                                 11,171,993 		       11,887,492

   TOTAL ASSETS 	                            $ 477,035,248 	     $	460,794,185

LIABILITIES

Deposits
 Noninterest-bearing 	                       $ 	67,420,536 	     $ 	61,845,878
 Interest-bearing (including
 certificates of deposit over $100,000:
 1995 - $30,593,803; 1994 - $26,169,831) 	    	343,357,525 		      343,306,545
    Total deposits 		                          410,778,061 		      405,152,423
 Federal funds purchased 		                     10,000,000 		        7,000,000
 Dividends payable 		                              630,000 		          574,000
 Other short term liabilities 		                 1,955,000 		          600,000
 Accounts payable and accrued liabilities 		     4,675,712 		        3,639,636

    TOTAL LIABILITIES 		                       428,038,773         416,966,059

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued
  and outstanding - Note 1                    		14,000,000 		       14,000,000
 Retained earnings - Note 6 		                  34,760,389 	       	29,876,683
 Net unrealized loss on available-for-sale
  securities, net of tax 		                        236,086 		          (48,557)
    TOTAL STOCKHOLDERS' EQUITY 		               48,996,475 		       43,828,126

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY 	                                $	477,035,248 	     $ 460,794,185

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                                              						Net Unrealized
			   		                                                           	Gain (Loss) On
                                    		Common  		    Retained 		    Available-for-sale
                                    		Stock   	    	Earnings    	    	Securities   	   	   Total

BALANCE AT JANUARY 1, 1993 	      $ 	7,000,000 	  $	28,201,005   	   $  	- 	           $	35,201,005
Net income for the year 		               - 		        5,256,252 		        - 		             5,256,252
Cash dividends declared,
 $.73 per share 		                       - 		       (1,022,000) 		       - 		            (1,022,000)
Net unrealized loss on mutual
 fund investment 		                      - 		          (27,684) 		       -		                (27,684)

BALANCE AT DECEMBER 31, 1993 		      7,000,000 		   32,407,573 		        -		             39,407,573
Cumulative effect of change in
 accounting principle (net of
 deferred income taxes of
 $171,405)  - Note 1 		                  - 		           27,684		       229,424 		           257,108
Two-for-one stock split - Note 1 		  7,000,000 		   (7,000,000) 		       -		                  -
Net income for the year 		               - 		        5,561,426 		        - 		             5,561,426
Cash dividends declared, $.80
 per share 		                            - 		       (1,120,000) 		       -		             (1,120,000)
Net unrealized loss on available-
 for-sale securities, net of tax 		      - 		            - 		         (277,981) 		         (277,981)

BALANCE AT DECEMBER 31, 1994 		     14,000,000 		   29,876,683		       (48,557) 		       43,828,126
Net income for the year 		               - 		        6,115,706 		        - 		             6,115,706
Cash dividends declared, $.88
 per share 		                            - 		       (1,232,000) 		       -		             (1,232,000)
Net unrealized gain on available-
 for-sale securities, net of tax		       - 		            - 		          284,643 		           284,643

BALANCE AT DECEMBER 31, 1995 	    $	14,000,000 	  $	34,760,389 	     $	236,086 	       $	48,996,475

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                         		1995  		       1994  		       1993

INTEREST INCOME
 Interest and fees on loans 	         $	25,857,982  	$	21,130,914 	 $	19,518,742

 Income on investment securities
  Taxable interest 		                    6,179,492 		   7,185,169 		   6,925,404
  Exempt from federal income tax 		      2,156,813 		   2,184,666 		   1,857,168
  Dividends 		                             177,790      		204,948       		72,054
                                       		8,514,095 		   9,574,783 	   	8,854,626

 Other interest income 	                  	121,492 		     111,841 		     347,287

    TOTAL INTEREST INCOME 		            34,493,569 		  30,817,538		   28,720,655

INTEREST EXPENSE
 Interest on deposits 		                15,247,875 		  12,770,618 		  11,998,235
 Interest on other short term
  borrowings 		                            174,370 		      93,286		       38,339

    TOTAL INTEREST EXPENSE 		           15,422,245 		  12,863,904		   12,036,574

    NET INTEREST INCOME 		              19,071,324 		  17,953,634		   16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES - Note 4 		                        670,000 		     660,000		      470,000

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 		       18,401,324		   17,293,634 		  16,214,081

NONINTEREST  INCOME
 Trust department income 		              1,251,642 		   1,249,359 		     863,952
 Service fees on deposit accounts 		     2,697,332 		   2,317,992		    2,206,026
 Other service fees, commissions,
  and fees 		                              300,407		      336,758 		     509,009
 Other operating income 		                 322,634 		     319,466 		     315,108
 Available for sale securities
  gains (losses) 		                          1,182		     (243,690) 		     23,896

    TOTAL NONINTEREST  INCOME 		         4,573,197 		   3,979,885		    3,917,991

NONINTEREST  EXPENSES
 Salaries and employee benefits 		       6,620,827 		   6,247,706		    5,686,965
 Net occupancy expense 		                1,279,434 		   1,190,678 		   1,070,971
 Furniture and equipment expense 		      1,382,769 		   1,069,856		      889,848
 Loss on other real estate 		               50,724 		       4,000 		     103,122
 Other operating expenses 		             5,006,292 		   4,996,107		    4,903,949

    TOTAL NONINTEREST EXPENSES 		       14,340,046		   13,508,347 		  12,654,855

    INCOME BEFORE PROVISION FOR
     INCOME TAXES 		                     8,634,475 		   7,765,172		    7,477,217

PROVISION FOR INCOME TAXES - Note 8 		   2,518,769 		   2,203,746		    2,220,965

    NET INCOME  	                     $ 	6,115,706 	 $ 	5,561,426 	 $ 	5,256,252

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares) 	     $ 	     4.37 	 $ 	     3.97 	 $ 	     3.75

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
		                                   1995     		      1994            		1993

OPERATING ACTIVITIES

 Net income   	                 $ 	6,115,706 	   $ 	5,561,426     	$ 	5,256,252
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
  Excess (deficiency) of
   provision for possible
   loan losses over net
   charge offs 		                    336,096 	      	318,639	         	(230,083)
  Provision for depreciation
   and amortization of
   premises and equipment 		         645,816 		      589,045 		         591,486
  Amortization of deposit
   base intangibles 		               168,020		       168,020 		         168,020
  Amortization of investment
   security premiums, net of
   accretion of discounts 		         641,104 		      678,968		          747,224
  Increase in cash surrender
   value of life insurance
   contracts 	                      	(65,936) 		     (75,287) 		       (103,175)
  Deferred income taxes 		          (233,403) 		    (163,907) 		         24,080
  (Increase) decrease in
   Interest receivable  		          (255,109) 	    	(992,872) 	        	364,303
   Other assets  	                  	912,162 		      344,572 		      (1,171,225)
  Increase (decrease) in
   Interest payable 	               	577,137 		      222,605 		        (206,742)
   Other liabilities 		              458,939 		      287,975 		          38,024

    TOTAL ADJUSTMENTS 		           3,184,826 		    1,377,758		          221,912

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES        		9,300,532 		    6,939,184 		       5,478,164

INVESTING ACTIVITIES

 Proceeds from maturities,
  calls, and sales of
  available-for-sale
  securities 		                    7,306,453 		   25,152,051 		           -
 Proceeds from maturities and
  calls of held-to-maturity
  securities 		                   18,848,992 		    5,092,000 		      30,497,983
 Purchases of investment
  securities
  Available-for-sale 		           (3,168,200) 		 (16,942,994) 		          -
  Held-to-maturity 		             (6,459,372) 		 (19,495,987)		     (39,789,407)
 Net increase in loans 		        (29,236,191) 	 	(18,778,658)     		(18,710,584)
 Purchases of premises and
  equipment 		                      (850,672) 		    (418,586)		        (222,279)
 Proceeds from redemption of
  annuities and life insur-
  ance contracts 						                                                 229,275
 Purchase of single premium
  life insurance contracts 		          - 		            - 		            (730,000)

    NET CASH USED BY
     INVESTING ACTIVITIES      		(13,558,990) 		 (25,392,174) 		    (28,725,012)

FINANCING ACTIVITIES

 Net increase in noninterest-
  bearing and interest-bearing
  deposits  		                     5,625,638      16,217,348	       	18,384,169
 Net increase (decrease) in
  short term borrowings 		         4,355,000		     7,000,000 		         (77,537)
 Cash dividends                 		(1,176,000) 	  	(1,071,000) 		       (966,000)

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES        		8,804,638 		   22,146,348 		      17,340,632

    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS        		4,546,180 		    3,693,358 		      (5,906,216)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR 		          26,735,526		    23,042,168 		      28,948,384

CASH AND CASH EQUIVALENTS AT
 END OF YEAR 	                  $	31,281,706 	   $	26,735,526 	    $ 23,042,168

<F3>
The accompanying notes are an integral part of the consolidated financial statements.

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

 		As of December 31, 1995, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau and Columbia State Community College.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks, three (3) savings and loan associations, and several credit unions located in the marketing area.

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

Use of Estimates in the Preparation of Financial Statements

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1995, amounted to approximately $8.3 million.

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

		On November 15, 1995, the Financial Accounting Standards Board issued a guide for implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at that date and account for resulting reclassifications as a transfer until December 31, 1995.
Reclassification from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of a bank to hold other debt securities to maturity in the future. The Bank did not reclassify any debt securities as a result of this one-time reassessment.

Loans

		Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114, as amended by
SFAS 118), "Accounting by Creditors for Impairment of a Loan".
The statement specifies how allowances for credit losses related to certain loans should be determined and addresses the accounting for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Consequently, interest accruals are discontinued on loans that are ninety days past-due. All loans

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loans (Continued)

in non-accrual status and loans in the two most severe Loan
Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

		When a loan is collateral dependent, impairment is measured based on the observable market price or the fair value of the collateral. For other loans, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Positive changes in the net present value of an impaired loan will in no event be used to increase the value of a loan above the amount of the loan.

	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure. or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.
 Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $482,945 at December 31, 1995, and $544,540 at
December 31, 1994.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established by charges to operations based on the evaluation of the impairment of loans by Loan Review, the Special Assets Committee, and the Credit Administrator. Impairments in loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration.

Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3-33 years.
 Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Trust Department Income

		Trust department income is recognized on the accrual basis in the applicable period earned.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock Split

		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributed May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1995 - $168,020;  1994 - $168,020;  and  1993 - $168,020.

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		The following tables reflect the amortized value and fair value of investment securities.


                            		      Amortized 		                Gross Unrealized 		 		         Fair
	                                    	Value 		               Gain           	   Loss 		        Value

December 31, 1995

Available-for-sale securities

 U.S. Treasury 	                  $ 	5,064,421 	          $  	72,679 	         $   	- 	      $ 	5,137,100
 U.S. Government agencies 		         3,279,968 		             72,268 		             2,570		     3,349,666
 Other securities 		                 2,531,138 	             254,102 		             3,000 		    2,782,240
 	                                $	10,875,527 	          $ 	399,049 	         $   	5,570 	  $	11,269,006

Held-to-maturity securities

 U.S. Treasury                   	$	61,426,813 	          $ 	295,846 	         $  	59,359 	  $	61,663,300
 U.S. Government agencies 		        23,498,204 		            267,237 		            48,041		    23,717,400
 States and political subdivisions		42,415,025 		            934,439		            241,048 		   43,108,416
 Other securities 		                   322,640 		             18,205 		             - 		          340,845
                                 	$127,662,682 	          $1,515,727 	         $ 	348,448 	  $128,829,961

December 31, 1994

Available-for-sale securities
 U.S. Treasury 	                  $ 	7,094,657 	          $   	4,695 	         $  	50,352 	  $ 	7,049,000
 U.S. Government agencies 		         5,551,499 		              3,892 		            39,165		     5,516,226
	                                 $	12,646,156 	          $   	8,587           $  	89,517 	  $	12,565,226

Held-to-maturity securities
 U.S. Treasury 	                  $	71,997,419 	          $  	66,784 	         $1,862,503 	  $	70,201,700
 U.S. Government agencies 		        28,527,740 		             21,631 		         1,006,621		    27,542,750
 States and political subdivisions 	39,786,156 		            493,613		          1,804,009 		   38,475,760
 Other securities 		                 2,749,716 		              3,210 		            80,805 		    2,672,121
                                 	$143,061,031 	          $ 	585,238 	         $4,753,938 	  $138,892,331


		Securities with an amortized value of $93,101,954 and $81,583,779 at December 31, 1995 and 1994, respectively (fair value: 1995 - $93,937,766; 1994 - $80,148,047), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1995, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net gains realized in 1995 and net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.


            		                         1995       		1994        		1993

       Pre-tax gains (losses) 	    $   	1,182 	  $(243,690) 	  $ 	23,896
       Tax effect 		                     (473) 		   97,476 		     (9,558)
       After-tax gains (losses) 	   $  	  709 	  $(146,214) 	  $ 	14,338


         FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the maturity, call, or sale of available-for-sale securities were $7,306,453, $25,152,051, and $-0- during 1995, 1994, and 1993 respectively. Proceeds from the maturity or call of held-to-maturity securities were $18,848,992, $5,092,000, and $30,497,983 during 1995, 1994, and
1993 respectively. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions in 1994. Gross gains of $23,896 and gross losses of $ -0- were realized on the dispositions in 1993. At December 31, 1995, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

	 	The following table shows the amortized value, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1995, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                             		Amortized 	       	Fair 	 	   Yield
                                                		Cost 	   	     Value 		    (Unaudited)
Available-for-sale securities
U.S. Treasury
 Within one year 	                           $ 	2,019,183 	   $ 	2,029,400 		   6.2%
 After one but within five years 		             3,045,238 		     3,107,700		    6.5%
U.S. Government agencies
 Within one year 		                             1,000,000 		     1,002,500 		   6.1%
 After one but within five years 		             1,996,231 		     2,066,000		    7.6%
 After ten years 		                               283,737 		       281,166 		   6.2%
Other securities 		                             2,531,138 		     2,782,240 		   8.9%
	                                            $	10,875,527 	   $	11,269,006

Held-to-maturity securities
U.S. Treasury
 Within one year 	                           $	39,167,894 	   $ 39,306,700 		   6.1%
 After one but within five years 		            22,258,919 		    22,356,600		    5.6%
U.S. Government agencies
 Within one year 		                            11,023,204 		    11,062,500 		   6.1%
 After one but within five years 		            12,475,000 		    12,654,900		    6.1%
 After five but within ten years 		                - 	 	            - 	 	        -
States and political subdivisions
 Within one year 		                             3,244,962 		     3,296,024 		  10.0%
 After one but within five years 		            12,357,917 		    12,741,932		    8.7%
 After five but within ten years 		            23,148,235 		    23,191,943		    7.6%
 After ten years 		                             3,663,911 		     3,678,517 		   7.8%
Other securities
 After one but within five years 		               322,640 		       340,845 		   8.0%
	                                            $127,662,682 	   $128,629,961

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

		A summary of loans outstanding by category follows.


  		                                                1995  		          1994
Loans secured by real estate
Loans secured by real estate
 Construction  and  land development   	       $ 	7,399,095 	    $ 	8,036,802
 Farmland 		                                      7,849,137 		      7,942,187
 Lines of credit 		                                 339,108         		240,976
 1-4 family residential property - first lien  	111,016,393     		100,548,761
 1-4 family residential property - junior lien   	7,177,285       		7,219,546
 Multifamily residential property 		              3,729,687 		      4,775,515
 Non farm, non residential property 		           44,224,353 		     41,734,848
    Subtotal 		                                 181,735,058 		    170,498,635

Commercial and  industrial loans
 Commercial  and  industrial 		                  51,758,675 		     44,870,150
 Taxable municipal loans 		                         270,000 		        300,000
 All other loans 		                                  88,239 		        187,405
    Subtotal 		                                  52,116,914 		     45,357,555

Tax exempt municipal loans 		                     1,485,071 		        748,116

Loans to individuals
 Agricultural production 		                       3,659,215 		      3,823,296
 Lines of credit 		                                 135,230 		        103,249
 Individuals for personal expenditures 	        	53,026,209      		42,341,597
 Purchase or carry securities 		                     - 		                 655
    Subtotal 		                                  56,820,654 		     46,268,797

Lease financing 		                                   - 		               1,408

                                              		292,157,697 		    262,874,511

Less:
 Net unamortized loan origination fees 		          (225,368) 		      (176,606)
 Unearned interest income 		                         (2,018) 		        (3,785)
 Allowance for possible loan losses 		           (2,678,386)		     (2,342,290)

	                                              $289,251,925 	    $260,351,830


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1995, follows.


                                    	 	(In Thousands of Dollars)
                             		Within 		     One to 		    After
		                            One Year 	  	Five Years 		 Five Years  		Total

     Fixed rate loans 	       $ 	62,923 	   $ 	47,100 	  $ 	23,735   $	133,758
     Variable rate loans 	     	113,389 	     	26,949 		    18,062 		  158,400

 	                            $	176,312 	   $ 	74,049 	  $ 	41,797 	 $	292,158


	Loans having recorded investments of $5,856,000 at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $456,000. Interest received on these loans during 1995 was $532,873. Prior to adoption of SFAS 114, non-performing loans were those which were accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 at December 31, 1994.

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
An analysis of activity with respect to such loans for the years ended December 31, 1995 and 1994, follows.


                                  		Balance at
                	                  	Beginning  				                 Amount      		Amount      Balance at
                                 		 of Year 		      Additions 		  Collected 	  	Written Off 		End of Year

      1995
 Aggregate of certain party loans 	 $ 6,494,271  	 $	7,020,665 	 $	5,908,932 	 $ 	  - 	       $ 7,606,004

      1994
 Aggregate of certain party loans 	 $	6,563,577 	  $	5,081,776 	 $	5,151,082 	 $    - 	       $	6,494,271



		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1995 or 1994.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

		Changes in the allowance for possible loan losses are as follows:


       		                                    1995   		     1994   		     1993

Balance at beginning of year 	           $	2,342,290 	 $	2,023,651 	 $	2,253,735
Provision charged to operating expenses    		670,000 		    660,000		     470,000
Loan losses:
 Loans charged off 		                       (555,957) 		  (422,831) 		  (847,535)
 Recoveries on loans previously
  charged off                              		222,053      		81,470     		147,451

Balance at end of year 	                 $	2,678,386 	 $	2,342,290 	 $	2,023,651



		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

NOTE 5 - BANK PREMISES AND EQUIPMENT

		The components of premises and equipment are as follows:


                                                1995               1994
        Land 	                              $ 1,204,288 	      $	1,204,288
        Premises 		                           6,648,329 		       6,629,567
        Furniture and equipment 		            3,949,617 		       3,816,320
        Leasehold improvements 		               879,695 		         474,770
                                           		12,681,929 		      12,124,945
Less allowance for depreciation and
 amortization 		                             (6,283,993)		      (5,931,865)

	                                           $	6,397,936 	      $	6,193,080


		Annual provisions for depreciation and amortization total $645,816 for 1995, $589,045 for 1994, and $591,486 for 1993.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,287,900 at December 31, 1995.

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1995, additional dividends of approximately $13,500,000 could have been declared by the Bank to the Corporation without regulatory agency approval.



NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2000. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $660,121, $409,764, and $254,121 for equipment leases, and $111,649,
$97,966, and $82,030 for building leases, in 1995, 1994, and
1993, respectively. Future minimum lease commitments as of December 31, 1995, under all noncancelable operating leases with initial terms of one year or more follow.

                    1996                        	 $ 	671,934
                  		1997  	              	           671,934
                  		1998  		                         636,511
                  		1999  		                           5,088
                  		2000  	 	                          5,088

     Total future minimum lease payments 	    		  $1,990,555

/TABLE>


NOTE 8 - FEDERAL AND STATE INCOME TAXES

		The provisions for income taxes consist of the following:



                                     		1995         		1994        		1993

Current:
 Federal 	                         $ 2,166,566 	  $	1,831,848 	  $	1,754,003
 State 		                              585,606 		     503,433 		     442,882
    Total current 	                  2,752,172 		   2,335,281 		   2,196,885

Deferred:
 Federal 		                           (198,393) 		   (111,805) 		     20,468
 State 		                              (35,010) 		    (19,730) 		      3,612
    Total deferred                    (233,403) 		   (131,535) 		     24,080

  Total provision for
    income taxes 	                 $ 2,518,769 	  $	2,203,746 	  $	2,220,965


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		The deferred tax effects of principal temporary differences are shown in the following table:

                		                         1995  		      1994  		      1993

Allowance for possible loan losses 	  $ 	815,315 	  $ 	682,877 	  $ 	555,421
Installment loan reporting 		               - 		          - 		         6,865
Write-down of other real estate 		       177,120 		    159,120 		    157,520
Deferred compensation 		                 256,139 		    156,227 		     76,781
Direct lease financing 		                   - 		        36,452 		     35,736
Unrealized loss on AFS securities 		        - 		        32,372 		     18,457
Deferred loan fees 		                     44,051 		     24,546 		     76,907

  Deferred tax asset 		                1,292,625 		  1,091,594 		    927,687

Unrealized gain on AFS securities 		    (157,392) 		      - 		          -

  Deferred tax liability 		             (157,392)  		     - 		          -

    Net deferred tax asset 	          $1,135,233    $1,091,594	   $ 	927,687



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1995, 1994, and 1993 amounted to $2,756,442, $2,431,332 and
$2,564,887, respectively.


        		                                        1995  		         1994  		         1993

Tax expense at statutory rate 	               $ 2,935,722 	    $ 2,640,158    	 $	2,542,254
Increase (decrease) in taxes resulting from:
 Tax-exempt interest 		                          (783,011) 		     (780,946) 		     (647,575)
 Nondeductible interest expense 		                 89,491 		        75,019 		        58,457
 Other nondeductible expenses
  (nontaxable income) - net 		                    (28,114) 		       (6,458)		       (19,962)
 State income taxes, net of federal
  tax benefit 		                                  363,393 		       319,244 		       292,263
 Dividend income exclusion 		                     (18,324) 		      (29,571) 		      (15,646)
 Other 		                                         (40,388) 		      (13,700) 		       11,174

Total provision for income taxes 	            $	2,518,769 	    $	2,203,746 	    $	2,220,965

Effective tax rate 		                               29.2% 		         28.4% 		         29.7%



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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - COMMITMENTS (Continued)

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1995, were $21,739,000 and $1,699,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		Interest paid on deposits and other borrowings during 1995, 1994, and 1993 amounted to $14,845,299, $12,641,299, and
$12,243,317, respectively.


NOTE 11 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $633,459, $602,010, and $529,324, in 1995, 1994, and
1993, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1995 - $594,221; 1994 - $580,088) used to fund the plan and the related liability (1995
- $482,272; 1994 - $400,606) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $14,133 in 1995 and $22,448 in 1994 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $106,666 in 1995, $98,925 in 1994, and $91,916 in 1993.

   The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $176,727 for 1995, $126,262 for 1994, and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants. Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $51,803 in 1995 and $52,840 in 1994 is also included in the cash surrender values of $1,801,922 and $1,750,119 at December 31, 1995 and
1994, respectively.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

		The following is a summary of the unaudited consolidated quarterly results of operations.



                               		First        Second     		  Third 		     Fourth
                              		Quarter     		Quarter 	     Quarter   	  	Quarter 		    Total

        1995

Interest income 	            $	8,244,228   $	8,640,769 	 $	8,720,212 	 $ 8,888,360 	 $34,493,569
Interest expense 		            3,654,485 		  3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		         4,589,743 		  4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
 losses 		                       145,000 		    140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
 noninterest income 		         2,492,505 		  2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		  1,952,238 		  2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                  512,448 		    589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                 $	1,439,790 	 $ 1,506,603 	 $	1,490,537 	 $	1,678,776 	 $ 6,115,706

Earnings per common share
  (1,400,000 shares) 	       $ 	    1.03 	 $  	   1.08 	 $     	1.06 	 $    	 1.20 	 $ 	    4.37


	                               	First 		      Second 		     Third 		    Fourth
                     		         Quarter 	     	Quarter     	Quarter  	   Quarter 		    Total

1994

Interest income 	            $	7,176,893   $	7,664,849    $	7,814,500 	 $	8,161,296  $30,817,538
Interest expense 		            2,986,012 		  3,148,310 		   3,272,217 		  3,457,365	  12,863,904

Net interest income 		         4,190,881 		  4,516,539 		   4,542,283		   4,703,931 		17,953,634
Provision for possible loan
 losses 		                        60,000 		    255,000 		     225,000 		    120,000 		   660,000
Noninterest expenses, net of
 noninterest income 		         2,260,734 		  2,254,027 		   2,490,717		   2,522,984 		 9,528,462

Income before income taxes 		  1,870,147 		  2,007,512 		   1,826,566		   2,060,947 		 7,765,172
Income taxes 		                  528,638 		    566,493 		     508,942 		    599,673 		 2,203,746

Net income 	                 $	1,341,509 	 $	1,441,019 	  $ 1,317,624 	 $	1,461,274  $	5,561,426

Earnings per common share
 (1,400,000 shares) 	        $ 	    0.96 	 $  	   1.03 	  $ 	    0.94 	 $ 	    1.04	 $ 	    3.97


NOTE 13 - SHAREHOLDERS' EQUITY

		The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the
Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of
assets, liabilities, and certain off-balance-sheet items as
calculated under regulatory accounting practices.   As of
December 31, 1995, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Corporation and the Bank meet all capital requirements.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table.


                                                      (Unaudited)
                                     		 	 	 	 	 	Year Ended December 31

                                          		1995       		   	 		1994      		 	 		  1993
                                							          (Dollars In Thousands)

Demand deposits 	                    $	56,730  		- 	% 	  $	55,557 	 	- 	% 	  $	48,697		  - 	%
NOW and money market accounts 		      149,016 		3.51 			  161,244 		3.25			   147,246 		3.16
Savings deposits 		                    34,629 		3.00 			   35,036 		2.87 			   31,216 		2.76
Time deposits of less than $100,000 		136,568 		5.30 			  126,523		 4.27 			  128,021 		4.26
Time deposits of $100,000 or more 		   32,524 		5.35 			   26,053		 4.32 			   23,602 		4.33

Total In Domestic Offices 	          $409,467 		3.72%   	$404,413		 3.66% 	  $378,782 		3.17%



		At December 31, time deposits of $100,000 or more had the following maturities.

                            	1995  	    	1994  		   1993
                                  (Dollars In Thousands)

    Under 3 months 	      $	7,877 	   $	3,117 	  $	3,519
    3 to 12 months 		      18,407 		   18,250 		  17,081
    Over 12 months 		       4,310 		    4,803 		   4,505

	                         $30,594 	   $26,170 	  $25,105



	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".


				                                          Dollars in Thousands
     		                             December 31, 1995 	  	 		  December 31, 1994
                               	 	Amortized     		Fair     	  	Amortized  	  	Fair
		                                  Value   	   	Value 	        	Value    		 Value

Financial assets
  Cash and cash equivalents      	$ 	31,282 	     $ 	31,282 	   $ 	26,736	    $ 	26,736
  Securities held to maturity   	  	127,663  		     128,830  		   143,061		     138,892
  Securities available for sale   		 10,876  	 	     11,269 	  	   12,646		      12,565
  Loans, net 	                   	  289,252 	 	     298,076 		    260,352 		    268,870
  Accrued interest receivable 		      5,454 		        5,424 		      5,169		       5,169

Financial liabilities
  Deposits 		                       410,778 		      398,296 		    405,152 		    402,720
  Federal funds purchased 		         10,000 		       10,000 		      7,000 		      7,000
  Short term borrowings 		            1,955 		        1,955 		        600 		        600
  Accrued interest payable 		         3,034 		        3,034 		      2,457 		      2,457


		Estimated fair values have been determined by the Bank using the best available data. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in this note.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


		Financial assets - Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently than has been customary with historical cost
accounting.  Securities available-for-sale and securities
held-to-maturity are valued by an independent rating service and
are disclosed in detail in Note 2 above.  	A present value
discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was
adjusted for credit loss and assumed prepayment risk.   For
loans with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances.

		Financial liabilities - Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amounts of federal funds purchased and other short term borrowings are considered to approximate their fair values.

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

	 At December 31, 1995, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.


NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1995 and 1994
                            (In Thousands of Dollars)

                  Assets 		                               1995  		     1994

Cash 	                                                  $    	70 	   $    	65
Investment in bank subsidiary - at equity 		              48,517 		    43,310
Investment in credit life insurance company - at cost 		      50 		        50
Investment in other securities 		                             22 		        25
Dividends receivable from bank subsidiary 		                 630 		       574
Cash surrender value - life insurance 		                     467 		       453
    Total assets                                        $ 49,756 	   $	44,477

       Liabilities and Stockholders' Equity
Liabilities
 Payable to directors 	                                 $ 	  129 	   $    	75
 Dividends payable 		                                        630 		       574
   Total liabilities 		                                      759 		       649
Stockholders' equity
 Common stock - $10 par value, authorized 4,000,000
  shares, 1,400,000 shares issued and outstanding 		      14,000		     14,000
 Retained earnings 		                                     34,761 		    29,877
 Net unrealized gain (loss) on available-for-sale
  securities, net of tax 		                                  236 		      (49)
   Total stockholders' equity 		                          48,997 		    43,828
            Total liabilities and stockholders' equity  $ 49,756 	   $	44,477


                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                          Condensed Statements of Income
                     Years Ended December 31, 1995 and 1994
                             (In Thousands of Dollars)

                                            		     1995           		1994
Operating income
  Dividends from bank subsidiary 	              $ 	1,232 	       $ 	1,120
  Other dividend income 		                            22 		            61
  Interest income 		                                   2 		             1
  Other 		                                            27 		            30

Operating expenses 		                                 87 		            60

    Income before equity in undistributed net
     income of bank subsidiary 		                  1,196 		         1,152

Equity in undistributed net income of bank
 subsidiary 		                                     4,920 		         4,409

    Net Income 	                                $ 	6,116 	       $ 	5,561


                      Condensed Statements of Cash Flows
                    Years Ended December 31, 1995 and 1994

                            (In Thousands of Dollars)

                                                         		1995          		1994

Operating activities
 Net income for the year 	                              $ 	6,116 	      $ 	5,561
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Equity in undistributed net income of bank
    subsidiary                                          		(4,920) 		      (4,409)
   Increase in other assets 		                               (69) 		         (62)
   Increase in payables 		                                    54 		           26

     Total adjustments 		                                 (4,935) 		      (4,445)

     Net cash provided by operating activities        		   1,181 		        1,116

Net cash provided by (used in) investing activities
 Proceeds from sale or calls of investment securities 		      -	              18
    Net cash provided by (used in) investing activities		     -       		      18

Net cash used in financing activities
 Cash dividends paid 		                                    (1,176) 		     (1,071)

    Increase (decrease) in cash 		                              5 		          63

Cash at beginning of year 		                                   65 		           2

Cash at end of year 	                                      $  	70 	       $  	65


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

	During 1995, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits in each of the four counties either maintained the same levels or increased while loans in all four counties increased. To more efficiently provide expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion in the last quarter of 1994 involving data processing and communication links between its fourteen offices. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; extended banking hours; and a check card. The check card was introduced in the first quarter of 1995 and increased in usage as the year progressed to approximately 35,000 transactions per month.

	The first of the following tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1995, 1994, and 1993.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1995, 1994, and 1993; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

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

	The bank's average deposits grew during the last three years reflecting a 1.3% growth from 1994 to 1995, a 6.8% growth from
1993 to 1994, and a 10.4% growth from 1992 to 1993. Average transaction and limited transaction interest bearing accounts grew during the prior two years but declined in 1995 as
investors took advantage of higher certificate of deposit rates.
 The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994 and a 28.6 % increase in 1993. Average savings deposits actually declined 1.2% in 1995 compared to a 12.2% increase in 1994 and a 12.9% decrease in 1993. Average certificates of deposit increased during 1995 with certificates and other savings under $100,000 increasing 8.0% in 1995 compared to a 1.2% decline in 1994 and a 1.2.% decline in 1993. Certificates of deposit over $100,000 increased 24.8% in 1995 compared to a 10.4% increase in 1994 and a 17.1% decline in 1993.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

TABLE 1 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                                       YEAR ENDED DECEMBER 31,
                                                          	 	 	 	1995

                                                  		 Average   		Rate /
                                                   		Balance 		  Yield 			 Interest

ASSETS
 Interest earning assets
   Loans, net 	                                    $ 	276,166 		  9.38% 	  $	25,892 	*
   Bank time deposits 		                                    2      - 	 		      -
   Available-for-sale securities (AFS) 	  	             8,092 		  6.59			       534
   Held-to-maturity securities (HTM) 		                93,676 		  6.03			     5,646
   U.S. Treasury and Government agency securities   		   - 	   	   -    	 		   -
   States and political subdivisions' securities  		   39,139		   8.06 			    3,156 	*
   Other securities 		                                  2,452 		 11.29 			      277 	*
   Federal funds sold 		                                2,076 		  5.83 			      121
     TOTAL EARNING ASSETS 		                          421,603 		  8.45 		  $	35,626

 Noninterest earning assets
   Cash and due from banks 		                          24,829
   Bank premises and equipment 		                       6,246
   Other assets 		                                     11,061

     TOTAL ASSETS 	                                $ 	463,739

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts  	                $ 	148,993 		 3.51% 	  $ 	5,223
   Savings 		                                          34,627 		 3.00 			    1,040
   Time  		                                           136,605 		 5.30 			    7,245
   Time over $100,000 		                               32,522 		 5.35 			    1,740
    TOTAL INTEREST BEARING DEPOSITS 		                352,747 		 4.32			    15,248
   Federal funds purchased and repurchase
    agreements		                                        2,415 		 5.92 			      143
   Other short-term debt 		                               565 		 5.49 			       31
    TOTAL INTEREST BEARING LIABILITIES 		             355,727 	 	4.34		   $	15,422

 Noninterest bearing liabilities
   Demand deposits 		                                  56,742
   Other liabilities 		                                 4,515
    TOTAL LIABILITIES 		                              416,984
 Stockholders' equity 		                               46,755
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	   $ 	463,739

<F4>
  Spread between combined rates earned and combined rates paid*		4.11%

<F5>
  Net yield on interest-earning assets* 				                     4.79%

<F6>
  * Taxable equivalent basis.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                     	 	 	       1994  	 	 	 	   	 	 	 	             	 1993
                                             	     Average       Rate / 		                Average      Rate /
                                                  	Balance 		    Yield 			Interest 			   	Balance 		   Yield 			Interest
                                                                       	 (Dollars In Thousands)
ASSETS
 Interest earning assets
   Loans, net                                    $  247,791 		   8.54%    $	21,156 	*   $ 	233,608 		  8.37%    $	19,543 	*
   Bank time deposits	                                 - 	 	      - 	 	 	     - 	 	 	 	      - 	 	      - 	 	 	     -
   Available-for sale-securities (AFS)               15,931 		   8.33 			    1,327 				      - 	 	      - 	 	 	     -
   Held-to-maturity securities (HTM)	               101,654 		   5.76 			    5,858 				      - 	 	      - 	 	 	     -
   U.S. Treasury and Government agency securities	     - 	 	      - 	 	 	     - 				       106,201 		  6.50 			    6,904
   States and political subdivisions	                38,545 		   8.49 			    3,274 	* 			   29,634 		  8.62 			    2,553 	*
   Other securities	                                  2,375 		  13.15 			      312 	* 			    6,164 		  5.34 			      329 	*
   Federal funds sold	                                2,998 		   3.73 			      112 				      4,665 		  2.92 			      136
     TOTAL EARNING ASSETS 	                         409,294 		   7.83 		  $	32,039 			     380,272 		  7.75 		  $	29,465

 Noninterest earning assets
   Cash and due from banks	                          25,945 									                       23,406
   Bank Premises and equipment	                       6,350 									                        6,764
   Other assets	                                     10,364 									                       10,318

     TOTAL ASSETS                                $ 	451,953 								                    $  420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts                 $ 	161,244 		   3.25% 	 $ 	 5,239 			  $ 	147,246 		  3.16% 	  $ 	4,653
   Savings	                                          35,036 		   2.87  			   1,006 				     31,216 		  2.76 			      861
   Time	                                            126,523 		   4.27  			   5,400 				    128,021 		  4.26 			    5,459
   Time over $100,000    	                           26,053 		   4.32  			   1,126 				     23,602 		  4.34 			    1,025
    TOTAL INTEREST BEARING DEPOSITS  	              348,856 		   3.66  			  12,771 				    330,085 		  3.63 			   11,998
   Federal funds purchased and repurchase
    agreements 	                                      1,462 		   4.86 		        71 				        254 		  3.06 			        8
   Other short-term debt  	                             568 		   3.92 			       22 				        728 		  4.21 			       31
    TOTAL INTEREST BEARING LIABILITIES	             350,886 		   3.67 		  $	12,864 				    331,067 		  3.64 		  $	12,037
 Noninterest bearing liabilities
   Demand deposits   	                               55,557 									                       48,697
   Other liabilities  	                               3,690 									                        3,542
    TOTAL LIABILITIES 	                             410,133 									                      383,306
 Stockholders' equity  	                             41,820 									                       37,454
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 	451,953 								                    $ 	420,760

<F7>
Spread between combined rates earned and combined rates paid*		4.16% 		          						                4.11%

<F8>
Net yield on interest earning assets*			                       4.68% 								                          4.58%

<F9>
Taxable equivalent basis

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential (Continued)

										*
                                                         					*  				               Total
                                     		* 	   	 Taxable  		Nontaxable 	 	Federal 		Interest
                                    		Net  		Investment 		Investment 	  	Funds 		  Earning
(Dollars in Thousands) 		            Loans 		Securities 		Securities   		Sold	   	  Assets

1995 compared to 1994:
  Increase (decrease) due to:
    Volume 	                       $ 	2,423 	$ 	(1,103) 	   $ 	50 	    $ 	(34) 	  $ 	1,336
    Rate 		                           2,313 		      63 		    (168) 		      43 		     2,251

     NET INCREASE
      (DECREASE) 	                 $ 	4,736 	$ 	(1,040) 	   $(118) 	   $ 	  9 	   $	 3,587

1994 compared to 1993:
  Increase (decrease) due to:
    Volume 	                       $ 	1,186 	$ 	   537 	    $	768 	    $ 	(49) 	  $ 	2,442
    Rate 		                             427 		    (273) 		    (47) 		      25 		       132

     NET INCREASE
      (DECREASE) 	                 $ 	1,613 	$ 	   264 	    $ 721 	    $ 	(24) 	  $	 2,574
				                                            (A) 		        (A)

<F10>
     * Taxable equivalent basis

<F11>
   (A) U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturiy categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

	Average earning assets increased 3.0% in 1995 compared to an
7.6% increase in 1994 and a 9.7% increase in 1993.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1995, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 11.5% growth from 1994 to 1995, a 6.1% growth from 1993 to 1994, and an 8.6%
growth from 1992 to 1993. Average investments represented 34.0% of average earning assets at December 31, 1995, and decreased
9.6% in 1995 providing funds for the increasing loan growth. Investments increased 11.6% in 1994, and increased 11.9% in 1993. Average total assets increased during the last three years as evidenced by a 2.6% growth from 1994 to 1995, a 7.4% growth from 1993 to 1994, and a 10.3% growth from 1992 to 1993. Please refer to the color graphs at the end of this document that illustrate this growth.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                               	Now and 												                                            Total 		      *
                                	Money 			                   	     Time 		   Federal 		 Short 	Interest 		   Net
                               	Market  		Savings 	    	Time     		Over 		   Funds 		    Term 		Bearing		 Interest
(Dollars in Thousands)	        Accounts 		Deposits  		Deposits 		$100,000 		Purchased 		 Debt		 Funds 		  Earnings

1995 compared to 1994:
  Increase (decrease) due to:
    Volume                     $	(398) 	   $	(12) 	    $  430	    $  279 	    $ 	46 	    $  - 	  $ 	345 	    $ 	991
    Rate       	                  382 		      46 		     1,415      		335 		      26 		       9 		 2,213 		       38

     NET INCREASE
      (DECREASE)               $ 	(16)    	$ 	34    	  $1,845    	$ 	614 	    $ 	72 	    $ 	 9  	$2,558 	    $1,029

1994 compared to 1995:
  Increase (decrease) due to:
    Volume                     $ 	442 	    $	105 	     $  (64) 	  $ 	107 	    $ 	37 	    $ 	(7)  $ 	620 	    $1,822
    Rate  	                       144 		      40 		         5 		      (5) 		     26 		      (2) 	   208 		      (76)

     NET INCREASE
      (DECREASE)               $ 	586 	    $	145 	     $ 	(59) 	  $ 	102 	    $ 	63 	    $ 	(9) 	$ 	828 	    $1,746

<F12>
   * Taxable equivalent basis


LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT

	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. The following table, Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities, shows the Bank's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given a two hundred basis point shift in interest rates is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1995, 1994, and 1993 was 4.79%, 4.68%, and 4.58% respectively.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE - Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities

(Dollars in Thousands)
                                   		3 Months 		     3-6      	 	6-12  	 	  Over 1
As of December 31, 1995 		           or Less      		Months 	   	Months  	 	  Year  		      Total
Earning assets
  Loans and leases, net of unearned 	$ 	64,615 	  $ 	43,285 	  $ 	72,506 	  $	111,525 	  $	291,931
  Taxable investment securities 		      12,715 		    11,027 		    30,164		     42,611 		    96,517
  Tax-exempt investment securities 		      986 		     1,200 		     1,060		     39,169 		    42,415

      Total earning assets 		           78,316 		    55,512 		   103,730 		   193,305 	  $	430,863

Interest-bearing liabilities
  NOW and money market accounts 		      35,739 	  		                          100,555    $	136,294
  Savings 								                                                             34,133 		    34,133
  Time 		                               42,682 		    34,082 		    46,903 		    18,671 		   142,338
  Time over $100,000 		                  8,526 		     8,055 		     9,703 		     4,310 		    30,594
  Other short-term debt 		              11,955 		 		 		 		                                  11,955

      Total interest bearing
        liabilities 		                  98,902 		    42,137 		    56,606		    157,669 	  $	355,314

Noninterest bearing, net 								                                             (75,549)

Net asset/liability funding gap 		     (20,586) 		   13,375 		    47,124		    (39,913)

Cumulative net asset/liability
  funding gap 	                      $ (20,586) 	 $ 	(7,211) 	 $ 	39,913	   $ 	  -

<F13>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1995, the Corporation had a ratio of average capital to average assets of 10.08%. This compares to a ratio of average capital to average assets of 9.25% at December
31, 1994, and 8.9% at December 31, 1993.

	Cash dividends paid in 1995 were 10.0% more than those paid in 1994. The dividend to net income ratio was 20%. Additional dividends of approximately $13.5 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

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

	As of December 31, 1995, the Bank's core and total risk-based ratios were 16.8% and 17.7% respectively. One year earlier, the comparable ratios were 16.2% and 17.1%, respectively. At year end 1995, the Bank had a ratio of average core equity to total average assets of 9.9%, up slightly from 9.0% at year end 1994.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 11.9% in 1995 compared to a 7.3% increase in 1994 and an decrease of .4% in 1993. Interest and fees earned on loans increased 22.4% in 1995 compared to an 8.3% increase in 1994 and a 1.4% decrease in 1993. Interest earned on investment securities and other investments decreased 10.9% in 1995 due to the decrease in volume compared to a 5.3% increase in 1994 and a 1.9% increase in 1993.

Interest Expense

	Total interest expense increased 19.9% in 1995 compared to a 6.9% increase in 1994 and a 10.0% decrease in 1993. The net interest margin (tax equivalent net interest income divided by average earning assets) increased in 1995 to 4.8% compared to 4.7% in 1994 and 4.6% in 1993 as indicated in the LIQUIDITY AND
INTEREST RATE SENSITIVITY MANAGEMENT section above.

	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.


Noninterest Income and Expense

	Noninterest income increased 14.9% during 1995 versus a 1.6% increase in 1994 and a 12.0% increase in 1993. The new check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. This "Impact" of our new technology contributed to the 16.4% increase in service fees for deposit accounts in 1995. Income from fiduciary services provided in the Bank's Trust Department remained strong contributing 27.4% of noninterest income.

	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1995 compared to a 5.4% increase in 1994 and a 9.3% increase in 1993. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $499,709 in 1995 compared to $890,646 in 1994, a 43.9-%
reduction.  Please refer to the discussion in the CAPITAL
RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.


Provision for Possible Loan Losses

	The provision for possible loan losses, representing amounts charged against operating income, increased 1.5% in 1995 compared to a 40.4% increase in 1994 and a 44.1% decrease in 1993. Management regularly monitors the allowance for possible losses and considers it to be adequate. Please refer to Note 1 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for further discussion of the adequacy of the allowance. The tables on the next page summarize average loan balances and reconciliation of the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed.

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

                                                            		    				December 31
                                              		1995      		1994      	 	1993      	 	1992     	 	1991
                                                     				    		(Dollars  In Thousands)

Average amount of loans outstanding 	        $	276,166   $	247,791 	  $	233,608 	  $	215,158 	  $	182,561

Balance of allowance for possible loan
  losses at beginning of year 	              $  	2,342 	 $  	2,024 	  $  	2,254	   $ 	 1,917 	  $  	1,818
Loans charged-off:
  Loans secured by real estate 		                   15 		      135 		       396 		       245		        329
  Commercial and industrial loans 		               170 		       42 		       222 		       124		        192
  Individuals 		                                   371 		      246 		       230 		       249 		       249
      TOTAL  LOANS CHARGED OFF 		                  556 		      423 		       848 		       618		        770
Recoveries of loans previously charged off:
   Loans secured by real estate 		                  97 		        9 		        56 		         3 		       -
   Commercial and industrial loans 		               14 		       36 		        52 		        80 		        56
   Individuals 		                                  111 		       36 		        40 		        32 		        33
      TOTAL RECOVERIES 		                          222 		       81 		       148 		       115 		        89
        NET  LOANS CHARGED-OFF 		                  334 		      342 		       700 		       503		        681
Provision charged to operating expenses 		         670 		      660 		       470		        840 		       780
       BALANCE OF ALLOWANCE FOR POSSIBLE
        LOAN LOSSES AT END OF YEAR 	         $ 	 2,678 	 $ 	 2,342 	  $ 	 2,024 	  $  	2,254 	  $ 	 1,917

Ratio of net charge-offs during the
  period to average loans outstanding 		         0.12% 		    0.14% 		     0.30%		      0.23% 		     0.37%



	Loans having recorded investments of $5.8 million at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 2% of gross loans. Commercial loans comprised $.326 million of the total, with loans secured by real estate accounting for $4.7 million and installment loans $.800 million. The gross interest income that would have been recorded during 1995 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $365, $193, and $189 thousand for the years ended December 31, 1995, 1994, and 1993 respectively. Impaired loans are charged-off once management has exhausted all efforts to collect the loan. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
      		                                    1995  	  	   1994        		1993         		1992        		 1991

INTEREST INCOME
 Interest and fees on loans        	    $	25,857,982 	$	21,130,914 	$	19,518,742 	 $	19,791,548 	 $	19,571,295

 Income on investment securities
   Taxable interest 		                     6,179,492   		7,012,626   		6,925,404		    6,898,114 		   5,218,446
   Exempt from federal income tax 		       2,156,813 		  2,184,666   		1,857,168 		   1,825,869 		   1,828,738
   Dividends 		                              177,790 		    204,948 		     72,054 		     110,874		      150,823

                                         		8,514,095 		  9,402,240 		  8,854,626 		   8,834,857		    7,198,007

 Other interest income 		                    121,492 		    284,384 		    347,287		      195,744 	      279,165

    TOTAL INTEREST INCOME 		              34,493,569 		 30,817,538		  28,720,655 		  28,822,149 		  27,048,467

INTEREST EXPENSE
  Interest on deposits 		                 15,247,875 		 12,770,618 		 11,998,235		   13,329,557 		  14,212,771
  Interest on other short term
   borrowings 		                             174,370 		     93,286		      38,339 		      47,449 		      63,994

   TOTAL INTEREST EXPENSE 		              15,422,245 		 12,863,904		  12,036,574 		  13,377,006 		  14,276,765

   NET INTEREST INCOME 		                 19,071,324 		 17,953,634  		16,684,081 		  15,445,143 		  12,771,702

PROVISION FOR POSSIBLE LOAN LOSSES 		        670,000 		    660,000 		    470,000		      840,000 		     780,000
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		          18,401,324  		17,293,634 		 16,214,081 		  14,605,143 		  11,991,702

NONINTEREST  INCOME
  Trust department income 		               1,251,642 		  1,249,359 		    863,952		      753,239 		     603,701
  Service fees on deposit accounts 		      2,697,332 		  2,317,992		   2,206,026 		   2,123,096 		   1,893,355
  Other service fees, commissions,
   and fees 		                               300,407 		    336,758 		    509,009 		     401,618		      237,755
  Other operating income 		                  322,634 		    319,466 		    315,108		      191,363 		      91,440
  Available for sale securities
   gains (losses) 		                           1,182 		   (243,690) 		    23,896		       28,434 		      15,862

   TOTAL NONINTEREST  INCOME 		            4,573,197 		  3,979,885		   3,917,991 		   3,497,750 		   2,842,113

NONINTEREST  EXPENSES
  Salaries and employee benefits 		        6,620,827 		  6,247,706		   5,686,965 		   5,283,086 		   4,407,072
  Net occupancy expense 		                 1,279,434 		  1,190,678 		  1,070,971		      984,650 		     797,466
  Furniture and equipment expense 		       1,382,769 		  1,069,856		     889,848 		     801,453 		     935,821
  Loss on other real estate 		                50,724 		      4,000 		    103,122		      312,064 		      48,398
  Other operating expenses 		              5,006,292 		  4,996,107		   4,903,949 		   4,460,696 		   3,572,881

   TOTAL NONINTEREST EXPENSES 		          14,340,046		  13,508,347 		 12,654,855 		  11,841,949 		   9,761,638

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		                 8,634,475		   7,765,172 		  7,477,217 		   6,260,944 		   5,072,177

PROVISION FOR INCOME TAXES 		              2,518,769 		  2,203,746 		  2,220,965		    1,768,840 		   1,341,130

        NET INCOME  	                   $ 	6,115,706 	$ 	5,561,426 	$ 	5,256,252 	 $ 	4,492,104 	 $ 	3,731,047

EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	        $ 	     4.37 	$ 	     3.97 	$ 	     3.75	  $ 	     3.21 	 $ 	     2.67


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

Net Income

	Net income was 10.0% higher in 1995 than in 1994, 5.8% higher in 1994 than in 1993, and 17.0% higher in 1993 than in 1992. As indicated by the table, Comparative Data, the Corporation's return on average assets was 1.32% in 1995, 1.23% in 1994, and 1.25% in 1993. The return on equity remains strong at 13.95% in 1995, 14.11% in 1994, and 14.93% in 1993.

Net Interest Margin

	The bottom graph on the last page of this document illustrates an increasing net interest margin during the five years shown.
As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table, Rate Sensitivity of Earning
Assets and Interest Bearing Liabilities, and adjusts the current balance sheet to reflect the impact of different interest rate movements.

EFFECTS OF ECONOMY

	Current economic conditions have had a definite effect on the reported financial condition and results of operation. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history during 1994. However, the market was much stronger during 1995 experiencing considerable gains compared to 1994.
Many Bank customers had used transaction and limited transaction interest bearing accounts as holding vehicles to watch rate movements during 1994 trying to determine the best time to lock in a rate on a longer term product. During 1995, many of these customers decided that the time was right and transferred investments to longer term certificate of deposits from transaction and limited transaction interest bearing accounts.
As Bank customers felt more comfortable with the economy, loan demand increased strongly resulting in a shift of Bank earning assets from investment securities to higher yielding loans. Historically, noninterest bearing demand deposits and regular savings accounts have provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1995 and 1994 as these fixed rate and noninterest bearing deposits continued to provide a relatively stable cost from this funding source.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Bank but are required to adopted after December 31, 1995. The Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" establishes guidance on when to recognize and how to measure impairment losses on long-lived assets and certain identifiable intangibles. The statement also offers guidance on how to value long-lived assets that management has committed to a plan to dispose of the assets. An asset that an entity will hold and use should be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In such situations, an impairment loss is recognized if the sum of undiscounted future cash flows expected to be generated by the asset is less than the carrying amount of the asset.
Measurement of the impairment loss, however, is based on the fair value of the asset. Management does not believe this statement will have any material effect on future income.

	The second standard, Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Certain Mortgage Banking Activities" requires recognition of rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. This Statement prescribes a single procedure for the capitalization of those rights acquired either through loan origination or through purchase transactions where a mortgage banking enterprise buys the servicing rights. Mortgage servicing rights are to be assessed for impairment

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD (Continued)

based on their fair value. Impairment is recognized through a valuation allowance for each impaired group of mortgage servicing rights. Rights capitalized after adoption of this statement should be grouped based on the risk characteristics of the underlying loans. Management does not believe this statement will have any material effect on future income.

SHAREHOLDER  INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1995, had a market value of $75.6 million and were held by 1,514 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's
Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.


                                             SHAREHOLDER INFORMATION
                                               			Price Range of  				  Dividend
                                                			Common Stock 	   	 		  Paid
                                          			High       	 	Low 	        Per Share

                    	First quarter 	      $	36.00 	      $	36.00 	      $
                    	Second quarter 		      37.00        		37.00         		0.36
              1993  	Third quarter 		       38.00 		       37.00
                    	Fourth quarter 		      38.00        		38.00         		0.37

                                                                        $  0.73

                    	First quarter 	      $	40.00 	      $	36.00 	      $
                    	Second quarter 		      42.00        		37.00 		        0.39
              1994  	Third quarter 		       43.00 		       37.00
                    	Fourth quarter 		      45.00 		       38.00 		        0.41

                                                                  						$ 	0.80

                    	First quarter 	      $	45.00 	       $	45.00      	$
                    	Second quarter 		      48.00 		        45.00 		       0.43
              1995  	Third quarter 		       50.00 		        48.00
                    	Fourth quarter 		      54.00 		        50.00        		0.45

                                                                  						$ 	0.88

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                                      COMPARATIVE DATA
                                  (In Thousands of Dollars)

                             		1995     		1994      		1993      		1992     		 1991

AVERAGE ASSETS 	           $	463,739 	 $	451,953 	 $	420,760 	 $	381,379  	$	303,851

AVERAGE LOANS (NET) 	      $	276,166 	 $	247,791 	 $	233,609  	$	215,158  	$ 182,561

AVERAGE DEPOSITS 	         $	409,489 	 $	404,412 	 $	378,782 	 $	343,128	  $	268,495

RETURN ON EQUITY
  AND ASSETS
 Return on average assets 		   1.32% 		    1.23% 		    1.25% 		    1.18%		     1.23%

 Return on beginning equity 		13.95% 		   14.11% 		   14.93%    		14.21% 		   13.01%
 Average equity to
    average assets 		         10.08% 		    9.25% 		    8.90% 		    8.76%		     9.94%

COMMON DIVIDEND
  PAYOUT RATIO
 Earnings per share 	      $ 	  4.37 	  $ 	 3.97 	  $ 	 3.75 	  $ 	 3.21 	 $	   2.67

 Cash dividends per share 	$ 	  0.88 	  $ 	 0.80   	$ 	 0.73 	  $  	0.64	  $ 	  0.58

 Ratio 		                       20% 		      20% 		      19% 		      20% 		      22%


                             NET INTEREST MARGIN
   	                          	1995  		    1994  		     1993  		    1992  		   1991
                                             (In Thousands of Dollars)

INTEREST INCOME
 (TAX EQUIVALENT)  	       $ 	35,626 	  $ 	32,039 	  $ 	29,465 	 $ 	29,564 	$ 	27,736

INTEREST EXPENSE 		           15,422 		    12,864 		    12,037 		   13,377 		  14,277


                          	$ 	20,204 	  $ 	19,175 	  $ 	17,428 	 $ 	16,187 	$ 	13,459


NET INTEREST MARGIN* 		        4.79% 		     4.68% 		     4.58% 		    4.67% 		   4.84%

<F14>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.

	In summary, the graphs on the following page illustrate the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank. Each shareholder can be proud of this performance. Our shareholders are the real support of our organization. Thank you for your help and support.


Nine color graphs were included on the last page of this report.
One - The first graph used the information presented above in the Five
Year Comparison table to illustrate the growth in net income.
Two - The second graph used information from the Comparative Data on the previous page to illustrate a return on average assets of 1.18% and above for the last five years.
Three - The third graph used information from the Comparative Data on the previous page to illustrate a return on beginning stockholders' equity over 13% for the last five years.
Four - The fourth graph used information from the Comparative Data on the previous page to illustrate earnings per share and cash dividends per share for the last five years.
Five - The fifth graph used information from the Consolidated Statements of Stockholders' Equity to illustrate the growth in stockholders' equity for the last five years.
Six - The sixth graph used information from the Consolidated Balance Sheets to illustrate the growth in net loans for the last five years.
Seven - The seventh graph used information from the Consolidated Balance Sheets to illustrate the growth in deposits for the last five years.
Eight - The eighth graph used information from the Consolidated Balance Sheets to illustrate the growth in total assets for the last five years.
Nine - The nineth graph used information from the Five Year Comparison table above to illustrate interest income, interest expense and net interest income for the last five years.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1995.

PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters.

A discussion of the registrant's common stock and related security holder matters is incorporated herein by reference to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations which are attached to and made a part of Annual Report to Stockholders which is attached hereto as Exhibit 13.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 and 1994
ASSETS 		                                    1995   		             1994

Cash and due from banks 	                    $ 	31,281,706       $ 	26,735,526
Securities
 Available for sale (amortized cost
  $10,875,527 and $12,646,156
  respectively) 		                              11,269,006 		       12,565,226
 Held to maturity (fair value
  $128,829,961 and $138,892,331
  respectively) 		                             127,662,682 		      143,061,031
    Total securities - Note 2 		               138,931,688       		155,626,257
Loans, net of unearned income - Note 3   	  	  291,930,311       		262,694,120
 Allowance for possible loan losses
  - Note 4 		                                   (2,678,386)       		(2,342,290)
    Net loans 		                               289,251,925 		      260,351,830
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                      6,397,936 		        6,193,080
Other assets 		                                 11,171,993 		       11,887,492

   TOTAL ASSETS 	                            $ 477,035,248 	     $	460,794,185

LIABILITIES

Deposits
 Noninterest-bearing 	                       $ 	67,420,536 	     $ 	61,845,878
 Interest-bearing (including
 certificates of deposit over $100,000:
 1995 - $30,593,803; 1994 - $26,169,831) 	    	343,357,525 		      343,306,545
    Total deposits 		                          410,778,061 		      405,152,423
 Federal funds purchased 		                     10,000,000 		        7,000,000
 Dividends payable 		                              630,000 		          574,000
 Other short term liabilities 		                 1,955,000 		          600,000
 Accounts payable and accrued liabilities 		     4,675,712 		        3,639,636

    TOTAL LIABILITIES 		                       428,038,773         416,966,059

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued
  and outstanding - Note 1                    		14,000,000 		       14,000,000
 Retained earnings - Note 6 		                  34,760,389 	       	29,876,683
 Net unrealized loss on available-for-sale
  securities, net of tax 		                        236,086 		          (48,557)
    TOTAL STOCKHOLDERS' EQUITY 		               48,996,475 		       43,828,126

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY 	                                $	477,035,248 	     $ 460,794,185

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                                              						Net Unrealized
			   		                                                           	Gain (Loss) On
                                    		Common  		    Retained 		    Available-for-sale
                                    		Stock   	    	Earnings    	    	Securities   	   	   Total

BALANCE AT JANUARY 1, 1993 	      $ 	7,000,000 	  $	28,201,005   	   $  	- 	           $	35,201,005
Net income for the year 		               - 		        5,256,252 		        - 		             5,256,252
Cash dividends declared,
 $.73 per share 		                       - 		       (1,022,000) 		       - 		            (1,022,000)
Net unrealized loss on mutual
 fund investment 		                      - 		          (27,684) 		       -		                (27,684)

BALANCE AT DECEMBER 31, 1993 		      7,000,000 		   32,407,573 		        -		             39,407,573
Cumulative effect of change in
 accounting principle (net of
 deferred income taxes of
 $171,405)  - Note 1 		                  - 		           27,684		       229,424 		           257,108
Two-for-one stock split - Note 1 		  7,000,000 		   (7,000,000) 		       -		                  -
Net income for the year 		               - 		        5,561,426 		        - 		             5,561,426
Cash dividends declared, $.80
 per share 		                            - 		       (1,120,000) 		       -		             (1,120,000)
Net unrealized loss on available-
 for-sale securities, net of tax 		      - 		            - 		         (277,981) 		         (277,981)

BALANCE AT DECEMBER 31, 1994 		     14,000,000 		   29,876,683		       (48,557) 		       43,828,126
Net income for the year 		               - 		        6,115,706 		        - 		             6,115,706
Cash dividends declared, $.88
 per share 		                            - 		       (1,232,000) 		       -		             (1,232,000)
Net unrealized gain on available-
 for-sale securities, net of tax		       - 		            - 		          284,643 		           284,643

BALANCE AT DECEMBER 31, 1995 	    $	14,000,000 	  $	34,760,389 	     $	236,086 	       $	48,996,475

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                         		1995  		       1994  		       1993

INTEREST INCOME
 Interest and fees on loans 	         $	25,857,982  	$	21,130,914 	 $	19,518,742

 Income on investment securities
  Taxable interest 		                    6,179,492 		   7,185,169 		   6,925,404
  Exempt from federal income tax 		      2,156,813 		   2,184,666 		   1,857,168
  Dividends 		                             177,790      		204,948       		72,054
                                       		8,514,095 		   9,574,783 	   	8,854,626

 Other interest income 	                  	121,492 		     111,841 		     347,287

    TOTAL INTEREST INCOME 		            34,493,569 		  30,817,538		   28,720,655

INTEREST EXPENSE
 Interest on deposits 		                15,247,875 		  12,770,618 		  11,998,235
 Interest on other short term
  borrowings 		                            174,370 		      93,286		       38,339

    TOTAL INTEREST EXPENSE 		           15,422,245 		  12,863,904		   12,036,574

    NET INTEREST INCOME 		              19,071,324 		  17,953,634		   16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES - Note 4 		                        670,000 		     660,000		      470,000

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 		       18,401,324		   17,293,634 		  16,214,081

NONINTEREST  INCOME
 Trust department income 		              1,251,642 		   1,249,359 		     863,952
 Service fees on deposit accounts 		     2,697,332 		   2,317,992		    2,206,026
 Other service fees, commissions,
  and fees 		                              300,407		      336,758 		     509,009
 Other operating income 		                 322,634 		     319,466 		     315,108
 Available for sale securities
  gains (losses) 		                          1,182		     (243,690) 		     23,896

    TOTAL NONINTEREST  INCOME 		         4,573,197 		   3,979,885		    3,917,991

NONINTEREST  EXPENSES
 Salaries and employee benefits 		       6,620,827 		   6,247,706		    5,686,965
 Net occupancy expense 		                1,279,434 		   1,190,678 		   1,070,971
 Furniture and equipment expense 		      1,382,769 		   1,069,856		      889,848
 Loss on other real estate 		               50,724 		       4,000 		     103,122
 Other operating expenses 		             5,006,292 		   4,996,107		    4,903,949

    TOTAL NONINTEREST EXPENSES 		       14,340,046		   13,508,347 		  12,654,855

    INCOME BEFORE PROVISION FOR
     INCOME TAXES 		                     8,634,475 		   7,765,172		    7,477,217

PROVISION FOR INCOME TAXES - Note 8 		   2,518,769 		   2,203,746		    2,220,965

    NET INCOME  	                     $ 	6,115,706 	 $ 	5,561,426 	 $ 	5,256,252

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares) 	     $ 	     4.37 	 $ 	     3.97 	 $ 	     3.75

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
		                                   1995     		      1994            		1993

OPERATING ACTIVITIES

 Net income   	                 $ 	6,115,706 	   $ 	5,561,426     	$ 	5,256,252
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
  Excess (deficiency) of
   provision for possible
   loan losses over net
   charge offs 		                    336,096 	      	318,639	         	(230,083)
  Provision for depreciation
   and amortization of
   premises and equipment 		         645,816 		      589,045 		         591,486
  Amortization of deposit
   base intangibles 		               168,020		       168,020 		         168,020
  Amortization of investment
   security premiums, net of
   accretion of discounts 		         641,104 		      678,968		          747,224
  Increase in cash surrender
   value of life insurance
   contracts 	                      	(65,936) 		     (75,287) 		       (103,175)
  Deferred income taxes 		          (233,403) 		    (163,907) 		         24,080
  (Increase) decrease in
   Interest receivable  		          (255,109) 	    	(992,872) 	        	364,303
   Other assets  	                  	912,162 		      344,572 		      (1,171,225)
  Increase (decrease) in
   Interest payable 	               	577,137 		      222,605 		        (206,742)
   Other liabilities 		              458,939 		      287,975 		          38,024

    TOTAL ADJUSTMENTS 		           3,184,826 		    1,377,758		          221,912

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES        		9,300,532 		    6,939,184 		       5,478,164

INVESTING ACTIVITIES

 Proceeds from maturities,
  calls, and sales of
  available-for-sale
  securities 		                    7,306,453 		   25,152,051 		           -
 Proceeds from maturities and
  calls of held-to-maturity
  securities 		                   18,848,992 		    5,092,000 		      30,497,983
 Purchases of investment
  securities
  Available-for-sale 		           (3,168,200) 		 (16,942,994) 		          -
  Held-to-maturity 		             (6,459,372) 		 (19,495,987)		     (39,789,407)
 Net increase in loans 		        (29,236,191) 	 	(18,778,658)     		(18,710,584)
 Purchases of premises and
  equipment 		                      (850,672) 		    (418,586)		        (222,279)
 Proceeds from redemption of
  annuities and life insur-
  ance contracts 						                                                 229,275
 Purchase of single premium
  life insurance contracts 		          - 		            - 		            (730,000)

    NET CASH USED BY
     INVESTING ACTIVITIES      		(13,558,990) 		 (25,392,174) 		    (28,725,012)

FINANCING ACTIVITIES

 Net increase in noninterest-
  bearing and interest-bearing
  deposits  		                     5,625,638      16,217,348	       	18,384,169
 Net increase (decrease) in
  short term borrowings 		         4,355,000		     7,000,000 		         (77,537)
 Cash dividends                 		(1,176,000) 	  	(1,071,000) 		       (966,000)

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES        		8,804,638 		   22,146,348 		      17,340,632

    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS        		4,546,180 		    3,693,358 		      (5,906,216)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR 		          26,735,526		    23,042,168 		      28,948,384

CASH AND CASH EQUIVALENTS AT
 END OF YEAR 	                  $	31,281,706 	   $	26,735,526 	    $ 23,042,168

<F3>
The accompanying notes are an integral part of the consolidated financial statements.

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

 		As of December 31, 1995, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau and Columbia State Community College.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks, three (3) savings and loan associations, and several credit unions located in the marketing area.

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

Use of Estimates in the Preparation of Financial Statements

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1995, amounted to approximately $8.3 million.

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

		On November 15, 1995, the Financial Accounting Standards Board issued a guide for implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at that date and account for resulting reclassifications as a transfer until December 31, 1995.
Reclassification from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of a bank to hold other debt securities to maturity in the future. The Bank did not reclassify any debt securities as a result of this one-time reassessment.

Loans

		Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114, as amended by
SFAS 118), "Accounting by Creditors for Impairment of a Loan".
The statement specifies how allowances for credit losses related to certain loans should be determined and addresses the accounting for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Consequently, interest accruals are discontinued on loans that are ninety days past-due. All loans

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loans (Continued)

in non-accrual status and loans in the two most severe Loan
Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

		When a loan is collateral dependent, impairment is measured based on the observable market price or the fair value of the collateral. For other loans, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Positive changes in the net present value of an impaired loan will in no event be used to increase the value of a loan above the amount of the loan.

	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure. or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.
 Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $482,945 at December 31, 1995, and $544,540 at
December 31, 1994.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established by charges to operations based on the evaluation of the impairment of loans by Loan Review, the Special Assets Committee, and the Credit Administrator. Impairments in loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration.

Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3-33 years.
 Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Trust Department Income

		Trust department income is recognized on the accrual basis in the applicable period earned.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock Split

		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributed May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1995 - $168,020;  1994 - $168,020;  and  1993 - $168,020.

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		The following tables reflect the amortized value and fair value of investment securities.


                            		      Amortized 		                Gross Unrealized 		 		         Fair
	                                    	Value 		               Gain           	   Loss 		        Value

December 31, 1995

Available-for-sale securities

 U.S. Treasury 	                  $ 	5,064,421 	          $  	72,679 	         $   	- 	      $ 	5,137,100
 U.S. Government agencies 		         3,279,968 		             72,268 		             2,570		     3,349,666
 Other securities 		                 2,531,138 	             254,102 		             3,000 		    2,782,240
 	                                $	10,875,527 	          $ 	399,049 	         $   	5,570 	  $	11,269,006

Held-to-maturity securities

 U.S. Treasury                   	$	61,426,813 	          $ 	295,846 	         $  	59,359 	  $	61,663,300
 U.S. Government agencies 		        23,498,204 		            267,237 		            48,041		    23,717,400
 States and political subdivisions		42,415,025 		            934,439		            241,048 		   43,108,416
 Other securities 		                   322,640 		             18,205 		             - 		          340,845
                                 	$127,662,682 	          $1,515,727 	         $ 	348,448 	  $128,829,961

December 31, 1994

Available-for-sale securities
 U.S. Treasury 	                  $ 	7,094,657 	          $   	4,695 	         $  	50,352 	  $ 	7,049,000
 U.S. Government agencies 		         5,551,499 		              3,892 		            39,165		     5,516,226
	                                 $	12,646,156 	          $   	8,587           $  	89,517 	  $	12,565,226

Held-to-maturity securities
 U.S. Treasury 	                  $	71,997,419 	          $  	66,784 	         $1,862,503 	  $	70,201,700
 U.S. Government agencies 		        28,527,740 		             21,631 		         1,006,621		    27,542,750
 States and political subdivisions 	39,786,156 		            493,613		          1,804,009 		   38,475,760
 Other securities 		                 2,749,716 		              3,210 		            80,805 		    2,672,121
                                 	$143,061,031 	          $ 	585,238 	         $4,753,938 	  $138,892,331


		Securities with an amortized value of $93,101,954 and $81,583,779 at December 31, 1995 and 1994, respectively (fair value: 1995 - $93,937,766; 1994 - $80,148,047), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1995, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net gains realized in 1995 and net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.


            		                         1995       		1994        		1993

       Pre-tax gains (losses) 	    $   	1,182 	  $(243,690) 	  $ 	23,896
       Tax effect 		                     (473) 		   97,476 		     (9,558)
       After-tax gains (losses) 	   $  	  709 	  $(146,214) 	  $ 	14,338


         FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the maturity, call, or sale of available-for-sale securities were $7,306,453, $25,152,051, and $-0- during 1995, 1994, and 1993 respectively. Proceeds from the maturity or call of held-to-maturity securities were $18,848,992, $5,092,000, and $30,497,983 during 1995, 1994, and
1993 respectively. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions in 1994. Gross gains of $23,896 and gross losses of $ -0- were realized on the dispositions in 1993. At December 31, 1995, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

	 	The following table shows the amortized value, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1995, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                             		Amortized 	       	Fair 	 	   Yield
                                                		Cost 	   	     Value 		    (Unaudited)
Available-for-sale securities
U.S. Treasury
 Within one year 	                           $ 	2,019,183 	   $ 	2,029,400 		   6.2%
 After one but within five years 		             3,045,238 		     3,107,700		    6.5%
U.S. Government agencies
 Within one year 		                             1,000,000 		     1,002,500 		   6.1%
 After one but within five years 		             1,996,231 		     2,066,000		    7.6%
 After ten years 		                               283,737 		       281,166 		   6.2%
Other securities 		                             2,531,138 		     2,782,240 		   8.9%
	                                            $	10,875,527 	   $	11,269,006

Held-to-maturity securities
U.S. Treasury
 Within one year 	                           $	39,167,894 	   $ 39,306,700 		   6.1%
 After one but within five years 		            22,258,919 		    22,356,600		    5.6%
U.S. Government agencies
 Within one year 		                            11,023,204 		    11,062,500 		   6.1%
 After one but within five years 		            12,475,000 		    12,654,900		    6.1%
 After five but within ten years 		                - 	 	            - 	 	        -
States and political subdivisions
 Within one year 		                             3,244,962 		     3,296,024 		  10.0%
 After one but within five years 		            12,357,917 		    12,741,932		    8.7%
 After five but within ten years 		            23,148,235 		    23,191,943		    7.6%
 After ten years 		                             3,663,911 		     3,678,517 		   7.8%
Other securities
 After one but within five years 		               322,640 		       340,845 		   8.0%
	                                            $127,662,682 	   $128,629,961

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

		A summary of loans outstanding by category follows.


  		                                                1995  		          1994
Loans secured by real estate
Loans secured by real estate
 Construction  and  land development   	       $ 	7,399,095 	    $ 	8,036,802
 Farmland 		                                      7,849,137 		      7,942,187
 Lines of credit 		                                 339,108         		240,976
 1-4 family residential property - first lien  	111,016,393     		100,548,761
 1-4 family residential property - junior lien   	7,177,285       		7,219,546
 Multifamily residential property 		              3,729,687 		      4,775,515
 Non farm, non residential property 		           44,224,353 		     41,734,848
    Subtotal 		                                 181,735,058 		    170,498,635

Commercial and  industrial loans
 Commercial  and  industrial 		                  51,758,675 		     44,870,150
 Taxable municipal loans 		                         270,000 		        300,000
 All other loans 		                                  88,239 		        187,405
    Subtotal 		                                  52,116,914 		     45,357,555

Tax exempt municipal loans 		                     1,485,071 		        748,116

Loans to individuals
 Agricultural production 		                       3,659,215 		      3,823,296
 Lines of credit 		                                 135,230 		        103,249
 Individuals for personal expenditures 	        	53,026,209      		42,341,597
 Purchase or carry securities 		                     - 		                 655
    Subtotal 		                                  56,820,654 		     46,268,797

Lease financing 		                                   - 		               1,408

                                              		292,157,697 		    262,874,511

Less:
 Net unamortized loan origination fees 		          (225,368) 		      (176,606)
 Unearned interest income 		                         (2,018) 		        (3,785)
 Allowance for possible loan losses 		           (2,678,386)		     (2,342,290)

	                                              $289,251,925 	    $260,351,830


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1995, follows.


                                    	 	(In Thousands of Dollars)
                             		Within 		     One to 		    After
		                            One Year 	  	Five Years 		 Five Years  		Total

     Fixed rate loans 	       $ 	62,923 	   $ 	47,100 	  $ 	23,735   $	133,758
     Variable rate loans 	     	113,389 	     	26,949 		    18,062 		  158,400

 	                            $	176,312 	   $ 	74,049 	  $ 	41,797 	 $	292,158


	Loans having recorded investments of $5,856,000 at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $456,000. Interest received on these loans during 1995 was $532,873. Prior to adoption of SFAS 114, non-performing loans were those which were accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 at December 31, 1994.

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
An analysis of activity with respect to such loans for the years ended December 31, 1995 and 1994, follows.


                                  		Balance at
                	                  	Beginning  				                 Amount      		Amount      Balance at
                                 		 of Year 		      Additions 		  Collected 	  	Written Off 		End of Year

      1995
 Aggregate of certain party loans 	 $ 6,494,271  	 $	7,020,665 	 $	5,908,932 	 $ 	  - 	       $ 7,606,004

      1994
 Aggregate of certain party loans 	 $	6,563,577 	  $	5,081,776 	 $	5,151,082 	 $    - 	       $	6,494,271



		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1995 or 1994.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

		Changes in the allowance for possible loan losses are as follows:


       		                                    1995   		     1994   		     1993

Balance at beginning of year 	           $	2,342,290 	 $	2,023,651 	 $	2,253,735
Provision charged to operating expenses    		670,000 		    660,000		     470,000
Loan losses:
 Loans charged off 		                       (555,957) 		  (422,831) 		  (847,535)
 Recoveries on loans previously
  charged off                              		222,053      		81,470     		147,451

Balance at end of year 	                 $	2,678,386 	 $	2,342,290 	 $	2,023,651



		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

NOTE 5 - BANK PREMISES AND EQUIPMENT

		The components of premises and equipment are as follows:


                                                1995               1994
        Land 	                              $ 1,204,288 	      $	1,204,288
        Premises 		                           6,648,329 		       6,629,567
        Furniture and equipment 		            3,949,617 		       3,816,320
        Leasehold improvements 		               879,695 		         474,770
                                           		12,681,929 		      12,124,945
Less allowance for depreciation and
 amortization 		                             (6,283,993)		      (5,931,865)

	                                           $	6,397,936 	      $	6,193,080


		Annual provisions for depreciation and amortization total $645,816 for 1995, $589,045 for 1994, and $591,486 for 1993.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,287,900 at December 31, 1995.

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1995, additional dividends of approximately $13,500,000 could have been declared by the Bank to the Corporation without regulatory agency approval.



NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2000. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $660,121, $409,764, and $254,121 for equipment leases, and $111,649,
$97,966, and $82,030 for building leases, in 1995, 1994, and
1993, respectively. Future minimum lease commitments as of December 31, 1995, under all noncancelable operating leases with initial terms of one year or more follow.

                    1996                        	 $ 	671,934
                  		1997  	              	           671,934
                  		1998  		                         636,511
                  		1999  		                           5,088
                  		2000  	 	                          5,088

     Total future minimum lease payments 	    		  $1,990,555

/TABLE>


NOTE 8 - FEDERAL AND STATE INCOME TAXES

		The provisions for income taxes consist of the following:



                                     		1995         		1994        		1993

Current:
 Federal 	                         $ 2,166,566 	  $	1,831,848 	  $	1,754,003
 State 		                              585,606 		     503,433 		     442,882
    Total current 	                  2,752,172 		   2,335,281 		   2,196,885

Deferred:
 Federal 		                           (198,393) 		   (111,805) 		     20,468
 State 		                              (35,010) 		    (19,730) 		      3,612
    Total deferred                    (233,403) 		   (131,535) 		     24,080

  Total provision for
    income taxes 	                 $ 2,518,769 	  $	2,203,746 	  $	2,220,965


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		The deferred tax effects of principal temporary differences are shown in the following table:

                		                         1995  		      1994  		      1993

Allowance for possible loan losses 	  $ 	815,315 	  $ 	682,877 	  $ 	555,421
Installment loan reporting 		               - 		          - 		         6,865
Write-down of other real estate 		       177,120 		    159,120 		    157,520
Deferred compensation 		                 256,139 		    156,227 		     76,781
Direct lease financing 		                   - 		        36,452 		     35,736
Unrealized loss on AFS securities 		        - 		        32,372 		     18,457
Deferred loan fees 		                     44,051 		     24,546 		     76,907

  Deferred tax asset 		                1,292,625 		  1,091,594 		    927,687

Unrealized gain on AFS securities 		    (157,392) 		      - 		          -

  Deferred tax liability 		             (157,392)  		     - 		          -

    Net deferred tax asset 	          $1,135,233    $1,091,594	   $ 	927,687



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1995, 1994, and 1993 amounted to $2,756,442, $2,431,332 and
$2,564,887, respectively.


        		                                        1995  		         1994  		         1993

Tax expense at statutory rate 	               $ 2,935,722 	    $ 2,640,158    	 $	2,542,254
Increase (decrease) in taxes resulting from:
 Tax-exempt interest 		                          (783,011) 		     (780,946) 		     (647,575)
 Nondeductible interest expense 		                 89,491 		        75,019 		        58,457
 Other nondeductible expenses
  (nontaxable income) - net 		                    (28,114) 		       (6,458)		       (19,962)
 State income taxes, net of federal
  tax benefit 		                                  363,393 		       319,244 		       292,263
 Dividend income exclusion 		                     (18,324) 		      (29,571) 		      (15,646)
 Other 		                                         (40,388) 		      (13,700) 		       11,174

Total provision for income taxes 	            $	2,518,769 	    $	2,203,746 	    $	2,220,965

Effective tax rate 		                               29.2% 		         28.4% 		         29.7%



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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - COMMITMENTS (Continued)

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1995, were $21,739,000 and $1,699,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		Interest paid on deposits and other borrowings during 1995, 1994, and 1993 amounted to $14,845,299, $12,641,299, and
$12,243,317, respectively.


NOTE 11 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $633,459, $602,010, and $529,324, in 1995, 1994, and
1993, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1995 - $594,221; 1994 - $580,088) used to fund the plan and the related liability (1995
- $482,272; 1994 - $400,606) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $14,133 in 1995 and $22,448 in 1994 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $106,666 in 1995, $98,925 in 1994, and $91,916 in 1993.

   The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $176,727 for 1995, $126,262 for 1994, and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants. Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $51,803 in 1995 and $52,840 in 1994 is also included in the cash surrender values of $1,801,922 and $1,750,119 at December 31, 1995 and
1994, respectively.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

		The following is a summary of the unaudited consolidated quarterly results of operations.



                               		First        Second     		  Third 		     Fourth
                              		Quarter     		Quarter 	     Quarter   	  	Quarter 		    Total

        1995

Interest income 	            $	8,244,228   $	8,640,769 	 $	8,720,212 	 $ 8,888,360 	 $34,493,569
Interest expense 		            3,654,485 		  3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		         4,589,743 		  4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
 losses 		                       145,000 		    140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
 noninterest income 		         2,492,505 		  2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		  1,952,238 		  2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                  512,448 		    589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                 $	1,439,790 	 $ 1,506,603 	 $	1,490,537 	 $	1,678,776 	 $ 6,115,706

Earnings per common share
  (1,400,000 shares) 	       $ 	    1.03 	 $  	   1.08 	 $     	1.06 	 $    	 1.20 	 $ 	    4.37


	                               	First 		      Second 		     Third 		    Fourth
                     		         Quarter 	     	Quarter     	Quarter  	   Quarter 		    Total

1994

Interest income 	            $	7,176,893   $	7,664,849    $	7,814,500 	 $	8,161,296  $30,817,538
Interest expense 		            2,986,012 		  3,148,310 		   3,272,217 		  3,457,365	  12,863,904

Net interest income 		         4,190,881 		  4,516,539 		   4,542,283		   4,703,931 		17,953,634
Provision for possible loan
 losses 		                        60,000 		    255,000 		     225,000 		    120,000 		   660,000
Noninterest expenses, net of
 noninterest income 		         2,260,734 		  2,254,027 		   2,490,717		   2,522,984 		 9,528,462

Income before income taxes 		  1,870,147 		  2,007,512 		   1,826,566		   2,060,947 		 7,765,172
Income taxes 		                  528,638 		    566,493 		     508,942 		    599,673 		 2,203,746

Net income 	                 $	1,341,509 	 $	1,441,019 	  $ 1,317,624 	 $	1,461,274  $	5,561,426

Earnings per common share
 (1,400,000 shares) 	        $ 	    0.96 	 $  	   1.03 	  $ 	    0.94 	 $ 	    1.04	 $ 	    3.97


NOTE 13 - SHAREHOLDERS' EQUITY

		The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the
Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of
assets, liabilities, and certain off-balance-sheet items as
calculated under regulatory accounting practices.   As of
December 31, 1995, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Corporation and the Bank meet all capital requirements.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table.


                                                      (Unaudited)
                                     		 	 	 	 	 	Year Ended December 31

                                          		1995       		   	 		1994      		 	 		  1993
                                							          (Dollars In Thousands)

Demand deposits 	                    $	56,730  		- 	% 	  $	55,557 	 	- 	% 	  $	48,697		  - 	%
NOW and money market accounts 		      149,016 		3.51 			  161,244 		3.25			   147,246 		3.16
Savings deposits 		                    34,629 		3.00 			   35,036 		2.87 			   31,216 		2.76
Time deposits of less than $100,000 		136,568 		5.30 			  126,523		 4.27 			  128,021 		4.26
Time deposits of $100,000 or more 		   32,524 		5.35 			   26,053		 4.32 			   23,602 		4.33

Total In Domestic Offices 	          $409,467 		3.72%   	$404,413		 3.66% 	  $378,782 		3.17%



		At December 31, time deposits of $100,000 or more had the following maturities.

                            	1995  	    	1994  		   1993
                                  (Dollars In Thousands)

    Under 3 months 	      $	7,877 	   $	3,117 	  $	3,519
    3 to 12 months 		      18,407 		   18,250 		  17,081
    Over 12 months 		       4,310 		    4,803 		   4,505

	                         $30,594 	   $26,170 	  $25,105



	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".


				                                          Dollars in Thousands
     		                             December 31, 1995 	  	 		  December 31, 1994
                               	 	Amortized     		Fair     	  	Amortized  	  	Fair
		                                  Value   	   	Value 	        	Value    		 Value

Financial assets
  Cash and cash equivalents      	$ 	31,282 	     $ 	31,282 	   $ 	26,736	    $ 	26,736
  Securities held to maturity   	  	127,663  		     128,830  		   143,061		     138,892
  Securities available for sale   		 10,876  	 	     11,269 	  	   12,646		      12,565
  Loans, net 	                   	  289,252 	 	     298,076 		    260,352 		    268,870
  Accrued interest receivable 		      5,454 		        5,424 		      5,169		       5,169

Financial liabilities
  Deposits 		                       410,778 		      398,296 		    405,152 		    402,720
  Federal funds purchased 		         10,000 		       10,000 		      7,000 		      7,000
  Short term borrowings 		            1,955 		        1,955 		        600 		        600
  Accrued interest payable 		         3,034 		        3,034 		      2,457 		      2,457


		Estimated fair values have been determined by the Bank using the best available data. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in this note.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


		Financial assets - Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently than has been customary with historical cost
accounting.  Securities available-for-sale and securities
held-to-maturity are valued by an independent rating service and
are disclosed in detail in Note 2 above.  	A present value
discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was
adjusted for credit loss and assumed prepayment risk.   For
loans with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances.

		Financial liabilities - Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amounts of federal funds purchased and other short term borrowings are considered to approximate their fair values.

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

	 At December 31, 1995, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.


NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1995 and 1994
                            (In Thousands of Dollars)

                  Assets 		                               1995  		     1994

Cash 	                                                  $    	70 	   $    	65
Investment in bank subsidiary - at equity 		              48,517 		    43,310
Investment in credit life insurance company - at cost 		      50 		        50
Investment in other securities 		                             22 		        25
Dividends receivable from bank subsidiary 		                 630 		       574
Cash surrender value - life insurance 		                     467 		       453
    Total assets                                        $ 49,756 	   $	44,477

       Liabilities and Stockholders' Equity
Liabilities
 Payable to directors 	                                 $ 	  129 	   $    	75
 Dividends payable 		                                        630 		       574
   Total liabilities 		                                      759 		       649
Stockholders' equity
 Common stock - $10 par value, authorized 4,000,000
  shares, 1,400,000 shares issued and outstanding 		      14,000		     14,000
 Retained earnings 		                                     34,761 		    29,877
 Net unrealized gain (loss) on available-for-sale
  securities, net of tax 		                                  236 		      (49)
   Total stockholders' equity 		                          48,997 		    43,828
            Total liabilities and stockholders' equity  $ 49,756 	   $	44,477


                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                          Condensed Statements of Income
                     Years Ended December 31, 1995 and 1994
                             (In Thousands of Dollars)

                                            		     1995           		1994
Operating income
  Dividends from bank subsidiary 	              $ 	1,232 	       $ 	1,120
  Other dividend income 		                            22 		            61
  Interest income 		                                   2 		             1
  Other 		                                            27 		            30

Operating expenses 		                                 87 		            60

    Income before equity in undistributed net
     income of bank subsidiary 		                  1,196 		         1,152

Equity in undistributed net income of bank
 subsidiary 		                                     4,920 		         4,409

    Net Income 	                                $ 	6,116 	       $ 	5,561


                      Condensed Statements of Cash Flows
                    Years Ended December 31, 1995 and 1994

                            (In Thousands of Dollars)

                                                         		1995          		1994

Operating activities
 Net income for the year 	                              $ 	6,116 	      $ 	5,561
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Equity in undistributed net income of bank
    subsidiary                                          		(4,920) 		      (4,409)
   Increase in other assets 		                               (69) 		         (62)
   Increase in payables 		                                    54 		           26

     Total adjustments 		                                 (4,935) 		      (4,445)

     Net cash provided by operating activities        		   1,181 		        1,116

Net cash provided by (used in) investing activities
 Proceeds from sale or calls of investment securities 		      -	              18
    Net cash provided by (used in) investing activities		     -       		      18

Net cash used in financing activities
 Cash dividends paid 		                                    (1,176) 		     (1,071)

    Increase (decrease) in cash 		                              5 		          63

Cash at beginning of year 		                                   65 		           2

Cash at end of year 	                                      $  	70 	       $  	65


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

	During 1995, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits in each of the four counties either maintained the same levels or increased while loans in all four counties increased. To more efficiently provide expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion in the last quarter of 1994 involving data processing and communication links between its fourteen offices. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; extended banking hours; and a check card. The check card was introduced in the first quarter of 1995 and increased in usage as the year progressed to approximately 35,000 transactions per month.

	The first of the following tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1995, 1994, and 1993.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1995, 1994, and 1993; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

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

	The bank's average deposits grew during the last three years reflecting a 1.3% growth from 1994 to 1995, a 6.8% growth from
1993 to 1994, and a 10.4% growth from 1992 to 1993. Average transaction and limited transaction interest bearing accounts grew during the prior two years but declined in 1995 as
investors took advantage of higher certificate of deposit rates.
 The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994 and a 28.6 % increase in 1993. Average savings deposits actually declined 1.2% in 1995 compared to a 12.2% increase in 1994 and a 12.9% decrease in 1993. Average certificates of deposit increased during 1995 with certificates and other savings under $100,000 increasing 8.0% in 1995 compared to a 1.2% decline in 1994 and a 1.2.% decline in 1993. Certificates of deposit over $100,000 increased 24.8% in 1995 compared to a 10.4% increase in 1994 and a 17.1% decline in 1993.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

TABLE 1 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                                       YEAR ENDED DECEMBER 31,
                                                          	 	 	 	1995

                                                  		 Average   		Rate /
                                                   		Balance 		  Yield 			 Interest

ASSETS
 Interest earning assets
   Loans, net 	                                    $ 	276,166 		  9.38% 	  $	25,892 	*
   Bank time deposits 		                                    2      - 	 		      -
   Available-for-sale securities (AFS) 	  	             8,092 		  6.59			       534
   Held-to-maturity securities (HTM) 		                93,676 		  6.03			     5,646
   U.S. Treasury and Government agency securities   		   - 	   	   -    	 		   -
   States and political subdivisions' securities  		   39,139		   8.06 			    3,156 	*
   Other securities 		                                  2,452 		 11.29 			      277 	*
   Federal funds sold 		                                2,076 		  5.83 			      121
     TOTAL EARNING ASSETS 		                          421,603 		  8.45 		  $	35,626

 Noninterest earning assets
   Cash and due from banks 		                          24,829
   Bank premises and equipment 		                       6,246
   Other assets 		                                     11,061

     TOTAL ASSETS 	                                $ 	463,739

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts  	                $ 	148,993 		 3.51% 	  $ 	5,223
   Savings 		                                          34,627 		 3.00 			    1,040
   Time  		                                           136,605 		 5.30 			    7,245
   Time over $100,000 		                               32,522 		 5.35 			    1,740
    TOTAL INTEREST BEARING DEPOSITS 		                352,747 		 4.32			    15,248
   Federal funds purchased and repurchase
    agreements		                                        2,415 		 5.92 			      143
   Other short-term debt 		                               565 		 5.49 			       31
    TOTAL INTEREST BEARING LIABILITIES 		             355,727 	 	4.34		   $	15,422

 Noninterest bearing liabilities
   Demand deposits 		                                  56,742
   Other liabilities 		                                 4,515
    TOTAL LIABILITIES 		                              416,984
 Stockholders' equity 		                               46,755
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	   $ 	463,739

<F4>
  Spread between combined rates earned and combined rates paid*		4.11%

<F5>
  Net yield on interest-earning assets* 				                     4.79%

<F6>
  * Taxable equivalent basis.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                     	 	 	       1994  	 	 	 	   	 	 	 	             	 1993
                                             	     Average       Rate / 		                Average      Rate /
                                                  	Balance 		    Yield 			Interest 			   	Balance 		   Yield 			Interest
                                                                       	 (Dollars In Thousands)
ASSETS
 Interest earning assets
   Loans, net                                    $  247,791 		   8.54%    $	21,156 	*   $ 	233,608 		  8.37%    $	19,543 	*
   Bank time deposits	                                 - 	 	      - 	 	 	     - 	 	 	 	      - 	 	      - 	 	 	     -
   Available-for sale-securities (AFS)               15,931 		   8.33 			    1,327 				      - 	 	      - 	 	 	     -
   Held-to-maturity securities (HTM)	               101,654 		   5.76 			    5,858 				      - 	 	      - 	 	 	     -
   U.S. Treasury and Government agency securities	     - 	 	      - 	 	 	     - 				       106,201 		  6.50 			    6,904
   States and political subdivisions	                38,545 		   8.49 			    3,274 	* 			   29,634 		  8.62 			    2,553 	*
   Other securities	                                  2,375 		  13.15 			      312 	* 			    6,164 		  5.34 			      329 	*
   Federal funds sold	                                2,998 		   3.73 			      112 				      4,665 		  2.92 			      136
     TOTAL EARNING ASSETS 	                         409,294 		   7.83 		  $	32,039 			     380,272 		  7.75 		  $	29,465

 Noninterest earning assets
   Cash and due from banks	                          25,945 									                       23,406
   Bank Premises and equipment	                       6,350 									                        6,764
   Other assets	                                     10,364 									                       10,318

     TOTAL ASSETS                                $ 	451,953 								                    $  420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts                 $ 	161,244 		   3.25% 	 $ 	 5,239 			  $ 	147,246 		  3.16% 	  $ 	4,653
   Savings	                                          35,036 		   2.87  			   1,006 				     31,216 		  2.76 			      861
   Time	                                            126,523 		   4.27  			   5,400 				    128,021 		  4.26 			    5,459
   Time over $100,000    	                           26,053 		   4.32  			   1,126 				     23,602 		  4.34 			    1,025
    TOTAL INTEREST BEARING DEPOSITS  	              348,856 		   3.66  			  12,771 				    330,085 		  3.63 			   11,998
   Federal funds purchased and repurchase
    agreements 	                                      1,462 		   4.86 		        71 				        254 		  3.06 			        8
   Other short-term debt  	                             568 		   3.92 			       22 				        728 		  4.21 			       31
    TOTAL INTEREST BEARING LIABILITIES	             350,886 		   3.67 		  $	12,864 				    331,067 		  3.64 		  $	12,037
 Noninterest bearing liabilities
   Demand deposits   	                               55,557 									                       48,697
   Other liabilities  	                               3,690 									                        3,542
    TOTAL LIABILITIES 	                             410,133 									                      383,306
 Stockholders' equity  	                             41,820 									                       37,454
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 	451,953 								                    $ 	420,760

<F7>
Spread between combined rates earned and combined rates paid*		4.16% 		          						                4.11%

<F8>
Net yield on interest earning assets*			                       4.68% 								                          4.58%

<F9>
Taxable equivalent basis

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential (Continued)

										*
                                                         					*  				               Total
                                     		* 	   	 Taxable  		Nontaxable 	 	Federal 		Interest
                                    		Net  		Investment 		Investment 	  	Funds 		  Earning
(Dollars in Thousands) 		            Loans 		Securities 		Securities   		Sold	   	  Assets

1995 compared to 1994:
  Increase (decrease) due to:
    Volume 	                       $ 	2,423 	$ 	(1,103) 	   $ 	50 	    $ 	(34) 	  $ 	1,336
    Rate 		                           2,313 		      63 		    (168) 		      43 		     2,251

     NET INCREASE
      (DECREASE) 	                 $ 	4,736 	$ 	(1,040) 	   $(118) 	   $ 	  9 	   $	 3,587

1994 compared to 1993:
  Increase (decrease) due to:
    Volume 	                       $ 	1,186 	$ 	   537 	    $	768 	    $ 	(49) 	  $ 	2,442
    Rate 		                             427 		    (273) 		    (47) 		      25 		       132

     NET INCREASE
      (DECREASE) 	                 $ 	1,613 	$ 	   264 	    $ 721 	    $ 	(24) 	  $	 2,574
				                                            (A) 		        (A)

<F10>
     * Taxable equivalent basis

<F11>
   (A) U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturiy categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

	Average earning assets increased 3.0% in 1995 compared to an
7.6% increase in 1994 and a 9.7% increase in 1993.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1995, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 11.5% growth from 1994 to 1995, a 6.1% growth from 1993 to 1994, and an 8.6%
growth from 1992 to 1993. Average investments represented 34.0% of average earning assets at December 31, 1995, and decreased
9.6% in 1995 providing funds for the increasing loan growth. Investments increased 11.6% in 1994, and increased 11.9% in 1993. Average total assets increased during the last three years as evidenced by a 2.6% growth from 1994 to 1995, a 7.4% growth from 1993 to 1994, and a 10.3% growth from 1992 to 1993. Please refer to the color graphs at the end of this document that illustrate this growth.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                               	Now and 												                                            Total 		      *
                                	Money 			                   	     Time 		   Federal 		 Short 	Interest 		   Net
                               	Market  		Savings 	    	Time     		Over 		   Funds 		    Term 		Bearing		 Interest
(Dollars in Thousands)	        Accounts 		Deposits  		Deposits 		$100,000 		Purchased 		 Debt		 Funds 		  Earnings

1995 compared to 1994:
  Increase (decrease) due to:
    Volume                     $	(398) 	   $	(12) 	    $  430	    $  279 	    $ 	46 	    $  - 	  $ 	345 	    $ 	991
    Rate       	                  382 		      46 		     1,415      		335 		      26 		       9 		 2,213 		       38

     NET INCREASE
      (DECREASE)               $ 	(16)    	$ 	34    	  $1,845    	$ 	614 	    $ 	72 	    $ 	 9  	$2,558 	    $1,029

1994 compared to 1995:
  Increase (decrease) due to:
    Volume                     $ 	442 	    $	105 	     $  (64) 	  $ 	107 	    $ 	37 	    $ 	(7)  $ 	620 	    $1,822
    Rate  	                       144 		      40 		         5 		      (5) 		     26 		      (2) 	   208 		      (76)

     NET INCREASE
      (DECREASE)               $ 	586 	    $	145 	     $ 	(59) 	  $ 	102 	    $ 	63 	    $ 	(9) 	$ 	828 	    $1,746

<F12>
   * Taxable equivalent basis


LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT

	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. The following table, Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities, shows the Bank's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given a two hundred basis point shift in interest rates is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1995, 1994, and 1993 was 4.79%, 4.68%, and 4.58% respectively.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE - Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities

(Dollars in Thousands)
                                   		3 Months 		     3-6      	 	6-12  	 	  Over 1
As of December 31, 1995 		           or Less      		Months 	   	Months  	 	  Year  		      Total
Earning assets
  Loans and leases, net of unearned 	$ 	64,615 	  $ 	43,285 	  $ 	72,506 	  $	111,525 	  $	291,931
  Taxable investment securities 		      12,715 		    11,027 		    30,164		     42,611 		    96,517
  Tax-exempt investment securities 		      986 		     1,200 		     1,060		     39,169 		    42,415

      Total earning assets 		           78,316 		    55,512 		   103,730 		   193,305 	  $	430,863

Interest-bearing liabilities
  NOW and money market accounts 		      35,739 	  		                          100,555    $	136,294
  Savings 								                                                             34,133 		    34,133
  Time 		                               42,682 		    34,082 		    46,903 		    18,671 		   142,338
  Time over $100,000 		                  8,526 		     8,055 		     9,703 		     4,310 		    30,594
  Other short-term debt 		              11,955 		 		 		 		                                  11,955

      Total interest bearing
        liabilities 		                  98,902 		    42,137 		    56,606		    157,669 	  $	355,314

Noninterest bearing, net 								                                             (75,549)

Net asset/liability funding gap 		     (20,586) 		   13,375 		    47,124		    (39,913)

Cumulative net asset/liability
  funding gap 	                      $ (20,586) 	 $ 	(7,211) 	 $ 	39,913	   $ 	  -

<F13>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1995, the Corporation had a ratio of average capital to average assets of 10.08%. This compares to a ratio of average capital to average assets of 9.25% at December
31, 1994, and 8.9% at December 31, 1993.

	Cash dividends paid in 1995 were 10.0% more than those paid in 1994. The dividend to net income ratio was 20%. Additional dividends of approximately $13.5 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

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

	As of December 31, 1995, the Bank's core and total risk-based ratios were 16.8% and 17.7% respectively. One year earlier, the comparable ratios were 16.2% and 17.1%, respectively. At year end 1995, the Bank had a ratio of average core equity to total average assets of 9.9%, up slightly from 9.0% at year end 1994.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 11.9% in 1995 compared to a 7.3% increase in 1994 and an decrease of .4% in 1993. Interest and fees earned on loans increased 22.4% in 1995 compared to an 8.3% increase in 1994 and a 1.4% decrease in 1993. Interest earned on investment securities and other investments decreased 10.9% in 1995 due to the decrease in volume compared to a 5.3% increase in 1994 and a 1.9% increase in 1993.

Interest Expense

	Total interest expense increased 19.9% in 1995 compared to a 6.9% increase in 1994 and a 10.0% decrease in 1993. The net interest margin (tax equivalent net interest income divided by average earning assets) increased in 1995 to 4.8% compared to 4.7% in 1994 and 4.6% in 1993 as indicated in the LIQUIDITY AND
INTEREST RATE SENSITIVITY MANAGEMENT section above.

	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.


Noninterest Income and Expense

	Noninterest income increased 14.9% during 1995 versus a 1.6% increase in 1994 and a 12.0% increase in 1993. The new check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. This "Impact" of our new technology contributed to the 16.4% increase in service fees for deposit accounts in 1995. Income from fiduciary services provided in the Bank's Trust Department remained strong contributing 27.4% of noninterest income.

	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1995 compared to a 5.4% increase in 1994 and a 9.3% increase in 1993. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $499,709 in 1995 compared to $890,646 in 1994, a 43.9-%
reduction.  Please refer to the discussion in the CAPITAL
RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.


Provision for Possible Loan Losses

	The provision for possible loan losses, representing amounts charged against operating income, increased 1.5% in 1995 compared to a 40.4% increase in 1994 and a 44.1% decrease in 1993. Management regularly monitors the allowance for possible losses and considers it to be adequate. Please refer to Note 1 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for further discussion of the adequacy of the allowance. The tables on the next page summarize average loan balances and reconciliation of the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed.

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

                                                            		    				December 31
                                              		1995      		1994      	 	1993      	 	1992     	 	1991
                                                     				    		(Dollars  In Thousands)

Average amount of loans outstanding 	        $	276,166   $	247,791 	  $	233,608 	  $	215,158 	  $	182,561

Balance of allowance for possible loan
  losses at beginning of year 	              $  	2,342 	 $  	2,024 	  $  	2,254	   $ 	 1,917 	  $  	1,818
Loans charged-off:
  Loans secured by real estate 		                   15 		      135 		       396 		       245		        329
  Commercial and industrial loans 		               170 		       42 		       222 		       124		        192
  Individuals 		                                   371 		      246 		       230 		       249 		       249
      TOTAL  LOANS CHARGED OFF 		                  556 		      423 		       848 		       618		        770
Recoveries of loans previously charged off:
   Loans secured by real estate 		                  97 		        9 		        56 		         3 		       -
   Commercial and industrial loans 		               14 		       36 		        52 		        80 		        56
   Individuals 		                                  111 		       36 		        40 		        32 		        33
      TOTAL RECOVERIES 		                          222 		       81 		       148 		       115 		        89
        NET  LOANS CHARGED-OFF 		                  334 		      342 		       700 		       503		        681
Provision charged to operating expenses 		         670 		      660 		       470		        840 		       780
       BALANCE OF ALLOWANCE FOR POSSIBLE
        LOAN LOSSES AT END OF YEAR 	         $ 	 2,678 	 $ 	 2,342 	  $ 	 2,024 	  $  	2,254 	  $ 	 1,917

Ratio of net charge-offs during the
  period to average loans outstanding 		         0.12% 		    0.14% 		     0.30%		      0.23% 		     0.37%



	Loans having recorded investments of $5.8 million at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 2% of gross loans. Commercial loans comprised $.326 million of the total, with loans secured by real estate accounting for $4.7 million and installment loans $.800 million. The gross interest income that would have been recorded during 1995 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $365, $193, and $189 thousand for the years ended December 31, 1995, 1994, and 1993 respectively. Impaired loans are charged-off once management has exhausted all efforts to collect the loan. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
      		                                    1995  	  	   1994        		1993         		1992        		 1991

INTEREST INCOME
 Interest and fees on loans        	    $	25,857,982 	$	21,130,914 	$	19,518,742 	 $	19,791,548 	 $	19,571,295

 Income on investment securities
   Taxable interest 		                     6,179,492   		7,012,626   		6,925,404		    6,898,114 		   5,218,446
   Exempt from federal income tax 		       2,156,813 		  2,184,666   		1,857,168 		   1,825,869 		   1,828,738
   Dividends 		                              177,790 		    204,948 		     72,054 		     110,874		      150,823

                                         		8,514,095 		  9,402,240 		  8,854,626 		   8,834,857		    7,198,007

 Other interest income 		                    121,492 		    284,384 		    347,287		      195,744 	      279,165

    TOTAL INTEREST INCOME 		              34,493,569 		 30,817,538		  28,720,655 		  28,822,149 		  27,048,467

INTEREST EXPENSE
  Interest on deposits 		                 15,247,875 		 12,770,618 		 11,998,235		   13,329,557 		  14,212,771
  Interest on other short term
   borrowings 		                             174,370 		     93,286		      38,339 		      47,449 		      63,994

   TOTAL INTEREST EXPENSE 		              15,422,245 		 12,863,904		  12,036,574 		  13,377,006 		  14,276,765

   NET INTEREST INCOME 		                 19,071,324 		 17,953,634  		16,684,081 		  15,445,143 		  12,771,702

PROVISION FOR POSSIBLE LOAN LOSSES 		        670,000 		    660,000 		    470,000		      840,000 		     780,000
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		          18,401,324  		17,293,634 		 16,214,081 		  14,605,143 		  11,991,702

NONINTEREST  INCOME
  Trust department income 		               1,251,642 		  1,249,359 		    863,952		      753,239 		     603,701
  Service fees on deposit accounts 		      2,697,332 		  2,317,992		   2,206,026 		   2,123,096 		   1,893,355
  Other service fees, commissions,
   and fees 		                               300,407 		    336,758 		    509,009 		     401,618		      237,755
  Other operating income 		                  322,634 		    319,466 		    315,108		      191,363 		      91,440
  Available for sale securities
   gains (losses) 		                           1,182 		   (243,690) 		    23,896		       28,434 		      15,862

   TOTAL NONINTEREST  INCOME 		            4,573,197 		  3,979,885		   3,917,991 		   3,497,750 		   2,842,113

NONINTEREST  EXPENSES
  Salaries and employee benefits 		        6,620,827 		  6,247,706		   5,686,965 		   5,283,086 		   4,407,072
  Net occupancy expense 		                 1,279,434 		  1,190,678 		  1,070,971		      984,650 		     797,466
  Furniture and equipment expense 		       1,382,769 		  1,069,856		     889,848 		     801,453 		     935,821
  Loss on other real estate 		                50,724 		      4,000 		    103,122		      312,064 		      48,398
  Other operating expenses 		              5,006,292 		  4,996,107		   4,903,949 		   4,460,696 		   3,572,881

   TOTAL NONINTEREST EXPENSES 		          14,340,046		  13,508,347 		 12,654,855 		  11,841,949 		   9,761,638

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		                 8,634,475		   7,765,172 		  7,477,217 		   6,260,944 		   5,072,177

PROVISION FOR INCOME TAXES 		              2,518,769 		  2,203,746 		  2,220,965		    1,768,840 		   1,341,130

        NET INCOME  	                   $ 	6,115,706 	$ 	5,561,426 	$ 	5,256,252 	 $ 	4,492,104 	 $ 	3,731,047

EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	        $ 	     4.37 	$ 	     3.97 	$ 	     3.75	  $ 	     3.21 	 $ 	     2.67


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

Net Income

	Net income was 10.0% higher in 1995 than in 1994, 5.8% higher in 1994 than in 1993, and 17.0% higher in 1993 than in 1992. As indicated by the table, Comparative Data, the Corporation's return on average assets was 1.32% in 1995, 1.23% in 1994, and 1.25% in 1993. The return on equity remains strong at 13.95% in 1995, 14.11% in 1994, and 14.93% in 1993.

Net Interest Margin

	The bottom graph on the last page of this document illustrates an increasing net interest margin during the five years shown.
As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table, Rate Sensitivity of Earning
Assets and Interest Bearing Liabilities, and adjusts the current balance sheet to reflect the impact of different interest rate movements.

EFFECTS OF ECONOMY

	Current economic conditions have had a definite effect on the reported financial condition and results of operation. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history during 1994. However, the market was much stronger during 1995 experiencing considerable gains compared to 1994.
Many Bank customers had used transaction and limited transaction interest bearing accounts as holding vehicles to watch rate movements during 1994 trying to determine the best time to lock in a rate on a longer term product. During 1995, many of these customers decided that the time was right and transferred investments to longer term certificate of deposits from transaction and limited transaction interest bearing accounts.
As Bank customers felt more comfortable with the economy, loan demand increased strongly resulting in a shift of Bank earning assets from investment securities to higher yielding loans. Historically, noninterest bearing demand deposits and regular savings accounts have provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1995 and 1994 as these fixed rate and noninterest bearing deposits continued to provide a relatively stable cost from this funding source.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Bank but are required to adopted after December 31, 1995. The Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" establishes guidance on when to recognize and how to measure impairment losses on long-lived assets and certain identifiable intangibles. The statement also offers guidance on how to value long-lived assets that management has committed to a plan to dispose of the assets. An asset that an entity will hold and use should be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In such situations, an impairment loss is recognized if the sum of undiscounted future cash flows expected to be generated by the asset is less than the carrying amount of the asset.
Measurement of the impairment loss, however, is based on the fair value of the asset. Management does not believe this statement will have any material effect on future income.

	The second standard, Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Certain Mortgage Banking Activities" requires recognition of rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. This Statement prescribes a single procedure for the capitalization of those rights acquired either through loan origination or through purchase transactions where a mortgage banking enterprise buys the servicing rights. Mortgage servicing rights are to be assessed for impairment

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD (Continued)

based on their fair value. Impairment is recognized through a valuation allowance for each impaired group of mortgage servicing rights. Rights capitalized after adoption of this statement should be grouped based on the risk characteristics of the underlying loans. Management does not believe this statement will have any material effect on future income.

SHAREHOLDER  INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1995, had a market value of $75.6 million and were held by 1,514 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's
Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.


                                             SHAREHOLDER INFORMATION
                                               			Price Range of  				  Dividend
                                                			Common Stock 	   	 		  Paid
                                          			High       	 	Low 	        Per Share

                    	First quarter 	      $	36.00 	      $	36.00 	      $
                    	Second quarter 		      37.00        		37.00         		0.36
              1993  	Third quarter 		       38.00 		       37.00
                    	Fourth quarter 		      38.00        		38.00         		0.37

                                                                        $  0.73

                    	First quarter 	      $	40.00 	      $	36.00 	      $
                    	Second quarter 		      42.00        		37.00 		        0.39
              1994  	Third quarter 		       43.00 		       37.00
                    	Fourth quarter 		      45.00 		       38.00 		        0.41

                                                                  						$ 	0.80

                    	First quarter 	      $	45.00 	       $	45.00      	$
                    	Second quarter 		      48.00 		        45.00 		       0.43
              1995  	Third quarter 		       50.00 		        48.00
                    	Fourth quarter 		      54.00 		        50.00        		0.45

                                                                  						$ 	0.88

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                                      COMPARATIVE DATA
                                  (In Thousands of Dollars)

                             		1995     		1994      		1993      		1992     		 1991

AVERAGE ASSETS 	           $	463,739 	 $	451,953 	 $	420,760 	 $	381,379  	$	303,851

AVERAGE LOANS (NET) 	      $	276,166 	 $	247,791 	 $	233,609  	$	215,158  	$ 182,561

AVERAGE DEPOSITS 	         $	409,489 	 $	404,412 	 $	378,782 	 $	343,128	  $	268,495

RETURN ON EQUITY
  AND ASSETS
 Return on average assets 		   1.32% 		    1.23% 		    1.25% 		    1.18%		     1.23%

 Return on beginning equity 		13.95% 		   14.11% 		   14.93%    		14.21% 		   13.01%
 Average equity to
    average assets 		         10.08% 		    9.25% 		    8.90% 		    8.76%		     9.94%

COMMON DIVIDEND
  PAYOUT RATIO
 Earnings per share 	      $ 	  4.37 	  $ 	 3.97 	  $ 	 3.75 	  $ 	 3.21 	 $	   2.67

 Cash dividends per share 	$ 	  0.88 	  $ 	 0.80   	$ 	 0.73 	  $  	0.64	  $ 	  0.58

 Ratio 		                       20% 		      20% 		      19% 		      20% 		      22%


                             NET INTEREST MARGIN
   	                          	1995  		    1994  		     1993  		    1992  		   1991
                                             (In Thousands of Dollars)

INTEREST INCOME
 (TAX EQUIVALENT)  	       $ 	35,626 	  $ 	32,039 	  $ 	29,465 	 $ 	29,564 	$ 	27,736

INTEREST EXPENSE 		           15,422 		    12,864 		    12,037 		   13,377 		  14,277


                          	$ 	20,204 	  $ 	19,175 	  $ 	17,428 	 $ 	16,187 	$ 	13,459


NET INTEREST MARGIN* 		        4.79% 		     4.68% 		     4.58% 		    4.67% 		   4.84%

<F14>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.

	In summary, the graphs on the following page illustrate the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank. Each shareholder can be proud of this performance. Our shareholders are the real support of our organization. Thank you for your help and support.


Nine color graphs were included on the last page of this report.
One - The first graph used the information presented above in the Five
Year Comparison table to illustrate the growth in net income.
Two - The second graph used information from the Comparative Data on the previous page to illustrate a return on average assets of 1.18% and above for the last five years.
Three - The third graph used information from the Comparative Data on the previous page to illustrate a return on beginning stockholders' equity over 13% for the last five years.
Four - The fourth graph used information from the Comparative Data on the previous page to illustrate earnings per share and cash dividends per share for the last five years.
Five - The fifth graph used information from the Consolidated Statements of Stockholders' Equity to illustrate the growth in stockholders' equity for the last five years.
Six - The sixth graph used information from the Consolidated Balance Sheets to illustrate the growth in net loans for the last five years.
Seven - The seventh graph used information from the Consolidated Balance Sheets to illustrate the growth in deposits for the last five years.
Eight - The eighth graph used information from the Consolidated Balance Sheets to illustrate the growth in total assets for the last five years.
Nine - The nineth graph used information from the Five Year Comparison table above to illustrate interest income, interest expense and net interest income for the last five years.


Item 6.  Selected Financial Data.

The selected financial data is incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are attached hereto as Exhibit 13.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 and 1994
ASSETS 		                                    1995   		             1994

Cash and due from banks 	                    $ 	31,281,706       $ 	26,735,526
Securities
 Available for sale (amortized cost
  $10,875,527 and $12,646,156
  respectively) 		                              11,269,006 		       12,565,226
 Held to maturity (fair value
  $128,829,961 and $138,892,331
  respectively) 		                             127,662,682 		      143,061,031
    Total securities - Note 2 		               138,931,688       		155,626,257
Loans, net of unearned income - Note 3   	  	  291,930,311       		262,694,120
 Allowance for possible loan losses
  - Note 4 		                                   (2,678,386)       		(2,342,290)
    Net loans 		                               289,251,925 		      260,351,830
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                      6,397,936 		        6,193,080
Other assets 		                                 11,171,993 		       11,887,492

   TOTAL ASSETS 	                            $ 477,035,248 	     $	460,794,185

LIABILITIES

Deposits
 Noninterest-bearing 	                       $ 	67,420,536 	     $ 	61,845,878
 Interest-bearing (including
 certificates of deposit over $100,000:
 1995 - $30,593,803; 1994 - $26,169,831) 	    	343,357,525 		      343,306,545
    Total deposits 		                          410,778,061 		      405,152,423
 Federal funds purchased 		                     10,000,000 		        7,000,000
 Dividends payable 		                              630,000 		          574,000
 Other short term liabilities 		                 1,955,000 		          600,000
 Accounts payable and accrued liabilities 		     4,675,712 		        3,639,636

    TOTAL LIABILITIES 		                       428,038,773         416,966,059

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued
  and outstanding - Note 1                    		14,000,000 		       14,000,000
 Retained earnings - Note 6 		                  34,760,389 	       	29,876,683
 Net unrealized loss on available-for-sale
  securities, net of tax 		                        236,086 		          (48,557)
    TOTAL STOCKHOLDERS' EQUITY 		               48,996,475 		       43,828,126

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY 	                                $	477,035,248 	     $ 460,794,185

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                                              						Net Unrealized
			   		                                                           	Gain (Loss) On
                                    		Common  		    Retained 		    Available-for-sale
                                    		Stock   	    	Earnings    	    	Securities   	   	   Total

BALANCE AT JANUARY 1, 1993 	      $ 	7,000,000 	  $	28,201,005   	   $  	- 	           $	35,201,005
Net income for the year 		               - 		        5,256,252 		        - 		             5,256,252
Cash dividends declared,
 $.73 per share 		                       - 		       (1,022,000) 		       - 		            (1,022,000)
Net unrealized loss on mutual
 fund investment 		                      - 		          (27,684) 		       -		                (27,684)

BALANCE AT DECEMBER 31, 1993 		      7,000,000 		   32,407,573 		        -		             39,407,573
Cumulative effect of change in
 accounting principle (net of
 deferred income taxes of
 $171,405)  - Note 1 		                  - 		           27,684		       229,424 		           257,108
Two-for-one stock split - Note 1 		  7,000,000 		   (7,000,000) 		       -		                  -
Net income for the year 		               - 		        5,561,426 		        - 		             5,561,426
Cash dividends declared, $.80
 per share 		                            - 		       (1,120,000) 		       -		             (1,120,000)
Net unrealized loss on available-
 for-sale securities, net of tax 		      - 		            - 		         (277,981) 		         (277,981)

BALANCE AT DECEMBER 31, 1994 		     14,000,000 		   29,876,683		       (48,557) 		       43,828,126
Net income for the year 		               - 		        6,115,706 		        - 		             6,115,706
Cash dividends declared, $.88
 per share 		                            - 		       (1,232,000) 		       -		             (1,232,000)
Net unrealized gain on available-
 for-sale securities, net of tax		       - 		            - 		          284,643 		           284,643

BALANCE AT DECEMBER 31, 1995 	    $	14,000,000 	  $	34,760,389 	     $	236,086 	       $	48,996,475

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                         		1995  		       1994  		       1993

INTEREST INCOME
 Interest and fees on loans 	         $	25,857,982  	$	21,130,914 	 $	19,518,742

 Income on investment securities
  Taxable interest 		                    6,179,492 		   7,185,169 		   6,925,404
  Exempt from federal income tax 		      2,156,813 		   2,184,666 		   1,857,168
  Dividends 		                             177,790      		204,948       		72,054
                                       		8,514,095 		   9,574,783 	   	8,854,626

 Other interest income 	                  	121,492 		     111,841 		     347,287

    TOTAL INTEREST INCOME 		            34,493,569 		  30,817,538		   28,720,655

INTEREST EXPENSE
 Interest on deposits 		                15,247,875 		  12,770,618 		  11,998,235
 Interest on other short term
  borrowings 		                            174,370 		      93,286		       38,339

    TOTAL INTEREST EXPENSE 		           15,422,245 		  12,863,904		   12,036,574

    NET INTEREST INCOME 		              19,071,324 		  17,953,634		   16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES - Note 4 		                        670,000 		     660,000		      470,000

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 		       18,401,324		   17,293,634 		  16,214,081

NONINTEREST  INCOME
 Trust department income 		              1,251,642 		   1,249,359 		     863,952
 Service fees on deposit accounts 		     2,697,332 		   2,317,992		    2,206,026
 Other service fees, commissions,
  and fees 		                              300,407		      336,758 		     509,009
 Other operating income 		                 322,634 		     319,466 		     315,108
 Available for sale securities
  gains (losses) 		                          1,182		     (243,690) 		     23,896

    TOTAL NONINTEREST  INCOME 		         4,573,197 		   3,979,885		    3,917,991

NONINTEREST  EXPENSES
 Salaries and employee benefits 		       6,620,827 		   6,247,706		    5,686,965
 Net occupancy expense 		                1,279,434 		   1,190,678 		   1,070,971
 Furniture and equipment expense 		      1,382,769 		   1,069,856		      889,848
 Loss on other real estate 		               50,724 		       4,000 		     103,122
 Other operating expenses 		             5,006,292 		   4,996,107		    4,903,949

    TOTAL NONINTEREST EXPENSES 		       14,340,046		   13,508,347 		  12,654,855

    INCOME BEFORE PROVISION FOR
     INCOME TAXES 		                     8,634,475 		   7,765,172		    7,477,217

PROVISION FOR INCOME TAXES - Note 8 		   2,518,769 		   2,203,746		    2,220,965

    NET INCOME  	                     $ 	6,115,706 	 $ 	5,561,426 	 $ 	5,256,252

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares) 	     $ 	     4.37 	 $ 	     3.97 	 $ 	     3.75

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
		                                   1995     		      1994            		1993

OPERATING ACTIVITIES

 Net income   	                 $ 	6,115,706 	   $ 	5,561,426     	$ 	5,256,252
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
  Excess (deficiency) of
   provision for possible
   loan losses over net
   charge offs 		                    336,096 	      	318,639	         	(230,083)
  Provision for depreciation
   and amortization of
   premises and equipment 		         645,816 		      589,045 		         591,486
  Amortization of deposit
   base intangibles 		               168,020		       168,020 		         168,020
  Amortization of investment
   security premiums, net of
   accretion of discounts 		         641,104 		      678,968		          747,224
  Increase in cash surrender
   value of life insurance
   contracts 	                      	(65,936) 		     (75,287) 		       (103,175)
  Deferred income taxes 		          (233,403) 		    (163,907) 		         24,080
  (Increase) decrease in
   Interest receivable  		          (255,109) 	    	(992,872) 	        	364,303
   Other assets  	                  	912,162 		      344,572 		      (1,171,225)
  Increase (decrease) in
   Interest payable 	               	577,137 		      222,605 		        (206,742)
   Other liabilities 		              458,939 		      287,975 		          38,024

    TOTAL ADJUSTMENTS 		           3,184,826 		    1,377,758		          221,912

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES        		9,300,532 		    6,939,184 		       5,478,164

INVESTING ACTIVITIES

 Proceeds from maturities,
  calls, and sales of
  available-for-sale
  securities 		                    7,306,453 		   25,152,051 		           -
 Proceeds from maturities and
  calls of held-to-maturity
  securities 		                   18,848,992 		    5,092,000 		      30,497,983
 Purchases of investment
  securities
  Available-for-sale 		           (3,168,200) 		 (16,942,994) 		          -
  Held-to-maturity 		             (6,459,372) 		 (19,495,987)		     (39,789,407)
 Net increase in loans 		        (29,236,191) 	 	(18,778,658)     		(18,710,584)
 Purchases of premises and
  equipment 		                      (850,672) 		    (418,586)		        (222,279)
 Proceeds from redemption of
  annuities and life insur-
  ance contracts 						                                                 229,275
 Purchase of single premium
  life insurance contracts 		          - 		            - 		            (730,000)

    NET CASH USED BY
     INVESTING ACTIVITIES      		(13,558,990) 		 (25,392,174) 		    (28,725,012)

FINANCING ACTIVITIES

 Net increase in noninterest-
  bearing and interest-bearing
  deposits  		                     5,625,638      16,217,348	       	18,384,169
 Net increase (decrease) in
  short term borrowings 		         4,355,000		     7,000,000 		         (77,537)
 Cash dividends                 		(1,176,000) 	  	(1,071,000) 		       (966,000)

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES        		8,804,638 		   22,146,348 		      17,340,632

    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS        		4,546,180 		    3,693,358 		      (5,906,216)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR 		          26,735,526		    23,042,168 		      28,948,384

CASH AND CASH EQUIVALENTS AT
 END OF YEAR 	                  $	31,281,706 	   $	26,735,526 	    $ 23,042,168

<F3>
The accompanying notes are an integral part of the consolidated financial statements.

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

 		As of December 31, 1995, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau and Columbia State Community College.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks, three (3) savings and loan associations, and several credit unions located in the marketing area.

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

Use of Estimates in the Preparation of Financial Statements

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1995, amounted to approximately $8.3 million.

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

		On November 15, 1995, the Financial Accounting Standards Board issued a guide for implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at that date and account for resulting reclassifications as a transfer until December 31, 1995.
Reclassification from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of a bank to hold other debt securities to maturity in the future. The Bank did not reclassify any debt securities as a result of this one-time reassessment.

Loans

		Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114, as amended by
SFAS 118), "Accounting by Creditors for Impairment of a Loan".
The statement specifies how allowances for credit losses related to certain loans should be determined and addresses the accounting for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Consequently, interest accruals are discontinued on loans that are ninety days past-due. All loans

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loans (Continued)

in non-accrual status and loans in the two most severe Loan
Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

		When a loan is collateral dependent, impairment is measured based on the observable market price or the fair value of the collateral. For other loans, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Positive changes in the net present value of an impaired loan will in no event be used to increase the value of a loan above the amount of the loan.

	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure. or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.
 Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $482,945 at December 31, 1995, and $544,540 at
December 31, 1994.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established by charges to operations based on the evaluation of the impairment of loans by Loan Review, the Special Assets Committee, and the Credit Administrator. Impairments in loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration.

Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3-33 years.
 Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Trust Department Income

		Trust department income is recognized on the accrual basis in the applicable period earned.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock Split

		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributed May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1995 - $168,020;  1994 - $168,020;  and  1993 - $168,020.

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		The following tables reflect the amortized value and fair value of investment securities.


                            		      Amortized 		                Gross Unrealized 		 		         Fair
	                                    	Value 		               Gain           	   Loss 		        Value

December 31, 1995

Available-for-sale securities

 U.S. Treasury 	                  $ 	5,064,421 	          $  	72,679 	         $   	- 	      $ 	5,137,100
 U.S. Government agencies 		         3,279,968 		             72,268 		             2,570		     3,349,666
 Other securities 		                 2,531,138 	             254,102 		             3,000 		    2,782,240
 	                                $	10,875,527 	          $ 	399,049 	         $   	5,570 	  $	11,269,006

Held-to-maturity securities

 U.S. Treasury                   	$	61,426,813 	          $ 	295,846 	         $  	59,359 	  $	61,663,300
 U.S. Government agencies 		        23,498,204 		            267,237 		            48,041		    23,717,400
 States and political subdivisions		42,415,025 		            934,439		            241,048 		   43,108,416
 Other securities 		                   322,640 		             18,205 		             - 		          340,845
                                 	$127,662,682 	          $1,515,727 	         $ 	348,448 	  $128,829,961

December 31, 1994

Available-for-sale securities
 U.S. Treasury 	                  $ 	7,094,657 	          $   	4,695 	         $  	50,352 	  $ 	7,049,000
 U.S. Government agencies 		         5,551,499 		              3,892 		            39,165		     5,516,226
	                                 $	12,646,156 	          $   	8,587           $  	89,517 	  $	12,565,226

Held-to-maturity securities
 U.S. Treasury 	                  $	71,997,419 	          $  	66,784 	         $1,862,503 	  $	70,201,700
 U.S. Government agencies 		        28,527,740 		             21,631 		         1,006,621		    27,542,750
 States and political subdivisions 	39,786,156 		            493,613		          1,804,009 		   38,475,760
 Other securities 		                 2,749,716 		              3,210 		            80,805 		    2,672,121
                                 	$143,061,031 	          $ 	585,238 	         $4,753,938 	  $138,892,331


		Securities with an amortized value of $93,101,954 and $81,583,779 at December 31, 1995 and 1994, respectively (fair value: 1995 - $93,937,766; 1994 - $80,148,047), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1995, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net gains realized in 1995 and net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.


            		                         1995       		1994        		1993

       Pre-tax gains (losses) 	    $   	1,182 	  $(243,690) 	  $ 	23,896
       Tax effect 		                     (473) 		   97,476 		     (9,558)
       After-tax gains (losses) 	   $  	  709 	  $(146,214) 	  $ 	14,338


         FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the maturity, call, or sale of available-for-sale securities were $7,306,453, $25,152,051, and $-0- during 1995, 1994, and 1993 respectively. Proceeds from the maturity or call of held-to-maturity securities were $18,848,992, $5,092,000, and $30,497,983 during 1995, 1994, and
1993 respectively. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions in 1994. Gross gains of $23,896 and gross losses of $ -0- were realized on the dispositions in 1993. At December 31, 1995, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

	 	The following table shows the amortized value, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1995, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                             		Amortized 	       	Fair 	 	   Yield
                                                		Cost 	   	     Value 		    (Unaudited)
Available-for-sale securities
U.S. Treasury
 Within one year 	                           $ 	2,019,183 	   $ 	2,029,400 		   6.2%
 After one but within five years 		             3,045,238 		     3,107,700		    6.5%
U.S. Government agencies
 Within one year 		                             1,000,000 		     1,002,500 		   6.1%
 After one but within five years 		             1,996,231 		     2,066,000		    7.6%
 After ten years 		                               283,737 		       281,166 		   6.2%
Other securities 		                             2,531,138 		     2,782,240 		   8.9%
	                                            $	10,875,527 	   $	11,269,006

Held-to-maturity securities
U.S. Treasury
 Within one year 	                           $	39,167,894 	   $ 39,306,700 		   6.1%
 After one but within five years 		            22,258,919 		    22,356,600		    5.6%
U.S. Government agencies
 Within one year 		                            11,023,204 		    11,062,500 		   6.1%
 After one but within five years 		            12,475,000 		    12,654,900		    6.1%
 After five but within ten years 		                - 	 	            - 	 	        -
States and political subdivisions
 Within one year 		                             3,244,962 		     3,296,024 		  10.0%
 After one but within five years 		            12,357,917 		    12,741,932		    8.7%
 After five but within ten years 		            23,148,235 		    23,191,943		    7.6%
 After ten years 		                             3,663,911 		     3,678,517 		   7.8%
Other securities
 After one but within five years 		               322,640 		       340,845 		   8.0%
	                                            $127,662,682 	   $128,629,961

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

		A summary of loans outstanding by category follows.


  		                                                1995  		          1994
Loans secured by real estate
Loans secured by real estate
 Construction  and  land development   	       $ 	7,399,095 	    $ 	8,036,802
 Farmland 		                                      7,849,137 		      7,942,187
 Lines of credit 		                                 339,108         		240,976
 1-4 family residential property - first lien  	111,016,393     		100,548,761
 1-4 family residential property - junior lien   	7,177,285       		7,219,546
 Multifamily residential property 		              3,729,687 		      4,775,515
 Non farm, non residential property 		           44,224,353 		     41,734,848
    Subtotal 		                                 181,735,058 		    170,498,635

Commercial and  industrial loans
 Commercial  and  industrial 		                  51,758,675 		     44,870,150
 Taxable municipal loans 		                         270,000 		        300,000
 All other loans 		                                  88,239 		        187,405
    Subtotal 		                                  52,116,914 		     45,357,555

Tax exempt municipal loans 		                     1,485,071 		        748,116

Loans to individuals
 Agricultural production 		                       3,659,215 		      3,823,296
 Lines of credit 		                                 135,230 		        103,249
 Individuals for personal expenditures 	        	53,026,209      		42,341,597
 Purchase or carry securities 		                     - 		                 655
    Subtotal 		                                  56,820,654 		     46,268,797

Lease financing 		                                   - 		               1,408

                                              		292,157,697 		    262,874,511

Less:
 Net unamortized loan origination fees 		          (225,368) 		      (176,606)
 Unearned interest income 		                         (2,018) 		        (3,785)
 Allowance for possible loan losses 		           (2,678,386)		     (2,342,290)

	                                              $289,251,925 	    $260,351,830


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1995, follows.


                                    	 	(In Thousands of Dollars)
                             		Within 		     One to 		    After
		                            One Year 	  	Five Years 		 Five Years  		Total

     Fixed rate loans 	       $ 	62,923 	   $ 	47,100 	  $ 	23,735   $	133,758
     Variable rate loans 	     	113,389 	     	26,949 		    18,062 		  158,400

 	                            $	176,312 	   $ 	74,049 	  $ 	41,797 	 $	292,158


	Loans having recorded investments of $5,856,000 at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $456,000. Interest received on these loans during 1995 was $532,873. Prior to adoption of SFAS 114, non-performing loans were those which were accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 at December 31, 1994.

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
An analysis of activity with respect to such loans for the years ended December 31, 1995 and 1994, follows.


                                  		Balance at
                	                  	Beginning  				                 Amount      		Amount      Balance at
                                 		 of Year 		      Additions 		  Collected 	  	Written Off 		End of Year

      1995
 Aggregate of certain party loans 	 $ 6,494,271  	 $	7,020,665 	 $	5,908,932 	 $ 	  - 	       $ 7,606,004

      1994
 Aggregate of certain party loans 	 $	6,563,577 	  $	5,081,776 	 $	5,151,082 	 $    - 	       $	6,494,271



		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1995 or 1994.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

		Changes in the allowance for possible loan losses are as follows:


       		                                    1995   		     1994   		     1993

Balance at beginning of year 	           $	2,342,290 	 $	2,023,651 	 $	2,253,735
Provision charged to operating expenses    		670,000 		    660,000		     470,000
Loan losses:
 Loans charged off 		                       (555,957) 		  (422,831) 		  (847,535)
 Recoveries on loans previously
  charged off                              		222,053      		81,470     		147,451

Balance at end of year 	                 $	2,678,386 	 $	2,342,290 	 $	2,023,651



		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

NOTE 5 - BANK PREMISES AND EQUIPMENT

		The components of premises and equipment are as follows:


                                                1995               1994
        Land 	                              $ 1,204,288 	      $	1,204,288
        Premises 		                           6,648,329 		       6,629,567
        Furniture and equipment 		            3,949,617 		       3,816,320
        Leasehold improvements 		               879,695 		         474,770
                                           		12,681,929 		      12,124,945
Less allowance for depreciation and
 amortization 		                             (6,283,993)		      (5,931,865)

	                                           $	6,397,936 	      $	6,193,080


		Annual provisions for depreciation and amortization total $645,816 for 1995, $589,045 for 1994, and $591,486 for 1993.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,287,900 at December 31, 1995.

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1995, additional dividends of approximately $13,500,000 could have been declared by the Bank to the Corporation without regulatory agency approval.



NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2000. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $660,121, $409,764, and $254,121 for equipment leases, and $111,649,
$97,966, and $82,030 for building leases, in 1995, 1994, and
1993, respectively. Future minimum lease commitments as of December 31, 1995, under all noncancelable operating leases with initial terms of one year or more follow.

                    1996                        	 $ 	671,934
                  		1997  	              	           671,934
                  		1998  		                         636,511
                  		1999  		                           5,088
                  		2000  	 	                          5,088

     Total future minimum lease payments 	    		  $1,990,555

/TABLE>


NOTE 8 - FEDERAL AND STATE INCOME TAXES

		The provisions for income taxes consist of the following:



                                     		1995         		1994        		1993

Current:
 Federal 	                         $ 2,166,566 	  $	1,831,848 	  $	1,754,003
 State 		                              585,606 		     503,433 		     442,882
    Total current 	                  2,752,172 		   2,335,281 		   2,196,885

Deferred:
 Federal 		                           (198,393) 		   (111,805) 		     20,468
 State 		                              (35,010) 		    (19,730) 		      3,612
    Total deferred                    (233,403) 		   (131,535) 		     24,080

  Total provision for
    income taxes 	                 $ 2,518,769 	  $	2,203,746 	  $	2,220,965


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		The deferred tax effects of principal temporary differences are shown in the following table:

                		                         1995  		      1994  		      1993

Allowance for possible loan losses 	  $ 	815,315 	  $ 	682,877 	  $ 	555,421
Installment loan reporting 		               - 		          - 		         6,865
Write-down of other real estate 		       177,120 		    159,120 		    157,520
Deferred compensation 		                 256,139 		    156,227 		     76,781
Direct lease financing 		                   - 		        36,452 		     35,736
Unrealized loss on AFS securities 		        - 		        32,372 		     18,457
Deferred loan fees 		                     44,051 		     24,546 		     76,907

  Deferred tax asset 		                1,292,625 		  1,091,594 		    927,687

Unrealized gain on AFS securities 		    (157,392) 		      - 		          -

  Deferred tax liability 		             (157,392)  		     - 		          -

    Net deferred tax asset 	          $1,135,233    $1,091,594	   $ 	927,687



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1995, 1994, and 1993 amounted to $2,756,442, $2,431,332 and
$2,564,887, respectively.


        		                                        1995  		         1994  		         1993

Tax expense at statutory rate 	               $ 2,935,722 	    $ 2,640,158    	 $	2,542,254
Increase (decrease) in taxes resulting from:
 Tax-exempt interest 		                          (783,011) 		     (780,946) 		     (647,575)
 Nondeductible interest expense 		                 89,491 		        75,019 		        58,457
 Other nondeductible expenses
  (nontaxable income) - net 		                    (28,114) 		       (6,458)		       (19,962)
 State income taxes, net of federal
  tax benefit 		                                  363,393 		       319,244 		       292,263
 Dividend income exclusion 		                     (18,324) 		      (29,571) 		      (15,646)
 Other 		                                         (40,388) 		      (13,700) 		       11,174

Total provision for income taxes 	            $	2,518,769 	    $	2,203,746 	    $	2,220,965

Effective tax rate 		                               29.2% 		         28.4% 		         29.7%



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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - COMMITMENTS (Continued)

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1995, were $21,739,000 and $1,699,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		Interest paid on deposits and other borrowings during 1995, 1994, and 1993 amounted to $14,845,299, $12,641,299, and
$12,243,317, respectively.


NOTE 11 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $633,459, $602,010, and $529,324, in 1995, 1994, and
1993, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1995 - $594,221; 1994 - $580,088) used to fund the plan and the related liability (1995
- $482,272; 1994 - $400,606) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $14,133 in 1995 and $22,448 in 1994 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $106,666 in 1995, $98,925 in 1994, and $91,916 in 1993.

   The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $176,727 for 1995, $126,262 for 1994, and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants. Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $51,803 in 1995 and $52,840 in 1994 is also included in the cash surrender values of $1,801,922 and $1,750,119 at December 31, 1995 and
1994, respectively.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

		The following is a summary of the unaudited consolidated quarterly results of operations.



                               		First        Second     		  Third 		     Fourth
                              		Quarter     		Quarter 	     Quarter   	  	Quarter 		    Total

        1995

Interest income 	            $	8,244,228   $	8,640,769 	 $	8,720,212 	 $ 8,888,360 	 $34,493,569
Interest expense 		            3,654,485 		  3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		         4,589,743 		  4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
 losses 		                       145,000 		    140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
 noninterest income 		         2,492,505 		  2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		  1,952,238 		  2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                  512,448 		    589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                 $	1,439,790 	 $ 1,506,603 	 $	1,490,537 	 $	1,678,776 	 $ 6,115,706

Earnings per common share
  (1,400,000 shares) 	       $ 	    1.03 	 $  	   1.08 	 $     	1.06 	 $    	 1.20 	 $ 	    4.37


	                               	First 		      Second 		     Third 		    Fourth
                     		         Quarter 	     	Quarter     	Quarter  	   Quarter 		    Total

1994

Interest income 	            $	7,176,893   $	7,664,849    $	7,814,500 	 $	8,161,296  $30,817,538
Interest expense 		            2,986,012 		  3,148,310 		   3,272,217 		  3,457,365	  12,863,904

Net interest income 		         4,190,881 		  4,516,539 		   4,542,283		   4,703,931 		17,953,634
Provision for possible loan
 losses 		                        60,000 		    255,000 		     225,000 		    120,000 		   660,000
Noninterest expenses, net of
 noninterest income 		         2,260,734 		  2,254,027 		   2,490,717		   2,522,984 		 9,528,462

Income before income taxes 		  1,870,147 		  2,007,512 		   1,826,566		   2,060,947 		 7,765,172
Income taxes 		                  528,638 		    566,493 		     508,942 		    599,673 		 2,203,746

Net income 	                 $	1,341,509 	 $	1,441,019 	  $ 1,317,624 	 $	1,461,274  $	5,561,426

Earnings per common share
 (1,400,000 shares) 	        $ 	    0.96 	 $  	   1.03 	  $ 	    0.94 	 $ 	    1.04	 $ 	    3.97


NOTE 13 - SHAREHOLDERS' EQUITY

		The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the
Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of
assets, liabilities, and certain off-balance-sheet items as
calculated under regulatory accounting practices.   As of
December 31, 1995, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Corporation and the Bank meet all capital requirements.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table.


                                                      (Unaudited)
                                     		 	 	 	 	 	Year Ended December 31

                                          		1995       		   	 		1994      		 	 		  1993
                                							          (Dollars In Thousands)

Demand deposits 	                    $	56,730  		- 	% 	  $	55,557 	 	- 	% 	  $	48,697		  - 	%
NOW and money market accounts 		      149,016 		3.51 			  161,244 		3.25			   147,246 		3.16
Savings deposits 		                    34,629 		3.00 			   35,036 		2.87 			   31,216 		2.76
Time deposits of less than $100,000 		136,568 		5.30 			  126,523		 4.27 			  128,021 		4.26
Time deposits of $100,000 or more 		   32,524 		5.35 			   26,053		 4.32 			   23,602 		4.33

Total In Domestic Offices 	          $409,467 		3.72%   	$404,413		 3.66% 	  $378,782 		3.17%



		At December 31, time deposits of $100,000 or more had the following maturities.

                            	1995  	    	1994  		   1993
                                  (Dollars In Thousands)

    Under 3 months 	      $	7,877 	   $	3,117 	  $	3,519
    3 to 12 months 		      18,407 		   18,250 		  17,081
    Over 12 months 		       4,310 		    4,803 		   4,505

	                         $30,594 	   $26,170 	  $25,105



	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".


				                                          Dollars in Thousands
     		                             December 31, 1995 	  	 		  December 31, 1994
                               	 	Amortized     		Fair     	  	Amortized  	  	Fair
		                                  Value   	   	Value 	        	Value    		 Value

Financial assets
  Cash and cash equivalents      	$ 	31,282 	     $ 	31,282 	   $ 	26,736	    $ 	26,736
  Securities held to maturity   	  	127,663  		     128,830  		   143,061		     138,892
  Securities available for sale   		 10,876  	 	     11,269 	  	   12,646		      12,565
  Loans, net 	                   	  289,252 	 	     298,076 		    260,352 		    268,870
  Accrued interest receivable 		      5,454 		        5,424 		      5,169		       5,169

Financial liabilities
  Deposits 		                       410,778 		      398,296 		    405,152 		    402,720
  Federal funds purchased 		         10,000 		       10,000 		      7,000 		      7,000
  Short term borrowings 		            1,955 		        1,955 		        600 		        600
  Accrued interest payable 		         3,034 		        3,034 		      2,457 		      2,457


		Estimated fair values have been determined by the Bank using the best available data. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in this note.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


		Financial assets - Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently than has been customary with historical cost
accounting.  Securities available-for-sale and securities
held-to-maturity are valued by an independent rating service and
are disclosed in detail in Note 2 above.  	A present value
discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was
adjusted for credit loss and assumed prepayment risk.   For
loans with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances.

		Financial liabilities - Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amounts of federal funds purchased and other short term borrowings are considered to approximate their fair values.

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

	 At December 31, 1995, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.


NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1995 and 1994
                            (In Thousands of Dollars)

                  Assets 		                               1995  		     1994

Cash 	                                                  $    	70 	   $    	65
Investment in bank subsidiary - at equity 		              48,517 		    43,310
Investment in credit life insurance company - at cost 		      50 		        50
Investment in other securities 		                             22 		        25
Dividends receivable from bank subsidiary 		                 630 		       574
Cash surrender value - life insurance 		                     467 		       453
    Total assets                                        $ 49,756 	   $	44,477

       Liabilities and Stockholders' Equity
Liabilities
 Payable to directors 	                                 $ 	  129 	   $    	75
 Dividends payable 		                                        630 		       574
   Total liabilities 		                                      759 		       649
Stockholders' equity
 Common stock - $10 par value, authorized 4,000,000
  shares, 1,400,000 shares issued and outstanding 		      14,000		     14,000
 Retained earnings 		                                     34,761 		    29,877
 Net unrealized gain (loss) on available-for-sale
  securities, net of tax 		                                  236 		      (49)
   Total stockholders' equity 		                          48,997 		    43,828
            Total liabilities and stockholders' equity  $ 49,756 	   $	44,477


                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                          Condensed Statements of Income
                     Years Ended December 31, 1995 and 1994
                             (In Thousands of Dollars)

                                            		     1995           		1994
Operating income
  Dividends from bank subsidiary 	              $ 	1,232 	       $ 	1,120
  Other dividend income 		                            22 		            61
  Interest income 		                                   2 		             1
  Other 		                                            27 		            30

Operating expenses 		                                 87 		            60

    Income before equity in undistributed net
     income of bank subsidiary 		                  1,196 		         1,152

Equity in undistributed net income of bank
 subsidiary 		                                     4,920 		         4,409

    Net Income 	                                $ 	6,116 	       $ 	5,561


                      Condensed Statements of Cash Flows
                    Years Ended December 31, 1995 and 1994

                            (In Thousands of Dollars)

                                                         		1995          		1994

Operating activities
 Net income for the year 	                              $ 	6,116 	      $ 	5,561
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Equity in undistributed net income of bank
    subsidiary                                          		(4,920) 		      (4,409)
   Increase in other assets 		                               (69) 		         (62)
   Increase in payables 		                                    54 		           26

     Total adjustments 		                                 (4,935) 		      (4,445)

     Net cash provided by operating activities        		   1,181 		        1,116

Net cash provided by (used in) investing activities
 Proceeds from sale or calls of investment securities 		      -	              18
    Net cash provided by (used in) investing activities		     -       		      18

Net cash used in financing activities
 Cash dividends paid 		                                    (1,176) 		     (1,071)

    Increase (decrease) in cash 		                              5 		          63

Cash at beginning of year 		                                   65 		           2

Cash at end of year 	                                      $  	70 	       $  	65


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

	During 1995, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits in each of the four counties either maintained the same levels or increased while loans in all four counties increased. To more efficiently provide expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion in the last quarter of 1994 involving data processing and communication links between its fourteen offices. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; extended banking hours; and a check card. The check card was introduced in the first quarter of 1995 and increased in usage as the year progressed to approximately 35,000 transactions per month.

	The first of the following tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1995, 1994, and 1993.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1995, 1994, and 1993; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

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

	The bank's average deposits grew during the last three years reflecting a 1.3% growth from 1994 to 1995, a 6.8% growth from
1993 to 1994, and a 10.4% growth from 1992 to 1993. Average transaction and limited transaction interest bearing accounts grew during the prior two years but declined in 1995 as
investors took advantage of higher certificate of deposit rates.
 The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994 and a 28.6 % increase in 1993. Average savings deposits actually declined 1.2% in 1995 compared to a 12.2% increase in 1994 and a 12.9% decrease in 1993. Average certificates of deposit increased during 1995 with certificates and other savings under $100,000 increasing 8.0% in 1995 compared to a 1.2% decline in 1994 and a 1.2.% decline in 1993. Certificates of deposit over $100,000 increased 24.8% in 1995 compared to a 10.4% increase in 1994 and a 17.1% decline in 1993.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

TABLE 1 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                                       YEAR ENDED DECEMBER 31,
                                                          	 	 	 	1995

                                                  		 Average   		Rate /
                                                   		Balance 		  Yield 			 Interest

ASSETS
 Interest earning assets
   Loans, net 	                                    $ 	276,166 		  9.38% 	  $	25,892 	*
   Bank time deposits 		                                    2      - 	 		      -
   Available-for-sale securities (AFS) 	  	             8,092 		  6.59			       534
   Held-to-maturity securities (HTM) 		                93,676 		  6.03			     5,646
   U.S. Treasury and Government agency securities   		   - 	   	   -    	 		   -
   States and political subdivisions' securities  		   39,139		   8.06 			    3,156 	*
   Other securities 		                                  2,452 		 11.29 			      277 	*
   Federal funds sold 		                                2,076 		  5.83 			      121
     TOTAL EARNING ASSETS 		                          421,603 		  8.45 		  $	35,626

 Noninterest earning assets
   Cash and due from banks 		                          24,829
   Bank premises and equipment 		                       6,246
   Other assets 		                                     11,061

     TOTAL ASSETS 	                                $ 	463,739

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts  	                $ 	148,993 		 3.51% 	  $ 	5,223
   Savings 		                                          34,627 		 3.00 			    1,040
   Time  		                                           136,605 		 5.30 			    7,245
   Time over $100,000 		                               32,522 		 5.35 			    1,740
    TOTAL INTEREST BEARING DEPOSITS 		                352,747 		 4.32			    15,248
   Federal funds purchased and repurchase
    agreements		                                        2,415 		 5.92 			      143
   Other short-term debt 		                               565 		 5.49 			       31
    TOTAL INTEREST BEARING LIABILITIES 		             355,727 	 	4.34		   $	15,422

 Noninterest bearing liabilities
   Demand deposits 		                                  56,742
   Other liabilities 		                                 4,515
    TOTAL LIABILITIES 		                              416,984
 Stockholders' equity 		                               46,755
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	   $ 	463,739

<F4>
  Spread between combined rates earned and combined rates paid*		4.11%

<F5>
  Net yield on interest-earning assets* 				                     4.79%

<F6>
  * Taxable equivalent basis.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                     	 	 	       1994  	 	 	 	   	 	 	 	             	 1993
                                             	     Average       Rate / 		                Average      Rate /
                                                  	Balance 		    Yield 			Interest 			   	Balance 		   Yield 			Interest
                                                                       	 (Dollars In Thousands)
ASSETS
 Interest earning assets
   Loans, net                                    $  247,791 		   8.54%    $	21,156 	*   $ 	233,608 		  8.37%    $	19,543 	*
   Bank time deposits	                                 - 	 	      - 	 	 	     - 	 	 	 	      - 	 	      - 	 	 	     -
   Available-for sale-securities (AFS)               15,931 		   8.33 			    1,327 				      - 	 	      - 	 	 	     -
   Held-to-maturity securities (HTM)	               101,654 		   5.76 			    5,858 				      - 	 	      - 	 	 	     -
   U.S. Treasury and Government agency securities	     - 	 	      - 	 	 	     - 				       106,201 		  6.50 			    6,904
   States and political subdivisions	                38,545 		   8.49 			    3,274 	* 			   29,634 		  8.62 			    2,553 	*
   Other securities	                                  2,375 		  13.15 			      312 	* 			    6,164 		  5.34 			      329 	*
   Federal funds sold	                                2,998 		   3.73 			      112 				      4,665 		  2.92 			      136
     TOTAL EARNING ASSETS 	                         409,294 		   7.83 		  $	32,039 			     380,272 		  7.75 		  $	29,465

 Noninterest earning assets
   Cash and due from banks	                          25,945 									                       23,406
   Bank Premises and equipment	                       6,350 									                        6,764
   Other assets	                                     10,364 									                       10,318

     TOTAL ASSETS                                $ 	451,953 								                    $  420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts                 $ 	161,244 		   3.25% 	 $ 	 5,239 			  $ 	147,246 		  3.16% 	  $ 	4,653
   Savings	                                          35,036 		   2.87  			   1,006 				     31,216 		  2.76 			      861
   Time	                                            126,523 		   4.27  			   5,400 				    128,021 		  4.26 			    5,459
   Time over $100,000    	                           26,053 		   4.32  			   1,126 				     23,602 		  4.34 			    1,025
    TOTAL INTEREST BEARING DEPOSITS  	              348,856 		   3.66  			  12,771 				    330,085 		  3.63 			   11,998
   Federal funds purchased and repurchase
    agreements 	                                      1,462 		   4.86 		        71 				        254 		  3.06 			        8
   Other short-term debt  	                             568 		   3.92 			       22 				        728 		  4.21 			       31
    TOTAL INTEREST BEARING LIABILITIES	             350,886 		   3.67 		  $	12,864 				    331,067 		  3.64 		  $	12,037
 Noninterest bearing liabilities
   Demand deposits   	                               55,557 									                       48,697
   Other liabilities  	                               3,690 									                        3,542
    TOTAL LIABILITIES 	                             410,133 									                      383,306
 Stockholders' equity  	                             41,820 									                       37,454
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 	451,953 								                    $ 	420,760

<F7>
Spread between combined rates earned and combined rates paid*		4.16% 		          						                4.11%

<F8>
Net yield on interest earning assets*			                       4.68% 								                          4.58%

<F9>
Taxable equivalent basis

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential (Continued)

										*
                                                         					*  				               Total
                                     		* 	   	 Taxable  		Nontaxable 	 	Federal 		Interest
                                    		Net  		Investment 		Investment 	  	Funds 		  Earning
(Dollars in Thousands) 		            Loans 		Securities 		Securities   		Sold	   	  Assets

1995 compared to 1994:
  Increase (decrease) due to:
    Volume 	                       $ 	2,423 	$ 	(1,103) 	   $ 	50 	    $ 	(34) 	  $ 	1,336
    Rate 		                           2,313 		      63 		    (168) 		      43 		     2,251

     NET INCREASE
      (DECREASE) 	                 $ 	4,736 	$ 	(1,040) 	   $(118) 	   $ 	  9 	   $	 3,587

1994 compared to 1993:
  Increase (decrease) due to:
    Volume 	                       $ 	1,186 	$ 	   537 	    $	768 	    $ 	(49) 	  $ 	2,442
    Rate 		                             427 		    (273) 		    (47) 		      25 		       132

     NET INCREASE
      (DECREASE) 	                 $ 	1,613 	$ 	   264 	    $ 721 	    $ 	(24) 	  $	 2,574
				                                            (A) 		        (A)

<F10>
     * Taxable equivalent basis

<F11>
   (A) U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturiy categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

	Average earning assets increased 3.0% in 1995 compared to an
7.6% increase in 1994 and a 9.7% increase in 1993.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1995, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 11.5% growth from 1994 to 1995, a 6.1% growth from 1993 to 1994, and an 8.6%
growth from 1992 to 1993. Average investments represented 34.0% of average earning assets at December 31, 1995, and decreased
9.6% in 1995 providing funds for the increasing loan growth. Investments increased 11.6% in 1994, and increased 11.9% in 1993. Average total assets increased during the last three years as evidenced by a 2.6% growth from 1994 to 1995, a 7.4% growth from 1993 to 1994, and a 10.3% growth from 1992 to 1993. Please refer to the color graphs at the end of this document that illustrate this growth.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                               	Now and 												                                            Total 		      *
                                	Money 			                   	     Time 		   Federal 		 Short 	Interest 		   Net
                               	Market  		Savings 	    	Time     		Over 		   Funds 		    Term 		Bearing		 Interest
(Dollars in Thousands)	        Accounts 		Deposits  		Deposits 		$100,000 		Purchased 		 Debt		 Funds 		  Earnings

1995 compared to 1994:
  Increase (decrease) due to:
    Volume                     $	(398) 	   $	(12) 	    $  430	    $  279 	    $ 	46 	    $  - 	  $ 	345 	    $ 	991
    Rate       	                  382 		      46 		     1,415      		335 		      26 		       9 		 2,213 		       38

     NET INCREASE
      (DECREASE)               $ 	(16)    	$ 	34    	  $1,845    	$ 	614 	    $ 	72 	    $ 	 9  	$2,558 	    $1,029

1994 compared to 1995:
  Increase (decrease) due to:
    Volume                     $ 	442 	    $	105 	     $  (64) 	  $ 	107 	    $ 	37 	    $ 	(7)  $ 	620 	    $1,822
    Rate  	                       144 		      40 		         5 		      (5) 		     26 		      (2) 	   208 		      (76)

     NET INCREASE
      (DECREASE)               $ 	586 	    $	145 	     $ 	(59) 	  $ 	102 	    $ 	63 	    $ 	(9) 	$ 	828 	    $1,746

<F12>
   * Taxable equivalent basis


LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT

	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. The following table, Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities, shows the Bank's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given a two hundred basis point shift in interest rates is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1995, 1994, and 1993 was 4.79%, 4.68%, and 4.58% respectively.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE - Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities

(Dollars in Thousands)
                                   		3 Months 		     3-6      	 	6-12  	 	  Over 1
As of December 31, 1995 		           or Less      		Months 	   	Months  	 	  Year  		      Total
Earning assets
  Loans and leases, net of unearned 	$ 	64,615 	  $ 	43,285 	  $ 	72,506 	  $	111,525 	  $	291,931
  Taxable investment securities 		      12,715 		    11,027 		    30,164		     42,611 		    96,517
  Tax-exempt investment securities 		      986 		     1,200 		     1,060		     39,169 		    42,415

      Total earning assets 		           78,316 		    55,512 		   103,730 		   193,305 	  $	430,863

Interest-bearing liabilities
  NOW and money market accounts 		      35,739 	  		                          100,555    $	136,294
  Savings 								                                                             34,133 		    34,133
  Time 		                               42,682 		    34,082 		    46,903 		    18,671 		   142,338
  Time over $100,000 		                  8,526 		     8,055 		     9,703 		     4,310 		    30,594
  Other short-term debt 		              11,955 		 		 		 		                                  11,955

      Total interest bearing
        liabilities 		                  98,902 		    42,137 		    56,606		    157,669 	  $	355,314

Noninterest bearing, net 								                                             (75,549)

Net asset/liability funding gap 		     (20,586) 		   13,375 		    47,124		    (39,913)

Cumulative net asset/liability
  funding gap 	                      $ (20,586) 	 $ 	(7,211) 	 $ 	39,913	   $ 	  -

<F13>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1995, the Corporation had a ratio of average capital to average assets of 10.08%. This compares to a ratio of average capital to average assets of 9.25% at December
31, 1994, and 8.9% at December 31, 1993.

	Cash dividends paid in 1995 were 10.0% more than those paid in 1994. The dividend to net income ratio was 20%. Additional dividends of approximately $13.5 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

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

	As of December 31, 1995, the Bank's core and total risk-based ratios were 16.8% and 17.7% respectively. One year earlier, the comparable ratios were 16.2% and 17.1%, respectively. At year end 1995, the Bank had a ratio of average core equity to total average assets of 9.9%, up slightly from 9.0% at year end 1994.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 11.9% in 1995 compared to a 7.3% increase in 1994 and an decrease of .4% in 1993. Interest and fees earned on loans increased 22.4% in 1995 compared to an 8.3% increase in 1994 and a 1.4% decrease in 1993. Interest earned on investment securities and other investments decreased 10.9% in 1995 due to the decrease in volume compared to a 5.3% increase in 1994 and a 1.9% increase in 1993.

Interest Expense

	Total interest expense increased 19.9% in 1995 compared to a 6.9% increase in 1994 and a 10.0% decrease in 1993. The net interest margin (tax equivalent net interest income divided by average earning assets) increased in 1995 to 4.8% compared to 4.7% in 1994 and 4.6% in 1993 as indicated in the LIQUIDITY AND
INTEREST RATE SENSITIVITY MANAGEMENT section above.

	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.


Noninterest Income and Expense

	Noninterest income increased 14.9% during 1995 versus a 1.6% increase in 1994 and a 12.0% increase in 1993. The new check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. This "Impact" of our new technology contributed to the 16.4% increase in service fees for deposit accounts in 1995. Income from fiduciary services provided in the Bank's Trust Department remained strong contributing 27.4% of noninterest income.

	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1995 compared to a 5.4% increase in 1994 and a 9.3% increase in 1993. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $499,709 in 1995 compared to $890,646 in 1994, a 43.9-%
reduction.  Please refer to the discussion in the CAPITAL
RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.


Provision for Possible Loan Losses

	The provision for possible loan losses, representing amounts charged against operating income, increased 1.5% in 1995 compared to a 40.4% increase in 1994 and a 44.1% decrease in 1993. Management regularly monitors the allowance for possible losses and considers it to be adequate. Please refer to Note 1 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for further discussion of the adequacy of the allowance. The tables on the next page summarize average loan balances and reconciliation of the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed.

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

                                                            		    				December 31
                                              		1995      		1994      	 	1993      	 	1992     	 	1991
                                                     				    		(Dollars  In Thousands)

Average amount of loans outstanding 	        $	276,166   $	247,791 	  $	233,608 	  $	215,158 	  $	182,561

Balance of allowance for possible loan
  losses at beginning of year 	              $  	2,342 	 $  	2,024 	  $  	2,254	   $ 	 1,917 	  $  	1,818
Loans charged-off:
  Loans secured by real estate 		                   15 		      135 		       396 		       245		        329
  Commercial and industrial loans 		               170 		       42 		       222 		       124		        192
  Individuals 		                                   371 		      246 		       230 		       249 		       249
      TOTAL  LOANS CHARGED OFF 		                  556 		      423 		       848 		       618		        770
Recoveries of loans previously charged off:
   Loans secured by real estate 		                  97 		        9 		        56 		         3 		       -
   Commercial and industrial loans 		               14 		       36 		        52 		        80 		        56
   Individuals 		                                  111 		       36 		        40 		        32 		        33
      TOTAL RECOVERIES 		                          222 		       81 		       148 		       115 		        89
        NET  LOANS CHARGED-OFF 		                  334 		      342 		       700 		       503		        681
Provision charged to operating expenses 		         670 		      660 		       470		        840 		       780
       BALANCE OF ALLOWANCE FOR POSSIBLE
        LOAN LOSSES AT END OF YEAR 	         $ 	 2,678 	 $ 	 2,342 	  $ 	 2,024 	  $  	2,254 	  $ 	 1,917

Ratio of net charge-offs during the
  period to average loans outstanding 		         0.12% 		    0.14% 		     0.30%		      0.23% 		     0.37%



	Loans having recorded investments of $5.8 million at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 2% of gross loans. Commercial loans comprised $.326 million of the total, with loans secured by real estate accounting for $4.7 million and installment loans $.800 million. The gross interest income that would have been recorded during 1995 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $365, $193, and $189 thousand for the years ended December 31, 1995, 1994, and 1993 respectively. Impaired loans are charged-off once management has exhausted all efforts to collect the loan. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
      		                                    1995  	  	   1994        		1993         		1992        		 1991

INTEREST INCOME
 Interest and fees on loans        	    $	25,857,982 	$	21,130,914 	$	19,518,742 	 $	19,791,548 	 $	19,571,295

 Income on investment securities
   Taxable interest 		                     6,179,492   		7,012,626   		6,925,404		    6,898,114 		   5,218,446
   Exempt from federal income tax 		       2,156,813 		  2,184,666   		1,857,168 		   1,825,869 		   1,828,738
   Dividends 		                              177,790 		    204,948 		     72,054 		     110,874		      150,823

                                         		8,514,095 		  9,402,240 		  8,854,626 		   8,834,857		    7,198,007

 Other interest income 		                    121,492 		    284,384 		    347,287		      195,744 	      279,165

    TOTAL INTEREST INCOME 		              34,493,569 		 30,817,538		  28,720,655 		  28,822,149 		  27,048,467

INTEREST EXPENSE
  Interest on deposits 		                 15,247,875 		 12,770,618 		 11,998,235		   13,329,557 		  14,212,771
  Interest on other short term
   borrowings 		                             174,370 		     93,286		      38,339 		      47,449 		      63,994

   TOTAL INTEREST EXPENSE 		              15,422,245 		 12,863,904		  12,036,574 		  13,377,006 		  14,276,765

   NET INTEREST INCOME 		                 19,071,324 		 17,953,634  		16,684,081 		  15,445,143 		  12,771,702

PROVISION FOR POSSIBLE LOAN LOSSES 		        670,000 		    660,000 		    470,000		      840,000 		     780,000
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		          18,401,324  		17,293,634 		 16,214,081 		  14,605,143 		  11,991,702

NONINTEREST  INCOME
  Trust department income 		               1,251,642 		  1,249,359 		    863,952		      753,239 		     603,701
  Service fees on deposit accounts 		      2,697,332 		  2,317,992		   2,206,026 		   2,123,096 		   1,893,355
  Other service fees, commissions,
   and fees 		                               300,407 		    336,758 		    509,009 		     401,618		      237,755
  Other operating income 		                  322,634 		    319,466 		    315,108		      191,363 		      91,440
  Available for sale securities
   gains (losses) 		                           1,182 		   (243,690) 		    23,896		       28,434 		      15,862

   TOTAL NONINTEREST  INCOME 		            4,573,197 		  3,979,885		   3,917,991 		   3,497,750 		   2,842,113

NONINTEREST  EXPENSES
  Salaries and employee benefits 		        6,620,827 		  6,247,706		   5,686,965 		   5,283,086 		   4,407,072
  Net occupancy expense 		                 1,279,434 		  1,190,678 		  1,070,971		      984,650 		     797,466
  Furniture and equipment expense 		       1,382,769 		  1,069,856		     889,848 		     801,453 		     935,821
  Loss on other real estate 		                50,724 		      4,000 		    103,122		      312,064 		      48,398
  Other operating expenses 		              5,006,292 		  4,996,107		   4,903,949 		   4,460,696 		   3,572,881

   TOTAL NONINTEREST EXPENSES 		          14,340,046		  13,508,347 		 12,654,855 		  11,841,949 		   9,761,638

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		                 8,634,475		   7,765,172 		  7,477,217 		   6,260,944 		   5,072,177

PROVISION FOR INCOME TAXES 		              2,518,769 		  2,203,746 		  2,220,965		    1,768,840 		   1,341,130

        NET INCOME  	                   $ 	6,115,706 	$ 	5,561,426 	$ 	5,256,252 	 $ 	4,492,104 	 $ 	3,731,047

EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	        $ 	     4.37 	$ 	     3.97 	$ 	     3.75	  $ 	     3.21 	 $ 	     2.67


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

Net Income

	Net income was 10.0% higher in 1995 than in 1994, 5.8% higher in 1994 than in 1993, and 17.0% higher in 1993 than in 1992. As indicated by the table, Comparative Data, the Corporation's return on average assets was 1.32% in 1995, 1.23% in 1994, and 1.25% in 1993. The return on equity remains strong at 13.95% in 1995, 14.11% in 1994, and 14.93% in 1993.

Net Interest Margin

	The bottom graph on the last page of this document illustrates an increasing net interest margin during the five years shown.
As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table, Rate Sensitivity of Earning
Assets and Interest Bearing Liabilities, and adjusts the current balance sheet to reflect the impact of different interest rate movements.

EFFECTS OF ECONOMY

	Current economic conditions have had a definite effect on the reported financial condition and results of operation. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history during 1994. However, the market was much stronger during 1995 experiencing considerable gains compared to 1994.
Many Bank customers had used transaction and limited transaction interest bearing accounts as holding vehicles to watch rate movements during 1994 trying to determine the best time to lock in a rate on a longer term product. During 1995, many of these customers decided that the time was right and transferred investments to longer term certificate of deposits from transaction and limited transaction interest bearing accounts.
As Bank customers felt more comfortable with the economy, loan demand increased strongly resulting in a shift of Bank earning assets from investment securities to higher yielding loans. Historically, noninterest bearing demand deposits and regular savings accounts have provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1995 and 1994 as these fixed rate and noninterest bearing deposits continued to provide a relatively stable cost from this funding source.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Bank but are required to adopted after December 31, 1995. The Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" establishes guidance on when to recognize and how to measure impairment losses on long-lived assets and certain identifiable intangibles. The statement also offers guidance on how to value long-lived assets that management has committed to a plan to dispose of the assets. An asset that an entity will hold and use should be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In such situations, an impairment loss is recognized if the sum of undiscounted future cash flows expected to be generated by the asset is less than the carrying amount of the asset.
Measurement of the impairment loss, however, is based on the fair value of the asset. Management does not believe this statement will have any material effect on future income.

	The second standard, Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Certain Mortgage Banking Activities" requires recognition of rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. This Statement prescribes a single procedure for the capitalization of those rights acquired either through loan origination or through purchase transactions where a mortgage banking enterprise buys the servicing rights. Mortgage servicing rights are to be assessed for impairment

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD (Continued)

based on their fair value. Impairment is recognized through a valuation allowance for each impaired group of mortgage servicing rights. Rights capitalized after adoption of this statement should be grouped based on the risk characteristics of the underlying loans. Management does not believe this statement will have any material effect on future income.

SHAREHOLDER  INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1995, had a market value of $75.6 million and were held by 1,514 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's
Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.


                                             SHAREHOLDER INFORMATION
                                               			Price Range of  				  Dividend
                                                			Common Stock 	   	 		  Paid
                                          			High       	 	Low 	        Per Share

                    	First quarter 	      $	36.00 	      $	36.00 	      $
                    	Second quarter 		      37.00        		37.00         		0.36
              1993  	Third quarter 		       38.00 		       37.00
                    	Fourth quarter 		      38.00        		38.00         		0.37

                                                                        $  0.73

                    	First quarter 	      $	40.00 	      $	36.00 	      $
                    	Second quarter 		      42.00        		37.00 		        0.39
              1994  	Third quarter 		       43.00 		       37.00
                    	Fourth quarter 		      45.00 		       38.00 		        0.41

                                                                  						$ 	0.80

                    	First quarter 	      $	45.00 	       $	45.00      	$
                    	Second quarter 		      48.00 		        45.00 		       0.43
              1995  	Third quarter 		       50.00 		        48.00
                    	Fourth quarter 		      54.00 		        50.00        		0.45

                                                                  						$ 	0.88

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                                      COMPARATIVE DATA
                                  (In Thousands of Dollars)

                             		1995     		1994      		1993      		1992     		 1991

AVERAGE ASSETS 	           $	463,739 	 $	451,953 	 $	420,760 	 $	381,379  	$	303,851

AVERAGE LOANS (NET) 	      $	276,166 	 $	247,791 	 $	233,609  	$	215,158  	$ 182,561

AVERAGE DEPOSITS 	         $	409,489 	 $	404,412 	 $	378,782 	 $	343,128	  $	268,495

RETURN ON EQUITY
  AND ASSETS
 Return on average assets 		   1.32% 		    1.23% 		    1.25% 		    1.18%		     1.23%

 Return on beginning equity 		13.95% 		   14.11% 		   14.93%    		14.21% 		   13.01%
 Average equity to
    average assets 		         10.08% 		    9.25% 		    8.90% 		    8.76%		     9.94%

COMMON DIVIDEND
  PAYOUT RATIO
 Earnings per share 	      $ 	  4.37 	  $ 	 3.97 	  $ 	 3.75 	  $ 	 3.21 	 $	   2.67

 Cash dividends per share 	$ 	  0.88 	  $ 	 0.80   	$ 	 0.73 	  $  	0.64	  $ 	  0.58

 Ratio 		                       20% 		      20% 		      19% 		      20% 		      22%


                             NET INTEREST MARGIN
   	                          	1995  		    1994  		     1993  		    1992  		   1991
                                             (In Thousands of Dollars)

INTEREST INCOME
 (TAX EQUIVALENT)  	       $ 	35,626 	  $ 	32,039 	  $ 	29,465 	 $ 	29,564 	$ 	27,736

INTEREST EXPENSE 		           15,422 		    12,864 		    12,037 		   13,377 		  14,277


                          	$ 	20,204 	  $ 	19,175 	  $ 	17,428 	 $ 	16,187 	$ 	13,459


NET INTEREST MARGIN* 		        4.79% 		     4.68% 		     4.58% 		    4.67% 		   4.84%

<F14>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.

	In summary, the graphs on the following page illustrate the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank. Each shareholder can be proud of this performance. Our shareholders are the real support of our organization. Thank you for your help and support.


Nine color graphs were included on the last page of this report.
One - The first graph used the information presented above in the Five
Year Comparison table to illustrate the growth in net income.
Two - The second graph used information from the Comparative Data on the previous page to illustrate a return on average assets of 1.18% and above for the last five years.
Three - The third graph used information from the Comparative Data on the previous page to illustrate a return on beginning stockholders' equity over 13% for the last five years.
Four - The fourth graph used information from the Comparative Data on the previous page to illustrate earnings per share and cash dividends per share for the last five years.
Five - The fifth graph used information from the Consolidated Statements of Stockholders' Equity to illustrate the growth in stockholders' equity for the last five years.
Six - The sixth graph used information from the Consolidated Balance Sheets to illustrate the growth in net loans for the last five years.
Seven - The seventh graph used information from the Consolidated Balance Sheets to illustrate the growth in deposits for the last five years.
Eight - The eighth graph used information from the Consolidated Balance Sheets to illustrate the growth in total assets for the last five years.
Nine - The nineth graph used information from the Five Year Comparison table above to illustrate interest income, interest expense and net interest income for the last five years.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations which are attached to and made a part of Annual Report to Stockholders which is attached hereto as
Exhibit 13.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 and 1994
ASSETS 		                                    1995   		             1994

Cash and due from banks 	                    $ 	31,281,706       $ 	26,735,526
Securities
 Available for sale (amortized cost
  $10,875,527 and $12,646,156
  respectively) 		                              11,269,006 		       12,565,226
 Held to maturity (fair value
  $128,829,961 and $138,892,331
  respectively) 		                             127,662,682 		      143,061,031
    Total securities - Note 2 		               138,931,688       		155,626,257
Loans, net of unearned income - Note 3   	  	  291,930,311       		262,694,120
 Allowance for possible loan losses
  - Note 4 		                                   (2,678,386)       		(2,342,290)
    Net loans 		                               289,251,925 		      260,351,830
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                      6,397,936 		        6,193,080
Other assets 		                                 11,171,993 		       11,887,492

   TOTAL ASSETS 	                            $ 477,035,248 	     $	460,794,185

LIABILITIES

Deposits
 Noninterest-bearing 	                       $ 	67,420,536 	     $ 	61,845,878
 Interest-bearing (including
 certificates of deposit over $100,000:
 1995 - $30,593,803; 1994 - $26,169,831) 	    	343,357,525 		      343,306,545
    Total deposits 		                          410,778,061 		      405,152,423
 Federal funds purchased 		                     10,000,000 		        7,000,000
 Dividends payable 		                              630,000 		          574,000
 Other short term liabilities 		                 1,955,000 		          600,000
 Accounts payable and accrued liabilities 		     4,675,712 		        3,639,636

    TOTAL LIABILITIES 		                       428,038,773         416,966,059

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued
  and outstanding - Note 1                    		14,000,000 		       14,000,000
 Retained earnings - Note 6 		                  34,760,389 	       	29,876,683
 Net unrealized loss on available-for-sale
  securities, net of tax 		                        236,086 		          (48,557)
    TOTAL STOCKHOLDERS' EQUITY 		               48,996,475 		       43,828,126

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY 	                                $	477,035,248 	     $ 460,794,185

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                                              						Net Unrealized
			   		                                                           	Gain (Loss) On
                                    		Common  		    Retained 		    Available-for-sale
                                    		Stock   	    	Earnings    	    	Securities   	   	   Total

BALANCE AT JANUARY 1, 1993 	      $ 	7,000,000 	  $	28,201,005   	   $  	- 	           $	35,201,005
Net income for the year 		               - 		        5,256,252 		        - 		             5,256,252
Cash dividends declared,
 $.73 per share 		                       - 		       (1,022,000) 		       - 		            (1,022,000)
Net unrealized loss on mutual
 fund investment 		                      - 		          (27,684) 		       -		                (27,684)

BALANCE AT DECEMBER 31, 1993 		      7,000,000 		   32,407,573 		        -		             39,407,573
Cumulative effect of change in
 accounting principle (net of
 deferred income taxes of
 $171,405)  - Note 1 		                  - 		           27,684		       229,424 		           257,108
Two-for-one stock split - Note 1 		  7,000,000 		   (7,000,000) 		       -		                  -
Net income for the year 		               - 		        5,561,426 		        - 		             5,561,426
Cash dividends declared, $.80
 per share 		                            - 		       (1,120,000) 		       -		             (1,120,000)
Net unrealized loss on available-
 for-sale securities, net of tax 		      - 		            - 		         (277,981) 		         (277,981)

BALANCE AT DECEMBER 31, 1994 		     14,000,000 		   29,876,683		       (48,557) 		       43,828,126
Net income for the year 		               - 		        6,115,706 		        - 		             6,115,706
Cash dividends declared, $.88
 per share 		                            - 		       (1,232,000) 		       -		             (1,232,000)
Net unrealized gain on available-
 for-sale securities, net of tax		       - 		            - 		          284,643 		           284,643

BALANCE AT DECEMBER 31, 1995 	    $	14,000,000 	  $	34,760,389 	     $	236,086 	       $	48,996,475

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                         		1995  		       1994  		       1993

INTEREST INCOME
 Interest and fees on loans 	         $	25,857,982  	$	21,130,914 	 $	19,518,742

 Income on investment securities
  Taxable interest 		                    6,179,492 		   7,185,169 		   6,925,404
  Exempt from federal income tax 		      2,156,813 		   2,184,666 		   1,857,168
  Dividends 		                             177,790      		204,948       		72,054
                                       		8,514,095 		   9,574,783 	   	8,854,626

 Other interest income 	                  	121,492 		     111,841 		     347,287

    TOTAL INTEREST INCOME 		            34,493,569 		  30,817,538		   28,720,655

INTEREST EXPENSE
 Interest on deposits 		                15,247,875 		  12,770,618 		  11,998,235
 Interest on other short term
  borrowings 		                            174,370 		      93,286		       38,339

    TOTAL INTEREST EXPENSE 		           15,422,245 		  12,863,904		   12,036,574

    NET INTEREST INCOME 		              19,071,324 		  17,953,634		   16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES - Note 4 		                        670,000 		     660,000		      470,000

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 		       18,401,324		   17,293,634 		  16,214,081

NONINTEREST  INCOME
 Trust department income 		              1,251,642 		   1,249,359 		     863,952
 Service fees on deposit accounts 		     2,697,332 		   2,317,992		    2,206,026
 Other service fees, commissions,
  and fees 		                              300,407		      336,758 		     509,009
 Other operating income 		                 322,634 		     319,466 		     315,108
 Available for sale securities
  gains (losses) 		                          1,182		     (243,690) 		     23,896

    TOTAL NONINTEREST  INCOME 		         4,573,197 		   3,979,885		    3,917,991

NONINTEREST  EXPENSES
 Salaries and employee benefits 		       6,620,827 		   6,247,706		    5,686,965
 Net occupancy expense 		                1,279,434 		   1,190,678 		   1,070,971
 Furniture and equipment expense 		      1,382,769 		   1,069,856		      889,848
 Loss on other real estate 		               50,724 		       4,000 		     103,122
 Other operating expenses 		             5,006,292 		   4,996,107		    4,903,949

    TOTAL NONINTEREST EXPENSES 		       14,340,046		   13,508,347 		  12,654,855

    INCOME BEFORE PROVISION FOR
     INCOME TAXES 		                     8,634,475 		   7,765,172		    7,477,217

PROVISION FOR INCOME TAXES - Note 8 		   2,518,769 		   2,203,746		    2,220,965

    NET INCOME  	                     $ 	6,115,706 	 $ 	5,561,426 	 $ 	5,256,252

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares) 	     $ 	     4.37 	 $ 	     3.97 	 $ 	     3.75

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
		                                   1995     		      1994            		1993

OPERATING ACTIVITIES

 Net income   	                 $ 	6,115,706 	   $ 	5,561,426     	$ 	5,256,252
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
  Excess (deficiency) of
   provision for possible
   loan losses over net
   charge offs 		                    336,096 	      	318,639	         	(230,083)
  Provision for depreciation
   and amortization of
   premises and equipment 		         645,816 		      589,045 		         591,486
  Amortization of deposit
   base intangibles 		               168,020		       168,020 		         168,020
  Amortization of investment
   security premiums, net of
   accretion of discounts 		         641,104 		      678,968		          747,224
  Increase in cash surrender
   value of life insurance
   contracts 	                      	(65,936) 		     (75,287) 		       (103,175)
  Deferred income taxes 		          (233,403) 		    (163,907) 		         24,080
  (Increase) decrease in
   Interest receivable  		          (255,109) 	    	(992,872) 	        	364,303
   Other assets  	                  	912,162 		      344,572 		      (1,171,225)
  Increase (decrease) in
   Interest payable 	               	577,137 		      222,605 		        (206,742)
   Other liabilities 		              458,939 		      287,975 		          38,024

    TOTAL ADJUSTMENTS 		           3,184,826 		    1,377,758		          221,912

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES        		9,300,532 		    6,939,184 		       5,478,164

INVESTING ACTIVITIES

 Proceeds from maturities,
  calls, and sales of
  available-for-sale
  securities 		                    7,306,453 		   25,152,051 		           -
 Proceeds from maturities and
  calls of held-to-maturity
  securities 		                   18,848,992 		    5,092,000 		      30,497,983
 Purchases of investment
  securities
  Available-for-sale 		           (3,168,200) 		 (16,942,994) 		          -
  Held-to-maturity 		             (6,459,372) 		 (19,495,987)		     (39,789,407)
 Net increase in loans 		        (29,236,191) 	 	(18,778,658)     		(18,710,584)
 Purchases of premises and
  equipment 		                      (850,672) 		    (418,586)		        (222,279)
 Proceeds from redemption of
  annuities and life insur-
  ance contracts 						                                                 229,275
 Purchase of single premium
  life insurance contracts 		          - 		            - 		            (730,000)

    NET CASH USED BY
     INVESTING ACTIVITIES      		(13,558,990) 		 (25,392,174) 		    (28,725,012)

FINANCING ACTIVITIES

 Net increase in noninterest-
  bearing and interest-bearing
  deposits  		                     5,625,638      16,217,348	       	18,384,169
 Net increase (decrease) in
  short term borrowings 		         4,355,000		     7,000,000 		         (77,537)
 Cash dividends                 		(1,176,000) 	  	(1,071,000) 		       (966,000)

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES        		8,804,638 		   22,146,348 		      17,340,632

    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS        		4,546,180 		    3,693,358 		      (5,906,216)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR 		          26,735,526		    23,042,168 		      28,948,384

CASH AND CASH EQUIVALENTS AT
 END OF YEAR 	                  $	31,281,706 	   $	26,735,526 	    $ 23,042,168

<F3>
The accompanying notes are an integral part of the consolidated financial statements.

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

 		As of December 31, 1995, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau and Columbia State Community College.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks, three (3) savings and loan associations, and several credit unions located in the marketing area.

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

Use of Estimates in the Preparation of Financial Statements

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1995, amounted to approximately $8.3 million.

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

		On November 15, 1995, the Financial Accounting Standards Board issued a guide for implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at that date and account for resulting reclassifications as a transfer until December 31, 1995.
Reclassification from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of a bank to hold other debt securities to maturity in the future. The Bank did not reclassify any debt securities as a result of this one-time reassessment.

Loans

		Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114, as amended by
SFAS 118), "Accounting by Creditors for Impairment of a Loan".
The statement specifies how allowances for credit losses related to certain loans should be determined and addresses the accounting for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Consequently, interest accruals are discontinued on loans that are ninety days past-due. All loans

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loans (Continued)

in non-accrual status and loans in the two most severe Loan
Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

		When a loan is collateral dependent, impairment is measured based on the observable market price or the fair value of the collateral. For other loans, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Positive changes in the net present value of an impaired loan will in no event be used to increase the value of a loan above the amount of the loan.

	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure. or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.
 Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $482,945 at December 31, 1995, and $544,540 at
December 31, 1994.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established by charges to operations based on the evaluation of the impairment of loans by Loan Review, the Special Assets Committee, and the Credit Administrator. Impairments in loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration.

Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3-33 years.
 Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Trust Department Income

		Trust department income is recognized on the accrual basis in the applicable period earned.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock Split

		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributed May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1995 - $168,020;  1994 - $168,020;  and  1993 - $168,020.

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		The following tables reflect the amortized value and fair value of investment securities.


                            		      Amortized 		                Gross Unrealized 		 		         Fair
	                                    	Value 		               Gain           	   Loss 		        Value

December 31, 1995

Available-for-sale securities

 U.S. Treasury 	                  $ 	5,064,421 	          $  	72,679 	         $   	- 	      $ 	5,137,100
 U.S. Government agencies 		         3,279,968 		             72,268 		             2,570		     3,349,666
 Other securities 		                 2,531,138 	             254,102 		             3,000 		    2,782,240
 	                                $	10,875,527 	          $ 	399,049 	         $   	5,570 	  $	11,269,006

Held-to-maturity securities

 U.S. Treasury                   	$	61,426,813 	          $ 	295,846 	         $  	59,359 	  $	61,663,300
 U.S. Government agencies 		        23,498,204 		            267,237 		            48,041		    23,717,400
 States and political subdivisions		42,415,025 		            934,439		            241,048 		   43,108,416
 Other securities 		                   322,640 		             18,205 		             - 		          340,845
                                 	$127,662,682 	          $1,515,727 	         $ 	348,448 	  $128,829,961

December 31, 1994

Available-for-sale securities
 U.S. Treasury 	                  $ 	7,094,657 	          $   	4,695 	         $  	50,352 	  $ 	7,049,000
 U.S. Government agencies 		         5,551,499 		              3,892 		            39,165		     5,516,226
	                                 $	12,646,156 	          $   	8,587           $  	89,517 	  $	12,565,226

Held-to-maturity securities
 U.S. Treasury 	                  $	71,997,419 	          $  	66,784 	         $1,862,503 	  $	70,201,700
 U.S. Government agencies 		        28,527,740 		             21,631 		         1,006,621		    27,542,750
 States and political subdivisions 	39,786,156 		            493,613		          1,804,009 		   38,475,760
 Other securities 		                 2,749,716 		              3,210 		            80,805 		    2,672,121
                                 	$143,061,031 	          $ 	585,238 	         $4,753,938 	  $138,892,331


		Securities with an amortized value of $93,101,954 and $81,583,779 at December 31, 1995 and 1994, respectively (fair value: 1995 - $93,937,766; 1994 - $80,148,047), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1995, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net gains realized in 1995 and net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.


            		                         1995       		1994        		1993

       Pre-tax gains (losses) 	    $   	1,182 	  $(243,690) 	  $ 	23,896
       Tax effect 		                     (473) 		   97,476 		     (9,558)
       After-tax gains (losses) 	   $  	  709 	  $(146,214) 	  $ 	14,338


         FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the maturity, call, or sale of available-for-sale securities were $7,306,453, $25,152,051, and $-0- during 1995, 1994, and 1993 respectively. Proceeds from the maturity or call of held-to-maturity securities were $18,848,992, $5,092,000, and $30,497,983 during 1995, 1994, and
1993 respectively. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions in 1994. Gross gains of $23,896 and gross losses of $ -0- were realized on the dispositions in 1993. At December 31, 1995, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

	 	The following table shows the amortized value, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1995, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                             		Amortized 	       	Fair 	 	   Yield
                                                		Cost 	   	     Value 		    (Unaudited)
Available-for-sale securities
U.S. Treasury
 Within one year 	                           $ 	2,019,183 	   $ 	2,029,400 		   6.2%
 After one but within five years 		             3,045,238 		     3,107,700		    6.5%
U.S. Government agencies
 Within one year 		                             1,000,000 		     1,002,500 		   6.1%
 After one but within five years 		             1,996,231 		     2,066,000		    7.6%
 After ten years 		                               283,737 		       281,166 		   6.2%
Other securities 		                             2,531,138 		     2,782,240 		   8.9%
	                                            $	10,875,527 	   $	11,269,006

Held-to-maturity securities
U.S. Treasury
 Within one year 	                           $	39,167,894 	   $ 39,306,700 		   6.1%
 After one but within five years 		            22,258,919 		    22,356,600		    5.6%
U.S. Government agencies
 Within one year 		                            11,023,204 		    11,062,500 		   6.1%
 After one but within five years 		            12,475,000 		    12,654,900		    6.1%
 After five but within ten years 		                - 	 	            - 	 	        -
States and political subdivisions
 Within one year 		                             3,244,962 		     3,296,024 		  10.0%
 After one but within five years 		            12,357,917 		    12,741,932		    8.7%
 After five but within ten years 		            23,148,235 		    23,191,943		    7.6%
 After ten years 		                             3,663,911 		     3,678,517 		   7.8%
Other securities
 After one but within five years 		               322,640 		       340,845 		   8.0%
	                                            $127,662,682 	   $128,629,961

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

		A summary of loans outstanding by category follows.


  		                                                1995  		          1994
Loans secured by real estate
Loans secured by real estate
 Construction  and  land development   	       $ 	7,399,095 	    $ 	8,036,802
 Farmland 		                                      7,849,137 		      7,942,187
 Lines of credit 		                                 339,108         		240,976
 1-4 family residential property - first lien  	111,016,393     		100,548,761
 1-4 family residential property - junior lien   	7,177,285       		7,219,546
 Multifamily residential property 		              3,729,687 		      4,775,515
 Non farm, non residential property 		           44,224,353 		     41,734,848
    Subtotal 		                                 181,735,058 		    170,498,635

Commercial and  industrial loans
 Commercial  and  industrial 		                  51,758,675 		     44,870,150
 Taxable municipal loans 		                         270,000 		        300,000
 All other loans 		                                  88,239 		        187,405
    Subtotal 		                                  52,116,914 		     45,357,555

Tax exempt municipal loans 		                     1,485,071 		        748,116

Loans to individuals
 Agricultural production 		                       3,659,215 		      3,823,296
 Lines of credit 		                                 135,230 		        103,249
 Individuals for personal expenditures 	        	53,026,209      		42,341,597
 Purchase or carry securities 		                     - 		                 655
    Subtotal 		                                  56,820,654 		     46,268,797

Lease financing 		                                   - 		               1,408

                                              		292,157,697 		    262,874,511

Less:
 Net unamortized loan origination fees 		          (225,368) 		      (176,606)
 Unearned interest income 		                         (2,018) 		        (3,785)
 Allowance for possible loan losses 		           (2,678,386)		     (2,342,290)

	                                              $289,251,925 	    $260,351,830


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1995, follows.


                                    	 	(In Thousands of Dollars)
                             		Within 		     One to 		    After
		                            One Year 	  	Five Years 		 Five Years  		Total

     Fixed rate loans 	       $ 	62,923 	   $ 	47,100 	  $ 	23,735   $	133,758
     Variable rate loans 	     	113,389 	     	26,949 		    18,062 		  158,400

 	                            $	176,312 	   $ 	74,049 	  $ 	41,797 	 $	292,158


	Loans having recorded investments of $5,856,000 at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $456,000. Interest received on these loans during 1995 was $532,873. Prior to adoption of SFAS 114, non-performing loans were those which were accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 at December 31, 1994.

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
An analysis of activity with respect to such loans for the years ended December 31, 1995 and 1994, follows.


                                  		Balance at
                	                  	Beginning  				                 Amount      		Amount      Balance at
                                 		 of Year 		      Additions 		  Collected 	  	Written Off 		End of Year

      1995
 Aggregate of certain party loans 	 $ 6,494,271  	 $	7,020,665 	 $	5,908,932 	 $ 	  - 	       $ 7,606,004

      1994
 Aggregate of certain party loans 	 $	6,563,577 	  $	5,081,776 	 $	5,151,082 	 $    - 	       $	6,494,271



		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1995 or 1994.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

		Changes in the allowance for possible loan losses are as follows:


       		                                    1995   		     1994   		     1993

Balance at beginning of year 	           $	2,342,290 	 $	2,023,651 	 $	2,253,735
Provision charged to operating expenses    		670,000 		    660,000		     470,000
Loan losses:
 Loans charged off 		                       (555,957) 		  (422,831) 		  (847,535)
 Recoveries on loans previously
  charged off                              		222,053      		81,470     		147,451

Balance at end of year 	                 $	2,678,386 	 $	2,342,290 	 $	2,023,651



		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

NOTE 5 - BANK PREMISES AND EQUIPMENT

		The components of premises and equipment are as follows:


                                                1995               1994
        Land 	                              $ 1,204,288 	      $	1,204,288
        Premises 		                           6,648,329 		       6,629,567
        Furniture and equipment 		            3,949,617 		       3,816,320
        Leasehold improvements 		               879,695 		         474,770
                                           		12,681,929 		      12,124,945
Less allowance for depreciation and
 amortization 		                             (6,283,993)		      (5,931,865)

	                                           $	6,397,936 	      $	6,193,080


		Annual provisions for depreciation and amortization total $645,816 for 1995, $589,045 for 1994, and $591,486 for 1993.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,287,900 at December 31, 1995.

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1995, additional dividends of approximately $13,500,000 could have been declared by the Bank to the Corporation without regulatory agency approval.



NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2000. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $660,121, $409,764, and $254,121 for equipment leases, and $111,649,
$97,966, and $82,030 for building leases, in 1995, 1994, and
1993, respectively. Future minimum lease commitments as of December 31, 1995, under all noncancelable operating leases with initial terms of one year or more follow.

                    1996                        	 $ 	671,934
                  		1997  	              	           671,934
                  		1998  		                         636,511
                  		1999  		                           5,088
                  		2000  	 	                          5,088

     Total future minimum lease payments 	    		  $1,990,555

/TABLE>


NOTE 8 - FEDERAL AND STATE INCOME TAXES

		The provisions for income taxes consist of the following:



                                     		1995         		1994        		1993

Current:
 Federal 	                         $ 2,166,566 	  $	1,831,848 	  $	1,754,003
 State 		                              585,606 		     503,433 		     442,882
    Total current 	                  2,752,172 		   2,335,281 		   2,196,885

Deferred:
 Federal 		                           (198,393) 		   (111,805) 		     20,468
 State 		                              (35,010) 		    (19,730) 		      3,612
    Total deferred                    (233,403) 		   (131,535) 		     24,080

  Total provision for
    income taxes 	                 $ 2,518,769 	  $	2,203,746 	  $	2,220,965


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		The deferred tax effects of principal temporary differences are shown in the following table:

                		                         1995  		      1994  		      1993

Allowance for possible loan losses 	  $ 	815,315 	  $ 	682,877 	  $ 	555,421
Installment loan reporting 		               - 		          - 		         6,865
Write-down of other real estate 		       177,120 		    159,120 		    157,520
Deferred compensation 		                 256,139 		    156,227 		     76,781
Direct lease financing 		                   - 		        36,452 		     35,736
Unrealized loss on AFS securities 		        - 		        32,372 		     18,457
Deferred loan fees 		                     44,051 		     24,546 		     76,907

  Deferred tax asset 		                1,292,625 		  1,091,594 		    927,687

Unrealized gain on AFS securities 		    (157,392) 		      - 		          -

  Deferred tax liability 		             (157,392)  		     - 		          -

    Net deferred tax asset 	          $1,135,233    $1,091,594	   $ 	927,687



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1995, 1994, and 1993 amounted to $2,756,442, $2,431,332 and
$2,564,887, respectively.


        		                                        1995  		         1994  		         1993

Tax expense at statutory rate 	               $ 2,935,722 	    $ 2,640,158    	 $	2,542,254
Increase (decrease) in taxes resulting from:
 Tax-exempt interest 		                          (783,011) 		     (780,946) 		     (647,575)
 Nondeductible interest expense 		                 89,491 		        75,019 		        58,457
 Other nondeductible expenses
  (nontaxable income) - net 		                    (28,114) 		       (6,458)		       (19,962)
 State income taxes, net of federal
  tax benefit 		                                  363,393 		       319,244 		       292,263
 Dividend income exclusion 		                     (18,324) 		      (29,571) 		      (15,646)
 Other 		                                         (40,388) 		      (13,700) 		       11,174

Total provision for income taxes 	            $	2,518,769 	    $	2,203,746 	    $	2,220,965

Effective tax rate 		                               29.2% 		         28.4% 		         29.7%



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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - COMMITMENTS (Continued)

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1995, were $21,739,000 and $1,699,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		Interest paid on deposits and other borrowings during 1995, 1994, and 1993 amounted to $14,845,299, $12,641,299, and
$12,243,317, respectively.


NOTE 11 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $633,459, $602,010, and $529,324, in 1995, 1994, and
1993, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1995 - $594,221; 1994 - $580,088) used to fund the plan and the related liability (1995
- $482,272; 1994 - $400,606) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $14,133 in 1995 and $22,448 in 1994 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $106,666 in 1995, $98,925 in 1994, and $91,916 in 1993.

   The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $176,727 for 1995, $126,262 for 1994, and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants. Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $51,803 in 1995 and $52,840 in 1994 is also included in the cash surrender values of $1,801,922 and $1,750,119 at December 31, 1995 and
1994, respectively.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

		The following is a summary of the unaudited consolidated quarterly results of operations.



                               		First        Second     		  Third 		     Fourth
                              		Quarter     		Quarter 	     Quarter   	  	Quarter 		    Total

        1995

Interest income 	            $	8,244,228   $	8,640,769 	 $	8,720,212 	 $ 8,888,360 	 $34,493,569
Interest expense 		            3,654,485 		  3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		         4,589,743 		  4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
 losses 		                       145,000 		    140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
 noninterest income 		         2,492,505 		  2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		  1,952,238 		  2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                  512,448 		    589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                 $	1,439,790 	 $ 1,506,603 	 $	1,490,537 	 $	1,678,776 	 $ 6,115,706

Earnings per common share
  (1,400,000 shares) 	       $ 	    1.03 	 $  	   1.08 	 $     	1.06 	 $    	 1.20 	 $ 	    4.37


	                               	First 		      Second 		     Third 		    Fourth
                     		         Quarter 	     	Quarter     	Quarter  	   Quarter 		    Total

1994

Interest income 	            $	7,176,893   $	7,664,849    $	7,814,500 	 $	8,161,296  $30,817,538
Interest expense 		            2,986,012 		  3,148,310 		   3,272,217 		  3,457,365	  12,863,904

Net interest income 		         4,190,881 		  4,516,539 		   4,542,283		   4,703,931 		17,953,634
Provision for possible loan
 losses 		                        60,000 		    255,000 		     225,000 		    120,000 		   660,000
Noninterest expenses, net of
 noninterest income 		         2,260,734 		  2,254,027 		   2,490,717		   2,522,984 		 9,528,462

Income before income taxes 		  1,870,147 		  2,007,512 		   1,826,566		   2,060,947 		 7,765,172
Income taxes 		                  528,638 		    566,493 		     508,942 		    599,673 		 2,203,746

Net income 	                 $	1,341,509 	 $	1,441,019 	  $ 1,317,624 	 $	1,461,274  $	5,561,426

Earnings per common share
 (1,400,000 shares) 	        $ 	    0.96 	 $  	   1.03 	  $ 	    0.94 	 $ 	    1.04	 $ 	    3.97


NOTE 13 - SHAREHOLDERS' EQUITY

		The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the
Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of
assets, liabilities, and certain off-balance-sheet items as
calculated under regulatory accounting practices.   As of
December 31, 1995, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Corporation and the Bank meet all capital requirements.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table.


                                                      (Unaudited)
                                     		 	 	 	 	 	Year Ended December 31

                                          		1995       		   	 		1994      		 	 		  1993
                                							          (Dollars In Thousands)

Demand deposits 	                    $	56,730  		- 	% 	  $	55,557 	 	- 	% 	  $	48,697		  - 	%
NOW and money market accounts 		      149,016 		3.51 			  161,244 		3.25			   147,246 		3.16
Savings deposits 		                    34,629 		3.00 			   35,036 		2.87 			   31,216 		2.76
Time deposits of less than $100,000 		136,568 		5.30 			  126,523		 4.27 			  128,021 		4.26
Time deposits of $100,000 or more 		   32,524 		5.35 			   26,053		 4.32 			   23,602 		4.33

Total In Domestic Offices 	          $409,467 		3.72%   	$404,413		 3.66% 	  $378,782 		3.17%



		At December 31, time deposits of $100,000 or more had the following maturities.

                            	1995  	    	1994  		   1993
                                  (Dollars In Thousands)

    Under 3 months 	      $	7,877 	   $	3,117 	  $	3,519
    3 to 12 months 		      18,407 		   18,250 		  17,081
    Over 12 months 		       4,310 		    4,803 		   4,505

	                         $30,594 	   $26,170 	  $25,105



	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".


				                                          Dollars in Thousands
     		                             December 31, 1995 	  	 		  December 31, 1994
                               	 	Amortized     		Fair     	  	Amortized  	  	Fair
		                                  Value   	   	Value 	        	Value    		 Value

Financial assets
  Cash and cash equivalents      	$ 	31,282 	     $ 	31,282 	   $ 	26,736	    $ 	26,736
  Securities held to maturity   	  	127,663  		     128,830  		   143,061		     138,892
  Securities available for sale   		 10,876  	 	     11,269 	  	   12,646		      12,565
  Loans, net 	                   	  289,252 	 	     298,076 		    260,352 		    268,870
  Accrued interest receivable 		      5,454 		        5,424 		      5,169		       5,169

Financial liabilities
  Deposits 		                       410,778 		      398,296 		    405,152 		    402,720
  Federal funds purchased 		         10,000 		       10,000 		      7,000 		      7,000
  Short term borrowings 		            1,955 		        1,955 		        600 		        600
  Accrued interest payable 		         3,034 		        3,034 		      2,457 		      2,457


		Estimated fair values have been determined by the Bank using the best available data. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in this note.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


		Financial assets - Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently than has been customary with historical cost
accounting.  Securities available-for-sale and securities
held-to-maturity are valued by an independent rating service and
are disclosed in detail in Note 2 above.  	A present value
discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was
adjusted for credit loss and assumed prepayment risk.   For
loans with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances.

		Financial liabilities - Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amounts of federal funds purchased and other short term borrowings are considered to approximate their fair values.

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

	 At December 31, 1995, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.


NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1995 and 1994
                            (In Thousands of Dollars)

                  Assets 		                               1995  		     1994

Cash 	                                                  $    	70 	   $    	65
Investment in bank subsidiary - at equity 		              48,517 		    43,310
Investment in credit life insurance company - at cost 		      50 		        50
Investment in other securities 		                             22 		        25
Dividends receivable from bank subsidiary 		                 630 		       574
Cash surrender value - life insurance 		                     467 		       453
    Total assets                                        $ 49,756 	   $	44,477

       Liabilities and Stockholders' Equity
Liabilities
 Payable to directors 	                                 $ 	  129 	   $    	75
 Dividends payable 		                                        630 		       574
   Total liabilities 		                                      759 		       649
Stockholders' equity
 Common stock - $10 par value, authorized 4,000,000
  shares, 1,400,000 shares issued and outstanding 		      14,000		     14,000
 Retained earnings 		                                     34,761 		    29,877
 Net unrealized gain (loss) on available-for-sale
  securities, net of tax 		                                  236 		      (49)
   Total stockholders' equity 		                          48,997 		    43,828
            Total liabilities and stockholders' equity  $ 49,756 	   $	44,477


                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                          Condensed Statements of Income
                     Years Ended December 31, 1995 and 1994
                             (In Thousands of Dollars)

                                            		     1995           		1994
Operating income
  Dividends from bank subsidiary 	              $ 	1,232 	       $ 	1,120
  Other dividend income 		                            22 		            61
  Interest income 		                                   2 		             1
  Other 		                                            27 		            30

Operating expenses 		                                 87 		            60

    Income before equity in undistributed net
     income of bank subsidiary 		                  1,196 		         1,152

Equity in undistributed net income of bank
 subsidiary 		                                     4,920 		         4,409

    Net Income 	                                $ 	6,116 	       $ 	5,561


                      Condensed Statements of Cash Flows
                    Years Ended December 31, 1995 and 1994

                            (In Thousands of Dollars)

                                                         		1995          		1994

Operating activities
 Net income for the year 	                              $ 	6,116 	      $ 	5,561
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Equity in undistributed net income of bank
    subsidiary                                          		(4,920) 		      (4,409)
   Increase in other assets 		                               (69) 		         (62)
   Increase in payables 		                                    54 		           26

     Total adjustments 		                                 (4,935) 		      (4,445)

     Net cash provided by operating activities        		   1,181 		        1,116

Net cash provided by (used in) investing activities
 Proceeds from sale or calls of investment securities 		      -	              18
    Net cash provided by (used in) investing activities		     -       		      18

Net cash used in financing activities
 Cash dividends paid 		                                    (1,176) 		     (1,071)

    Increase (decrease) in cash 		                              5 		          63

Cash at beginning of year 		                                   65 		           2

Cash at end of year 	                                      $  	70 	       $  	65


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

	During 1995, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits in each of the four counties either maintained the same levels or increased while loans in all four counties increased. To more efficiently provide expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion in the last quarter of 1994 involving data processing and communication links between its fourteen offices. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; extended banking hours; and a check card. The check card was introduced in the first quarter of 1995 and increased in usage as the year progressed to approximately 35,000 transactions per month.

	The first of the following tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1995, 1994, and 1993.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1995, 1994, and 1993; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

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

	The bank's average deposits grew during the last three years reflecting a 1.3% growth from 1994 to 1995, a 6.8% growth from
1993 to 1994, and a 10.4% growth from 1992 to 1993. Average transaction and limited transaction interest bearing accounts grew during the prior two years but declined in 1995 as
investors took advantage of higher certificate of deposit rates.
 The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994 and a 28.6 % increase in 1993. Average savings deposits actually declined 1.2% in 1995 compared to a 12.2% increase in 1994 and a 12.9% decrease in 1993. Average certificates of deposit increased during 1995 with certificates and other savings under $100,000 increasing 8.0% in 1995 compared to a 1.2% decline in 1994 and a 1.2.% decline in 1993. Certificates of deposit over $100,000 increased 24.8% in 1995 compared to a 10.4% increase in 1994 and a 17.1% decline in 1993.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

TABLE 1 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                                       YEAR ENDED DECEMBER 31,
                                                          	 	 	 	1995

                                                  		 Average   		Rate /
                                                   		Balance 		  Yield 			 Interest

ASSETS
 Interest earning assets
   Loans, net 	                                    $ 	276,166 		  9.38% 	  $	25,892 	*
   Bank time deposits 		                                    2      - 	 		      -
   Available-for-sale securities (AFS) 	  	             8,092 		  6.59			       534
   Held-to-maturity securities (HTM) 		                93,676 		  6.03			     5,646
   U.S. Treasury and Government agency securities   		   - 	   	   -    	 		   -
   States and political subdivisions' securities  		   39,139		   8.06 			    3,156 	*
   Other securities 		                                  2,452 		 11.29 			      277 	*
   Federal funds sold 		                                2,076 		  5.83 			      121
     TOTAL EARNING ASSETS 		                          421,603 		  8.45 		  $	35,626

 Noninterest earning assets
   Cash and due from banks 		                          24,829
   Bank premises and equipment 		                       6,246
   Other assets 		                                     11,061

     TOTAL ASSETS 	                                $ 	463,739

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts  	                $ 	148,993 		 3.51% 	  $ 	5,223
   Savings 		                                          34,627 		 3.00 			    1,040
   Time  		                                           136,605 		 5.30 			    7,245
   Time over $100,000 		                               32,522 		 5.35 			    1,740
    TOTAL INTEREST BEARING DEPOSITS 		                352,747 		 4.32			    15,248
   Federal funds purchased and repurchase
    agreements		                                        2,415 		 5.92 			      143
   Other short-term debt 		                               565 		 5.49 			       31
    TOTAL INTEREST BEARING LIABILITIES 		             355,727 	 	4.34		   $	15,422

 Noninterest bearing liabilities
   Demand deposits 		                                  56,742
   Other liabilities 		                                 4,515
    TOTAL LIABILITIES 		                              416,984
 Stockholders' equity 		                               46,755
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	   $ 	463,739

<F4>
  Spread between combined rates earned and combined rates paid*		4.11%

<F5>
  Net yield on interest-earning assets* 				                     4.79%

<F6>
  * Taxable equivalent basis.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                     	 	 	       1994  	 	 	 	   	 	 	 	             	 1993
                                             	     Average       Rate / 		                Average      Rate /
                                                  	Balance 		    Yield 			Interest 			   	Balance 		   Yield 			Interest
                                                                       	 (Dollars In Thousands)
ASSETS
 Interest earning assets
   Loans, net                                    $  247,791 		   8.54%    $	21,156 	*   $ 	233,608 		  8.37%    $	19,543 	*
   Bank time deposits	                                 - 	 	      - 	 	 	     - 	 	 	 	      - 	 	      - 	 	 	     -
   Available-for sale-securities (AFS)               15,931 		   8.33 			    1,327 				      - 	 	      - 	 	 	     -
   Held-to-maturity securities (HTM)	               101,654 		   5.76 			    5,858 				      - 	 	      - 	 	 	     -
   U.S. Treasury and Government agency securities	     - 	 	      - 	 	 	     - 				       106,201 		  6.50 			    6,904
   States and political subdivisions	                38,545 		   8.49 			    3,274 	* 			   29,634 		  8.62 			    2,553 	*
   Other securities	                                  2,375 		  13.15 			      312 	* 			    6,164 		  5.34 			      329 	*
   Federal funds sold	                                2,998 		   3.73 			      112 				      4,665 		  2.92 			      136
     TOTAL EARNING ASSETS 	                         409,294 		   7.83 		  $	32,039 			     380,272 		  7.75 		  $	29,465

 Noninterest earning assets
   Cash and due from banks	                          25,945 									                       23,406
   Bank Premises and equipment	                       6,350 									                        6,764
   Other assets	                                     10,364 									                       10,318

     TOTAL ASSETS                                $ 	451,953 								                    $  420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts                 $ 	161,244 		   3.25% 	 $ 	 5,239 			  $ 	147,246 		  3.16% 	  $ 	4,653
   Savings	                                          35,036 		   2.87  			   1,006 				     31,216 		  2.76 			      861
   Time	                                            126,523 		   4.27  			   5,400 				    128,021 		  4.26 			    5,459
   Time over $100,000    	                           26,053 		   4.32  			   1,126 				     23,602 		  4.34 			    1,025
    TOTAL INTEREST BEARING DEPOSITS  	              348,856 		   3.66  			  12,771 				    330,085 		  3.63 			   11,998
   Federal funds purchased and repurchase
    agreements 	                                      1,462 		   4.86 		        71 				        254 		  3.06 			        8
   Other short-term debt  	                             568 		   3.92 			       22 				        728 		  4.21 			       31
    TOTAL INTEREST BEARING LIABILITIES	             350,886 		   3.67 		  $	12,864 				    331,067 		  3.64 		  $	12,037
 Noninterest bearing liabilities
   Demand deposits   	                               55,557 									                       48,697
   Other liabilities  	                               3,690 									                        3,542
    TOTAL LIABILITIES 	                             410,133 									                      383,306
 Stockholders' equity  	                             41,820 									                       37,454
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 	451,953 								                    $ 	420,760

<F7>
Spread between combined rates earned and combined rates paid*		4.16% 		          						                4.11%

<F8>
Net yield on interest earning assets*			                       4.68% 								                          4.58%

<F9>
Taxable equivalent basis

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential (Continued)

										*
                                                         					*  				               Total
                                     		* 	   	 Taxable  		Nontaxable 	 	Federal 		Interest
                                    		Net  		Investment 		Investment 	  	Funds 		  Earning
(Dollars in Thousands) 		            Loans 		Securities 		Securities   		Sold	   	  Assets

1995 compared to 1994:
  Increase (decrease) due to:
    Volume 	                       $ 	2,423 	$ 	(1,103) 	   $ 	50 	    $ 	(34) 	  $ 	1,336
    Rate 		                           2,313 		      63 		    (168) 		      43 		     2,251

     NET INCREASE
      (DECREASE) 	                 $ 	4,736 	$ 	(1,040) 	   $(118) 	   $ 	  9 	   $	 3,587

1994 compared to 1993:
  Increase (decrease) due to:
    Volume 	                       $ 	1,186 	$ 	   537 	    $	768 	    $ 	(49) 	  $ 	2,442
    Rate 		                             427 		    (273) 		    (47) 		      25 		       132

     NET INCREASE
      (DECREASE) 	                 $ 	1,613 	$ 	   264 	    $ 721 	    $ 	(24) 	  $	 2,574
				                                            (A) 		        (A)

<F10>
     * Taxable equivalent basis

<F11>
   (A) U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturiy categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

	Average earning assets increased 3.0% in 1995 compared to an
7.6% increase in 1994 and a 9.7% increase in 1993.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1995, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 11.5% growth from 1994 to 1995, a 6.1% growth from 1993 to 1994, and an 8.6%
growth from 1992 to 1993. Average investments represented 34.0% of average earning assets at December 31, 1995, and decreased
9.6% in 1995 providing funds for the increasing loan growth. Investments increased 11.6% in 1994, and increased 11.9% in 1993. Average total assets increased during the last three years as evidenced by a 2.6% growth from 1994 to 1995, a 7.4% growth from 1993 to 1994, and a 10.3% growth from 1992 to 1993. Please refer to the color graphs at the end of this document that illustrate this growth.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                               	Now and 												                                            Total 		      *
                                	Money 			                   	     Time 		   Federal 		 Short 	Interest 		   Net
                               	Market  		Savings 	    	Time     		Over 		   Funds 		    Term 		Bearing		 Interest
(Dollars in Thousands)	        Accounts 		Deposits  		Deposits 		$100,000 		Purchased 		 Debt		 Funds 		  Earnings

1995 compared to 1994:
  Increase (decrease) due to:
    Volume                     $	(398) 	   $	(12) 	    $  430	    $  279 	    $ 	46 	    $  - 	  $ 	345 	    $ 	991
    Rate       	                  382 		      46 		     1,415      		335 		      26 		       9 		 2,213 		       38

     NET INCREASE
      (DECREASE)               $ 	(16)    	$ 	34    	  $1,845    	$ 	614 	    $ 	72 	    $ 	 9  	$2,558 	    $1,029

1994 compared to 1995:
  Increase (decrease) due to:
    Volume                     $ 	442 	    $	105 	     $  (64) 	  $ 	107 	    $ 	37 	    $ 	(7)  $ 	620 	    $1,822
    Rate  	                       144 		      40 		         5 		      (5) 		     26 		      (2) 	   208 		      (76)

     NET INCREASE
      (DECREASE)               $ 	586 	    $	145 	     $ 	(59) 	  $ 	102 	    $ 	63 	    $ 	(9) 	$ 	828 	    $1,746

<F12>
   * Taxable equivalent basis


LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT

	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. The following table, Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities, shows the Bank's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given a two hundred basis point shift in interest rates is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1995, 1994, and 1993 was 4.79%, 4.68%, and 4.58% respectively.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE - Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities

(Dollars in Thousands)
                                   		3 Months 		     3-6      	 	6-12  	 	  Over 1
As of December 31, 1995 		           or Less      		Months 	   	Months  	 	  Year  		      Total
Earning assets
  Loans and leases, net of unearned 	$ 	64,615 	  $ 	43,285 	  $ 	72,506 	  $	111,525 	  $	291,931
  Taxable investment securities 		      12,715 		    11,027 		    30,164		     42,611 		    96,517
  Tax-exempt investment securities 		      986 		     1,200 		     1,060		     39,169 		    42,415

      Total earning assets 		           78,316 		    55,512 		   103,730 		   193,305 	  $	430,863

Interest-bearing liabilities
  NOW and money market accounts 		      35,739 	  		                          100,555    $	136,294
  Savings 								                                                             34,133 		    34,133
  Time 		                               42,682 		    34,082 		    46,903 		    18,671 		   142,338
  Time over $100,000 		                  8,526 		     8,055 		     9,703 		     4,310 		    30,594
  Other short-term debt 		              11,955 		 		 		 		                                  11,955

      Total interest bearing
        liabilities 		                  98,902 		    42,137 		    56,606		    157,669 	  $	355,314

Noninterest bearing, net 								                                             (75,549)

Net asset/liability funding gap 		     (20,586) 		   13,375 		    47,124		    (39,913)

Cumulative net asset/liability
  funding gap 	                      $ (20,586) 	 $ 	(7,211) 	 $ 	39,913	   $ 	  -

<F13>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1995, the Corporation had a ratio of average capital to average assets of 10.08%. This compares to a ratio of average capital to average assets of 9.25% at December
31, 1994, and 8.9% at December 31, 1993.

	Cash dividends paid in 1995 were 10.0% more than those paid in 1994. The dividend to net income ratio was 20%. Additional dividends of approximately $13.5 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

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

	As of December 31, 1995, the Bank's core and total risk-based ratios were 16.8% and 17.7% respectively. One year earlier, the comparable ratios were 16.2% and 17.1%, respectively. At year end 1995, the Bank had a ratio of average core equity to total average assets of 9.9%, up slightly from 9.0% at year end 1994.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 11.9% in 1995 compared to a 7.3% increase in 1994 and an decrease of .4% in 1993. Interest and fees earned on loans increased 22.4% in 1995 compared to an 8.3% increase in 1994 and a 1.4% decrease in 1993. Interest earned on investment securities and other investments decreased 10.9% in 1995 due to the decrease in volume compared to a 5.3% increase in 1994 and a 1.9% increase in 1993.

Interest Expense

	Total interest expense increased 19.9% in 1995 compared to a 6.9% increase in 1994 and a 10.0% decrease in 1993. The net interest margin (tax equivalent net interest income divided by average earning assets) increased in 1995 to 4.8% compared to 4.7% in 1994 and 4.6% in 1993 as indicated in the LIQUIDITY AND
INTEREST RATE SENSITIVITY MANAGEMENT section above.

	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.


Noninterest Income and Expense

	Noninterest income increased 14.9% during 1995 versus a 1.6% increase in 1994 and a 12.0% increase in 1993. The new check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. This "Impact" of our new technology contributed to the 16.4% increase in service fees for deposit accounts in 1995. Income from fiduciary services provided in the Bank's Trust Department remained strong contributing 27.4% of noninterest income.

	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1995 compared to a 5.4% increase in 1994 and a 9.3% increase in 1993. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $499,709 in 1995 compared to $890,646 in 1994, a 43.9-%
reduction.  Please refer to the discussion in the CAPITAL
RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.


Provision for Possible Loan Losses

	The provision for possible loan losses, representing amounts charged against operating income, increased 1.5% in 1995 compared to a 40.4% increase in 1994 and a 44.1% decrease in 1993. Management regularly monitors the allowance for possible losses and considers it to be adequate. Please refer to Note 1 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for further discussion of the adequacy of the allowance. The tables on the next page summarize average loan balances and reconciliation of the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed.

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

                                                            		    				December 31
                                              		1995      		1994      	 	1993      	 	1992     	 	1991
                                                     				    		(Dollars  In Thousands)

Average amount of loans outstanding 	        $	276,166   $	247,791 	  $	233,608 	  $	215,158 	  $	182,561

Balance of allowance for possible loan
  losses at beginning of year 	              $  	2,342 	 $  	2,024 	  $  	2,254	   $ 	 1,917 	  $  	1,818
Loans charged-off:
  Loans secured by real estate 		                   15 		      135 		       396 		       245		        329
  Commercial and industrial loans 		               170 		       42 		       222 		       124		        192
  Individuals 		                                   371 		      246 		       230 		       249 		       249
      TOTAL  LOANS CHARGED OFF 		                  556 		      423 		       848 		       618		        770
Recoveries of loans previously charged off:
   Loans secured by real estate 		                  97 		        9 		        56 		         3 		       -
   Commercial and industrial loans 		               14 		       36 		        52 		        80 		        56
   Individuals 		                                  111 		       36 		        40 		        32 		        33
      TOTAL RECOVERIES 		                          222 		       81 		       148 		       115 		        89
        NET  LOANS CHARGED-OFF 		                  334 		      342 		       700 		       503		        681
Provision charged to operating expenses 		         670 		      660 		       470		        840 		       780
       BALANCE OF ALLOWANCE FOR POSSIBLE
        LOAN LOSSES AT END OF YEAR 	         $ 	 2,678 	 $ 	 2,342 	  $ 	 2,024 	  $  	2,254 	  $ 	 1,917

Ratio of net charge-offs during the
  period to average loans outstanding 		         0.12% 		    0.14% 		     0.30%		      0.23% 		     0.37%



	Loans having recorded investments of $5.8 million at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 2% of gross loans. Commercial loans comprised $.326 million of the total, with loans secured by real estate accounting for $4.7 million and installment loans $.800 million. The gross interest income that would have been recorded during 1995 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $365, $193, and $189 thousand for the years ended December 31, 1995, 1994, and 1993 respectively. Impaired loans are charged-off once management has exhausted all efforts to collect the loan. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
      		                                    1995  	  	   1994        		1993         		1992        		 1991

INTEREST INCOME
 Interest and fees on loans        	    $	25,857,982 	$	21,130,914 	$	19,518,742 	 $	19,791,548 	 $	19,571,295

 Income on investment securities
   Taxable interest 		                     6,179,492   		7,012,626   		6,925,404		    6,898,114 		   5,218,446
   Exempt from federal income tax 		       2,156,813 		  2,184,666   		1,857,168 		   1,825,869 		   1,828,738
   Dividends 		                              177,790 		    204,948 		     72,054 		     110,874		      150,823

                                         		8,514,095 		  9,402,240 		  8,854,626 		   8,834,857		    7,198,007

 Other interest income 		                    121,492 		    284,384 		    347,287		      195,744 	      279,165

    TOTAL INTEREST INCOME 		              34,493,569 		 30,817,538		  28,720,655 		  28,822,149 		  27,048,467

INTEREST EXPENSE
  Interest on deposits 		                 15,247,875 		 12,770,618 		 11,998,235		   13,329,557 		  14,212,771
  Interest on other short term
   borrowings 		                             174,370 		     93,286		      38,339 		      47,449 		      63,994

   TOTAL INTEREST EXPENSE 		              15,422,245 		 12,863,904		  12,036,574 		  13,377,006 		  14,276,765

   NET INTEREST INCOME 		                 19,071,324 		 17,953,634  		16,684,081 		  15,445,143 		  12,771,702

PROVISION FOR POSSIBLE LOAN LOSSES 		        670,000 		    660,000 		    470,000		      840,000 		     780,000
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		          18,401,324  		17,293,634 		 16,214,081 		  14,605,143 		  11,991,702

NONINTEREST  INCOME
  Trust department income 		               1,251,642 		  1,249,359 		    863,952		      753,239 		     603,701
  Service fees on deposit accounts 		      2,697,332 		  2,317,992		   2,206,026 		   2,123,096 		   1,893,355
  Other service fees, commissions,
   and fees 		                               300,407 		    336,758 		    509,009 		     401,618		      237,755
  Other operating income 		                  322,634 		    319,466 		    315,108		      191,363 		      91,440
  Available for sale securities
   gains (losses) 		                           1,182 		   (243,690) 		    23,896		       28,434 		      15,862

   TOTAL NONINTEREST  INCOME 		            4,573,197 		  3,979,885		   3,917,991 		   3,497,750 		   2,842,113

NONINTEREST  EXPENSES
  Salaries and employee benefits 		        6,620,827 		  6,247,706		   5,686,965 		   5,283,086 		   4,407,072
  Net occupancy expense 		                 1,279,434 		  1,190,678 		  1,070,971		      984,650 		     797,466
  Furniture and equipment expense 		       1,382,769 		  1,069,856		     889,848 		     801,453 		     935,821
  Loss on other real estate 		                50,724 		      4,000 		    103,122		      312,064 		      48,398
  Other operating expenses 		              5,006,292 		  4,996,107		   4,903,949 		   4,460,696 		   3,572,881

   TOTAL NONINTEREST EXPENSES 		          14,340,046		  13,508,347 		 12,654,855 		  11,841,949 		   9,761,638

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		                 8,634,475		   7,765,172 		  7,477,217 		   6,260,944 		   5,072,177

PROVISION FOR INCOME TAXES 		              2,518,769 		  2,203,746 		  2,220,965		    1,768,840 		   1,341,130

        NET INCOME  	                   $ 	6,115,706 	$ 	5,561,426 	$ 	5,256,252 	 $ 	4,492,104 	 $ 	3,731,047

EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	        $ 	     4.37 	$ 	     3.97 	$ 	     3.75	  $ 	     3.21 	 $ 	     2.67


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

Net Income

	Net income was 10.0% higher in 1995 than in 1994, 5.8% higher in 1994 than in 1993, and 17.0% higher in 1993 than in 1992. As indicated by the table, Comparative Data, the Corporation's return on average assets was 1.32% in 1995, 1.23% in 1994, and 1.25% in 1993. The return on equity remains strong at 13.95% in 1995, 14.11% in 1994, and 14.93% in 1993.

Net Interest Margin

	The bottom graph on the last page of this document illustrates an increasing net interest margin during the five years shown.
As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table, Rate Sensitivity of Earning
Assets and Interest Bearing Liabilities, and adjusts the current balance sheet to reflect the impact of different interest rate movements.

EFFECTS OF ECONOMY

	Current economic conditions have had a definite effect on the reported financial condition and results of operation. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history during 1994. However, the market was much stronger during 1995 experiencing considerable gains compared to 1994.
Many Bank customers had used transaction and limited transaction interest bearing accounts as holding vehicles to watch rate movements during 1994 trying to determine the best time to lock in a rate on a longer term product. During 1995, many of these customers decided that the time was right and transferred investments to longer term certificate of deposits from transaction and limited transaction interest bearing accounts.
As Bank customers felt more comfortable with the economy, loan demand increased strongly resulting in a shift of Bank earning assets from investment securities to higher yielding loans. Historically, noninterest bearing demand deposits and regular savings accounts have provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1995 and 1994 as these fixed rate and noninterest bearing deposits continued to provide a relatively stable cost from this funding source.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Bank but are required to adopted after December 31, 1995. The Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" establishes guidance on when to recognize and how to measure impairment losses on long-lived assets and certain identifiable intangibles. The statement also offers guidance on how to value long-lived assets that management has committed to a plan to dispose of the assets. An asset that an entity will hold and use should be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In such situations, an impairment loss is recognized if the sum of undiscounted future cash flows expected to be generated by the asset is less than the carrying amount of the asset.
Measurement of the impairment loss, however, is based on the fair value of the asset. Management does not believe this statement will have any material effect on future income.

	The second standard, Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Certain Mortgage Banking Activities" requires recognition of rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. This Statement prescribes a single procedure for the capitalization of those rights acquired either through loan origination or through purchase transactions where a mortgage banking enterprise buys the servicing rights. Mortgage servicing rights are to be assessed for impairment

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD (Continued)

based on their fair value. Impairment is recognized through a valuation allowance for each impaired group of mortgage servicing rights. Rights capitalized after adoption of this statement should be grouped based on the risk characteristics of the underlying loans. Management does not believe this statement will have any material effect on future income.

SHAREHOLDER  INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1995, had a market value of $75.6 million and were held by 1,514 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's
Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.


                                             SHAREHOLDER INFORMATION
                                               			Price Range of  				  Dividend
                                                			Common Stock 	   	 		  Paid
                                          			High       	 	Low 	        Per Share

                    	First quarter 	      $	36.00 	      $	36.00 	      $
                    	Second quarter 		      37.00        		37.00         		0.36
              1993  	Third quarter 		       38.00 		       37.00
                    	Fourth quarter 		      38.00        		38.00         		0.37

                                                                        $  0.73

                    	First quarter 	      $	40.00 	      $	36.00 	      $
                    	Second quarter 		      42.00        		37.00 		        0.39
              1994  	Third quarter 		       43.00 		       37.00
                    	Fourth quarter 		      45.00 		       38.00 		        0.41

                                                                  						$ 	0.80

                    	First quarter 	      $	45.00 	       $	45.00      	$
                    	Second quarter 		      48.00 		        45.00 		       0.43
              1995  	Third quarter 		       50.00 		        48.00
                    	Fourth quarter 		      54.00 		        50.00        		0.45

                                                                  						$ 	0.88

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                                      COMPARATIVE DATA
                                  (In Thousands of Dollars)

                             		1995     		1994      		1993      		1992     		 1991

AVERAGE ASSETS 	           $	463,739 	 $	451,953 	 $	420,760 	 $	381,379  	$	303,851

AVERAGE LOANS (NET) 	      $	276,166 	 $	247,791 	 $	233,609  	$	215,158  	$ 182,561

AVERAGE DEPOSITS 	         $	409,489 	 $	404,412 	 $	378,782 	 $	343,128	  $	268,495

RETURN ON EQUITY
  AND ASSETS
 Return on average assets 		   1.32% 		    1.23% 		    1.25% 		    1.18%		     1.23%

 Return on beginning equity 		13.95% 		   14.11% 		   14.93%    		14.21% 		   13.01%
 Average equity to
    average assets 		         10.08% 		    9.25% 		    8.90% 		    8.76%		     9.94%

COMMON DIVIDEND
  PAYOUT RATIO
 Earnings per share 	      $ 	  4.37 	  $ 	 3.97 	  $ 	 3.75 	  $ 	 3.21 	 $	   2.67

 Cash dividends per share 	$ 	  0.88 	  $ 	 0.80   	$ 	 0.73 	  $  	0.64	  $ 	  0.58

 Ratio 		                       20% 		      20% 		      19% 		      20% 		      22%


                             NET INTEREST MARGIN
   	                          	1995  		    1994  		     1993  		    1992  		   1991
                                             (In Thousands of Dollars)

INTEREST INCOME
 (TAX EQUIVALENT)  	       $ 	35,626 	  $ 	32,039 	  $ 	29,465 	 $ 	29,564 	$ 	27,736

INTEREST EXPENSE 		           15,422 		    12,864 		    12,037 		   13,377 		  14,277


                          	$ 	20,204 	  $ 	19,175 	  $ 	17,428 	 $ 	16,187 	$ 	13,459


NET INTEREST MARGIN* 		        4.79% 		     4.68% 		     4.58% 		    4.67% 		   4.84%

<F14>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.

	In summary, the graphs on the following page illustrate the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank. Each shareholder can be proud of this performance. Our shareholders are the real support of our organization. Thank you for your help and support.


Nine color graphs were included on the last page of this report.
One - The first graph used the information presented above in the Five
Year Comparison table to illustrate the growth in net income.
Two - The second graph used information from the Comparative Data on the previous page to illustrate a return on average assets of 1.18% and above for the last five years.
Three - The third graph used information from the Comparative Data on the previous page to illustrate a return on beginning stockholders' equity over 13% for the last five years.
Four - The fourth graph used information from the Comparative Data on the previous page to illustrate earnings per share and cash dividends per share for the last five years.
Five - The fifth graph used information from the Consolidated Statements of Stockholders' Equity to illustrate the growth in stockholders' equity for the last five years.
Six - The sixth graph used information from the Consolidated Balance Sheets to illustrate the growth in net loans for the last five years.
Seven - The seventh graph used information from the Consolidated Balance Sheets to illustrate the growth in deposits for the last five years.
Eight - The eighth graph used information from the Consolidated Balance Sheets to illustrate the growth in total assets for the last five years.
Nine - The nineth graph used information from the Five Year Comparison table above to illustrate interest income, interest expense and net interest income for the last five years.


Item 8.  Financial Statements and Supplementary Data.

Financial statements and supplementary data are incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's
Discussion and Analysis of Financial Condition and Results of
Operation which are attached hereto as Exhibit 13.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 and 1994
ASSETS 		                                    1995   		             1994

Cash and due from banks 	                    $ 	31,281,706       $ 	26,735,526
Securities
 Available for sale (amortized cost
  $10,875,527 and $12,646,156
  respectively) 		                              11,269,006 		       12,565,226
 Held to maturity (fair value
  $128,829,961 and $138,892,331
  respectively) 		                             127,662,682 		      143,061,031
    Total securities - Note 2 		               138,931,688       		155,626,257
Loans, net of unearned income - Note 3   	  	  291,930,311       		262,694,120
 Allowance for possible loan losses
  - Note 4 		                                   (2,678,386)       		(2,342,290)
    Net loans 		                               289,251,925 		      260,351,830
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                      6,397,936 		        6,193,080
Other assets 		                                 11,171,993 		       11,887,492

   TOTAL ASSETS 	                            $ 477,035,248 	     $	460,794,185

LIABILITIES

Deposits
 Noninterest-bearing 	                       $ 	67,420,536 	     $ 	61,845,878
 Interest-bearing (including
 certificates of deposit over $100,000:
 1995 - $30,593,803; 1994 - $26,169,831) 	    	343,357,525 		      343,306,545
    Total deposits 		                          410,778,061 		      405,152,423
 Federal funds purchased 		                     10,000,000 		        7,000,000
 Dividends payable 		                              630,000 		          574,000
 Other short term liabilities 		                 1,955,000 		          600,000
 Accounts payable and accrued liabilities 		     4,675,712 		        3,639,636

    TOTAL LIABILITIES 		                       428,038,773         416,966,059

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued
  and outstanding - Note 1                    		14,000,000 		       14,000,000
 Retained earnings - Note 6 		                  34,760,389 	       	29,876,683
 Net unrealized loss on available-for-sale
  securities, net of tax 		                        236,086 		          (48,557)
    TOTAL STOCKHOLDERS' EQUITY 		               48,996,475 		       43,828,126

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY 	                                $	477,035,248 	     $ 460,794,185

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                                              						Net Unrealized
			   		                                                           	Gain (Loss) On
                                    		Common  		    Retained 		    Available-for-sale
                                    		Stock   	    	Earnings    	    	Securities   	   	   Total

BALANCE AT JANUARY 1, 1993 	      $ 	7,000,000 	  $	28,201,005   	   $  	- 	           $	35,201,005
Net income for the year 		               - 		        5,256,252 		        - 		             5,256,252
Cash dividends declared,
 $.73 per share 		                       - 		       (1,022,000) 		       - 		            (1,022,000)
Net unrealized loss on mutual
 fund investment 		                      - 		          (27,684) 		       -		                (27,684)

BALANCE AT DECEMBER 31, 1993 		      7,000,000 		   32,407,573 		        -		             39,407,573
Cumulative effect of change in
 accounting principle (net of
 deferred income taxes of
 $171,405)  - Note 1 		                  - 		           27,684		       229,424 		           257,108
Two-for-one stock split - Note 1 		  7,000,000 		   (7,000,000) 		       -		                  -
Net income for the year 		               - 		        5,561,426 		        - 		             5,561,426
Cash dividends declared, $.80
 per share 		                            - 		       (1,120,000) 		       -		             (1,120,000)
Net unrealized loss on available-
 for-sale securities, net of tax 		      - 		            - 		         (277,981) 		         (277,981)

BALANCE AT DECEMBER 31, 1994 		     14,000,000 		   29,876,683		       (48,557) 		       43,828,126
Net income for the year 		               - 		        6,115,706 		        - 		             6,115,706
Cash dividends declared, $.88
 per share 		                            - 		       (1,232,000) 		       -		             (1,232,000)
Net unrealized gain on available-
 for-sale securities, net of tax		       - 		            - 		          284,643 		           284,643

BALANCE AT DECEMBER 31, 1995 	    $	14,000,000 	  $	34,760,389 	     $	236,086 	       $	48,996,475

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                         		1995  		       1994  		       1993

INTEREST INCOME
 Interest and fees on loans 	         $	25,857,982  	$	21,130,914 	 $	19,518,742

 Income on investment securities
  Taxable interest 		                    6,179,492 		   7,185,169 		   6,925,404
  Exempt from federal income tax 		      2,156,813 		   2,184,666 		   1,857,168
  Dividends 		                             177,790      		204,948       		72,054
                                       		8,514,095 		   9,574,783 	   	8,854,626

 Other interest income 	                  	121,492 		     111,841 		     347,287

    TOTAL INTEREST INCOME 		            34,493,569 		  30,817,538		   28,720,655

INTEREST EXPENSE
 Interest on deposits 		                15,247,875 		  12,770,618 		  11,998,235
 Interest on other short term
  borrowings 		                            174,370 		      93,286		       38,339

    TOTAL INTEREST EXPENSE 		           15,422,245 		  12,863,904		   12,036,574

    NET INTEREST INCOME 		              19,071,324 		  17,953,634		   16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES - Note 4 		                        670,000 		     660,000		      470,000

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 		       18,401,324		   17,293,634 		  16,214,081

NONINTEREST  INCOME
 Trust department income 		              1,251,642 		   1,249,359 		     863,952
 Service fees on deposit accounts 		     2,697,332 		   2,317,992		    2,206,026
 Other service fees, commissions,
  and fees 		                              300,407		      336,758 		     509,009
 Other operating income 		                 322,634 		     319,466 		     315,108
 Available for sale securities
  gains (losses) 		                          1,182		     (243,690) 		     23,896

    TOTAL NONINTEREST  INCOME 		         4,573,197 		   3,979,885		    3,917,991

NONINTEREST  EXPENSES
 Salaries and employee benefits 		       6,620,827 		   6,247,706		    5,686,965
 Net occupancy expense 		                1,279,434 		   1,190,678 		   1,070,971
 Furniture and equipment expense 		      1,382,769 		   1,069,856		      889,848
 Loss on other real estate 		               50,724 		       4,000 		     103,122
 Other operating expenses 		             5,006,292 		   4,996,107		    4,903,949

    TOTAL NONINTEREST EXPENSES 		       14,340,046		   13,508,347 		  12,654,855

    INCOME BEFORE PROVISION FOR
     INCOME TAXES 		                     8,634,475 		   7,765,172		    7,477,217

PROVISION FOR INCOME TAXES - Note 8 		   2,518,769 		   2,203,746		    2,220,965

    NET INCOME  	                     $ 	6,115,706 	 $ 	5,561,426 	 $ 	5,256,252

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares) 	     $ 	     4.37 	 $ 	     3.97 	 $ 	     3.75

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
		                                   1995     		      1994            		1993

OPERATING ACTIVITIES

 Net income   	                 $ 	6,115,706 	   $ 	5,561,426     	$ 	5,256,252
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
  Excess (deficiency) of
   provision for possible
   loan losses over net
   charge offs 		                    336,096 	      	318,639	         	(230,083)
  Provision for depreciation
   and amortization of
   premises and equipment 		         645,816 		      589,045 		         591,486
  Amortization of deposit
   base intangibles 		               168,020		       168,020 		         168,020
  Amortization of investment
   security premiums, net of
   accretion of discounts 		         641,104 		      678,968		          747,224
  Increase in cash surrender
   value of life insurance
   contracts 	                      	(65,936) 		     (75,287) 		       (103,175)
  Deferred income taxes 		          (233,403) 		    (163,907) 		         24,080
  (Increase) decrease in
   Interest receivable  		          (255,109) 	    	(992,872) 	        	364,303
   Other assets  	                  	912,162 		      344,572 		      (1,171,225)
  Increase (decrease) in
   Interest payable 	               	577,137 		      222,605 		        (206,742)
   Other liabilities 		              458,939 		      287,975 		          38,024

    TOTAL ADJUSTMENTS 		           3,184,826 		    1,377,758		          221,912

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES        		9,300,532 		    6,939,184 		       5,478,164

INVESTING ACTIVITIES

 Proceeds from maturities,
  calls, and sales of
  available-for-sale
  securities 		                    7,306,453 		   25,152,051 		           -
 Proceeds from maturities and
  calls of held-to-maturity
  securities 		                   18,848,992 		    5,092,000 		      30,497,983
 Purchases of investment
  securities
  Available-for-sale 		           (3,168,200) 		 (16,942,994) 		          -
  Held-to-maturity 		             (6,459,372) 		 (19,495,987)		     (39,789,407)
 Net increase in loans 		        (29,236,191) 	 	(18,778,658)     		(18,710,584)
 Purchases of premises and
  equipment 		                      (850,672) 		    (418,586)		        (222,279)
 Proceeds from redemption of
  annuities and life insur-
  ance contracts 						                                                 229,275
 Purchase of single premium
  life insurance contracts 		          - 		            - 		            (730,000)

    NET CASH USED BY
     INVESTING ACTIVITIES      		(13,558,990) 		 (25,392,174) 		    (28,725,012)

FINANCING ACTIVITIES

 Net increase in noninterest-
  bearing and interest-bearing
  deposits  		                     5,625,638      16,217,348	       	18,384,169
 Net increase (decrease) in
  short term borrowings 		         4,355,000		     7,000,000 		         (77,537)
 Cash dividends                 		(1,176,000) 	  	(1,071,000) 		       (966,000)

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES        		8,804,638 		   22,146,348 		      17,340,632

    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS        		4,546,180 		    3,693,358 		      (5,906,216)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR 		          26,735,526		    23,042,168 		      28,948,384

CASH AND CASH EQUIVALENTS AT
 END OF YEAR 	                  $	31,281,706 	   $	26,735,526 	    $ 23,042,168

<F3>
The accompanying notes are an integral part of the consolidated financial statements.

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

 		As of December 31, 1995, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at thirteen (13) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch in Lewisburg; Chapel Hill Branch in Chapel Hill; and Centerville Branch in Centerville. The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau and Columbia State Community College.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from ten (10) other banks, three (3) savings and loan associations, and several credit unions located in the marketing area.

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

Use of Estimates in the Preparation of Financial Statements

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1995, amounted to approximately $8.3 million.

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

		On November 15, 1995, the Financial Accounting Standards Board issued a guide for implementation of SFAS 115 which allowed a bank to reassess the appropriateness of the classification of all securities held at that date and account for resulting reclassifications as a transfer until December 31, 1995.
Reclassification from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of a bank to hold other debt securities to maturity in the future. The Bank did not reclassify any debt securities as a result of this one-time reassessment.

Loans

		Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114, as amended by
SFAS 118), "Accounting by Creditors for Impairment of a Loan".
The statement specifies how allowances for credit losses related to certain loans should be determined and addresses the accounting for certain loans that are restructured in a troubled debt restructuring. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected. Consequently, interest accruals are discontinued on loans that are ninety days past-due. All loans

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loans (Continued)

in non-accrual status and loans in the two most severe Loan
Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

		When a loan is collateral dependent, impairment is measured based on the observable market price or the fair value of the collateral. For other loans, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Positive changes in the net present value of an impaired loan will in no event be used to increase the value of a loan above the amount of the loan.

	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure. or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.
 Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $482,945 at December 31, 1995, and $544,540 at
December 31, 1994.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established by charges to operations based on the evaluation of the impairment of loans by Loan Review, the Special Assets Committee, and the Credit Administrator. Impairments in loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration.

Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3-33 years.
 Costs of major additions and improvements are capitalized.
Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Trust Department Income

		Trust department income is recognized on the accrual basis in the applicable period earned.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock Split

		During 1994, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 2,000,000 to 4,000,000 shares and on April 12, 1994, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributed May 30, 1994, to shareholders of record on April 12, 1994. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $7,000,000 ($10 for each additional share issued).
All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 70 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1995 - $168,020;  1994 - $168,020;  and  1993 - $168,020.

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		The following tables reflect the amortized value and fair value of investment securities.


                            		      Amortized 		                Gross Unrealized 		 		         Fair
	                                    	Value 		               Gain           	   Loss 		        Value

December 31, 1995

Available-for-sale securities

 U.S. Treasury 	                  $ 	5,064,421 	          $  	72,679 	         $   	- 	      $ 	5,137,100
 U.S. Government agencies 		         3,279,968 		             72,268 		             2,570		     3,349,666
 Other securities 		                 2,531,138 	             254,102 		             3,000 		    2,782,240
 	                                $	10,875,527 	          $ 	399,049 	         $   	5,570 	  $	11,269,006

Held-to-maturity securities

 U.S. Treasury                   	$	61,426,813 	          $ 	295,846 	         $  	59,359 	  $	61,663,300
 U.S. Government agencies 		        23,498,204 		            267,237 		            48,041		    23,717,400
 States and political subdivisions		42,415,025 		            934,439		            241,048 		   43,108,416
 Other securities 		                   322,640 		             18,205 		             - 		          340,845
                                 	$127,662,682 	          $1,515,727 	         $ 	348,448 	  $128,829,961

December 31, 1994

Available-for-sale securities
 U.S. Treasury 	                  $ 	7,094,657 	          $   	4,695 	         $  	50,352 	  $ 	7,049,000
 U.S. Government agencies 		         5,551,499 		              3,892 		            39,165		     5,516,226
	                                 $	12,646,156 	          $   	8,587           $  	89,517 	  $	12,565,226

Held-to-maturity securities
 U.S. Treasury 	                  $	71,997,419 	          $  	66,784 	         $1,862,503 	  $	70,201,700
 U.S. Government agencies 		        28,527,740 		             21,631 		         1,006,621		    27,542,750
 States and political subdivisions 	39,786,156 		            493,613		          1,804,009 		   38,475,760
 Other securities 		                 2,749,716 		              3,210 		            80,805 		    2,672,121
                                 	$143,061,031 	          $ 	585,238 	         $4,753,938 	  $138,892,331


		Securities with an amortized value of $93,101,954 and $81,583,779 at December 31, 1995 and 1994, respectively (fair value: 1995 - $93,937,766; 1994 - $80,148,047), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized value and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1995, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

		A schedule of net gains and losses realized on the disposition of investment securities, and the related tax effects, is presented in the following table. All net gains realized in 1995 and net losses realized in 1994 resulted from sales of securities which were classified as available-for-sale.


            		                         1995       		1994        		1993

       Pre-tax gains (losses) 	    $   	1,182 	  $(243,690) 	  $ 	23,896
       Tax effect 		                     (473) 		   97,476 		     (9,558)
       After-tax gains (losses) 	   $  	  709 	  $(146,214) 	  $ 	14,338


         FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - INVESTMENT SECURITIES (Continued)



		Proceeds from the maturity, call, or sale of available-for-sale securities were $7,306,453, $25,152,051, and $-0- during 1995, 1994, and 1993 respectively. Proceeds from the maturity or call of held-to-maturity securities were $18,848,992, $5,092,000, and $30,497,983 during 1995, 1994, and
1993 respectively. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995. Gross gains of $-0- and gross losses of $243,690 were realized on the dispositions in 1994. Gross gains of $23,896 and gross losses of $ -0- were realized on the dispositions in 1993. At December 31, 1995, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

	 	The following table shows the amortized value, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1995, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.


                                             		Amortized 	       	Fair 	 	   Yield
                                                		Cost 	   	     Value 		    (Unaudited)
Available-for-sale securities
U.S. Treasury
 Within one year 	                           $ 	2,019,183 	   $ 	2,029,400 		   6.2%
 After one but within five years 		             3,045,238 		     3,107,700		    6.5%
U.S. Government agencies
 Within one year 		                             1,000,000 		     1,002,500 		   6.1%
 After one but within five years 		             1,996,231 		     2,066,000		    7.6%
 After ten years 		                               283,737 		       281,166 		   6.2%
Other securities 		                             2,531,138 		     2,782,240 		   8.9%
	                                            $	10,875,527 	   $	11,269,006

Held-to-maturity securities
U.S. Treasury
 Within one year 	                           $	39,167,894 	   $ 39,306,700 		   6.1%
 After one but within five years 		            22,258,919 		    22,356,600		    5.6%
U.S. Government agencies
 Within one year 		                            11,023,204 		    11,062,500 		   6.1%
 After one but within five years 		            12,475,000 		    12,654,900		    6.1%
 After five but within ten years 		                - 	 	            - 	 	        -
States and political subdivisions
 Within one year 		                             3,244,962 		     3,296,024 		  10.0%
 After one but within five years 		            12,357,917 		    12,741,932		    8.7%
 After five but within ten years 		            23,148,235 		    23,191,943		    7.6%
 After ten years 		                             3,663,911 		     3,678,517 		   7.8%
Other securities
 After one but within five years 		               322,640 		       340,845 		   8.0%
	                                            $127,662,682 	   $128,629,961

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

		A summary of loans outstanding by category follows.


  		                                                1995  		          1994
Loans secured by real estate
Loans secured by real estate
 Construction  and  land development   	       $ 	7,399,095 	    $ 	8,036,802
 Farmland 		                                      7,849,137 		      7,942,187
 Lines of credit 		                                 339,108         		240,976
 1-4 family residential property - first lien  	111,016,393     		100,548,761
 1-4 family residential property - junior lien   	7,177,285       		7,219,546
 Multifamily residential property 		              3,729,687 		      4,775,515
 Non farm, non residential property 		           44,224,353 		     41,734,848
    Subtotal 		                                 181,735,058 		    170,498,635

Commercial and  industrial loans
 Commercial  and  industrial 		                  51,758,675 		     44,870,150
 Taxable municipal loans 		                         270,000 		        300,000
 All other loans 		                                  88,239 		        187,405
    Subtotal 		                                  52,116,914 		     45,357,555

Tax exempt municipal loans 		                     1,485,071 		        748,116

Loans to individuals
 Agricultural production 		                       3,659,215 		      3,823,296
 Lines of credit 		                                 135,230 		        103,249
 Individuals for personal expenditures 	        	53,026,209      		42,341,597
 Purchase or carry securities 		                     - 		                 655
    Subtotal 		                                  56,820,654 		     46,268,797

Lease financing 		                                   - 		               1,408

                                              		292,157,697 		    262,874,511

Less:
 Net unamortized loan origination fees 		          (225,368) 		      (176,606)
 Unearned interest income 		                         (2,018) 		        (3,785)
 Allowance for possible loan losses 		           (2,678,386)		     (2,342,290)

	                                              $289,251,925 	    $260,351,830


		A summary of loan maturities and the amounts of loans carrying fixed and variable interest rates as of December 31, 1995, follows.


                                    	 	(In Thousands of Dollars)
                             		Within 		     One to 		    After
		                            One Year 	  	Five Years 		 Five Years  		Total

     Fixed rate loans 	       $ 	62,923 	   $ 	47,100 	  $ 	23,735   $	133,758
     Variable rate loans 	     	113,389 	     	26,949 		    18,062 		  158,400

 	                            $	176,312 	   $ 	74,049 	  $ 	41,797 	 $	292,158


	Loans having recorded investments of $5,856,000 at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $456,000. Interest received on these loans during 1995 was $532,873. Prior to adoption of SFAS 114, non-performing loans were those which were accounted for on a non-accrual basis. Such loans had outstanding balances of approximately $2,611,000 at December 31, 1994.

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
An analysis of activity with respect to such loans for the years ended December 31, 1995 and 1994, follows.


                                  		Balance at
                	                  	Beginning  				                 Amount      		Amount      Balance at
                                 		 of Year 		      Additions 		  Collected 	  	Written Off 		End of Year

      1995
 Aggregate of certain party loans 	 $ 6,494,271  	 $	7,020,665 	 $	5,908,932 	 $ 	  - 	       $ 7,606,004

      1994
 Aggregate of certain party loans 	 $	6,563,577 	  $	5,081,776 	 $	5,151,082 	 $    - 	       $	6,494,271



		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1995 or 1994.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

		Changes in the allowance for possible loan losses are as follows:


       		                                    1995   		     1994   		     1993

Balance at beginning of year 	           $	2,342,290 	 $	2,023,651 	 $	2,253,735
Provision charged to operating expenses    		670,000 		    660,000		     470,000
Loan losses:
 Loans charged off 		                       (555,957) 		  (422,831) 		  (847,535)
 Recoveries on loans previously
  charged off                              		222,053      		81,470     		147,451

Balance at end of year 	                 $	2,678,386 	 $	2,342,290 	 $	2,023,651



		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

NOTE 5 - BANK PREMISES AND EQUIPMENT

		The components of premises and equipment are as follows:


                                                1995               1994
        Land 	                              $ 1,204,288 	      $	1,204,288
        Premises 		                           6,648,329 		       6,629,567
        Furniture and equipment 		            3,949,617 		       3,816,320
        Leasehold improvements 		               879,695 		         474,770
                                           		12,681,929 		      12,124,945
Less allowance for depreciation and
 amortization 		                             (6,283,993)		      (5,931,865)

	                                           $	6,397,936 	      $	6,193,080


		Annual provisions for depreciation and amortization total $645,816 for 1995, $589,045 for 1994, and $591,486 for 1993.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,287,900 at December 31, 1995.

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1995, additional dividends of approximately $13,500,000 could have been declared by the Bank to the Corporation without regulatory agency approval.



NOTE 7 - LEASES



		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2000. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $660,121, $409,764, and $254,121 for equipment leases, and $111,649,
$97,966, and $82,030 for building leases, in 1995, 1994, and
1993, respectively. Future minimum lease commitments as of December 31, 1995, under all noncancelable operating leases with initial terms of one year or more follow.

                    1996                        	 $ 	671,934
                  		1997  	              	           671,934
                  		1998  		                         636,511
                  		1999  		                           5,088
                  		2000  	 	                          5,088

     Total future minimum lease payments 	    		  $1,990,555

/TABLE>


NOTE 8 - FEDERAL AND STATE INCOME TAXES

		The provisions for income taxes consist of the following:



                                     		1995         		1994        		1993

Current:
 Federal 	                         $ 2,166,566 	  $	1,831,848 	  $	1,754,003
 State 		                              585,606 		     503,433 		     442,882
    Total current 	                  2,752,172 		   2,335,281 		   2,196,885

Deferred:
 Federal 		                           (198,393) 		   (111,805) 		     20,468
 State 		                              (35,010) 		    (19,730) 		      3,612
    Total deferred                    (233,403) 		   (131,535) 		     24,080

  Total provision for
    income taxes 	                 $ 2,518,769 	  $	2,203,746 	  $	2,220,965


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		The deferred tax effects of principal temporary differences are shown in the following table:

                		                         1995  		      1994  		      1993

Allowance for possible loan losses 	  $ 	815,315 	  $ 	682,877 	  $ 	555,421
Installment loan reporting 		               - 		          - 		         6,865
Write-down of other real estate 		       177,120 		    159,120 		    157,520
Deferred compensation 		                 256,139 		    156,227 		     76,781
Direct lease financing 		                   - 		        36,452 		     35,736
Unrealized loss on AFS securities 		        - 		        32,372 		     18,457
Deferred loan fees 		                     44,051 		     24,546 		     76,907

  Deferred tax asset 		                1,292,625 		  1,091,594 		    927,687

Unrealized gain on AFS securities 		    (157,392) 		      - 		          -

  Deferred tax liability 		             (157,392)  		     - 		          -

    Net deferred tax asset 	          $1,135,233    $1,091,594	   $ 	927,687



		A reconciliation of total income taxes reported with the amount of income taxes computed at the federal statutory rate
(34% each year) is shown below. Total income taxes paid in 1995, 1994, and 1993 amounted to $2,756,442, $2,431,332 and
$2,564,887, respectively.


        		                                        1995  		         1994  		         1993

Tax expense at statutory rate 	               $ 2,935,722 	    $ 2,640,158    	 $	2,542,254
Increase (decrease) in taxes resulting from:
 Tax-exempt interest 		                          (783,011) 		     (780,946) 		     (647,575)
 Nondeductible interest expense 		                 89,491 		        75,019 		        58,457
 Other nondeductible expenses
  (nontaxable income) - net 		                    (28,114) 		       (6,458)		       (19,962)
 State income taxes, net of federal
  tax benefit 		                                  363,393 		       319,244 		       292,263
 Dividend income exclusion 		                     (18,324) 		      (29,571) 		      (15,646)
 Other 		                                         (40,388) 		      (13,700) 		       11,174

Total provision for income taxes 	            $	2,518,769 	    $	2,203,746 	    $	2,220,965

Effective tax rate 		                               29.2% 		         28.4% 		         29.7%



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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - COMMITMENTS (Continued)

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1995, were $21,739,000 and $1,699,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		Interest paid on deposits and other borrowings during 1995, 1994, and 1993 amounted to $14,845,299, $12,641,299, and
$12,243,317, respectively.


NOTE 11 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $633,459, $602,010, and $529,324, in 1995, 1994, and
1993, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the assets (1995 - $594,221; 1994 - $580,088) used to fund the plan and the related liability (1995
- $482,272; 1994 - $400,606) were included in other assets and other liabilities respectively. Single premium universal life insurance policies were purchased in 1993 to replace other policies and annuities that were redeemed. Insurance premiums of $515,000 were paid during 1993, of which $285,725 (net of the redemption proceeds) was capitalized. Net non-cash income of $14,133 in 1995 and $22,448 in 1994 is also included in the above asset values. The principal cost of this plan will be accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $106,666 in 1995, $98,925 in 1994, and $91,916 in 1993.

   The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $176,727 for 1995, $126,262 for 1994, and $125,036 for 1993 were recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Insurance premiums of $1,425,000 were paid at the end of 1992, of which $1,399,816 was capitalized to reflect the cash surrender value at December 31, 1992. Additional single premium universal life insurance policies were purchased in 1993 for new participants. Insurance premiums of $215,000 were paid during 1993 and capitalized. Net non-cash income of $51,803 in 1995 and $52,840 in 1994 is also included in the cash surrender values of $1,801,922 and $1,750,119 at December 31, 1995 and
1994, respectively.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan and the deferred compensation plan.
 These policies have an aggregate face amount of $2,425,000.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

		The following is a summary of the unaudited consolidated quarterly results of operations.



                               		First        Second     		  Third 		     Fourth
                              		Quarter     		Quarter 	     Quarter   	  	Quarter 		    Total

        1995

Interest income 	            $	8,244,228   $	8,640,769 	 $	8,720,212 	 $ 8,888,360 	 $34,493,569
Interest expense 		            3,654,485 		  3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		         4,589,743 		  4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
 losses 		                       145,000 		    140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
 noninterest income 		         2,492,505 		  2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		  1,952,238 		  2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                  512,448 		    589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                 $	1,439,790 	 $ 1,506,603 	 $	1,490,537 	 $	1,678,776 	 $ 6,115,706

Earnings per common share
  (1,400,000 shares) 	       $ 	    1.03 	 $  	   1.08 	 $     	1.06 	 $    	 1.20 	 $ 	    4.37


	                               	First 		      Second 		     Third 		    Fourth
                     		         Quarter 	     	Quarter     	Quarter  	   Quarter 		    Total

1994

Interest income 	            $	7,176,893   $	7,664,849    $	7,814,500 	 $	8,161,296  $30,817,538
Interest expense 		            2,986,012 		  3,148,310 		   3,272,217 		  3,457,365	  12,863,904

Net interest income 		         4,190,881 		  4,516,539 		   4,542,283		   4,703,931 		17,953,634
Provision for possible loan
 losses 		                        60,000 		    255,000 		     225,000 		    120,000 		   660,000
Noninterest expenses, net of
 noninterest income 		         2,260,734 		  2,254,027 		   2,490,717		   2,522,984 		 9,528,462

Income before income taxes 		  1,870,147 		  2,007,512 		   1,826,566		   2,060,947 		 7,765,172
Income taxes 		                  528,638 		    566,493 		     508,942 		    599,673 		 2,203,746

Net income 	                 $	1,341,509 	 $	1,441,019 	  $ 1,317,624 	 $	1,461,274  $	5,561,426

Earnings per common share
 (1,400,000 shares) 	        $ 	    0.96 	 $  	   1.03 	  $ 	    0.94 	 $ 	    1.04	 $ 	    3.97


NOTE 13 - SHAREHOLDERS' EQUITY

		The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the
Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of
assets, liabilities, and certain off-balance-sheet items as
calculated under regulatory accounting practices.   As of
December 31, 1995, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Corporation and the Bank meet all capital requirements.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fourteen domestic offices. The average amounts of deposits and the average rates paid are summarized in the following table.


                                                      (Unaudited)
                                     		 	 	 	 	 	Year Ended December 31

                                          		1995       		   	 		1994      		 	 		  1993
                                							          (Dollars In Thousands)

Demand deposits 	                    $	56,730  		- 	% 	  $	55,557 	 	- 	% 	  $	48,697		  - 	%
NOW and money market accounts 		      149,016 		3.51 			  161,244 		3.25			   147,246 		3.16
Savings deposits 		                    34,629 		3.00 			   35,036 		2.87 			   31,216 		2.76
Time deposits of less than $100,000 		136,568 		5.30 			  126,523		 4.27 			  128,021 		4.26
Time deposits of $100,000 or more 		   32,524 		5.35 			   26,053		 4.32 			   23,602 		4.33

Total In Domestic Offices 	          $409,467 		3.72%   	$404,413		 3.66% 	  $378,782 		3.17%



		At December 31, time deposits of $100,000 or more had the following maturities.

                            	1995  	    	1994  		   1993
                                  (Dollars In Thousands)

    Under 3 months 	      $	7,877 	   $	3,117 	  $	3,519
    3 to 12 months 		      18,407 		   18,250 		  17,081
    Over 12 months 		       4,310 		    4,803 		   4,505

	                         $30,594 	   $26,170 	  $25,105



	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS



		This summarizes the Corporation's disclosure of fair values of financial instruments made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments".


				                                          Dollars in Thousands
     		                             December 31, 1995 	  	 		  December 31, 1994
                               	 	Amortized     		Fair     	  	Amortized  	  	Fair
		                                  Value   	   	Value 	        	Value    		 Value

Financial assets
  Cash and cash equivalents      	$ 	31,282 	     $ 	31,282 	   $ 	26,736	    $ 	26,736
  Securities held to maturity   	  	127,663  		     128,830  		   143,061		     138,892
  Securities available for sale   		 10,876  	 	     11,269 	  	   12,646		      12,565
  Loans, net 	                   	  289,252 	 	     298,076 		    260,352 		    268,870
  Accrued interest receivable 		      5,454 		        5,424 		      5,169		       5,169

Financial liabilities
  Deposits 		                       410,778 		      398,296 		    405,152 		    402,720
  Federal funds purchased 		         10,000 		       10,000 		      7,000 		      7,000
  Short term borrowings 		            1,955 		        1,955 		        600 		        600
  Accrued interest payable 		         3,034 		        3,034 		      2,457 		      2,457


		Estimated fair values have been determined by the Bank using the best available data. Changes in assumptions or the estimation methodologies used may have a material effect on the estimated fair values included in this note.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE 15 -  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


		Financial assets - Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently than has been customary with historical cost
accounting.  Securities available-for-sale and securities
held-to-maturity are valued by an independent rating service and
are disclosed in detail in Note 2 above.  	A present value
discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was
adjusted for credit loss and assumed prepayment risk.   For
loans with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances.

		Financial liabilities - Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amounts of federal funds purchased and other short term borrowings are considered to approximate their fair values.

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

	 At December 31, 1995, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.


NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1995 and 1994
                            (In Thousands of Dollars)

                  Assets 		                               1995  		     1994

Cash 	                                                  $    	70 	   $    	65
Investment in bank subsidiary - at equity 		              48,517 		    43,310
Investment in credit life insurance company - at cost 		      50 		        50
Investment in other securities 		                             22 		        25
Dividends receivable from bank subsidiary 		                 630 		       574
Cash surrender value - life insurance 		                     467 		       453
    Total assets                                        $ 49,756 	   $	44,477

       Liabilities and Stockholders' Equity
Liabilities
 Payable to directors 	                                 $ 	  129 	   $    	75
 Dividends payable 		                                        630 		       574
   Total liabilities 		                                      759 		       649
Stockholders' equity
 Common stock - $10 par value, authorized 4,000,000
  shares, 1,400,000 shares issued and outstanding 		      14,000		     14,000
 Retained earnings 		                                     34,761 		    29,877
 Net unrealized gain (loss) on available-for-sale
  securities, net of tax 		                                  236 		      (49)
   Total stockholders' equity 		                          48,997 		    43,828
            Total liabilities and stockholders' equity  $ 49,756 	   $	44,477


                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
(Continued)

                          Condensed Statements of Income
                     Years Ended December 31, 1995 and 1994
                             (In Thousands of Dollars)

                                            		     1995           		1994
Operating income
  Dividends from bank subsidiary 	              $ 	1,232 	       $ 	1,120
  Other dividend income 		                            22 		            61
  Interest income 		                                   2 		             1
  Other 		                                            27 		            30

Operating expenses 		                                 87 		            60

    Income before equity in undistributed net
     income of bank subsidiary 		                  1,196 		         1,152

Equity in undistributed net income of bank
 subsidiary 		                                     4,920 		         4,409

    Net Income 	                                $ 	6,116 	       $ 	5,561


                      Condensed Statements of Cash Flows
                    Years Ended December 31, 1995 and 1994

                            (In Thousands of Dollars)

                                                         		1995          		1994

Operating activities
 Net income for the year 	                              $ 	6,116 	      $ 	5,561
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Equity in undistributed net income of bank
    subsidiary                                          		(4,920) 		      (4,409)
   Increase in other assets 		                               (69) 		         (62)
   Increase in payables 		                                    54 		           26

     Total adjustments 		                                 (4,935) 		      (4,445)

     Net cash provided by operating activities        		   1,181 		        1,116

Net cash provided by (used in) investing activities
 Proceeds from sale or calls of investment securities 		      -	              18
    Net cash provided by (used in) investing activities		     -       		      18

Net cash used in financing activities
 Cash dividends paid 		                                    (1,176) 		     (1,071)

    Increase (decrease) in cash 		                              5 		          63

Cash at beginning of year 		                                   65 		           2

Cash at end of year 	                                      $  	70 	       $  	65


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

	During 1995, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits in each of the four counties either maintained the same levels or increased while loans in all four counties increased. To more efficiently provide expanding services and offer the range of products that Bank customers need and want, the Bank undertook a technology conversion in the last quarter of 1994 involving data processing and communication links between its fourteen offices. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the "Impact" of this change as new services such as combined, laser printed statements; inquiring about balances, checks paid, deposits made, and making transfers between accounts through phone bank; extended banking hours; and a check card. The check card was introduced in the first quarter of 1995 and increased in usage as the year progressed to approximately 35,000 transactions per month.

	The first of the following tables entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES
AND INTEREST DIFFERENTIAL, presents average daily balances, interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on the major balance sheet items for the years 1995, 1994, and 1993.
The second table sets forth, for the periods indicated, a summary of changes in interest earned and interest paid resulting from changes in volume and changes in rates. The rate/volume variances are allocated between rate and volume variances in proportion to the relationship of the absolute dollar amounts of the change in each.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1995, 1994, and 1993; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

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

	The bank's average deposits grew during the last three years reflecting a 1.3% growth from 1994 to 1995, a 6.8% growth from
1993 to 1994, and a 10.4% growth from 1992 to 1993. Average transaction and limited transaction interest bearing accounts grew during the prior two years but declined in 1995 as
investors took advantage of higher certificate of deposit rates.
 The average Chairman's Club, super negotiable orders of
withdrawal, insured money market deposits, and flexible
investment accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994 and a 28.6 % increase in 1993. Average savings deposits actually declined 1.2% in 1995 compared to a 12.2% increase in 1994 and a 12.9% decrease in 1993. Average certificates of deposit increased during 1995 with certificates and other savings under $100,000 increasing 8.0% in 1995 compared to a 1.2% decline in 1994 and a 1.2.% decline in 1993. Certificates of deposit over $100,000 increased 24.8% in 1995 compared to a 10.4% increase in 1994 and a 17.1% decline in 1993.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

TABLE 1 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                                       YEAR ENDED DECEMBER 31,
                                                          	 	 	 	1995

                                                  		 Average   		Rate /
                                                   		Balance 		  Yield 			 Interest

ASSETS
 Interest earning assets
   Loans, net 	                                    $ 	276,166 		  9.38% 	  $	25,892 	*
   Bank time deposits 		                                    2      - 	 		      -
   Available-for-sale securities (AFS) 	  	             8,092 		  6.59			       534
   Held-to-maturity securities (HTM) 		                93,676 		  6.03			     5,646
   U.S. Treasury and Government agency securities   		   - 	   	   -    	 		   -
   States and political subdivisions' securities  		   39,139		   8.06 			    3,156 	*
   Other securities 		                                  2,452 		 11.29 			      277 	*
   Federal funds sold 		                                2,076 		  5.83 			      121
     TOTAL EARNING ASSETS 		                          421,603 		  8.45 		  $	35,626

 Noninterest earning assets
   Cash and due from banks 		                          24,829
   Bank premises and equipment 		                       6,246
   Other assets 		                                     11,061

     TOTAL ASSETS 	                                $ 	463,739

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts  	                $ 	148,993 		 3.51% 	  $ 	5,223
   Savings 		                                          34,627 		 3.00 			    1,040
   Time  		                                           136,605 		 5.30 			    7,245
   Time over $100,000 		                               32,522 		 5.35 			    1,740
    TOTAL INTEREST BEARING DEPOSITS 		                352,747 		 4.32			    15,248
   Federal funds purchased and repurchase
    agreements		                                        2,415 		 5.92 			      143
   Other short-term debt 		                               565 		 5.49 			       31
    TOTAL INTEREST BEARING LIABILITIES 		             355,727 	 	4.34		   $	15,422

 Noninterest bearing liabilities
   Demand deposits 		                                  56,742
   Other liabilities 		                                 4,515
    TOTAL LIABILITIES 		                              416,984
 Stockholders' equity 		                               46,755
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY 	   $ 	463,739

<F4>
  Spread between combined rates earned and combined rates paid*		4.11%

<F5>
  Net yield on interest-earning assets* 				                     4.79%

<F6>
  * Taxable equivalent basis.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                     	 	 	       1994  	 	 	 	   	 	 	 	             	 1993
                                             	     Average       Rate / 		                Average      Rate /
                                                  	Balance 		    Yield 			Interest 			   	Balance 		   Yield 			Interest
                                                                       	 (Dollars In Thousands)
ASSETS
 Interest earning assets
   Loans, net                                    $  247,791 		   8.54%    $	21,156 	*   $ 	233,608 		  8.37%    $	19,543 	*
   Bank time deposits	                                 - 	 	      - 	 	 	     - 	 	 	 	      - 	 	      - 	 	 	     -
   Available-for sale-securities (AFS)               15,931 		   8.33 			    1,327 				      - 	 	      - 	 	 	     -
   Held-to-maturity securities (HTM)	               101,654 		   5.76 			    5,858 				      - 	 	      - 	 	 	     -
   U.S. Treasury and Government agency securities	     - 	 	      - 	 	 	     - 				       106,201 		  6.50 			    6,904
   States and political subdivisions	                38,545 		   8.49 			    3,274 	* 			   29,634 		  8.62 			    2,553 	*
   Other securities	                                  2,375 		  13.15 			      312 	* 			    6,164 		  5.34 			      329 	*
   Federal funds sold	                                2,998 		   3.73 			      112 				      4,665 		  2.92 			      136
     TOTAL EARNING ASSETS 	                         409,294 		   7.83 		  $	32,039 			     380,272 		  7.75 		  $	29,465

 Noninterest earning assets
   Cash and due from banks	                          25,945 									                       23,406
   Bank Premises and equipment	                       6,350 									                        6,764
   Other assets	                                     10,364 									                       10,318

     TOTAL ASSETS                                $ 	451,953 								                    $  420,760

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest bearing liabilities
   Time and savings deposits:
   NOW and money market accounts                 $ 	161,244 		   3.25% 	 $ 	 5,239 			  $ 	147,246 		  3.16% 	  $ 	4,653
   Savings	                                          35,036 		   2.87  			   1,006 				     31,216 		  2.76 			      861
   Time	                                            126,523 		   4.27  			   5,400 				    128,021 		  4.26 			    5,459
   Time over $100,000    	                           26,053 		   4.32  			   1,126 				     23,602 		  4.34 			    1,025
    TOTAL INTEREST BEARING DEPOSITS  	              348,856 		   3.66  			  12,771 				    330,085 		  3.63 			   11,998
   Federal funds purchased and repurchase
    agreements 	                                      1,462 		   4.86 		        71 				        254 		  3.06 			        8
   Other short-term debt  	                             568 		   3.92 			       22 				        728 		  4.21 			       31
    TOTAL INTEREST BEARING LIABILITIES	             350,886 		   3.67 		  $	12,864 				    331,067 		  3.64 		  $	12,037
 Noninterest bearing liabilities
   Demand deposits   	                               55,557 									                       48,697
   Other liabilities  	                               3,690 									                        3,542
    TOTAL LIABILITIES 	                             410,133 									                      383,306
 Stockholders' equity  	                             41,820 									                       37,454
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 	451,953 								                    $ 	420,760

<F7>
Spread between combined rates earned and combined rates paid*		4.16% 		          						                4.11%

<F8>
Net yield on interest earning assets*			                       4.68% 								                          4.58%

<F9>
Taxable equivalent basis

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE 2 - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential (Continued)

										*
                                                         					*  				               Total
                                     		* 	   	 Taxable  		Nontaxable 	 	Federal 		Interest
                                    		Net  		Investment 		Investment 	  	Funds 		  Earning
(Dollars in Thousands) 		            Loans 		Securities 		Securities   		Sold	   	  Assets

1995 compared to 1994:
  Increase (decrease) due to:
    Volume 	                       $ 	2,423 	$ 	(1,103) 	   $ 	50 	    $ 	(34) 	  $ 	1,336
    Rate 		                           2,313 		      63 		    (168) 		      43 		     2,251

     NET INCREASE
      (DECREASE) 	                 $ 	4,736 	$ 	(1,040) 	   $(118) 	   $ 	  9 	   $	 3,587

1994 compared to 1993:
  Increase (decrease) due to:
    Volume 	                       $ 	1,186 	$ 	   537 	    $	768 	    $ 	(49) 	  $ 	2,442
    Rate 		                             427 		    (273) 		    (47) 		      25 		       132

     NET INCREASE
      (DECREASE) 	                 $ 	1,613 	$ 	   264 	    $ 721 	    $ 	(24) 	  $	 2,574
				                                            (A) 		        (A)

<F10>
     * Taxable equivalent basis

<F11>
   (A) U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturiy categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

	Average earning assets increased 3.0% in 1995 compared to an
7.6% increase in 1994 and a 9.7% increase in 1993.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1995, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 11.5% growth from 1994 to 1995, a 6.1% growth from 1993 to 1994, and an 8.6%
growth from 1992 to 1993. Average investments represented 34.0% of average earning assets at December 31, 1995, and decreased
9.6% in 1995 providing funds for the increasing loan growth. Investments increased 11.6% in 1994, and increased 11.9% in 1993. Average total assets increased during the last three years as evidenced by a 2.6% growth from 1994 to 1995, a 7.4% growth from 1993 to 1994, and a 10.3% growth from 1992 to 1993. Please refer to the color graphs at the end of this document that illustrate this growth.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                               	Now and 												                                            Total 		      *
                                	Money 			                   	     Time 		   Federal 		 Short 	Interest 		   Net
                               	Market  		Savings 	    	Time     		Over 		   Funds 		    Term 		Bearing		 Interest
(Dollars in Thousands)	        Accounts 		Deposits  		Deposits 		$100,000 		Purchased 		 Debt		 Funds 		  Earnings

1995 compared to 1994:
  Increase (decrease) due to:
    Volume                     $	(398) 	   $	(12) 	    $  430	    $  279 	    $ 	46 	    $  - 	  $ 	345 	    $ 	991
    Rate       	                  382 		      46 		     1,415      		335 		      26 		       9 		 2,213 		       38

     NET INCREASE
      (DECREASE)               $ 	(16)    	$ 	34    	  $1,845    	$ 	614 	    $ 	72 	    $ 	 9  	$2,558 	    $1,029

1994 compared to 1995:
  Increase (decrease) due to:
    Volume                     $ 	442 	    $	105 	     $  (64) 	  $ 	107 	    $ 	37 	    $ 	(7)  $ 	620 	    $1,822
    Rate  	                       144 		      40 		         5 		      (5) 		     26 		      (2) 	   208 		      (76)

     NET INCREASE
      (DECREASE)               $ 	586 	    $	145 	     $ 	(59) 	  $ 	102 	    $ 	63 	    $ 	(9) 	$ 	828 	    $1,746

<F12>
   * Taxable equivalent basis


LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT

	The primary objective of asset/liability management at the Bank is to achieve reasonable stability in net interest income throughout interest rate cycles. This objective is achieved by monitoring the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. The following table, Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities, shows the Bank's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A dollar change in net interest income for a twelve month period of less than 3% of net interest income given a two hundred basis point shift in interest rates is considered an adequately flexible position. The net interest margin, on a tax equivalent basis, at December 31, 1995, 1994, and 1993 was 4.79%, 4.68%, and 4.58% respectively.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT (Continued)

TABLE - Rate Sensitivity of Earning Assets and Interest Bearing
Liabilities

(Dollars in Thousands)
                                   		3 Months 		     3-6      	 	6-12  	 	  Over 1
As of December 31, 1995 		           or Less      		Months 	   	Months  	 	  Year  		      Total
Earning assets
  Loans and leases, net of unearned 	$ 	64,615 	  $ 	43,285 	  $ 	72,506 	  $	111,525 	  $	291,931
  Taxable investment securities 		      12,715 		    11,027 		    30,164		     42,611 		    96,517
  Tax-exempt investment securities 		      986 		     1,200 		     1,060		     39,169 		    42,415

      Total earning assets 		           78,316 		    55,512 		   103,730 		   193,305 	  $	430,863

Interest-bearing liabilities
  NOW and money market accounts 		      35,739 	  		                          100,555    $	136,294
  Savings 								                                                             34,133 		    34,133
  Time 		                               42,682 		    34,082 		    46,903 		    18,671 		   142,338
  Time over $100,000 		                  8,526 		     8,055 		     9,703 		     4,310 		    30,594
  Other short-term debt 		              11,955 		 		 		 		                                  11,955

      Total interest bearing
        liabilities 		                  98,902 		    42,137 		    56,606		    157,669 	  $	355,314

Noninterest bearing, net 								                                             (75,549)

Net asset/liability funding gap 		     (20,586) 		   13,375 		    47,124		    (39,913)

Cumulative net asset/liability
  funding gap 	                      $ (20,586) 	 $ 	(7,211) 	 $ 	39,913	   $ 	  -

<F13>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1995, the Corporation had a ratio of average capital to average assets of 10.08%. This compares to a ratio of average capital to average assets of 9.25% at December
31, 1994, and 8.9% at December 31, 1993.

	Cash dividends paid in 1995 were 10.0% more than those paid in 1994. The dividend to net income ratio was 20%. Additional dividends of approximately $13.5 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

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

	As of December 31, 1995, the Bank's core and total risk-based ratios were 16.8% and 17.7% respectively. One year earlier, the comparable ratios were 16.2% and 17.1%, respectively. At year end 1995, the Bank had a ratio of average core equity to total average assets of 9.9%, up slightly from 9.0% at year end 1994.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 11.9% in 1995 compared to a 7.3% increase in 1994 and an decrease of .4% in 1993. Interest and fees earned on loans increased 22.4% in 1995 compared to an 8.3% increase in 1994 and a 1.4% decrease in 1993. Interest earned on investment securities and other investments decreased 10.9% in 1995 due to the decrease in volume compared to a 5.3% increase in 1994 and a 1.9% increase in 1993.

Interest Expense

	Total interest expense increased 19.9% in 1995 compared to a 6.9% increase in 1994 and a 10.0% decrease in 1993. The net interest margin (tax equivalent net interest income divided by average earning assets) increased in 1995 to 4.8% compared to 4.7% in 1994 and 4.6% in 1993 as indicated in the LIQUIDITY AND
INTEREST RATE SENSITIVITY MANAGEMENT section above.

	Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws.


Noninterest Income and Expense

	Noninterest income increased 14.9% during 1995 versus a 1.6% increase in 1994 and a 12.0% increase in 1993. The new check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. This "Impact" of our new technology contributed to the 16.4% increase in service fees for deposit accounts in 1995. Income from fiduciary services provided in the Bank's Trust Department remained strong contributing 27.4% of noninterest income.

	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1995 compared to a 5.4% increase in 1994 and a 9.3% increase in 1993. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $499,709 in 1995 compared to $890,646 in 1994, a 43.9-%
reduction.  Please refer to the discussion in the CAPITAL
RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.


Provision for Possible Loan Losses

	The provision for possible loan losses, representing amounts charged against operating income, increased 1.5% in 1995 compared to a 40.4% increase in 1994 and a 44.1% decrease in 1993. Management regularly monitors the allowance for possible losses and considers it to be adequate. Please refer to Note 1 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for further discussion of the adequacy of the allowance. The tables on the next page summarize average loan balances and reconciliation of the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed.

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

                                                            		    				December 31
                                              		1995      		1994      	 	1993      	 	1992     	 	1991
                                                     				    		(Dollars  In Thousands)

Average amount of loans outstanding 	        $	276,166   $	247,791 	  $	233,608 	  $	215,158 	  $	182,561

Balance of allowance for possible loan
  losses at beginning of year 	              $  	2,342 	 $  	2,024 	  $  	2,254	   $ 	 1,917 	  $  	1,818
Loans charged-off:
  Loans secured by real estate 		                   15 		      135 		       396 		       245		        329
  Commercial and industrial loans 		               170 		       42 		       222 		       124		        192
  Individuals 		                                   371 		      246 		       230 		       249 		       249
      TOTAL  LOANS CHARGED OFF 		                  556 		      423 		       848 		       618		        770
Recoveries of loans previously charged off:
   Loans secured by real estate 		                  97 		        9 		        56 		         3 		       -
   Commercial and industrial loans 		               14 		       36 		        52 		        80 		        56
   Individuals 		                                  111 		       36 		        40 		        32 		        33
      TOTAL RECOVERIES 		                          222 		       81 		       148 		       115 		        89
        NET  LOANS CHARGED-OFF 		                  334 		      342 		       700 		       503		        681
Provision charged to operating expenses 		         670 		      660 		       470		        840 		       780
       BALANCE OF ALLOWANCE FOR POSSIBLE
        LOAN LOSSES AT END OF YEAR 	         $ 	 2,678 	 $ 	 2,342 	  $ 	 2,024 	  $  	2,254 	  $ 	 1,917

Ratio of net charge-offs during the
  period to average loans outstanding 		         0.12% 		    0.14% 		     0.30%		      0.23% 		     0.37%



	Loans having recorded investments of $5.8 million at December 31, 1995, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 2% of gross loans. Commercial loans comprised $.326 million of the total, with loans secured by real estate accounting for $4.7 million and installment loans $.800 million. The gross interest income that would have been recorded during 1995 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $365, $193, and $189 thousand for the years ended December 31, 1995, 1994, and 1993 respectively. Impaired loans are charged-off once management has exhausted all efforts to collect the loan. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	Inherent in the business of providing financial services is the risk involved in extending credit. Management believes the objective of a sound credit policy is to extend quality loans to customers while reducing risk affecting shareholders' and depositors' investments. Risk reduction is achieved through diversity of the loan portfolio as to type, borrower, and industry concentration as well as sound credit policy guidelines and procedures.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

FIVE YEAR COMPARISON
      		                                    1995  	  	   1994        		1993         		1992        		 1991

INTEREST INCOME
 Interest and fees on loans        	    $	25,857,982 	$	21,130,914 	$	19,518,742 	 $	19,791,548 	 $	19,571,295

 Income on investment securities
   Taxable interest 		                     6,179,492   		7,012,626   		6,925,404		    6,898,114 		   5,218,446
   Exempt from federal income tax 		       2,156,813 		  2,184,666   		1,857,168 		   1,825,869 		   1,828,738
   Dividends 		                              177,790 		    204,948 		     72,054 		     110,874		      150,823

                                         		8,514,095 		  9,402,240 		  8,854,626 		   8,834,857		    7,198,007

 Other interest income 		                    121,492 		    284,384 		    347,287		      195,744 	      279,165

    TOTAL INTEREST INCOME 		              34,493,569 		 30,817,538		  28,720,655 		  28,822,149 		  27,048,467

INTEREST EXPENSE
  Interest on deposits 		                 15,247,875 		 12,770,618 		 11,998,235		   13,329,557 		  14,212,771
  Interest on other short term
   borrowings 		                             174,370 		     93,286		      38,339 		      47,449 		      63,994

   TOTAL INTEREST EXPENSE 		              15,422,245 		 12,863,904		  12,036,574 		  13,377,006 		  14,276,765

   NET INTEREST INCOME 		                 19,071,324 		 17,953,634  		16,684,081 		  15,445,143 		  12,771,702

PROVISION FOR POSSIBLE LOAN LOSSES 		        670,000 		    660,000 		    470,000		      840,000 		     780,000
   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 		          18,401,324  		17,293,634 		 16,214,081 		  14,605,143 		  11,991,702

NONINTEREST  INCOME
  Trust department income 		               1,251,642 		  1,249,359 		    863,952		      753,239 		     603,701
  Service fees on deposit accounts 		      2,697,332 		  2,317,992		   2,206,026 		   2,123,096 		   1,893,355
  Other service fees, commissions,
   and fees 		                               300,407 		    336,758 		    509,009 		     401,618		      237,755
  Other operating income 		                  322,634 		    319,466 		    315,108		      191,363 		      91,440
  Available for sale securities
   gains (losses) 		                           1,182 		   (243,690) 		    23,896		       28,434 		      15,862

   TOTAL NONINTEREST  INCOME 		            4,573,197 		  3,979,885		   3,917,991 		   3,497,750 		   2,842,113

NONINTEREST  EXPENSES
  Salaries and employee benefits 		        6,620,827 		  6,247,706		   5,686,965 		   5,283,086 		   4,407,072
  Net occupancy expense 		                 1,279,434 		  1,190,678 		  1,070,971		      984,650 		     797,466
  Furniture and equipment expense 		       1,382,769 		  1,069,856		     889,848 		     801,453 		     935,821
  Loss on other real estate 		                50,724 		      4,000 		    103,122		      312,064 		      48,398
  Other operating expenses 		              5,006,292 		  4,996,107		   4,903,949 		   4,460,696 		   3,572,881

   TOTAL NONINTEREST EXPENSES 		          14,340,046		  13,508,347 		 12,654,855 		  11,841,949 		   9,761,638

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		                 8,634,475		   7,765,172 		  7,477,217 		   6,260,944 		   5,072,177

PROVISION FOR INCOME TAXES 		              2,518,769 		  2,203,746 		  2,220,965		    1,768,840 		   1,341,130

        NET INCOME  	                   $ 	6,115,706 	$ 	5,561,426 	$ 	5,256,252 	 $ 	4,492,104 	 $ 	3,731,047

EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	        $ 	     4.37 	$ 	     3.97 	$ 	     3.75	  $ 	     3.21 	 $ 	     2.67


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

Net Income

	Net income was 10.0% higher in 1995 than in 1994, 5.8% higher in 1994 than in 1993, and 17.0% higher in 1993 than in 1992. As indicated by the table, Comparative Data, the Corporation's return on average assets was 1.32% in 1995, 1.23% in 1994, and 1.25% in 1993. The return on equity remains strong at 13.95% in 1995, 14.11% in 1994, and 14.93% in 1993.

Net Interest Margin

	The bottom graph on the last page of this document illustrates an increasing net interest margin during the five years shown.
As mentioned in the LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT section earlier, the Bank's Asset/Liability Committee monitors interest rate sensitivity monthly. Through the use of simulation analysis to estimate future net interest income under varying interest rate conditions, the committee can establish pricing and maturity strategies to maintain that steady net interest margin. The simulation analysis uses the repricing information indicated in the table, Rate Sensitivity of Earning
Assets and Interest Bearing Liabilities, and adjusts the current balance sheet to reflect the impact of different interest rate movements.

EFFECTS OF ECONOMY

	Current economic conditions have had a definite effect on the reported financial condition and results of operation. The stock market closed out its worst performance and the bond market experienced its largest calendar year decline in modern history during 1994. However, the market was much stronger during 1995 experiencing considerable gains compared to 1994.
Many Bank customers had used transaction and limited transaction interest bearing accounts as holding vehicles to watch rate movements during 1994 trying to determine the best time to lock in a rate on a longer term product. During 1995, many of these customers decided that the time was right and transferred investments to longer term certificate of deposits from transaction and limited transaction interest bearing accounts.
As Bank customers felt more comfortable with the economy, loan demand increased strongly resulting in a shift of Bank earning assets from investment securities to higher yielding loans. Historically, noninterest bearing demand deposits and regular savings accounts have provided a relatively fixed rate source of funding for earning assets. This was illustrated again in 1995 and 1994 as these fixed rate and noninterest bearing deposits continued to provide a relatively stable cost from this funding source.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Bank but are required to adopted after December 31, 1995. The Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" establishes guidance on when to recognize and how to measure impairment losses on long-lived assets and certain identifiable intangibles. The statement also offers guidance on how to value long-lived assets that management has committed to a plan to dispose of the assets. An asset that an entity will hold and use should be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In such situations, an impairment loss is recognized if the sum of undiscounted future cash flows expected to be generated by the asset is less than the carrying amount of the asset.
Measurement of the impairment loss, however, is based on the fair value of the asset. Management does not believe this statement will have any material effect on future income.

	The second standard, Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Certain Mortgage Banking Activities" requires recognition of rights to service mortgage loans for others as separate assets, regardless of how the servicing rights are acquired. This Statement prescribes a single procedure for the capitalization of those rights acquired either through loan origination or through purchase transactions where a mortgage banking enterprise buys the servicing rights. Mortgage servicing rights are to be assessed for impairment

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD (Continued)

based on their fair value. Impairment is recognized through a valuation allowance for each impaired group of mortgage servicing rights. Rights capitalized after adoption of this statement should be grouped based on the risk characteristics of the underlying loans. Management does not believe this statement will have any material effect on future income.

SHAREHOLDER  INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1995, had a market value of $75.6 million and were held by 1,514 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's
Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The following table lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.


                                             SHAREHOLDER INFORMATION
                                               			Price Range of  				  Dividend
                                                			Common Stock 	   	 		  Paid
                                          			High       	 	Low 	        Per Share

                    	First quarter 	      $	36.00 	      $	36.00 	      $
                    	Second quarter 		      37.00        		37.00         		0.36
              1993  	Third quarter 		       38.00 		       37.00
                    	Fourth quarter 		      38.00        		38.00         		0.37

                                                                        $  0.73

                    	First quarter 	      $	40.00 	      $	36.00 	      $
                    	Second quarter 		      42.00        		37.00 		        0.39
              1994  	Third quarter 		       43.00 		       37.00
                    	Fourth quarter 		      45.00 		       38.00 		        0.41

                                                                  						$ 	0.80

                    	First quarter 	      $	45.00 	       $	45.00      	$
                    	Second quarter 		      48.00 		        45.00 		       0.43
              1995  	Third quarter 		       50.00 		        48.00
                    	Fourth quarter 		      54.00 		        50.00        		0.45

                                                                  						$ 	0.88

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                                      COMPARATIVE DATA
                                  (In Thousands of Dollars)

                             		1995     		1994      		1993      		1992     		 1991

AVERAGE ASSETS 	           $	463,739 	 $	451,953 	 $	420,760 	 $	381,379  	$	303,851

AVERAGE LOANS (NET) 	      $	276,166 	 $	247,791 	 $	233,609  	$	215,158  	$ 182,561

AVERAGE DEPOSITS 	         $	409,489 	 $	404,412 	 $	378,782 	 $	343,128	  $	268,495

RETURN ON EQUITY
  AND ASSETS
 Return on average assets 		   1.32% 		    1.23% 		    1.25% 		    1.18%		     1.23%

 Return on beginning equity 		13.95% 		   14.11% 		   14.93%    		14.21% 		   13.01%
 Average equity to
    average assets 		         10.08% 		    9.25% 		    8.90% 		    8.76%		     9.94%

COMMON DIVIDEND
  PAYOUT RATIO
 Earnings per share 	      $ 	  4.37 	  $ 	 3.97 	  $ 	 3.75 	  $ 	 3.21 	 $	   2.67

 Cash dividends per share 	$ 	  0.88 	  $ 	 0.80   	$ 	 0.73 	  $  	0.64	  $ 	  0.58

 Ratio 		                       20% 		      20% 		      19% 		      20% 		      22%


                             NET INTEREST MARGIN
   	                          	1995  		    1994  		     1993  		    1992  		   1991
                                             (In Thousands of Dollars)

INTEREST INCOME
 (TAX EQUIVALENT)  	       $ 	35,626 	  $ 	32,039 	  $ 	29,465 	 $ 	29,564 	$ 	27,736

INTEREST EXPENSE 		           15,422 		    12,864 		    12,037 		   13,377 		  14,277


                          	$ 	20,204 	  $ 	19,175 	  $ 	17,428 	 $ 	16,187 	$ 	13,459


NET INTEREST MARGIN* 		        4.79% 		     4.68% 		     4.58% 		    4.67% 		   4.84%

<F14>
*Net interest margin is net interest income (tax equivalent) divided by average earnings assets.

	In summary, the graphs on the following page illustrate the presentation in the preceding pages, a unique perspective on the internal structures of the Corporation and the Bank. Each shareholder can be proud of this performance. Our shareholders are the real support of our organization. Thank you for your help and support.


Nine color graphs were included on the last page of this report.
One - The first graph used the information presented above in the Five
Year Comparison table to illustrate the growth in net income.
Two - The second graph used information from the Comparative Data on the previous page to illustrate a return on average assets of 1.18% and above for the last five years.
Three - The third graph used information from the Comparative Data on the previous page to illustrate a return on beginning stockholders' equity over 13% for the last five years.
Four - The fourth graph used information from the Comparative Data on the previous page to illustrate earnings per share and cash dividends per share for the last five years.
Five - The fifth graph used information from the Consolidated Statements of Stockholders' Equity to illustrate the growth in stockholders' equity for the last five years.
Six - The sixth graph used information from the Consolidated Balance Sheets to illustrate the growth in net loans for the last five years.
Seven - The seventh graph used information from the Consolidated Balance Sheets to illustrate the growth in deposits for the last five years.
Eight - The eighth graph used information from the Consolidated Balance Sheets to illustrate the growth in total assets for the last five years.
Nine - The nineth graph used information from the Five Year Comparison table above to illustrate interest income, interest expense and net interest income for the last five years.

Item 9.  Disagreements on Accounting and Financial Disclosure.

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (Incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 16, 1996.

Executive Officers of Registrant

The following is a list as of March 1, 1996, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:


				                                          Family	          	Positions and
         Name		                  Age  	    Relationship		       Offices Held

Virgil H. Moore, Jr.		           70		          None	            Senior Chairman of the Board of Directors
                                                                of FFMC and the Bank.  Employed in 1954
                                                                as Assistant to President.  Named
                                                                Vice President in 1955.  Named
                                                                Vice President and Cashier in 1956.
                                                                Promoted to First Vice President in 1958.
                                                                Elected Director in 1959 and President in
                                                                1965. Elected Chairman and Chief Executive
                                                                Officer of the Bank, August 1980. Elected
                                                                Chairman of the Board of FFMC April,
                                                                1982.  Relinquished position as Chief
                                                                Executive Officer of the Bank on December
                                                                31, 1990.  Relinquished position as an officer
                                                                of the Bank on December 31, 1992.  Retired
                                                                as Chairman of the Board of Directors
                                                                of the Bank on December 31. 1995.  Elected
                                                                Senior Chairman of the Board of Directors of
                                                                the Bank effective December 31, 1995.

Waymon L. Hickman		              61		          None	            President and Chief Executive Officer of
                                                                FFMC.  Chairman and Chief Executive
                                                                Officer of the Bank.  Employed in 1958.
                                                                Named Assistant Cashier in 1959.  Named
                                                                Assistant Vice President in 1961, and
                                                                promoted to Vice President in 1962.
                                                                Elected Director in 1967 and First
                                                                Vice President and Trust Officer in 1969.
                                                                Promoted in 1973 to Executive
                                                                Vice President and Senior Trust Officer.
                                                                Elected President of Bank and Chief
                                                                Administrative Officer in August 1980.
                                                                Elected President of FFMC in April, 1982.
                                                                Elected Chief Executive officer of the Bank
                                                                in December, 1990.  Elected Chairman of the
                                                                Board of Directors of the Bank effective
                                                                December 31, 1995.


                                        				  Family           	Positions and
         Name		                  Age	      Relationship		       Offices Held

Thomas Randall Stevens	          44		          None	            President and Chief Operating Officer and
                                                                Director of the Bank.  Director and Vice
                                                                President of FFMC.  Employed in 1973.
                                                                Promoted to Commercial Bank Officer in
                                                                1974.  Promoted to Assistant Vice President
                                                                in 1976. Promoted to Vice President in
                                                                1979.  Became Vice President and Trust
                                                                Officer in 1982.  Promoted to First Vice
                                                                President in 1984.  Promoted to Executive
                                                                Vice President and Chief Administrative
                                                                Officer in 1990.  Elected as Director of the
                                                                Bank in 1991 and Director and Vice
                                                                President of FFMC in 1991.  Elected
                                                                President and Chief Operating Officer of the
                                                                Bank effective December 31, 1995.

O'Neill D. Moore		               64		          None	            Senior Executive Vice President of Bank and
                                                                Secretary to the Board of Directors of
                                                                FFMC and the Bank.  Employed in 1955.
                                                                Named Assistant Cashier in 1957,
                                                                and Cashier in 1958.  Elected Secretary to the
                                                                Board of Directors of the Bank in 1959.  In
                                                                1967 promoted to Vice President and
                                                                Cashier.  Promoted to Senior Vice President
                                                                in 1973.  Elected Secretary of FFMC in
                                                                1982.  Elected Senior Executive
                                                                Vice President of Bank effective December
                                                                31, 1995.

David I. Wise		                  64		          None	            Senior Executive Vice President, Loan
                                                                Review Officer, Security Officer and
                                                                Director of the Bank and FFMC.  Employed
                                                                in 1957.  Named Assistant Cashier in 1957.
                                                                Promoted to Assistant Vice President in
                                                                1961.  Elected Director of the Bank in 1968.
                                                                Promoted to Senior Vice President in 1973.
                                                                Elected Director and Vice President of
                                                                FFMC in April, 1982.  Named Compliance
                                                                Officer of the Bank in 1987.  Named Loan
                                                                Review Officer of the Bank in 1993.  Elected
                                                                Senior Executive Vice President of Bank
                                                                effective December 31, 1995.


				                                          Family		          Positions and
         Name		                  Age	      Relationship		       Offices Held

Edward A. Cox		                  73		          None	            Senior Vice President and Director of
                                                                Planning and Training of the Bank and Vice
                                                                President of FFMC.  Employed in 1982.  In
                                                                1989 promoted to Vice President of Bank.
                                                                Elected Assistant Secretary of FFMC in
                                                                March 1987. Promoted to Senior Vice
                                                                President of the Bank in December, 1990.
                                                                Elected Vice President of FFMC in 1991.


Patricia N. McClanahan	          51		          None	            Senior Vice President and Controller/
                                                                Cashier of the Bank and Treasurer of FFMC.
                                                                Employed in 1980.  Promoted to Internal
                                                                Bank Auditor in 1981.  Promoted to Bank
                                                                Controller in 1984.  Promoted to Bank
                                                                Controller and Cashier in 1987.  Promoted
                                                                to Bank Vice President and
                                                                Controller/Cashier in 1989.  Promoted to
                                                                Bank Senior Vice President and
                                                                Controller/Cashier in 1990.  Elected as
                                                                Treasurer of FFMC in 1991.




Item 11.  Executive Compensation and Transactions.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors.

Item 13.  Certain Relationships and Related Transaction.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of proxies, which involves the election of directors.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

	(a)	(1) and (2) - The response to this portion of Item 14 is
submitted as a separate section of this report.

		(3) - The following exhibits are filed herewith:

			(13) Annual report to stockholders

	(d)	Financial Statement Schedules - The response to this
portion of Item 14 is submitted as a separate section of this report.

By-laws remain the same as those included in the Form 10-K submitted for the fiscal year ended December 31, 1990. In addition, a Form 8-K was completed and submitted separately regarding a purchase that was consummated January 24, 1992.

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST FARMERS AND MERCHANTS CORPORATION





BY	  /s/ Waymon L. Hickman

			  Waymon L. Hickman,

   		President and Chief Executive Officer

(Chairman of the Board and Chief Executive Officer of the Bank)


Date	   March 26, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s / Thomas Randall Stevens

Thomas Randall Stevens, Vice President

(President and Chief Operating Officer of the Bank)


Date	  March 26, 1996



/s / Patricia N. McClanahan

Patricia N. McClanahan, Treasurer

(Principal Accounting Officer)


Date	 March 26, 1996

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST FARMERS AND MERCHANTS CORPORATION



 /s/ Kenneth A. Abercrombie                  /s/ Sam D. Kennedy

 Kenneth A. Abercrombie, Director		          Sam D. Kennedy, Director

 Date  March 26, 1996                       	Date  March 26, 1996


/s/ James L. Bailey, Jr.                     /s/ Tillman Knox

James L. Bailey, Jr., Dir	                   Tillman Knox, Director

Date  March 26, 1996                   	     Date  March 26, 1996


/s/ Harlan D. Bowsher               	        /s/ Joe E. Lancaster

Harlan D. Bowsher, Director		                Joe E. Lancaster, Director

Date  March 26, 1996                        	Date  March 26, 1996


/s/ H. Terry Cook, Jr.                  	    /s/ Virgil H. Moore, Jr.

H. Terry Cook, Jr., Director		               Virgil H. Moore, Jr., Director

Date March 26, 1996                         	Date  March 26, 1996


/s/ W. J. Davis, Jr.                         /s/ Thomas Randall Stevens

W. J. Davis, Jr., Director	                  Thomas Randall Stevens, Director

Date March 26, 1996                         	Date  March 26, 1996


/s/ Tom Napier Gordon                    	   /s/ Dan C. Wheeler

Tom Napier Gordon, Director		                Dan C. Wheeler, Director

Date  March 26, 1996                        	Date   March 26, 1996


/s/ Edwin W. Halliday                      	 /s/ David I. Wise

Edwin W. Halliday, Director		                David I. Wise, Director

Date  March 26, 1996                        	Date  March 26, 1996


/s/ Waymon L. Hickman           	            /s/ W. Donald Wright

Waymon L. Hickman, Director                		W. Donald Wright, Director

Date  March 26, 1996                        	Date  March 26, 1996

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 14(a)(1) and (2)ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                          YEAR ENDED DECEMBER 31, 1995

                     FIRST FARMERS AND MERCHANTS CORPORATION

                               COLUMBIA, TENNESSEE

FORM 10-K -- ITEM 14(a)(1) and (2)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

LIST OF FINANACIAL STATEMENS AND FINANACIAL STATEMENT SCHEDULES.


The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 1995, are incorporated by reference in Item 8:


	Consolidated balance sheets -- December 31, 1995 and 1994

	Consolidated statements of income -- Years ended December 31, 1995, 1994, and 1993

	Consolidated statements of cash flows -- Years ended December 31, 1995, 1994, and 1993

	Notes to consolidated financial statements -- December 31, 1995

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

                                 EXHIBIT INDEX


                   FIRST FARMERS AND MERCHANTS CORPORATION


        Exhibit Number				                Title or Description

           	(13)				                Annual Report to  Stockholders

                                    EXHIBIT 13

                          ANNUAL REPORT TO STOCKHOLDERS

                     FIRST FARMERS AND MERCHANTS CORPORATION

This is a draft of the annual report to the Securities and Exchange Commission (SEC), Form 10-K, as of December 31, 1993. This page of manual signatures is required to be filed with one copy of this report. Page 10 in the draft will be filed with the other copies sent to the SEC and the Federal Reserve Bank. Thank you for your help in completing this reporting requirement.