Form 10-Q
period 1996-03-31
FIRST FARMERS & MERCHANTS CORP
filed 1996-05-15
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D. C. 20549


                                FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarter ended March 31, 1996
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

Yes   X     No


	Indicate the number of shares outstanding of each of the
issuer's common stock, as of March 31, 1996.    1,400,000  shares


				This filing contains   10   pages.

PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


	The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended
 March 31, 1996, are as follows:


	Consolidated balance sheets - March 31, 1996, and December 31,
 1995.


	Consolidated statements of income - For the three months ended March 31, 1996, and March 31, 1995.


	Consolidated statements of cash flows - For the three months ended March 31, 1996, and March 31, 1995.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996 and DECEMBER 31, 1995

ASSETS 		                                           1996     		      1995

Cash and due from banks 	                      $ 	23,502,980   	$ 	31,281,706
Securities
 Available for sale (amortized cost
   $40,191,550 and $10,875,527 respectively)  		  40,197,363 		    11,269,006
 Held to maturity (fair value $117,151,666
   and $128,829,961 respectively) 		             116,467,674 		   127,662,682
      Total securities 		                        156,665,037 		   138,931,688
Loans, net of unearned income  		                289,688,096 		   291,930,311
 Allowance for possible loan losses  		           (2,677,762)     	(2,678,386)
      Net loans 		                               287,010,334 		   289,251,925
Bank premises and equipment, at cost less
 allowance for depreciation and amortization  		   6,541,107 		     6,397,936
Other assets 		                                   12,200,775 		    11,171,993

      TOTAL ASSETS 	                           $	485,920,233    $	477,035,248

LIABILITIES
 Deposits
   Noninterest-bearing 	                       $ 	58,477,553 	  $ 	67,420,536
   Interest-bearing (including certificates
     of deposit over $100,000:
       1996 - $35,086,133; 1995 - $30,593,803) 		370,907,050 		   343,357,525
       Total deposits 		                         429,384,603 		   410,778,061
   Federal funds purchased 		                         - 		         10,000,000
   Dividends payable 		                               - 		            630,000
   Accounts payable and accrued liabilities 		     6,063,838      		6,630,712

       TOTAL LIABILITIES 		                      435,448,441 		   428,038,773

STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
   4,000,000 shares; 1,400,000 shares issued
   and outstanding 		                             14,000,000     		14,000,000
 Retained earnings 		                             36,468,304 		    34,760,389
 Net unrealized gain on available-for-sale
   securities, net of tax 		                           3,488 		       236,086
      TOTAL STOCKHOLDERS' EQUITY 		               50,471,792 		    48,996,475

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY 	                                $ 485,920,233    $	477,035,248
                                                		UNAUDITED          		(A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    March 31,
                                          	    1996     		   1995
INTEREST INCOME
  Interest and fees on loans 	            $ 	6,931,271 	 $ 	5,996,217

  Interest on investment securities
    Taxable interest 		                      1,478,864 		   1,636,127
    Exempt from federal income tax 		          580,183 		     544,260
    Dividends 		                                37,951 		      35,087
                                         		  2,096,998 		   2,215,474
  Other interest income 		                      23,955 		      32,537

     TOTAL INTEREST INCOME 		                9,052,224 		   8,244,228

INTEREST EXPENSE
  Interest on deposits 		                    3,948,769 		   3,598,330
  Interest on other short term borrowings 	    	40,617 		      56,155

     TOTAL INTEREST EXPENSE 		               3,989,386 		   3,654,485

     NET INTEREST INCOME 	                  	5,062,838 		   4,589,743
PROVISION FOR POSSIBLE LOAN LOSSES 		          250,000 		     145,000

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES 		          4,812,838    		4,444,743

NONINTEREST  INCOME
  Trust department income 		                   335,208 		     358,672
  Service fees on deposits accounts 		         743,096 		     599,848
  Other service fees and commissions 		        149,736 		      54,055
  Other operating income 		                     91,605 		      92,151
  Investment securities gains (losses) 		         - 		         (2,348)

     TOTAL NONINTEREST  INCOME 		            1,319,645 		   1,102,378

NONINTEREST  EXPENSES
  Salaries and employee benefits 		          1,752,484 		   1,604,622
  Net occupancy expense 		                     271,894 		     302,844
  Furniture and equipment expense 		           370,423 		     278,185
  Other operating expenses 		                1,252,448 		   1,409,232

     TOTAL NONINTEREST EXPENSES 		           3,647,249 		   3,594,883

       INCOME BEFORE PROVISION FOR
         INCOME TAXES 		                     2,485,234 		   1,952,238

PROVISION FOR INCOME TAXES 		                  777,319 		     512,448

          NET INCOME  	                   $ 	1,707,915 	 $ 	1,439,790

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	        $ 	     1.22 	 $ 	     1.03

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1996 and 1995
                                  (Unaudited)

                                                     		1996        	  	1995
OPERATING ACTIVITIES

 Net income 	                                    $ 	1,707,915 	  $ 	1,341,508
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Excess (deficiency) of provision for
    possible loan losses over net charge offs 	  	       (624) 		     181,196
   Provision for depreciation and amortization
    of premises and equipment 		                      163,911       		145,893
   Amortization of deposit base intangibles 		         42,005        		42,005
   Amortization of investment security premiums,
    net of accretion of discounts 		                  135,993 		      186,428
   Increase in cash surrender value of life
    insurance contracts 		                            (25,128) 		     (16,928)
   Deferred income taxes 		                           (19,815)      		(70,805)
    (Increase) decrease in
      Interest receivable 		                         (458,746)      		(80,101)
      Other assets 		                                (412,031)      		295,268
     Increase (decrease) in
      Interest payable 	                              	35,345       		331,357
      Other liabilities 	                            	750,284       		535,670

      TOTAL ADJUSTMENTS 		                            211,194 		    1,549,983

      NET CASH PROVIDED BY OPERATING ACTIVITIES   		1,919,109 		    2,989,773

INVESTING ACTIVITIES

 Proceeds from maturities, calls, and sales of
  available-for-sale securities 		                     15,405 		    8,039,866
 Proceeds from maturities and calls of
  held-to-maturity securities 		                   14,298,000 		    1,155,000
 Purchases of investment securities
  Available-for-sale 		                           (29,356,073) 	     	(34,700)
  Held-to-maturity                               		(3,214,341)     		(200,000)
 Net (increase) decrease in loans 		                2,242,215 		   (8,197,448)
 Purchases of premises and equipment 		              (307,082)     		(169,798)

     NET CASH USED BY INVESTING ACTIVITIES      		(16,321,876)      		592,920

FINANCING ACTIVITIES

 Net increase (decrease) in noninterest-bearing
  and interest-bearing deposits 		                 18,606,541 		    9,071,479
 Net increase (decrease) in short term
  borrowings                                    		(11,352,500)   		(7,000,000)
 Cash dividends 		                                   (630,000) 		    (574,000)

     NET CASH PROVIDED BY FINANCING ACTIVITIES    		6,624,041 	    	1,497,479

     INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                               		(7,778,726)    		5,080,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR 		  31,281,706    		26,735,526

CASH AND CASH EQUIVALENTS AT END OF YEAR 	       $	23,502,980 	  $	31,815,698


   The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

	Average total assets were $477 million at the end of the first three months of 1996 compared to $458 million at the end of the first three months of 1995. Period-end assets were $485.9 million compared to $477.0 million at December 31, 1995, and $464.5 at March 31, 1995. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.

SECURITIES

	At March 31, 1996, the Corporation's investment securities portfolio had $40.2 million available-for-sale securities and $116.4 million held-to-maturity securities. This compares to $11.2 and $6.9 million available-for-sale securities and $127.6 and $139.5 million held-to-maturity securities at December 31, 1995, and March 31, 1995, respectively. The liquidity portion of the current portfolio, $40.2 million or 26% of the total portfolio, is an integral part of the asset/liability management process. As such, it represents an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Items held for these purposes were classified as "available-for-sale" after the adoption of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized gains on available-for-sale securities were $4 thousand at March 31, 1996. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the 74% balance of the portfolio and these securities are reported at amortized cost. The 26% liquidity portion of the current portfolio is up from 6% of the portfolio at year end and 5% of the portfolio at the end of the first quarter last year. The liquidity portion of the current securities portfolio has increased during the first quarter of 1996 as a result of placing current purchases in this category to replace funds that were used to fund expanding loan growth during 1995.

LOANS

	The average loan portfolio of the Corporation's subsidiary increased $12.6 million or 4.6% in the first three months of 1996 compared to a $16.1 million or 6.5% increase in the first three months of 1995. This growth reflects the consistent loan demand in the service area. Commercial loans increased 10.7% during the first quarter of 1996 compared to a 13.9% increase the previous year. Personal loans increased 12.0% during the first quarter of 1996 compared to a 6.9% increase last March, while loans secured by real estate posted a .8% growth for the first three months of 1996 compared to a 4.6% growth for the first quarter of 1995.

	The Corporation's subsidiary loan review function and Special
Assets Committee reviews lines of credit over $50,000. After this review during the first quarter of 1996, loans totaling
$1.5 million, .5% of the portfolio, were classified as other assets especially mentioned at March 31, 1996, which is down from the $2.1 million so classified at December 31, 1995. Loans totaling $12.2 million, 4.3% of the portfolio, were classified as substandard at March 31, 1996, compared to $10.9 million so classified at December 31, 1995. Loans totaling
$1.3 million, .5% of the portfolio, were classified as doubtful at March 31, 1996, compared to $2.7 million at December 31, 1995. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $6.5 million, 2.2% of the total portfolio, were identified as impaired at the end of the first three months of 1996 compared to $5.9 and $6.0 million at December 31, 1995, March 31, 1995, respectively.
Prior to adoption of Statement of Financial Accounting Standards
No. 114 (SFAS 114, as amended by SFAS 118), "Accounting by
Creditors for Impairment of a Loan", nonperforming loans were those which were accounted for on a non-accrual basis.

DEPOSITS

	Average deposits of the Corporation's subsidiary were $420.1 million for the first three months of 1996 compared to $409.4 and $406.1 for the year ended December 31, 1995 and for the first three months of 1995, respectively. Average transaction and limited transaction interest bearing accounts grew during the prior two years but declined in 1995 as investors took advantage of higher certificate of deposit rates. The average Chairman's Club, super negotiable orders of withdrawal, insured money market deposits, and flexible investment accounts have remained steady compared to year end averages that had decreased 7.6 % compared to the prior year. Average savings deposits actually declined .9% during the first quarter of 1996 compared to a 1.2% decline in 1995. Certificates of deposit under $100,000 increased 4.8% and certificates of deposit over $100,000 increased 7.7% during the first quarter of 1996.


CAPITAL

 	Average shareholders' equity was $49.9 million at March 31, 1996, compared to $44.8 million at March 31, 1995, an increase of 11.5%. Average shareholders' equity increased 6.8% during the first three months of 1996 compared to an increase of 7.1% during the first three months of 1995. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.

	At March 31, 1996, the Corporation had an equity capital to asset ratio of 10.5% compared to a 10.1% ratio at December 31, 1995 and an 9.8% ratio at March 31, 1995. At the close of the first three months of 1996, additional dividends of approximately $11.0 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.

	Regulatory risk-adjusted capital adequacy standards were strengthened during 1993. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of March 31, 1996, the Bank's core and total risk-based ratios were 16.5% and 17.4% respectively. The comparable ratios were 16.8% and 17.7% at year end, 1995. At March 31, 1996, the Bank had a ratio of average core capital to average total assets of 10.4% compared to 9.9% at December 31, 1995.


Material Changes in Results of Operations

	During the first three months of 1996, the Corporation's consolidated income totaled $1.7 million compared to $1.4 million for the first three months of 1995. The Corporation's total interest income during the first three months of 1996 was $9.1 million compared to $8.2 million during the first three months of 1995. This was a increase of 9.8%. Loan income was up 15.6%, while investment income showed a decrease of 5.7%.

	Interest expense increased 9.2% during the first three months of 1996. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the three months ended March 31, 1996, was 4.9%, compared to 4.7% for the corresponding period in 1995.

	The provision for loan losses was $250,000 for the first three months of 1996 compared to $145,000 for the first three months of 1995, which was a 72.4% increase. The amount of the additions to the allowance for loan losses charged to operating expenses was based on the following factors: (a) national and local economic factors; (b) past experience; and (c) Loan Review and Special Assets Committee review governed by the provisions of Statement of Financial Accounting Standards No. 114 (SFAS
114/118), "Accounting by Creditors for Impairment of a Loan".
Net charge offs of $250 thousand for the first three months of 1996, compared to recoveries exceeding charge offs by $37 thousand for the first three months of 1995. The ratio of net charge offs to net average loans outstanding has been less than
 .5% for the last five years and below the usual ratio for the industry.

	There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first quarter of 1996. The carrying value of Other
Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures are included in the carrying value for Other Real
Estate at March 31, 1996, and total $462 thousand which compares to $483 thousand and $555 thousand at December 31, 1995, and March 31, 1995, respectively.

	Non-interest income increased 19.7% during the first three months of 1996 compared to the same period of 1995. Fee income from providing depository services is included in this total and increased over 23%. Non-interest expense increased 1.5% during the first three months of 1996 compared to the same period of 1995. The largest increase was in furniture and equipment expense which increased 33.2%.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    FIRST FARMERS AND MERCHANTS CORPORATION
                                 (Registrant)




Date               May 15, 1996        			      /s/ Waymon L. Hickman
                                            								Waymon L. Hickman,
                                            								Chairman of the Board
                                 							          (Chief Executive Officer)



Date              May 15, 1996      			         /s/ Patricia N. McClanahan
                                            								Patricia N. McClanahan,
                                                  									Treasurer
                                 							        (Principal Accounting Officer)