Form 10-Q/A
period 1996-03-31
FIRST FARMERS & MERCHANTS CORP
filed 1996-06-21
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D. C. 20549


                             AMENDED FORM 10-Q


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





                    FIRST FARMERS AND MERCHANTS CORPORATION
                                 (Registrant)




Date               June 21, 1996        			      /s/ Waymon L. Hickman
                                             								Waymon L. Hickman,
                                             								Chairman of the Board
                                  							          (Chief Executive Officer)



Date               June 21, 1996     			         /s/ Patricia N. McClanahan
                                           								Patricia N. McClanahan,
                                                 									Treasurer
                                 							        (Principal Accounting Officer)