Form 10-Q
period 1996-06-30
FIRST FARMERS & MERCHANTS CORP
filed 1996-08-15
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549





FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934



For the quarter ended June 30, 1996

Commission file number 0-10972





	            First Farmers and Merchants Corporation
				(Exact name of registrant as specified in its charter)



	 Tennessee                                 62-1148660
	(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Yes   X     No


	Indicate the number of shares outstanding of each of the
issuer's common stock, as of June 30, 1996.    1,400,000  shares



				This filing contains   10   pages.

PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


	The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June
30, 1996, are as follows:



	Consolidated balance sheets - June 30, 1996, and December 31, 1995.

	Consolidated statements of income - For the three months and six months ended June 30, 1996, and June 30, 1995.

	Consolidated statements of cash flows - For the six months ended June 30, 1996, and June 30, 1995.

      	          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         	CONSOLIDATED BALANCE SHEETS
                      	JUNE 30, 1996 and DECEMBER 31, 1995

ASSETS     	                                	        1996          	1995

Cash and due from banks 	                       $ 	27,870,022 	$ 	31,281,706
Federal funds sold 	 	                              1,900,000 	 	     -
Securities
  Available for sale (amortized cost
    $49,846,368 and $10,875,527 respectively) 	   	49,201,402 	  	11,269,006
  Held to maturity (fair value $116,363,528
    and $128,829,961 respectively) 	 	            116,632,936 	 	127,662,682
      Total securities 	 	                        165,834,338 	 	138,931,688
Loans, net of unearned income  	 	                291,527,060 	 	291,930,311
  Allowance for possible loan losses  	 	          (2,941,692) 		 (2,678,386)
      Net loans 	 	                               288,585,368 	 	289,251,925
Bank premises and equipment, at cost less
  allowance for depreciation and amortization    	 	6,768,068   	 	6,397,936
Other assets 	 	                                   15,712,975 	 	 11,171,993

    TOTAL ASSETS 	                              $	506,670,771  $	477,035,248

LIABILITIES
  Deposits
    Noninterest-bearing 	                       $ 	61,888,886 	$ 	67,420,536
    Interest-bearing (including certificates
       of deposit over $100,000:
       1996 - $36,635,187; 1995 - $30,593,803)   	387,414,289 	 	343,357,525
      Total deposits 	                           	449,303,175 	 	410,778,061
  Federal funds purchased 	 	                          - 	 	      10,000,000
  Dividends payable 	 	                               658,000     	 	630,000
  Accounts payable and accrued liabilities 	 	      5,470,190 		   6,630,712

    TOTAL LIABILITIES 	 	                         455,431,365 	 	428,038,773

STOCKHOLDERS' EQUITY
  Common stock - $10 par value, authorized
    4,000,000 shares; 1,400,000 shares issued
      and outstanding 	 	                          14,000,000   		14,000,000
  Retained earnings 	 	                            37,626,384  	 	34,760,389
  Net unrealized loss on available-for-sale
    securities, net of tax 	 	                       (386,978) 	 	   236,086
    TOTAL STOCKHOLDERS' EQUITY 	 	                 51,239,406 		  48,996,475

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	$	506,670,771 	$	477,035,248
                                                   UNAUDITED         (A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date.

               	 	FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         	 	CONSOLIDATED STATEMENTS OF INCOME
                                   	 	(Unaudited)
                                              	THREE MONTHS ENDED 	        SIX MONTHS ENDED
                                                   	JUNE 30, 	                   JUNE 30,
                                          	 	1996  	      	1995  	 	     1996  	 	     1995
INTEREST INCOME
  Interest and fees on loans    	         $ 	6,765,396 	$ 	6,415,087 	$ 13,696,667 	$	12,411,304

  Interest on investment securities
    Taxable interest   	 	                   1,753,259 	 	 1,591,396 	 	 3,232,123	 	  3,227,523
    Exempt from federal income tax 	    	      570,910 	    	535,627 		  1,151,093 	 	 1,079,887
    Dividends 	 	                              126,043     	 	59,098    	 	163,994 	 	    94,185
                                        	   	2,450,212  	 	2,186,121  	 	4,547,210 	 	 4,401,595
    Other interest income 	  	                  64,695 	 	    39,561 	     	88,650 		     72,098

    TOTAL INTEREST INCOME 	  	               9,280,303 	 	 8,640,769 		 18,332,527 	 	16,884,997

INTEREST EXPENSE
  Interest on deposits   	 	                 4,136,585 	  	3,802,293 	  	8,085,354	 	  7,400,623
  Interest on other short term borrowings    	 	16,474     	 	54,301	      	57,091 	 	   110,456

    TOTAL INTEREST EXPENSE 	 	               4,153,059 	  	3,856,594 		  8,142,445 	 	 7,511,079

    NET INTEREST INCOME 	 	                  5,127,244 	  	4,784,175 	 	10,190,082 	 	 9,373,918
PROVISION FOR POSSIBLE LOAN LOSSES 	 	         300,000 	 	   140,000 		    550,000 	 	   285,000

    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 	 	          4,827,244 		  4,644,175 	 	 9,640,082 	 	 9,088,918

NONINTEREST  INCOME
  Trust department income 	 	                  348,989    	 	310,747 	    	684,197 		    669,419
  Service fees on deposits accounts 	 	        821,486    	 	667,212 	  	1,564,582 	 	 1,267,060
  Other service fees 	 	                       204,228     	 	55,518 	    	353,964 		    109,573
  Other operating income 	 	                   110,731 	     	73,519 	 	   202,336 		    165,670
  Investment securities gains (losses) 	 	      - 	 	         - 	 	         - 		          (2,348)

    TOTAL NONINTEREST  INCOME 	 	            1,485,434 	 	 1,106,996		   2,805,079 	 	 2,209,374

NONINTEREST  EXPENSES
  Salaries and employee benefits 	 	         1,759,213 	 	 1,633,842 	   3,511,697 	 	 3,238,464
  Net occupancy expense 	 	                    330,153 	 	   291,736 	 	   602,047 		    594,580
  Furniture and equipment expense 	 	          422,019 	 	   395,437 		    792,442 	 	   673,622
  Loss on other real estate 	 	                 - 	 	         50,724 	 	    - 	 	         50,724
  Other operating expenses 	 	               1,208,554 	 	 1,282,852 		  2,461,002 	 	 2,692,084

    TOTAL NONINTEREST EXPENSES 	 	           3,719,939 		  3,654,591 	 	 7,367,188 	 	 7,249,474

      INCOME BEFORE PROVISION FOR
        INCOME TAXES 	 	                     2,592,739  	 	2,096,580	   	5,077,973 	 	 4,048,818

PROVISION FOR INCOME TAXES 	 	                 776,659 	 	   589,977 	 	 1,553,978 		  1,102,425

        NET INCOME  	                     $ 	1,816,080 	$ 	1,506,603 	$ 	3,523,995 	$ 	2,946,393
EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares) 	          $ 	     1.30  $ 	     1.08 	$ 	     2.52	 $ 	     2.10

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1996 and 1995
                                   (Unaudited)
                                                       	 	1996  	      	1995
OPERATING ACTIVITIES

  Net income 	                                       $ 	3,523,995 	$ 	2,946,393
  Adjustments to reconcile net income to net cash
     provided by operating activities
      Excess of provision for possible
       loan losses over net charge offs 	 	               263,306 	 	   288,175
      Provision for depreciation and amortization of
       premises and equipment 	                          	332,007 	 	   298,962
      Amortization of deposit base intangibles 	 	        102,726 		     84,010
      Amortization of investment security premiums,
       net of accretion of discounts 	 	                  282,602 	 	   181,912
      Donation of premises to municipalities 	 	           88,500 	 	    -
      Increase in cash surrender value of life
       insurance contracts 	 	                            (50,255) 	   	(33,857)
      Deferred income taxes                           	 	(152,609)   	 	(95,434)
      (Increase) decrease in
        Interest receivable 	 	                          (333,595) 	   	(15,648)
        Other assets 	 	                                 (301,216) 	 	1,115,315
      Increase (decrease) in
        Interest payable 	 	                             (215,807) 	 	  407,310
        Other liabilities 	 	                             408,285 	 	   265,160

       TOTAL ADJUSTMENTS 	 	                              423,944  	 	2,495,905

       NET CASH PROVIDED BY OPERATING ACTIVITIES 	     	3,947,939  	 	5,442,298

INVESTING ACTIVITIES

  Proceeds from maturities, calls, and sales of
   available-for-sale securities 	 	                    1,016,672 	  	7,044,872
  Proceeds from maturities and calls of
   held-to-maturity securities 	 	                     26,506,000 	 	10,751,992
  Purchases of investment securities
    Available-for-sale 	 	                            (40,061,888) 	 (3,118,400)
    Held-to-maturity 	 	                              (15,684,481)	 	(1,947,244)
  Net (increase) decrease  in loans 	 	                   403,251 		(17,594,016)
  Purchases of premises and equipment 	 	                (790,639)  	 	(299,776)
  Purchases of deposit base intangibles 	 	            (1,124,258) 	 	   -
  Purchase of leased equipment 	 	                     (2,266,394) 	  	  -

      NET CASH USED BY INVESTING ACTIVITIES 	        	(32,001,737) 		(5,162,572)

FINANCING ACTIVITIES

  Net increase in noninterest-bearing and
   interest-bearing deposits 	 	                       18,661,191 	 	 1,503,888
  Assumption of deposit liabilities  	 	               19,863,923 	 	    -
  Net increase (decrease) in short term borrowings 	 	(11,353,000) 	 (4,600,000)
  Cash dividends 	 	                                     (630,000) 	 	 (574,000)

      NET CASH PROVIDED BY FINANCING ACTIVITIES 	     	26,542,114 	 	(3,670,112)

      INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                 	 	(1,511,684) 		(3,390,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 	 	   31,281,706 		 26,735,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	         $	29,770,022 	$	23,345,140

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

Item 2.   Management's Discussion and Analysis of Financial
Condition



Material Changes in Financial Condition



	Average total assets were $490 million at the end of the first six months of 1996 compared to $462 million at the end of the first six months of 1995. Period-end assets were $506.6 million compared to $477.0 million at December 31, 1995, and $460.8 at June 30, 1995. The bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. The following sections analyze the average balance sheet and the major components of the period-end balance sheet indicating the effect of the purchase and assumption transaction.



SECURITIES



	At June 30, 1996, the Corporation's investment securities portfolio had $49.2 million available-for-sale securities and $116.6 million held-to-maturity securities. This compares to $11.2 and $11.1 million available-for-sale securities and $127.6 and $131.5 million held-to-maturity securities at December 31, 1995, and June 30, 1995, respectively. The available-for-sale portion or 29.7% of the current portfolio, is an integral part of the asset/liability management process providing a source of liquidity if needed to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized losses on available-for-sale securities were $645 thousand at June 30, 1996. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the 70.3% balance of the portfolio and these securities are reported at amortized cost. The 29.7% liquidity portion of the current portfolio is a larger portion than it was at year end, 8.1%, and the second quarter last year, 7.8%. The liquidity portion of the current securities portfolio was increased in part using some of the cash flow resulting from the acquisition. The other source of increase was portfolio calls and maturities that replaced securities sold during the first two quarters of 1995 to fund expanding loan growth that remained strong throughout 1995.



LOANS



	The average loan portfolio of the Corporation's subsidiary increased $12.1 million or 4.4% in the first six months of 1996 compared to a $20.9 million or 8.5% increase in the first six months of 1995. Personal loans posted the largest increase, 13.9% during the first two quarters of 1996 and 19.4% since June 30, 1995. Commercial loans increased 10.4% during the first two quarters of 1996 and 15.7% since June 30, 1995, while loans secured by real estate posted only a .8% growth for the first six months of 1996 and a 1.7% growth since June 30, 1995.



	The Corporation's subsidiary loan review function and Special Assets Committee reviewed approximately one third of the average dollar value of the loan portfolio during the first six months of 1996. After this review, loans totaling $3.2 million, 1.1% of the portfolio, were classified as other assets especially mentioned at June 30, 1996, which is up from the $2.1 million so classified at December 31, 1995. Loans totaling $10.3 million,
3.6% of the portfolio, were classified as substandard at June
30, 1996, compared to $10.9 million so classified at December
31, 1995.  Loans
totaling $1.1 million, .4% of the portfolio, were classified as doubtful at June 30, 1996, compared to $2.7 million at December 31, 1995. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $4.9 million, 1.7% of the total portfolio, have been identified as impaired at the end of the first six months of 1996 compared to $5.9 million and $5.3 million at December 31, 1995 and June 30, 1995, respectively. A loan is considered impaired when it is probable that all amounts due (principal and interest) according to the contractual terms of the loan agreement will not be collected.



DEPOSITS



	Average deposits of the Corporation's subsidiary were $433.1 million for the first six months of 1996 which was an increase of 5.8% or $23.6 million from the beginning of the year. During the same period in 1995, average deposits increased .3%. Over half of the increase in the current year came from the purchase and assumption of $19.8 million in deposits from Union Planters Bank of Middle Tennessee, as discussed in the beginning of this section. Short and medium term rates were not as attractive compared to longer term rates during the first half of 1996 and some depositors moved money back into interest-bearing checking accounts, which increased
4.0% during the first half of 1996. Approximately 1% of this growth in interest-bearing checking accounts can be attributed to the purchase and assumption transaction. Longer term interest-bearing products like certificates had enjoyed more attractive rates during much of 1995 when interest-bearing checking accounts had decreased 2.6% at December 31, 1995 and 5.2% at June 30, 1995. Certificates of deposit under $100,000 increased 9.3%, certificates of deposit over $100,000 increased
2.1%, and savings deposits increased 2.9% during the first half of 1996 for an overall increase of 7.1%. Approximately 3.4% of this increase can be attributed to the purchase and assumption transaction.



CAPITAL



 	Average shareholders' equity was $50.6 million at June 30, 1996, compared to $45.5 million at June 30, 1995, an increase of 11.3%. Average shareholders' equity increased 8.3% during the first six months of 1996 compared to an increase of 8.8% during the first six months of 1995. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.



	At June 30, 1996, the Corporation had an equity capital to asset ratio of 10.3% compared to a 10.1% ratio at December 31, 1995 and a 9.9% ratio at June 30, 1995. At the close of the first six months of 1996, additional dividends of approximately $12 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.



	Regulatory risk-adjusted capital adequacy standards require certain levels of capital when compared to total assets weighted by risk category. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered
Tier 1 ("core") capital. Tier 2 capital consists of subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses and is added to core capital to get total capital. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of June 30, 1996, the Bank's risk-based core and total capital ratios were 16.9% and 17.9% respectively. The comparable ratios were 16.8% and 17.7% at year end, 1995. At June 30, 1996, the
Bank had a ratio of average core capital to average total assets of 10.0% compared to 9.9% at December 31, 1995.



Material Changes in Results of Operations



	During the first six months of 1996, the Corporation's consolidated income totaled $3.5 million compared to $2.9 million for the first six months of 1995. The Corporation's total interest income during the first six months of 1996 was $18.3 million compared to $16.9 million during the first six months of 1995. This was an increase of 8.6%. Loan income was up 10.4% which is indicative of the strong loan demand in 1995, while investment income was up 3.6%.



	Interest expense increased 8.4% during the first six months of 1996. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the six months ended June 30, 1996, was 4.9%, compared to 4.8% for the corresponding period in 1995.



	The provision for loan losses was $550,000 for the first six months of 1996 compared to $285,000 for the first six months of 1995, which was a 93% increase. The amount of the additions to the allowance for loan losses charged to operating expenses is based on the evaluation of the impairment of loans by Loan
Review, the Special Assets Committee, and the Credit
Administrator. Net charge offs for the first six months of 1996 were $287 thousand compared to net recoveries of $10 thousand for the first six months of 1995. The ratio of net charge offs to net average loans outstanding has been less than .5% for the last five years and below the usual ratio for the industry.



	Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. There were no such write downs of other real estate during the first half of 1996 compared to write downs of $51 thousand during the first half of 1995. Management evaluates properties included in this category on a regular basis. Actual foreclosures included in the carrying value for Other Real Estate at June 30, 1996, total $462 thousand which compares to $483 thousand and $534 thousand at December 31, 1995, and June 30, 1995, respectively.



	Non-interest income increased 26.9% during the first six months of 1996 compared to the same period of 1995. Other service fees which includes fee income from sales of mortgage loans in the secondary market and lease income had more than doubled.
Non-interest expense increased 1.6% during the first six months of 1996 compared to the same period of 1995. The largest increase was in furniture and equipment expense which increased
17.6%.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)









Date      August 12, 1996          		/s/ Waymon L. Hickman
                                 								Waymon L. Hickman,
                                     								Chairman
                               								(Chief Executive Officer)









Date      August 12, 1996          		 /s/ Patricia N. McClanahan
                                  								Patricia N. McClanahan,
                                       								Treasurer
                           							     (Principal Accounting Officer)