Form 10-Q
period 1996-09-30
FIRST FARMERS & MERCHANTS CORP
filed 1996-11-15
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the quarter ended September 30, 1996
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

Yes   X     No


	Indicate the number of shares outstanding of each of the
issuer's common stock, as of September 30, 1996.    1,400,000 shares



             				This filing contains   11  pages.

                 PART 1 - FINANCIAL INFORMATION




Item 1. Financial Statements

	The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended
September 30, 1996, are as follows:

	   Consolidated balance sheets - September 30, 1996, and December 31, 1995


	   Consolidated statements of income - For the three months and nine months ended September 30, 1996, and September 30, 1995


   	Consolidated statements of cash flows - For the nine months
    ended	September 30, 1996, and September 30, 1995

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 and DECEMBER 31, 1995

ASSETS        				                                   1996  		           1995

Cash and due from banks 		       	            $  	27,960,797 	   $  	31,281,706
Federal funds sold 				                            4,300,000 		          -
Securities
  Available for sale (amortized cost
   $49,802,954 and $10,875,527 respectively) 				 49,389,193 		      11,269,006
  Held to maturity (fair value $121,330,880
   and $128,829,961 respectively) 				           121,344,759 		     127,662,682
       Total securities 				                     170,733,952 		     138,931,688
Loans, net of unearned income  				              294,980,335 		     291,930,311
  Allowance for possible loan losses  				        (2,865,741)      	 (2,678,386)
       Net loans 				                            292,114,594 		     289,251,925
Bank premises and equipment, at cost less
  allowance for depreciation and amortization  				6,643,398 		       6,397,936
Other assets 				                                 14,928,769 		      11,171,993

     TOTAL ASSETS 			                         $ 	516,681,510 	   $ 	477,035,248

LIABILITIES
  Deposits
    Noninterest-bearing 			                   $  	67,509,695 	   $  	67,420,536
    Interest-bearing (including certificates
      of deposit over $100,000:
      1996 - $36,086,098 1995 - $30,593,803) 				390,436,115 		     343,357,525
       Total deposits 				                       457,945,810 		     410,778,061
  Federal funds purchased 				                        - 		           10,000,000
  Dividends payable 				                              - 		              630,000
  Accounts payable and accrued liabilities 				    5,598,748        		6,630,712

     TOTAL LIABILITIES 				                      463,544,558 		     428,038,773

STOCKHOLDERS' EQUITY
  Common stock - $10 par value, authorized
    4,000,000 shares; 1,400,000 shares issued
    and outstanding 				                          14,000,000         14,000,000
  Retained earnings 				                          39,385,209 		      34,760,389
  Net unrealized loss on available-for-sale
    securities, net of tax 				                     (248,257) 		        236,086
     TOTAL STOCKHOLDERS' EQUITY 				              53,136,952         48,996,475

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                 $ 	516,681,510 	   $ 	477,035,248
                                              				UNAUDITED 		          (A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1995, has been taken from the audited financial statements at that date.

                      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF INCOME
                                      		     (Unaudited)
                                            	    	THREE MONTHS ENDED 			           NINE MONTHS ENDED
                                                   		SEPTEMBER 30, 		 		              SEPTEMBER 30,
                                               		 1996 	        1995  		           1996  		      1995
INTEREST INCOME
  Interest and fees on loans	                $ 	6,729,654 	$ 	6,619,392 	     $ 20,426,321 	$ 19,030,696

  Interest on investment securities
    Taxable interest 		                         1,797,791 		  1,511,801 		       5,029,914		   4,739,324
    Exempt from federal income tax 		             599,862 	    	539,137		        1,750,955 		  1,619,024
    Dividends 		                                   42,683 		     41,895 		         206,677 		    136,080
                                              		2,440,336 		  2,092,833 		       6,987,546 		  6,494,428
  Other interest income 		                         79,143 		      7,987 		         167,793 		     80,085

     TOTAL INTEREST INCOME 		                   9,249,133 		  8,720,212		       27,581,660 		 25,605,209

INTEREST EXPENSE
  Interest on deposits 		                       4,244,544 		  3,897,170 		      12,329,898		  11,297,793
  Interest on other short term borrowings 		       15,780 		     41,430		           72,871 		    151,886

     TOTAL INTEREST EXPENSE 		                  4,260,324 		  3,938,600		       12,402,769 		 11,449,679

     NET INTEREST INCOME 		                     4,988,809 		  4,781,612		       15,178,891 		 14,155,530

PROVISION FOR POSSIBLE LOAN LOSSES 		             200,000 		    180,000 		         750,000		     465,000

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES 		             4,788,809		   4,601,612 		      14,428,891 		 13,690,530

NONINTEREST  INCOME
  Trust department income 		                      343,492 		    256,724 		       1,027,688		     926,143
  Service fees on deposits accounts 		            874,501 		    682,633		        2,439,084 		  1,949,693
  Other service fees 		                           198,621 		    100,732 		         552,585 		    210,305
  Other operating income 		                        83,913 		     83,437 		         286,249		     249,107
  Investment securities gains (losses) 	 	           - 		         3,530 		            - 		         1,182

     TOTAL NONINTEREST  INCOME 		               1,500,527 		  1,127,056		        4,305,606 		  3,336,430

NONINTEREST  EXPENSES
  Salaries and employee benefits 		             1,763,834 		  1,669,796		        5,275,531 		  4,908,260
  Net occupancy expense 		                        315,973 		    316,028 		         918,020		     910,608
  Furniture and equipment expense 		              379,970 		    324,315		        1,172,412 		    997,937
  Loss on other real estate 		                       - 	 	         - 	 	              - 	 	       50,724
  Other operating expenses 		                   1,376,099 		  1,247,383		        3,837,101 		  3,939,467

     TOTAL NONINTEREST EXPENSES 		              3,835,876 		  3,557,522		       11,203,064 	  10,806,996

       INCOME BEFORE PROVISION FOR
         INCOME TAXES 		                        2,453,460 		  2,171,146		        7,531,433 		  6,219,964

PROVISION FOR INCOME TAXES 		                     694,636 		    680,609 		       2,248,614		   1,783,034

           NET INCOME  	                     $ 	1,758,824  $ 	1,490,537 	     $ 	5,282,819 	$ 	4,436,930
EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	           $ 	     1.26 	$ 	     1.06 	     $ 	     3.77	 $ 	     3.17

                         FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              NINE MONTHS  ENDED SEPTEMBER 30, 1996 and 1995
                                                  (Unaudited)
		                                                     1996   		       1995
OPERATING ACTIVITIES
 Net income 	                                    $ 	5,282,819 	  $ 	4,436,930
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Excess of provision for possible
    loan losses over net charge offs 		               187,355 		      270,282
   Provision for depreciation and amortization
    of premises and equipment 		                      499,427 		      484,654
   Amortization of deposit base intangibles 		        163,469		       126,015
   Amortization of investment security premiums,
    net of accretion of discounts 		                  427,968 		      313,505
   Donation of premises to municipalities 		           88,500 		         -
   Increase in cash surrender value of life
    insurance contracts 		                            (75,382) 		     (50,785)
   Deferred income taxes 		                          (118,511) 		    (106,248)
   (Increase) decrease in
     Interest receivable 		                          (496,159) 		    (396,882)
     Other assets 		                                  563,713 		    1,123,463
   Increase (decrease) in
     Interest payable 		                             (317,103) 		     260,517
     Other liabilities 		                             638,139 		      698,886

     TOTAL ADJUSTMENTS 		                           1,561,416 		    2,723,407

     NET CASH PROVIDED BY OPERATING ACTIVITIES    		6,844,235 		    7,160,337

INVESTING ACTIVITIES

 Proceeds from maturities, calls, and sales of
  available-for-sale securities 		                  3,018,058 		    7,210,554
 Proceeds from maturities and calls of
  held-to-maturity securities 		                   34,169,000 		   14,748,992
 Purchases of investment securities
  Available-for-sale 		                           (42,072,588) 		  (3,143,100)
  Held-to-maturity 		                             (28,151,942) 		  (3,251,618)
 Net (increase) decrease  in loans 		              (3,050,024)		  (24,458,768)
 Purchases of premises and equipment 		              (833,389) 		    (513,529)
 Purchases of deposit base intangibles 		          (1,124,258) 		        -
 Purchase of leased equipment, net of
  depreciation 		                                  (2,346,750) 		        -

     NET CASH USED BY INVESTING ACTIVITIES      		(40,391,893) 		  (9,407,469)

FINANCING ACTIVITIES

 Net increase in noninterest-bearing and
  interest-bearing deposits 		                     27,303,826 		    5,102,509
 Assumption of deposit liabilities  		             19,863,923 		         -
 Net increase (decrease) in short term
  borrowings                                    		(11,353,000) 		  (5,200,000)
 Cash dividends 		                                 (1,288,000) 		  (1,176,000)

     NET CASH PROVIDED BY FINANCING ACTIVITIES	   	34,526,749 		   (1,273,491)

     INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                  		979,091 		   (3,520,623)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 		31,281,706    		26,735,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	     $	32,260,797 	  $	23,214,903

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

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

	Average total assets were $497 million at the end of the first nine months of 1996 compared to $464 million at the end of the first nine months of 1995. Period-end assets were $516 million compared to $477 million at December 31, 1995, and $465 at September 30, 1995. The bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.


SECURITIES

	At September 30, 1996, the Corporation's investment securities portfolio had $49.3 million available-for-sale securities and $121.3 million held-to-maturity securities. This compares to $11.2 and $11.0 million available-for-sale securities and $127.6 and $128.6 million held-to-maturity securities at December 31, 1995, and September 30, 1995, respectively. The available-for-sale securities, at 29% of the current portfolio, are managed as an integral part of the asset/liability management process. They are an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. Items held for these purposes were classified as "available-for-sale" after the adoption of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Net unrealized losses on available-for-sale securities were $414 thousand at September
30, 1996. The management of the Corporation's subsidiary bank has the positive intent and ability to hold to maturity the 71% balance of the portfolio and these securities are reported at amortized cost. The liquidity portion of the current portfolio is over three times larger than it was at year end and at the end of the third quarter last year. The liquidity portion of the securities portfolio had declined during the first three quarters of 1995 because those funds were used to fund expanding loan growth.


LOANS

	The average loan portfolio of the Corporation's subsidiary increased $12 million or 4.4% in the first nine months of 1996 compared to a $25 million or 10.1% increase in the first nine months of 1995. Loan demand in the service area has declined during 1996 due in part to the decline in the number of small businesses in the area. Merger activity and the change in the type of businesses operating in the area have contributed to the decline in the number of small businesses in the market.
Personal loans posted the largest increase, 15.5% during the first three quarters of 1996. Commercial loans increased 9.5% during the first three quarters of 1996, while loans secured by real estate actually declined.

	The Corporation's subsidiary loan review function and Special Assets Committee reviewed approximately 42 % of the average dollar value of the loan portfolio during the first nine months of 1996. After this review, loans totaling $3.3 million, 1.2% of the portfolio, were classified as other assets especially mentioned at September 30, 1996, which is up from the $2.1 million so classified at December 31, 1995. Loans totaling $8.7 million, 3.0% of the portfolio, were classified as substandard at September 30, 1996, compared to $10.9 million so classified at December 31, 1995. Loans totaling $1.6 million, .6% of the portfolio, were classified as doubtful at September 30, 1996, compared to $2.7 million at December 31, 1995. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Loans having recorded investments of $6.3 million, 2.2% of the total portfolio, have been identified as impaired at the end of the first nine months of 1996 compared to $5.9 million and $5.5 million at December 31, 1995 and September 30, 1995, respectively. A loan is considered impaired when it is probable that all amounts due (principal and interest) according to the contractual terms of the loan agreement will not be collected.
The extent of impairment is evaluated by the loan review function and the Special Assets Committee and included in the appropriate category to monitor.


DEPOSITS

	Average deposits of the Corporation's subsidiary were $439.2 million for the first nine months of 1996 compared to $409.5 and $408.4 for the year ended December 31, 1995 and for the first nine months of 1995, respectively. Over half of the increase in the current year came from the purchase and assumption of $19.8 million in deposits from Union Planters Bank of Middle
Tennessee, as discussed in the beginning of this section. Short and medium term rates were more competitive compared to longer term rates during the first half of 1996 and some depositors moved money back into interest-bearing checking accounts, which increased 4.8% during the first nine months of 1996.
Approximately one fourth of this growth in interest-bearing checking accounts can be attributed to the purchase and assumption transaction. Longer term interest-bearing products like certificates had enjoyed more attractive rates during much of 1995 when interest-bearing checking accounts had decreased
8.9% during the year ended December 31, 1995. Certificates of deposit under $100,000 increased 10.8%, certificates of deposit over $100,000 increased 4.1%, and savings deposits increased
5.6% during the first nine months of 1996. The overall increase in non-transaction interest-bearing accounts was 8.3% for the nine months ended September 30, 1996. Over 70% of this increase can be attributed to the purchase and assumption transaction.


CAPITAL

 	Average shareholders' equity was $51.2 million at September 30, 1996, compared to $46.7 million at December 31, 1995, an increase of 9.7% including the equity portion of the net unrealized loss on available-for-sale securities and 9.9% without considering the unrealized loss. This compares to an increase of 10.2% during the first nine months of 1995 both with and without the related net unrealized gains or losses on available-for-sale securities. Most of the capital needs of the Corporation's subsidiary bank have historically been financed through internal growth.

	At September 30, 1996, the Corporation had an equity capital to asset ratio of 10.3% compared to a 10.1% ratio at December 31, 1995 and a 10.0% ratio at September 30, 1995. At the close of the first nine months of 1996, additional dividends of approximately $13 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval.

		Regulatory risk-adjusted capital adequacy standards require certain levels of capital when compared to total assets weighted by risk category. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 capital consists of subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses and is added to core capital to get total capital. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of September 30, 1996, the Bank's risk-based core and total capital ratios were 17.3% and 18.2% respectively. The comparable ratios were 16.8% and 17.7% at year end, 1995. At September 30, 1996, the Bank had a ratio of average core capital to average total assets of 10.0% compared to 9.9% at December 31, 1995.


Material Changes in Results of Operations

	During the first nine months of 1996, the Corporation's consolidated income totaled $5.3 million compared to $4.4 million for the first nine months of 1995. The Corporation's total interest income during the first nine months of 1996 was $27.6 million compared to $25.6 million during the first nine months of 1995. This was an increase of 7.7%. Loan income was up 7.3%, while investment income showed an increase of 8.8%


Interest expense increased 8.3% during the first nine months of 1996. The net interest margin (tax equivalent net interest income divided by average earning assets annualized) for the nine months ended September 30, 1996, was 4.8%, compared to 4.8% at December 31, 1995, and 4.8% for the corresponding period in 1995.


	The provision for loan losses was $750,000 for the first nine months of 1996 compared to $465,000 for the first nine months of 1995, which was a 61.3% increase. The amount of the additions to the allowance for loan losses charged to operating expenses is based on the evaluation of the impairment of loans by Loan
Review, the Special Assets Committee, and the Credit
Administrator. Net charge offs for the first nine months of 1996 were $562 thousand compared to net charge offs of $195 thousand for the first nine months of 1995. The ratio of net charge offs to net average loans outstanding has been less than
 .5% for the last five years and below the usual ratio for the industry.

	Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus estimated cost to sell. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. There were no such write downs of other real estate during the first nine months of 1996 compared to write downs of $51 thousand during the first nine months of 1995. Management evaluates properties included in this category on a regular basis. Actual foreclosures included in the carrying value for Other Real Estate at September 30, 1996, total $462 thousand which compares to $483 thousand and $500 thousand at December
31, 1995, and September 30, 1995, respectively.

	Non-interest income increased 29.1% during the first nine months of 1996 compared to the same period of 1995. Other service fees which includes fee income from sales of mortgage loans in the secondary market and lease income has more than doubled. Non-interest expense increased 3.7% during the first nine months of 1996 compared to the same period of 1995. The largest increase was in furniture and equipment expense which increased 17.5%.

                               SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 FIRST FARMERS AND MERCHANTS CORPORATION
                                 (Registrant)


Date         November 14, 1995        			      /s/ Waymon L. Hickman
                                          								 Waymon L. Hickman,
                                              									President
                                      								(Chief Executive Officer)



Date         November 14, 1995                /s/ Patricia N. McClanahan
                                          								Patricia N. McClanahan,
                                               									Treasurer
                                      								(Principal Accounting Officer)