Form 10-K405
period 1996-12-31
FIRST FARMERS & MERCHANTS CORP
filed 1997-03-28
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1996
                       Commission file number 0-10972

                First Farmers and Merchants Corporation
       (Exact name of registrant as specified in its charter)

   Tennessee                                           62-1148660
(State or other jurisdiction of
 incorporation or organization)        (I.R.S. Employer Identification No.)

  816 South Garden Street
   Columbia, Tennessee                           38402-1148
(Address of principal executive offices)				     (Zip Code)
   (615) 388-3145

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

The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 1, 1997, was none.


              APPLICABLE ONLY TO CORPORATE REGISTRANTS


	Indicate the number of shares outstanding of each of the
issuer's common stock, as of  March 1, 1997.   1,400,000  shares

                   This filing contains   62    pages.

                    DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for 1996 Annual Stockholders Meeting of
    April 15, 1997. -- Parts I and III

(2)	Annual Report to Stockholders for Year Ended December 31,
    1996. -- Parts I and II



                                               KRAFTCPAs

                                               Kraft Bros., Esstman
                                               Patton & Harrell, PLLC
                                               Certified Public Accountants
                                               Member of BKR International


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee


            We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank"), as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                          /s/ Kraft Bros., Esstman, Patton & Harrell, PLLC Kraft Bros., Esstman, Patton & Harrell, PLLC


Nashville, Tennessee
February 7, 1997



                                        610 N. Garden Street, Suite 200
                                        Columbia, TN 38401-3250
                                        (615) 388-3711 * FAX 242-4152
                                         Also in Nashville, Tennessee

                                PART I

Item 1.  Business.

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated Financial Statements which are attached to and made a part of Annual Report to Stockholders which is attached hereto as
Exhibit 13.


       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 and 1995
ASSETS 		                                           1996  		        1995
Cash and due from banks         	                $ 	27,916,507	  $ 	31,281,706
Securities
 Available for sale (amortized cost
  $55,898,299 and $10,875,527 respectively)   		    56,141,535 		   11,269,006
 Held to maturity (fair value $119,226,021
  and $128,829,961 respectively) 		                118,541,750 		  127,662,682
      Total securities - Note 2 		                 174,683,285		   138,931,688
Loans, net of unearned income - Note 3 		          303,732,044		   291,930,311
 Allowance for possible loan losses - Note 4   		   (2,926,063)		   (2,678,386)
      Net loans 		                                 300,805,981 		  289,251,925
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                          6,829,475 		    6,397,936
Other assets 		                                     15,094,426 		   11,171,993

      TOTAL ASSETS 	                             $	525,329,674 	 $	477,035,248

LIABILITIES
Deposits
 Noninterest-bearing 	                           $ 	75,589,511 	 $ 	67,420,536
 Interest-bearing (including certificates
  of deposit over $100,000:
   1996 - $39,129,547; 1995 - $30,593,803)       		384,983,050 		  343,357,525
       Total deposits 		                           460,572,561 		  410,778,061
Federal funds purchased 		                           5,000,000 		   10,000,000
Dividends payable 		                                   714,000 		      630,000
Other short term liabilities 		                        522,928 		    1,955,000
Accounts payable and accrued liabilities 		          4,119,059 		    4,675,712

      TOTAL LIABILITIES 		                         470,928,548 		  428,038,773

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9

STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued
 and outstanding - Note 1 		                        14,000,000 		   14,000,000
Retained earnings - Note 6 		                       40,255,185 		   34,760,389
Net unrealized loss on available-for-sale
 securities, net of tax                              		145,941 		      236,086
     TOTAL STOCKHOLDERS' EQUITY 		                  54,401,126 		   48,996,475

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $	525,329,674 	 $	477,035,248


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                                		 				           Net Unrealized
				                                                 	            	Gain (Loss) On
                                                   		Common       		Retained    	  	Available-for-sale
                                                    		Stock   	    	Earnings 	        	Securities 		           Total

BALANCE AT JANUARY 1, 1994 	                     $ 	7,000,000 	 $ 32,407,573 	     $     	- 	               $	39,407,573
Cumulative effect of change in
  accounting principle (net of
  deferred income taxes of $171,405) - Note 1 		        - 		          27,684		           229,424 		              257,108
Two-for-one stock split - Note 1 		                 7,000,000 		  (7,000,000) 		           -		                     -
Net income for the year 		                              - 		       5,561,426 		            - 		                5,561,426
Cash dividends declared, $.80 per share 		              - 		      (1,120,000) 		           -		                (1,120,000)
Net unrealized loss on available-for-sale
  securities, net of tax		                              - 		           - 		             (277,981) 		            (277,981)

BALANCE AT DECEMBER 31, 1994 		                    14,000,000     29,876,683		           (48,557) 		          43,828,126
Net income for the year 		                              - 		       6,115,706 		            - 		                6,115,706
Cash dividends declared, $.88 per share 		              - 		      (1,232,000) 		           -		                (1,232,000)
Net unrealized gain on available-for-sale
  securities, net of tax 		                             - 		           - 		              284,643 		              284,643

BALANCE AT DECEMBER 31, 1995 		                    14,000,000 		  34,760,389 		          236,086		            48,996,475
Net income for the year 		                              - 		       6,866,796 		            - 		                6,866,796
Cash dividends declared, $.98 per share 		              - 		      (1,372,000) 		           -		                (1,372,000)
Net unrealized loss on available-for-sale
  securities, net of tax 		                             - 		           - 		              (90,145) 		             (90,145)

BALANCE AT DECEMBER 31, 1996 	                   $	14,000,000 	 $	40,255,185 	     $   	 145,941 	          $	54,401,126

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                      		    1996  		       1995  	   	    1994
INTEREST INCOME
 Interest and fees on loans 	         $ 	27,343,817 	$ 	25,857,982 	$ 	21,130,914

 Interest on investment securities
   Taxable interest 		                    6,892,118 		   6,179,492 		   7,185,169
   Exempt from federal income tax 		      2,366,764 		   2,156,813    		2,184,666
   Dividends 		                             256,951 		     177,790 		     204,948
                                        		9,515,833 		   8,514,095 		   9,574,783
   Other interest income 		                 223,019 		     121,492 		     111,841

     TOTAL INTEREST INCOME 		            37,082,669 		  34,493,569   		30,817,538

INTEREST EXPENSE
  Interest on deposits 		                16,617,525 		  15,247,875 		  12,770,618
  Interest on other short term
    borrowings 		                            94,232 		     174,370		       93,286

     TOTAL INTEREST EXPENSE 		           16,711,757 		  15,422,245   		12,863,904

     NET INTEREST INCOME 		              20,370,912 		  19,071,324		   17,953,634
PROVISION FOR POSSIBLE LOAN
  LOSSES - Note 4 		                      1,300,000		      670,000 		     660,000

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES 		      19,070,912		   18,401,324 		  17,293,634

NONINTEREST  INCOME
  Trust department income 		              1,323,525 		   1,251,642 		   1,249,359
  Service fees on deposit accounts 		     3,373,805 		   2,697,332	    	2,317,992
  Other service fees, commissions,
    and fees 		                             745,523		      300,407 		     336,758
  Other operating income 		                 363,430 		     322,634 		     319,466
  Available for sale securities
    gains (losses) 		                         -		            1,182 		    (243,690)

     TOTAL NONINTEREST INCOME 		          5,806,283 		   4,573,197		    3,979,885

NONINTEREST  EXPENSES
  Salaries and employee benefits 		       7,030,588 		   6,620,827		    6,247,706
  Net occupancy expense 		                1,211,067 		   1,279,434 		   1,190,678
  Furniture and equipment expense 		      1,580,753 		   1,382,769	    	1,069,856
  Deposit insurance 		                        6,549 		     499,709 		     890,646
  Loss on other real estate 		                - 		          50,724 		       4,000
  Other operating expenses 		             5,292,103 		   4,506,583    		4,105,461

     TOTAL NONINTEREST EXPENSES 		       15,121,060		   14,340,046 		  13,508,347

       INCOME BEFORE PROVISION FOR
         INCOME TAXES 		                  9,756,135 		   8,634,475		    7,765,172

PROVISION FOR INCOME TAXES - Note 8 		    2,889,339 		   2,518,769		    2,203,746

         NET INCOME  	                $  	6,866,796 	$  	6,115,706 	$  	5,561,426

EARNINGS PER COMMON SHARE - Note 1
  (1,400,000 outstanding shares) 	    $ 	      4.90 	$       	4.37 	$       	3.97

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                          		1996        		1995        		1994
OPERATING ACTIVITIES
  Net income 	                           $ 	6,866,796 	$ 	6,115,706 	$ 	5,561,426
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Excess of provision for possible
     loan losses over net charge offs   		    247,677 		    336,096 		    318,639
    Provision for depreciation and
     amortization of premises and
     equipment 		                             685,005 		    645,816 		    589,045
    Provision for depreciation of
     leased equipment 		                      521,500		       - 	 	         -
    Amortization of deposit base
     intangibles 		                           224,212		     168,020 		    168,020
    Amortization of investment
     security premiums, net of
     accretion of discounts 		                553,355 		    641,104		     678,968
    Increase in cash surrender value
     of life insurance contracts 		          (111,685) 		   (65,936) 		   (75,287)
    Deferred income taxes 		                 (161,999) 		  (233,403) 		  (163,907)
   (Increase) decrease in
     Interest receivable 		                  (125,119) 		  (255,109)		   (992,872)
     Other assets 		                          307,844 		    912,162 		    344,572
    Increase (decrease) in
     Interest payable 		                     (494,950) 		   577,137 		    222,605
     Other liabilities   		                   (61,704) 	   	458,939 		    287,975

       TOTAL ADJUSTMENTS 	  	               1,584,136 		  3,184,826		   1,377,758

       NET CASH PROVIDED BY OPERATING
         ACTIVITIES                       		8,450,932 	  	9,300,532 		  6,939,184

INVESTING ACTIVITIES
  Proceeds from maturities, calls, and
   sales of available-for-sale securities	  3,020,054 		  7,306,453  		25,152,051
  Proceeds from maturities and calls of
   held-to-maturity securities 		          56,112,000 		 18,848,992 		  5,092,000
  Purchases of investment securities
   Available-for-sale 		                  (48,222,295) 	 (3,168,200)		(16,942,994)
   Held-to-maturity 		                    (47,364,954) 		(6,459,372)		(19,495,987)
  Net increase in loans 		                (11,801,733)  (29,236,191)		(18,778,658)
  Purchases of premises and equipment    		(1,116,543) 	  	(850,672)   		(418,586)
  Purchase of equipment leased 		          (2,607,500) 		     - 	 	         -
  Purchase of deposit base intangibles   		(1,124,258)  		    - 	      	    -
  Purchase of single premium life
   insurance contract                      		(785,330) 	   	  -      	 	    -

       NET CASH USED BY INVESTING
        ACTIVITIES                      		(53,890,559) 	(13,558,990)		(25,392,174)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits 		         29,930,577 	  	5,625,638	  	16,217,348
 Assumption of deposit liabilities
  - Note 12 		                             19,863,923 		      - 	 	         -
 Net increase (decrease) in short
  term borrowings                        		(6,432,072)  		4,355,000 	  	7,000,000
 Cash dividends 		                         (1,288,000) 		(1,176,000) 		(1,071,000)

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                       		42,074,428   		8,804,638  		22,146,348

       INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                 		(3,365,199) 	 	4,546,180 		  3,693,358

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR 		                                31,281,706		  26,735,526 		 23,042,168

CASH AND CASH EQUIVALENTS AT END OF
 YEAR 	                                  $	27,916,507 	$	31,281,706 	$	26,735,526

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

		As of December 31, 1996, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fourteen (14) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1996, amounted to approximately $8.9 million.


Cash Equivalents

		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.


Securities

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

Securities (Continued)

		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.

		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in non-accrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

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


	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property.
However, when the property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $450 thousand at December 31, 1996, and $483 thousand at December 31, 1995.


Allowance for Possible Loan Losses

	The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Loan quality is monitored by Loan

            FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Possible Loan Losses (Continued)

Review, the Special Assets Committee, and the Credit Administrator. The amount by which a loan is determined to be impaired is added to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.


Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3 to 33 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

		Certain other equipment purchased for lease to an outside party under a five year operating lease is included in other assets at cost less accumulated depreciation. The equipment is being depreciated on an accelerated basis over seven years.


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


Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1996 - $224,212; 1995 - $168,020;  and  1994 - $168,020.

           FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

Securities with an amortized cost of $103,540,673 and $93,101,954 at December 31, 1996 and 1995, respectively (fair value: 1996 - $104,061,311; 1995 - $93,937,766), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1996, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                      Amortized                Gross Unrealized                Fair
		                                       Cost 	            	  Gain       	 	Loss 	        	    Value

December 31, 1996
Available-for-sale securities
  U.S. Treasury 	                  $ 	26,412,520 	        $  	162,913 	   $ 	  63,634 	    $ 	26,511,799
  U.S. Government agencies   		       26,850,441 		            45,866 		      318,203   		    26,578,104
  Other securities   		                2,635,338 		           565,044 		      148,750 		       3,051,632
                                  	$ 	55,898,299 	        $  	773,823 	   $  	530,587 	    $ 	56,141,535

Held-to-maturity securities
  U.S. Treasury 	                  $ 	30,504,935 	        $ 	 106,345 	   $   	22,080 	    $ 	30,589,200
  U.S. Government agencies   		       39,679,582 	           	245,034 		       87,434		       39,837,182
  States and political subdivisions 		47,538,074 		           700,948		       283,420 		      47,955,602
  Other securities 		                    819,159 		            24,878 		        - 	 	            844,037
                                  	$	118,541,750 	        $	1,077,205 	   $  	392,934 	    $	119,226,021

December 31, 1995
Available-for-sale securities
  U.S. Treasury 	                  $  	5,064,421 	        $   	72,679    	$ 	   - 	        $  	5,137,100
  U.S. Government agencies 		          3,279,968 		            72,268 		        2,570		        3,349,666
  Other securities 		                  2,531,138 		           254,102 		        3,000 		       2,782,240
	                                  $ 	10,875,527 	        $ 	 399,049 	   $ 	   5,570 	    $ 	11,269,006

Held-to-maturity securities
  U.S. Treasury 	                  $ 	61,426,813 	        $  	295,846 	   $ 	  59,359 	    $ 	61,663,300
  U.S. Government agencies 		         23,498,204 		           267,237 		       48,041		       23,717,400
  States and political subdivisions 		42,415,025 		           934,439		       241,048 		      43,108,416
  Other securities 		                    322,640 		            18,205 		       - 		              340,845
                                 	 $	127,662,682 	        $	1,515,727 	   $ 	 348,448 	    $	128,829,961

<F4>
Table I - Amortized Cost and Fair Value of Investment Securities.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES  (Continued)

		At December 31, 1996, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1996, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of
available-for-sale securities were $3,020,054, $7,306,453, and $25,152,051 during 1996, 1995, and 1994 respectively. Proceeds from the maturity or call of held-to-maturity securities were $56,112,000, $18,848,992, and $5,092,000 during 1996, 1995, and
1994 respectively.  There were no gains or losses in 1996.
Gross gains of $1,182 and gross losses of $-0- were realized on
the dispositions in 1995.   Gross gains of $-0- and gross losses
of $243,690 were realized on the dispositions in 1994.

                            		        Amortized 	       	 Fair 		         Yield
                                       		Cost 		          Value 		     (Unaudited)

Available-for-sale securities
U.S. Treasury
  Within one year 	                 $ 	16,189,997 	  $ 	16,176,499 		     5.6%
  After one but within five years 	    	9,171,798 		     9,274,000		      6.3%
  After five but within ten years 		    1,050,725 		     1,061,300      		6.4%
U.S. Government agencies
  Within one year 		                    1,000,000 		     1,021,300 		     8.0%
  After one but within five years 		   24,543,375 		    24,255,710      		5.9%
  After five but within ten years 	    	1,043,738 	     	1,038,400      		6.2%
  After ten years 		                      263,328 		       262,694 		     6.1%
  Other securities 		                   2,635,338 		     3,051,632 		     8.9%
	                                   $ 	55,898,299 	  $ 	56,141,535

Held-to-maturity securities
U.S. Treasury
  Within one year 	                 $ 	22,067,254 		 $  22,103,400 		     5.6%
  After one but within five years 		    5,238,326 		     5,301,900      		6.4%
  After five but within ten years 		    3,199,355 		     3,183,900		      6.0%
U.S. Government agencies
  Within one year 		                    4,504,421 		     4,512,100 		     6.1%
  After one but within five years 		   17,076,622 		    17,210,700      		6.4%
  After five but within ten years 		   18,098,539 		    18,114,382      		6.4%
States and political subdivisions
  Within one year 		                    3,015,087 		     3,061,625 		    10.0%
  After one but within five years 		   12,976,264 		    13,229,979      		8.1%
  After five but within ten years 		   20,837,173 		    20,940,923       	7.4%
  After ten years 		                   10,709,550 		    10,723,075 		     7.8%
Other securities
  After one but within five years 		      319,159 		       330,087 		     8.0%
  After five but within ten years 		      500,000 		       513,950 		     7.3%
 	                                  $	118,541,750 	  $ 119,226,021

<F5>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

                                                 		    1996  		                1995
Loans secured by real estate
   Construction  and  land development 	          $ 	 8,751,021 	        $  	7,399,095
   Farmland 		                                        6,923,739 		           7,849,137
   Lines of credit 		                                   192,010 		             339,108
   1-4 family residential property - first lien 	  	116,905,803 		         111,016,393
   1-4 family residential property - junior lien 		   6,461,497            		7,177,285
   Multifamily residential property 		                2,487,453 		           3,729,687
   Non farm, non residential property 		             46,114,930 		          44,224,353

      Subtotal 		                                   187,836,453 		         181,735,058

Commercial and  industrial loans
   Commercial  and  industrial 		                    53,577,210 		          51,758,675
   Taxable municipal loans 		                           240,000 	 	            270,000
   All other loans 		                                   748,125 		              88,239

      Subtotal 		                                    54,565,335 		          52,116,914

Tax exempt municipal loans 		                           605,933 		           1,485,071

Loans to individuals
   Agricultural production 		                         2,894,845 		           3,659,215
   Lines of credit 		                                   200,903 		             135,230
   Individuals for personal expenditures 		          57,897,835           		53,026,209

      Subtotal 		                                    60,993,583 		          56,820,654

                                                  		304,001,304 		         292,157,697

Less:
   Net unamortized loan origination fees 		            (269,260) 		           (225,368)
   Unearned interest income 		                            - 		                  (2,018)
   Allowance for possible loan losses 		             (2,926,063)      		    (2,678,386)

	                                                 $ 300,805,981 	        $ 289,251,925

<F6>
Table III - Loans Outstanding by Category at December 31, 1996
and 1995

		 	 	                                         (In Thousands of Dollars)
                            		Within 		        One to 		          After
                           		One Year 		     Five Years 		     Five Years 		   Total

Fixed rate loans 	          $ 	66,689 	       $ 	51,604 	       $ 	25,824 	 $	144,117
Variable rate loans 		         99,680 		         32,963 		         27,241 		  159,884

	                           $	166,369 	       $ 	84,567 	       $ 	53,065 	 $ 304,001

<F7>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1996

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

		Loans having recorded investments of $5,136,286 at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $1,146,000. Interest received on these loans during 1996 was $504,840. Impaired loans had recorded investments of approximately $5,856,000 at December 31, 1995.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1996 and 1995, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1996 or 1995.

                                        		Balance at
                                        		Beginning  				               Amount 		    Balance at
                                        		 of Year 		   Additions   		Collected 		  End of Year

            1996
Aggregate of certain party loans 	       $	7,706,004 	 $ 8,454,247 	 $	7,937,989 	  $ 8,222,262

            1995
Aggregate of certain party loans 	       $	6,494,271 	 $ 7,020,665   $	5,808,932 	  $ 7,706,004

<F8>
Table V - Analysis of Activity in Certain Party Loans

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      		                                       1996  		        1995  		       1994
Balance at beginning of year 	             $	2,678,386 	   $ 2,342,290 	  $	2,023,651
Provision charged to operating expenses    		1,300,000 		      670,000      		660,000
Loan losses:
  Loans charged off 		                      (1,388,422) 		    (555,957) 		   (422,831)
  Recoveries on loans previously
    charged off 		                             336,099 		      222,053 		      81,470

Balance at end of year 	                   $	2,926,063 	   $	2,678,386 	  $	2,342,290

<F9>
Table VI - Changes in the Allowance for Possible Loan Losses


		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1996.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

		                                                    1996          		1995
Land 	                                           $ 	1,348,288 	  $ 	1,204,288
Premises 		                                         7,013,942 		    6,648,329
Furniture and equipment 		                          4,068,373 		    3,949,617
Leasehold improvements 		                           1,149,732 		      879,695
                                                 		13,580,335 		   12,681,929
Less allowance for depreciation and amortization 		(6,750,860)		   (6,283,993)
	                                                $ 	6,829,475 	  $ 	6,397,936

	Annual provisions for depreciation and amortization of bank premises and equipment total $685,005 for 1996, $645,816 for 1995, and $589,045 for 1994. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,590,066 at December 31, 1996.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

 The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 1996, additional dividends of approximately $14,800,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2013. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $726,337, $660,121, and $409,764 for equipment leases, and $112,384,
$111,649, and $97,966 for building leases, in 1996, 1995, and
1994, respectively. Future minimum lease commitments as of December 31, 1996, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.


                                     		1997  	$  	784,704
                                       1998    	 	714,848
                        		             1999    		 383,334
                                     		2000    		 123,758
                                     		2001    		 123,758

Total future minimum lease payments 			       $	2,130,402

<F9>
Table VIII - Future Minimum Lease Commitments

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                           		1996       		1995      	  1994

Current:
  Federal 	                             $ 2,422,550 	 $	2,166,566 	$	1,831,848
  State 		                                  628,788 		    585,606 		   503,433

      Total current 		                    3,051,338 		  2,752,172 		 2,335,281
Deferred:
  Federal 		                               (137,700) 		  (198,393) 		 (111,805)
  State 		                                  (24,299) 		   (35,010) 		  (19,730)

      Total deferred 		                    (161,999) 		  (233,403)  		(131,535)
      Total provision for income taxes 	$	2,889,339   $	2,518,769  $ 2,203,746

<F10>
Table IX - Provisions for Income Taxes

                                           		1996  		      1995  		      1994
Allowance for possible loan losses 	    $ 	 914,386   $  	815,315 	  $ 	682,877
Write-down of other real estate 		          177,120 		    177,120 		    159,120
Deferred compensation 		                    336,255 		    256,139 		    156,227
Direct lease financing 		                     - 		          - 		         36,452
Unrealized loss on AFS securities 		          - 		          -          		32,372
Deferred loan fees 		                        26,863 		     44,051 		     24,546

  Deferred tax asset 		                   1,454,624 		  1,292,625 		  1,091,594

Unrealized gain on AFS securities 		        (97,294) 		  (157,392) 		     -

  Deferred tax liability 		                 (97,294) 	  	(157,392) 		     -

     Net deferred tax asset 	           $ 1,357,330 	 $	1,135,233	  $	1,091,594

<F11>
Table X - Deferred Tax Effects of Principal Temporary Differences

	     	                                             1996  		      1995       		1994
Tax expense at statutory rate 	                 $	3,317,086 	 $	2,935,722 	 $	2,640,158
Increase (decrease) in taxes resulting from:
  Tax-exempt interest 		                           (859,383) 	  	(783,011) 		  (780,946)
  Nondeductible interest expense 		                 101,534 		     89,491 		     75,019
  Other nondeductible expenses
    (nontaxable income) - net 		                    (21,170) 		   (28,114)		     (6,458)
  State income taxes, net of federal
    tax benefit 		                                  398,963 	    	363,393 	    	319,244
  Dividend income exclusion 		                      (34,855) 		   (18,324) 		   (29,571)
  Other 		                                          (12,836) 		   (40,388) 		   (13,700)
Total provision for income taxes 	              $	2,889,339 	 $ 2,518,769 	 $	2,203,746

Effective tax rate 		                                 29.6% 		      29.2% 		      28.4%

<F12>
Table XI - Reconciliation of Total Income Taxes Reported with
the Amount of Income Taxes Computed                   at the
Federal Statutory Rate (34% Each Year)

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1996, 1995, and 1994 amounted to $3,140,000, $2,756,442 and $2,431,332, respectively.

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

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1996, were $25,605,000 and $2,283,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW

		 Interest paid on deposits and other borrowings during 1996, 1995, and 1994 amounted to $17,206,708, $14,845,107, and
$12,641,299, respectively.


NOTE 11 - SHAREHOLDERS'  EQUITY

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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1996 and 1995, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		As of June 30, 1996, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank and this classification is confirmed by the most recent notification from the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                                                				      To Be Well
                                                                               				      Capitalized Under
                                                              		For Capital 	   	      Prompt Corrective
                                            Actual          	Adequacy Purposes 	   	    Action Provisions
As of December 31, 1996 		            Amount    		Ratio 		  Amount  		 Ratio > or = 	 Amount 		  Ratio > or =
<s >
Total Capital (to Risk Weighted
      Assets)   Consolidated 	     	 56,004,592 		18.69% 		23,972,003	 	 8.00% 		    29,965,004 	  	10.00%
                Bank 		              55,472,014 		18.55% 		23,923,241		  8.00% 		    29,904,051 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      53,078,528 		17.71% 		11,986,300  		4.00% 		    17,979,450 		   6.00%
                Bank 		              52,545,950 		17.57% 		11,962,652		  4.00% 		    17,943,978 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      52,066,624 		10.36% 		20,107,993		  4.00% 		    25,134,992 		   5.00%
                Bank 		              50,574,336 		10.07% 		20,089,111		  4.00% 		    25,111,388 		   5.00%

As of December 31, 1995
Total Capital (to Risk Weighted
      Assets)   Consolidated 		      51,162,164 		17.87% 		22,901,838 	 	8.00% 	    	28,627,297 		  10.00%
                Bank 		              50,682,365 		17.74% 		22,855,632	  	8.00% 		    28,569,541 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      48,483,778 		16.94% 		11,450,919		  4.00% 		    17,176,378 		   6.00%
                Bank 		              48,003,979 		16.80% 		11,429,519	  	4.00% 		    17,144,278 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      46,754,542 		10.08% 		18,549,574		  4.00% 		    23,186,967 		   5.00%
                Bank 		              45,891,248 	 	9.91% 		18,523,208	  	4.00% 		    23,154,010 		   5.00%

<F13>
Table XII - Capital Amounts and Capital Adequacy


NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a non-profit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $661,307, $633,459 and $602,010, in 1996, 1995, and
1994, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1996 - $620,657; 1995 - $594,221) purchased in 1993 to fund the plan and the related liability (1996 - $513,792; 1995 - $482,272) were included in other assets and other liabilities, respectively. Net non-cash income recognized on these policies of $26,436 in 1996 and $14,133 in 1995 is included in the above asset values. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $64,024 in 1996, $106,066 in 1995, and $98,925 in 1994.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $172,871 for 1996, $176,727 for 1995, and $126,262 for 1994 are recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Net non-cash income recognized on these policies of $85,249 in 1996 and $51,803 in 1995 is included in the cash surrender values of $1,887,171 and $1,801,922 reported in other assets at December 31, 1996 and 1995, respectively.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. An insurance premium of $795,000 was paid in November, 1996, of which $785,330 is the cash surrender value at December 31, 1996, and is included in other assets, and net expense of $9,670 is included in other operating expense.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replace- ment/split dollar plan. These policies have an aggregate face amount of $2,875,000.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

 	                                      December 31, 1996 		       December 31, 1995
                                      	Amortized    		Fair 	     	Amortized 		   Fair
                                         	Cost 		     Value 		       Cost 		     Value
                                                    (Dollars in Thousands)
Financial assets
  Cash and cash equivalents 	         $ 	27,917 	  $ 	27,917 	    $ 	31,282	   $ 	31,282
  Securities held to maturity 		        118,542 		   119,226 		     127,663		    128,830
  Securities available for sale 		       55,898 		    56,142 		      10,876		     11,269
  Loans, net 		                         300,806 		   309,401 		     289,252 		   298,076
  Accrued interest receivable 		          5,549 		     5,549 		       5,424		      5,424

Financial liabilities
  Deposits 		                           460,573 		   449,129 		     410,778 		   398,296
  Federal funds purchased 		              5,000 		     5,000 		      10,000 		    10,000
  Short term borrowings 		                  523 		       523 		       1,955 		     1,955
  Accrued interest payable 		             2,539 		     2,539 		       3,034 		     3,034

<F14>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1996, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                		First 		      Second 		     Third 	     	Fourth
                               		Quarter 	     	Quarter   	 	Quarter 	 	   Quarter 		       Total
     1996
Interest income 	             $	9,052,224 	   $	9,280,303 	 $	9,249,133  	$	9,501,009 	 $37,082,669
Interest expense 		             3,989,386 		    4,153,059 		  4,260,324 		  4,308,988		  16,711,757

Net interest income 		          5,062,838 		    5,127,244 		  4,988,809		   5,192,021 		 20,370,912
Provision for possible loan
  losses 		                       250,000 		      300,000 		    200,000 		    550,000 		  1,300,000
Noninterest expenses, net of
  noninterest income 		         2,327,604 		    2,234,505 		  2,335,349		   2,417,319 		  9,314,777

Income before income taxes 		   2,485,234 		    2,592,739 		  2,453,460		   2,224,702 		  9,756,135
Income taxes 		                   777,319 		      776,659 	    	694,636 		    640,725 	  	2,889,339

Net income 	                  $ 1,707,915 	   $	1,816,080 	 $	1,758,824 	 $	1,583,977 	 $	6,866,796

Earnings per common share
    (1,400,000 shares) 	      $ 	    1.22 	   $  	   1.30   $ 	    1.25 	 $ 	    1.13	  $ 	    4.90

                                  	First 		     Second 		     Third 	     Fourth
                               		Quarter 		     Quarter 		   Quarter 		   Quarter 		       Total
     1995
Interest income 	             $	8,244,228 	   $ 8,640,769 	 $	8,720,212   $	8,888,360 	 $34,493,569
Interest expense 		             3,654,485 		    3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		          4,589,743 		    4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
  losses 		                       145,000 		      140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
  noninterest income 		         2,492,505 		    2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		   1,952,238 		    2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                   512,448 		      589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                  $ 1,439,790 	   $	1,506,603 	 $	1,490,537 	 $	1,678,776 	 $	6,115,706

Earnings per common share
  (1,400,000 shares) 	        $ 	    1.03 	   $  	   1.08 	 $ 	    1.06 	 $ 	    1.20 	 $ 	    4.37

<F15>
Table XIV - Consolidated Quarterly Results of Operations


NOTE 16 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fifteen domestic offices. The average amounts of deposits and the average rates paid are summarized in Table XV. Maturities of time deposits of $100,000 or more at December 31 are indicated in Table XVI.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS  (Continued)

                                            	1996  	 	             1995  	 	          1994
                                                 (Dollars in Thousands)
Demand deposits 	                    $ 	61,509 		  - 	% 	 $ 	56,730 		  - 	% 	$ 	55,557 	   	- 	%
NOW and money market accounts 		       158,450 		 3.37 			  149,016 		 3.51			  161,244 	   3.25
Savings deposits 		                     37,421 		 3.22 			   34,629 		 3.00  			 35,036 		  2.87
Time deposits of less than $100,000 		 151,952 		 5.40  			 136,568		  5.30  			126,523 	 	 4.27
Time deposits of $100,000 or more 		    34,539 		 5.41 			   32,524		  5.35 			  26,053 	 	 4.32

Total In Domestic Offices 	          $	443,871 		 3.74% 	 $	409,467		  3.72% 	$	404,413 	 	 3.66%

<F16>
Table XV - Average Amounts of Deposits and Average Rates Paid by
Deposit Type at December 31

	                                     1996       		1995  		     1994
                           							       (Dollars In Thousands)
Under 3 months 	                   $	11,680 	   $ 	7,877 	   $ 	3,117
3 to 12 months 		                    22,638 		    18,407 		    18,250
Over 12 months 		                     4,812 		     4,310 		     4,803

	                                  $	39,130 	   $	30,594 	   $	26,170

<F17>
Table XVI - Maturities of Time Deposits of $100,00 or More at
December 31


NOTE 17- CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             December 31, 1996 and 1995
                             (In Thousands of Dollars)
             Assets 		                                    1996  		  1995
Cash 	                                                  $  	 142 	 $    	70
Investment in bank subsidiary - at equity        		       53,870 	   48,517
Investment in credit life insurance company - at cost       		50 	      	50
Investment in other securities 		                             22 	       22
Dividends receivable from bank subsidiary 		                 714 	      630
Cash surrender value - life insurance 		                     489 		     466
Other assets 		                                                1 		       1

      Total assets 	                                    $	55,288 	 $	49,756

       Liabilities and Stockholders' Equity
Liabilities
  Payable to directors 	                                $ 	  173 	 $ 	  129
  Dividends payable 		                                       714 		     630

      Total liabilities 		                                   887 		     759
Stockholders' equity
  Common stock - $10 par value, authorized 4,000,000
    shares; 1,400,000 shares issued and outstanding 		    14,000		   14,000
  Retained earnings 		                                    40,255 		  34,761
  Net unrealized gain (loss) on available-for-sale
    securities, net of tax 		                                146 		     236
      Total stockholders' equity 	                       	54,401 		  48,997

      Total liabilities and stockholders' equity 	      $	55,288 	 $	49,756

<F18>
Table XVII - Condensed Balance Sheets of Parent

                   FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)


                      Years Ended December 31, 1996 and 1995
                            (In Thousands of Dollars)

                                               		1996  	      	1995
Operating income
  Dividends from bank subsidiary 	             $	1,372 	     $	1,232
  Other dividend income 		                          85 		         22
  Interest income 		                                 6 		          2
  Other 		                                          28 		         27

Operating expenses 		                               68 		         87

    Income before equity in undistributed net
      income of bank subsidiary 		               1,423 		      1,196

Equity in undistributed net income of bank
  subsidiary 		                                  5,444		       4,920

    Net Income 	                               $	6,867 	     $	6,116

<F19>
Table XVIII - Condensed Statements of Income of Parent


                         Years Ended December 31, 1996 and 1995
                               (In Thousands of Dollars)

                                                   	     	 1996  	      	1995
Operating activities
  Net income for the year  	                             $	6,867 	     $	6,116
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Equity in undistributed net income of bank
    subsidiary                                          		(5,444) 		    (4,920)
  Increase in other assets   		                             (111) 		       (69)
  Increase in payables 		                                     44 	         	54

     Total adjustments                                    (5,511)       (4,935)

  Net cash provided by operating activities 		             1,356		       1,181

Net cash provided by (used in) investing activities
    Purchases of investment securities 	     	              (133) 		        -
    Proceeds from maturities of investment securities 		     137 		         -
     Net cash provided by (used in) investing activities		     4 		         -

Net cash used in financing activities
  Cash dividends paid 		                                  (1,288) 		    (1,176)

    Increase (decrease) in cash 		                            72 		          5

Cash at beginning of year 		                                  70 		         65

Cash at end of year 	                                    $  	142 	     $   	70

<F20>
Table XIX - Condensed Statements of Cash Flows of Parent





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

	During 1996, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. Internal growth was the challenge for the year to all directors, officers, and employees who were reminded that the bank was large enough to perform yet small enough to care about customer needs. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1996, 1995, and 1994; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


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


Summary

	The Bank reported net income of $6.9 million for 1996 compared to $6.1 million in 1995 and $5.6 million in 1994. On a per common share basis, net income was $4.90 for 1996 versus $4.37 for 1995 and $3.97 for 1994. The improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance. These improve- ments were partially offset by higher additions to the allowance for loan losses.

	The return on average equity for 1996 was 13.23% compared to
13.08% for 1995 and 13.30% for 1994.   The return on average
assets was 1.37% for 1996 versus 1.32% for 1995 and 1.23% for 1994.


Gross Interest Margin

	The gross interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The maintenance of the gross interest margin at a level which, when coupled with noninterest revenues, is sufficient to cover additions to the allowance for loan losses, noninterest expenses and income taxes, and yield an acceptable profit is critical for success in the banking industry. The gross interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

	Management activities are planned to maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses. This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those which incur no interest cost (primarily noninterest-bearing demand deposits). This ratio is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions. The incremental interest spread compares the difference between the yields on earning assets and the cost of interest-bearing funds. This calculation and similar ratios are used to assist in pricing decisions for interest related products.

	Table A entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL presents for each of the last three years by major categories of assets and liabilities, the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates 			and Interest Differential

                                           YEAR ENDED DECEMBER 31,
                              	            1996        		              1995  		                     1994
                              	  Average  	Rate/ 	          		Average  Rate/ 				         Average 		Rate/
                              	  Balance 	 Yield   Interest 		Balance 	Yield 		Interest   Balance 	 Yield 		 Interest
ASSETS 	                                                    (Dollars In Thousands)
Interest earning assets
 Loans, net 	                   $290,413 		 9.43% 	$	27,373* 	$276,166 	9.38% 	$	25,892* 	$247,791 		8.54% 	$	21,156*
 Bank time deposits 		                 1 		   - 			     - 			        2    -			      - 			      - 		    - 			     -
 Taxable securities 		           118,030 		 6.15 			  7,256 			104,220		6.20 			  6,457 			119,960 		6.25 			  7,497
 Tax exempt securities 		         44,158 		 7.10 			  3,134*  		39,139 	8.06  		  3,156* 		 38,545 		8.49 			  3,274*
 Federal funds sold 		             4,198  		5.31     			223 		  	2,076		5.83 			    121 			  2,998 		3.73 			    112

 TOTAL EARNING ASSETS 		         456,800 		 8.32 		$	37,986			 421,603		8.45 		$	35,626 			409,294 		7.83 		$	32,039
Noninterest earning assets
 Cash and due from banks 		       25,760 								               24,829								              25,945
 Bank premises and equipment 	  	  6,708 								                6,246								               6,350
 Other assets 		                  13,432 							 	              11,061 								             10,364

 TOTAL ASSETS 	                 $502,700 							              $463,739 					 		           $451,953

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market accounts	$158,438 	   3.37% 	$ 	5,338 		$148,993  3.51% 	$ 	5,223 		$161,244 		3.25%	 $ 	5,239
 Savings 		                      37,428 		  3.22 			  1,204 	 		34,627  3.00 			  1,040			  35,036 		2.87 			  1,006
 Time  		                       151,973		   5.40 		  	8,210 			136,605  5.30 			  7,245			 126,523 		4.27 			  5,400
 Time over $100,000 		           34,554 		  5.40 	  		1,866 	 		32,522		5.35 			  1,740 			 26,053 		4.32 			  1,126

 TOTAL INTEREST BEARING
  DEPOSITS 		                   382,393 		  4.35			  16,618 			352,747 	4.32 			 15,248 		 348,856 		3.66			  12,771
 Federal funds purchased 		       1,043 		  5.56 			     58 			  2,415		5.92 			    143 			  1,462 		4.86 			     71
 Other short-term debt 		           622 		  5.79      			36 	    		565 	5.49			      31 			    568 		3.92 			     22

 TOTAL INTEREST BEARING
  LIABILITIES 		                384,058 		  4.35 		$	16,712 			355,727 	4.34 		$ 15,422 			350,886 		3.67 		$	12,864
Noninterest bearing liabilities
 Demand deposits 		              61,509 								                56,742 								             55,557
 Other liabilities 		             5,066 								                 4,515 								              3,690

 TOTAL LIABILITIES 		           450,633 								               416,984								             410,133
Stockholders' equity 		          52,067 								                46,755 								             41,820

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY 	       $502,700 							               $463,739 							            $451,953

 Spread between combined
   rates earned and combined
    rates paid* 				                        3.97% 	               						4.11%							                 4.16%

 Net yield on interest-
  earning assets* 				                      4.66% 							               4.79% 							                4.68%

<F21>
* Taxable equivalent basis

Notes:
1.	U.S. Government, government agency, and corporate debt
securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities.
Municipal debt securities are nontaxable and classified as
held-to-maturity.
2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the
disallowance of interest expense, for federal income tax
purposes, related to certain tax-free assets.  Loans include nonaccrual loans for all years presented.
3.	The average balances of the fair values of available-for-sale securities were used in the calculations in this table.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

TABLE B - Distribution of Assets, Liabilities, and Stockholders'
          Equity, Interest Rates and Interest Differential     (Continued)

	Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.

                                             	  1996 Compared to 1995          	 	1995 Compared to 1994
Volume and Yield/Rate Variances 				                  Yield/ 		Net Increase       				  Yield/ 		 Net Increase
(Taxable Equivalent Basis - In Thousands) 	 	Volume 		Rate   		(Decrease) 		   Volume 		Rate 		   (Decrease)
Revenue earned on
  Net loans 	                               $ 1,336 	 $  	145 	 $	1,481 	     $	2,423 	 $	2,313 	  $	4,736
  Investment securities
    Taxable securities 		                       856 		    (57) 		   799 		       (984) 		   (56)		  (1,040)
    Tax-free securities 		                      405 		   (427) 		   (22) 		        50 		   (168)		    (118)
  Federal funds sold 		                         124 		    (22) 		   102 		        (34) 		    43 		       9

     Total interest earning assets 		         2,721 		   (361)		  2,360 		      1,455 		  2,132 		   3,587
Interest paid on
  NOW and money market accounts 		              331 		   (216) 		   115 		       (398)		    382 		     (16)
  Savings deposits 		                            84 		     80 		    164 		        (12) 		    46 		      34
  Time deposits 		                              815 		    150 		    965 		        430 		  1,415 		   1,845
  Time over $100,000    		                      109 		     17 		    126 		        279 		    335 		     614
  Federal funds purchased 		                    (81) 		    (4) 		   (85) 		        46 		     26 		      72
  Short term debt 		                              3 		      2 		      5 		        - 		        9 		       9

      Total interest-bearing funds 		         1,261 		     29 		  1,290		         345 		  2,213 		   2,558

Net interest earnings 	                     $	1,460 	 $ 	(390) 	$	1,070 	     $	1,110 	 $  	(81)   $	1,029

Notes:

1.	The change in interest resulting from both volume and
yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of the taxable equivalent adjustment has
given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
3. U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


		Two graphs are included at this point in the material mailed to our stock-
holders.  The first graph illustrates the categories of average earning assets and the portion each category is of the total for the last three years.  The following table is the data illustrated by this graph.

					                 Loans        	Investment Securities	    Other
			1996	           	$290,413	             $162,188           $4,199
			1995		            276,166	 	            143,358 	          2,078
			1994		            247,791	 	            158,505	           2,998


The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

		         Interest-Bearing Deposits		   Noninterest-Bearing Deposits	   Other
	1996		            $382,393			                   $61,509			             $1,043
	1995		             352,747				                   56,742			              2,415
	1994		             348,856				                   55,557			              1,462


		Average earning assets increased 8.4% in 1996 compared to an
3.0% increase in 1995 and a 7.6% increase in 1994.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1996, average net loans represented
63.6% of average earning assets. Total average net loans increased during the last three years showing an 5.2% growth from 1995 to 1996, an 11.5% growth from 1994 to 1995, and a 6.1%
growth from 1993 to 1994. Average investments represented 36.4% of average earning assets at December 31, 1996, and increased
14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. The assets purchased were buildings and equipment and not earning assets. Most of the increase in investments can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995, and increased 11.6% in 1994. Average total assets increased during the last three years as evidenced by an 8.4% growth from 1995 to 1996, a 2.6% growth from 1994 to 1995, and a 7.4% growth from 1993 to 1994. Please refer to the color graphs at the end of this document that illustrate this growth.

	The bank's average deposits grew during the last three years reflecting an 8.4% growth from 1995 to 1996, a 1.3% growth from
1994 to 1995, and a 6.8% growth from 1993 to 1994.
Approximately half of the increase in average deposits can be attributed to the acquisition discussed earlier in this section.
 Short and medium term rates were more competitive compared to longer term rates during the first half of 1996 and some depositors moved money back into interest-bearing transaction accounts, which increased 6.3% during 1996 but had declined in
1995 as investors took advantage of higher certificate of
deposit rates. Over half of the increase during 1996 was attributable to the acquisition. Average interest-bearing checking accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994. Average savings deposits increased 8.1% during 1996, over 54% from the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995 compared to a 12.2% increase in 1994. Average certificates of deposit under $100,000 increased 11.3% during 1996, 60.0% from the acquisition, increased 8.0% in 1995, and declined 1.2.% in 1994. Certificates of deposit over $100,000 increased 6.3% in 1996, 87.8% from the acquisition, compared to a 24.8% increase in 1995 and a 10.4% increase in 1994.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST  RATE  SENSITIVITY

	The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.

	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1996, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at December 31, 1996, 1995, and 1994 was 4.66%, 4.79%, and 4.68%
respectively.


TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
          (Dollars in Thousands)
  		                                       3 Months 		 3-6 	    	6-12   		Over 1
As of December 31, 1996 		                 or Less 		 Months 		 Months 	 	Year		       Total
Earning assets
  Loans and leases, net of unearned     	$ 	58,045 	$ 	42,594 	$ 	65,730 	$	137,632 	$	304,001
  Taxable investment securities 		          13,855 	  	10,000 	  	13,500	  	 90,061 		 127,416
  Tax-exempt investment securities 		        1,000 		   1,100 		     900		   44,271 		  47,271

     Total earning assets 		                72,900 	  	53,694 		  80,130 		 271,964 	$	478,688

Interest-bearing liabilities
  NOW and money market accounts 		          45,590 		     - 		    64,588		   43,136 	$ 153,314
  Savings 		                                   - 	 	      - 		    41,594 		     - 	 	   41,594
  Time 		                                   41,547 		  33,805 		  50,657 		  25,077 		 151,086
  Time over $100,000 		                     11,680 		   9,813 		  12,825 		   4,812		   39,130
  Other short-term debt 		                   5,523 		     - 	 	      - 	 	      - 		     5,523

Total interest bearing liabilities 		      104,340 		  43,618 		 169,664		   73,025 	$	390,647

Noninterest-bearing, net                                 								(88,041)

Net asset/liability funding gap 		         (31,440) 		 10,076 		 (89,534)		 110,898

Cumulative net asset/liability
 funding gap 	                           $ (31,440) $	(21,364) $(110,898) 	$ 	  -

<F22>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS


LOANS AND LOAN QUALITY

	As with most commercial banking institutions, the loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different
segments of the economy or in particular industries.    The
composition of the loan portfolio is disclosed in detail in Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements.

	The Bank follows written loan policies which include loan review procedures and approvals. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1996.

	Table D, RISK ELEMENTS IN THE LOAN PORTFOLIO, includes all loans management considers to be potential problem loans, summarizes average loan balances, and reconciles the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

	Loans having recorded investments of $5.1 million at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 1.7% of gross loans.
 Commercial loans comprised $.384 million of the total, with loans secured by real estate accounting for $3.6 million, and installment loans $1.1 million. The gross interest income that would have been recorded during 1996 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $374, $365, and $193 thousand for the years ended December 31, 1996, 1995, and 1994 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	A graph on the bottom of this page is included in the materials sent to the stockholders that illustrates the increase in average net loans and the ratio of net loan charge offs to
average loans for the last eight years.  The ratio at December
31, 1996 was .36%.  This ratio, although higher than 1994 and
1995 ratios, is well below industry levels.   The following
table is the data illustrated by this graph.

				                                   Avg Loans       	Ratio  Net
                                  				Outstanding	       CO/Avg Ln
                    		1989		           $163,003	          0.0032%
                    		1990		            172,749	          0.0030
                    		1991		            182,561	          0.0037
                    		1992		            215,158	          0.0023
                    		1993		            233,608	          0.0030
                    		1994		            247,791          	0.0014
                    		1995		            276,166	          0.0012
                   			1996		            290,413	          0.0036





                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO


	                      								                                   December 31
                                              	1996      		1995     	 	1994     	 	1993     	 	1992
                                                  									(Dollars  In Thousands)
Average amount of loans outstanding       	 $ 290,413 	 $ 276,166 	 $	247,791 	 $	233,608 	 $ 215,158

Balance of allowance for possible loan
  losses at beginning of year 	             $  	2,678 	 $  	2,342 	 $  	2,024	  $  	2,254 	 $ 	 1,917
Loans charged-off:
  Loans secured by real estate    		              368 		       15 		      135 		      396		       245
  Commercial and industrial loans    		           141 		      170 		       42 		      222		       124
  Individuals 		                                  879 		      371 		      246 		      230 		      249
     TOTAL  LOANS CHARGED OFF 		                1,388 		      556 		      423 		      848		       618
Recoveries of loans previously charged off:
  Loans secured by real estate 		                 111 		       97 		        9 		       56 		        3
  Commercial and industrial loans 		               42 		       14 		       36 		       52 		       80
  Individuals 		                                  183 		      111 		       36 		       40 		       32
     TOTAL RECOVERIES 		                          336 		      222 		       81 		      148 		      115
       NET  LOANS CHARGED-OFF 		                1,052 		      334 		      342		       700 		      503
Provision charged to operating expenses 		      1,300 		      670 		      660		       470 		      840
     BALANCE OF ALLOWANCE FOR
      POSSIBLE LOAN LOSSES AT
       END OF YEAR 	                        $ 	 2,926 	 $ 	 2,678 	 $ 	 2,342 	 $ 	 2,024 	 $ 	 2,254

Ratio of net charge-offs during the
    period to average loans outstanding 		      0.36% 		    0.12% 		    0.14%		     0.30% 		    0.23%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1996, the Corporation had a ratio of average capital to average assets of 10.36%. This compares to a ratio of average capital to average assets of 10.08% at December
31, 1995, and 9.25% at December 31, 1994.

	Cash dividends declared in 1996 were 11.4% more than those paid in 1995. The dividend to net income ratio was 20%. Additional dividends of approximately $14.8 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

	As of December 31, 1996, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 17.7% and 18.7% respectively. One year earlier, the comparable ratios were 16.9% and 17.9%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital strength of the Corporation and the Bank.

		A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation
for the last six years.	The following table is the data illustrated
by this graph in thousands of dollars.

                      				1990		           $27,358
                      				1991		            30,194
                      				1992		            33,414
                      				1993		            37,454
                      				1994		            41,820
                      				1995		            46,755
                      				1996		            52,067

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 7.5% in 1996 due to a wider gross margin that was enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.8% in 1996 accounting for 73.7% of gross interest income. Interest earned on investment securities and other investments increased 12.8% in 1996 rounding out gross interest income contributing 26.3%. Total interest income increased
11.9% in 1995 and 7.3% in 1994.


Interest Expense

	Total interest expense increased 8.4% in 1996 due mostly to the increase in interest-bearing deposits, about half of which can be attributed to the acquisition indicated earlier.  This
increase compares favorably to a 19.9% increase in 1995 and a
6.9% increase in 1994.  The cost of interest-bearing deposits remained steady all year under monthly monitoring by the
Asset/Liability Committee.  This contributed to the wider gross
margin achieved during 1996.   The net interest margin (tax
equivalent net interest income divided by average earning assets) was 4.7% at the end of 1996 compared to 4.8% in 1995 and 4.7% in 1994.

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


Noninterest Income and Expense

		Noninterest income increased 28.4% during 1996 led by the increase in service charges from new and acquired customers.
This compares to a 14.9% increase in 1995 and a 1.6% increase in 1994. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1996 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

			             Income Category        		Income $	       % of Total
       		Income from trust services		     $1,324			         22.8%
       		Service fees on deposits		        3,374			         58.1%
       		Other service fees		                746			         12.8%
       		Other				                           363			          6.3%


		Noninterest expenses, excluding the provision for possible loan losses, increased 5.8% in 1996 which is a much smaller increase than the 6.2% increase in 1995. The increase in 1994 was 5.4% for a smaller corporation. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $6 thousand in 1996 compared to $500 thousand in 1995 and $891 thousand in 1994. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest expense in 1996 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

		                Expense Category	           Expense $		       % of Total
                		Personnel			                 $7,031			            46.5%
                		Occupancy			                  1,211			             8.0%
                		Furniture and equipment 		    1,581			            10.5%
                		FDIC insurance		   	              7			               0%
                		Other				                     5,292			            35.0%

                      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE E - FIVE YEAR COMPARISON

		                                        1996  	  	  1995      		 1994     		  1993  		     1992
INTEREST INCOME
 Interest and fees on loans          	$27,343,817 	$25,857,982 	$21,130,914 	$19,518,742 	$19,791,548

 Income on investment securities
   Taxable interest 		                  6,892,118 		 6,179,492 	 	7,012,626		  6,925,404 		 6,898,114
   Exempt from federal income tax 		    2,366,764 		 2,156,813		  2,184,666 		 1,857,168 		 1,825,869
   Dividends 		                           256,951 		   177,790 		   204,948 		    72,054		    110,874

                                      		9,515,833 		 8,514,095 		 9,402,240 		 8,854,626 		 8,834,857

 Other interest income 		                 223,019 		   121,492 		   284,384		    347,287 		   195,744

    TOTAL INTEREST INCOME 		           37,082,669 		34,493,569		 30,817,538 		28,720,655 	 28,822,149

INTEREST EXPENSE
  Interest on deposits 		              16,617,525 		15,247,875 		12,770,618		 11,998,235 		13,329,557
  Interest on other short term
   borrowings 		                           94,232 		   174,370		     93,286 		    38,339 		    47,449

    TOTAL INTEREST EXPENSE 		          16,711,757 		15,422,245		 12,863,904 		12,036,574 		13,377,006

    NET INTEREST INCOME 		             20,370,912 		19,071,324		 17,953,634 		16,684,081 		15,445,143

PROVISION FOR POSSIBLE LOAN LOSSES  	   1,300,000 		   670,000		    660,000 		   470,000 		   840,000
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		     19,070,912		 18,401,324 		17,293,634 		16,214,081 		14,605,143

NONINTEREST  INCOME
  Trust department income 		            1,323,525 		 1,251,642 		 1,249,359		    863,952 		   753,239
  Service fees on deposit accounts 		   3,373,805 		 2,697,332		  2,317,992 		 2,206,026 		 2,123,096
  Other service fees, commissions,
    and fees 		                           745,523 		   300,407 		   336,758 		   509,009		    401,618
  Other operating income 		               363,430 		   322,634 		   319,466		    315,108 		   191,363
  Available for sale securities
   gains (losses) 		                        - 		         1,182 		  (243,690)		    23,896 		    28,434

    TOTAL NONINTEREST  INCOME 		        5,806,283 		 4,573,197		  3,979,885 		 3,917,991 		 3,497,750

NONINTEREST  EXPENSES
  Salaries and employee benefits 		     7,030,588 		 6,620,827		  6,247,706 		 5,686,965 		 5,283,086
  Net occupancy expense 		              1,211,067 		 1,279,434 		 1,190,678		  1,070,971 		   984,650
  Furniture and equipment expense 		    1,580,753  		1,382,769  		1,069,856 		   889,848 		   801,453
  Loss on other real estate 		              - 		        50,724 		     4,000		    103,122 		   312,064
  Other operating expenses 		           5,298,652 		 5,006,292		  4,996,107 		 4,903,949 		 4,460,696

    TOTAL NONINTEREST EXPENSES 		      15,121,060	  14,340,046 		13,508,347 		12,654,855 		11,841,949

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		              9,756,135		  8,634,475 		 7,765,172 		 7,477,217 		 6,260,944

PROVISION FOR INCOME TAXES 		           2,889,339 		 2,518,769 		 2,203,746		  2,220,965 		 1,768,840

       NET INCOME  	                  $	6,866,796 	$ 6,115,706 	$	5,561,426  $	5,256,252 	$	4,492,104

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	    $ 	    4.90  $ 	    4.37 	$ 	    3.97	 $ 	    3.75 	$ 	    3.21

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


Net Income

	Net income was 12.3% higher in 1996 than in 1995. As indicated earlier, the improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance.
These improvements were partially offset by higher additions to the allowance for loan losses.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued one standard that has not been adopted by the Bank but is required to adopted after December 31, 1996. The Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes guidance on when to recognize and how to measure these financial assets and liabilities. The statement is effective prospectively for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It supersedes Statement No. 122, "Accounting for Mortgage Servicing Rights", which was effective for fiscal years beginning after December 15, 1995. Management does not believe this statement will have any material effect on future issues.


SHAREHOLDER INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1996, had a market value of $91 million and were held by 1,525 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The table on the right lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

		                                Price Range of 			       Dividend
                                	 	Common Stock 	 		         Paid
                               	High 		     Low 		        Per Share
		      First quarter          $	40.00  		 $	36.00  	      $
      		Second quarter           42.00  			  37.00  		        0.39
	1994  	Third quarter 		         43.00    			37.00
      		Fourth quarter 		        45.00  			  38.00  		        0.41
                                                   								$ 	0.80

        First quarter          $ 45.00     $ 45.00         $
      		Second quarter 		        48.00  			  45.00  		        0.43
	1995  	Third quarter 		         50.00  			  48.00
      		Fourth quarter 		        54.00  			  50.00  		        0.45
                                                   								$ 	0.88

      		First quarter 	        $	56.00  		 $	56.00  	      $
      		Second quarter 		        58.00  			  56.00  		        0.47
	1996  	Third quarter 		         63.00  			  60.00
      		Fourth quarter 		        65.00  			  63.00  		        0.51
                                                 							  	$ 	0.98

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 	COMPARATIVE DATA
                               	(In Thousands of Dollars)
		                               1996  	 	  1995  		   1994  		   1993  		   1992
AVERAGE ASSETS 	             $ 502,700 	$	463,739 	$	451,953 	$	420,760 	$	381,379

AVERAGE LOANS (NET) 	        $	290,413 	$	276,166 	$	247,791 	$ 233,609 	$	215,158

AVERAGE DEPOSITS 	           $	443,902 	$	409,489 	$	404,412 	$	378,782	 $	343,128

RETURN ON EQUITY AND ASSETS
  Return on average assets 		    1.37% 		   1.32% 		   1.23% 		   1.25%		    1.18%

  Return on beginning equity 		 14.06% 		  13.95% 		  14.11%		   14.93% 		  14.21%
  Average equity to
    average assets 		           10.36% 		  10.08% 		   9.25% 		   8.90%		    8.76%

COMMON DIVIDEND PAYOUT RATIO
  Earnings per share 	       $ 	  4.90  	$  	4.37 	 $  	3.97 	 $ 	 3.75 	$	   3.21

  Cash dividends per share 	 $ 	  0.98 	 $ 	 0.88 	 $ 	 0.80 	 $ 	 0.73	 $ 	  0.64

  Ratio 		                         20% 		     20% 		     20% 		     19% 		     20%

                                           	NET INTEREST MARGIN
                                         	(In Thousands of Dollars)
                                  		1996     		1995     		1994     		1993    		1992
INTEREST INCOME

 (TAX EQUIVALENT) 	              $ 37,985 	 $	35,626 	 $	32,039 	 $	29,465  $ 29,564

INTEREST EXPENSE 		                16,712 		  15,422 		  12,864 		  12,037 		 13,377

	                                $	21,273  	$	20,204 	 $	19,175 	 $	17,428 	$	16,187
NET INTEREST MARGIN* 		             4.66% 		   4.79% 		   4.68% 		   4.58% 		  4.67%

<F23>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.

Nine color graphs are included on the following page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the previous page. The third, fourth and fifth graphs illustrate return on stockholders' equity, earnings per share with cash dividends and stockholder's equity for the last five years.
The sixth graph illustrates average net loans for the last five years. The seventh and eighth graphs illustrate deposits and assets for the last five years. The information for these graphs was taken from the "COMPARATIVE DATA" table on the previous page. The final graph which illustrates net interest income for the last five years was taken from the net interest margin section in the "COMPARATIVE DATA" table on the previous page.






Employees

FFMC has no employees. Its subsidiary, the Bank had approximately two hundred and four (204) full time employees and fifty-five (55) part time employees. Six of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.


Item 2.  Properties.

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are attached to and made a part of Annual Report to Stockholders which is attached hereto as
Exhibit 13. Other real estate owned by the Bank as of December 31, 1996, included: (1) a 16.88 acre truck stop located at the Bucksnort exit of I-40 and (2) a one-tenth interest in approximately one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US 31 Highway. The properties are not depreciated.



       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 and 1995
ASSETS 		                                           1996  		        1995
Cash and due from banks         	                $ 	27,916,507	  $ 	31,281,706
Securities
 Available for sale (amortized cost
  $55,898,299 and $10,875,527 respectively)   		    56,141,535 		   11,269,006
 Held to maturity (fair value $119,226,021
  and $128,829,961 respectively) 		                118,541,750 		  127,662,682
      Total securities - Note 2 		                 174,683,285		   138,931,688
Loans, net of unearned income - Note 3 		          303,732,044		   291,930,311
 Allowance for possible loan losses - Note 4   		   (2,926,063)		   (2,678,386)
      Net loans 		                                 300,805,981 		  289,251,925
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                          6,829,475 		    6,397,936
Other assets 		                                     15,094,426 		   11,171,993

      TOTAL ASSETS 	                             $	525,329,674 	 $	477,035,248

LIABILITIES
Deposits
 Noninterest-bearing 	                           $ 	75,589,511 	 $ 	67,420,536
 Interest-bearing (including certificates
  of deposit over $100,000:
   1996 - $39,129,547; 1995 - $30,593,803)       		384,983,050 		  343,357,525
       Total deposits 		                           460,572,561 		  410,778,061
Federal funds purchased 		                           5,000,000 		   10,000,000
Dividends payable 		                                   714,000 		      630,000
Other short term liabilities 		                        522,928 		    1,955,000
Accounts payable and accrued liabilities 		          4,119,059 		    4,675,712

      TOTAL LIABILITIES 		                         470,928,548 		  428,038,773

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9

STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued
 and outstanding - Note 1 		                        14,000,000 		   14,000,000
Retained earnings - Note 6 		                       40,255,185 		   34,760,389
Net unrealized loss on available-for-sale
 securities, net of tax                              		145,941 		      236,086
     TOTAL STOCKHOLDERS' EQUITY 		                  54,401,126 		   48,996,475

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $	525,329,674 	 $	477,035,248


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                                		 				           Net Unrealized
				                                                 	            	Gain (Loss) On
                                                   		Common       		Retained    	  	Available-for-sale
                                                    		Stock   	    	Earnings 	        	Securities 		           Total

BALANCE AT JANUARY 1, 1994 	                     $ 	7,000,000 	 $ 32,407,573 	     $     	- 	               $	39,407,573
Cumulative effect of change in
  accounting principle (net of
  deferred income taxes of $171,405) - Note 1 		        - 		          27,684		           229,424 		              257,108
Two-for-one stock split - Note 1 		                 7,000,000 		  (7,000,000) 		           -		                     -
Net income for the year 		                              - 		       5,561,426 		            - 		                5,561,426
Cash dividends declared, $.80 per share 		              - 		      (1,120,000) 		           -		                (1,120,000)
Net unrealized loss on available-for-sale
  securities, net of tax		                              - 		           - 		             (277,981) 		            (277,981)

BALANCE AT DECEMBER 31, 1994 		                    14,000,000     29,876,683		           (48,557) 		          43,828,126
Net income for the year 		                              - 		       6,115,706 		            - 		                6,115,706
Cash dividends declared, $.88 per share 		              - 		      (1,232,000) 		           -		                (1,232,000)
Net unrealized gain on available-for-sale
  securities, net of tax 		                             - 		           - 		              284,643 		              284,643

BALANCE AT DECEMBER 31, 1995 		                    14,000,000 		  34,760,389 		          236,086		            48,996,475
Net income for the year 		                              - 		       6,866,796 		            - 		                6,866,796
Cash dividends declared, $.98 per share 		              - 		      (1,372,000) 		           -		                (1,372,000)
Net unrealized loss on available-for-sale
  securities, net of tax 		                             - 		           - 		              (90,145) 		             (90,145)

BALANCE AT DECEMBER 31, 1996 	                   $	14,000,000 	 $	40,255,185 	     $   	 145,941 	          $	54,401,126

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                      		    1996  		       1995  	   	    1994
INTEREST INCOME
 Interest and fees on loans 	         $ 	27,343,817 	$ 	25,857,982 	$ 	21,130,914

 Interest on investment securities
   Taxable interest 		                    6,892,118 		   6,179,492 		   7,185,169
   Exempt from federal income tax 		      2,366,764 		   2,156,813    		2,184,666
   Dividends 		                             256,951 		     177,790 		     204,948
                                        		9,515,833 		   8,514,095 		   9,574,783
   Other interest income 		                 223,019 		     121,492 		     111,841

     TOTAL INTEREST INCOME 		            37,082,669 		  34,493,569   		30,817,538

INTEREST EXPENSE
  Interest on deposits 		                16,617,525 		  15,247,875 		  12,770,618
  Interest on other short term
    borrowings 		                            94,232 		     174,370		       93,286

     TOTAL INTEREST EXPENSE 		           16,711,757 		  15,422,245   		12,863,904

     NET INTEREST INCOME 		              20,370,912 		  19,071,324		   17,953,634
PROVISION FOR POSSIBLE LOAN
  LOSSES - Note 4 		                      1,300,000		      670,000 		     660,000

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES 		      19,070,912		   18,401,324 		  17,293,634

NONINTEREST  INCOME
  Trust department income 		              1,323,525 		   1,251,642 		   1,249,359
  Service fees on deposit accounts 		     3,373,805 		   2,697,332	    	2,317,992
  Other service fees, commissions,
    and fees 		                             745,523		      300,407 		     336,758
  Other operating income 		                 363,430 		     322,634 		     319,466
  Available for sale securities
    gains (losses) 		                         -		            1,182 		    (243,690)

     TOTAL NONINTEREST INCOME 		          5,806,283 		   4,573,197		    3,979,885

NONINTEREST  EXPENSES
  Salaries and employee benefits 		       7,030,588 		   6,620,827		    6,247,706
  Net occupancy expense 		                1,211,067 		   1,279,434 		   1,190,678
  Furniture and equipment expense 		      1,580,753 		   1,382,769	    	1,069,856
  Deposit insurance 		                        6,549 		     499,709 		     890,646
  Loss on other real estate 		                - 		          50,724 		       4,000
  Other operating expenses 		             5,292,103 		   4,506,583    		4,105,461

     TOTAL NONINTEREST EXPENSES 		       15,121,060		   14,340,046 		  13,508,347

       INCOME BEFORE PROVISION FOR
         INCOME TAXES 		                  9,756,135 		   8,634,475		    7,765,172

PROVISION FOR INCOME TAXES - Note 8 		    2,889,339 		   2,518,769		    2,203,746

         NET INCOME  	                $  	6,866,796 	$  	6,115,706 	$  	5,561,426

EARNINGS PER COMMON SHARE - Note 1
  (1,400,000 outstanding shares) 	    $ 	      4.90 	$       	4.37 	$       	3.97

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                          		1996        		1995        		1994
OPERATING ACTIVITIES
  Net income 	                           $ 	6,866,796 	$ 	6,115,706 	$ 	5,561,426
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Excess of provision for possible
     loan losses over net charge offs   		    247,677 		    336,096 		    318,639
    Provision for depreciation and
     amortization of premises and
     equipment 		                             685,005 		    645,816 		    589,045
    Provision for depreciation of
     leased equipment 		                      521,500		       - 	 	         -
    Amortization of deposit base
     intangibles 		                           224,212		     168,020 		    168,020
    Amortization of investment
     security premiums, net of
     accretion of discounts 		                553,355 		    641,104		     678,968
    Increase in cash surrender value
     of life insurance contracts 		          (111,685) 		   (65,936) 		   (75,287)
    Deferred income taxes 		                 (161,999) 		  (233,403) 		  (163,907)
   (Increase) decrease in
     Interest receivable 		                  (125,119) 		  (255,109)		   (992,872)
     Other assets 		                          307,844 		    912,162 		    344,572
    Increase (decrease) in
     Interest payable 		                     (494,950) 		   577,137 		    222,605
     Other liabilities   		                   (61,704) 	   	458,939 		    287,975

       TOTAL ADJUSTMENTS 	  	               1,584,136 		  3,184,826		   1,377,758

       NET CASH PROVIDED BY OPERATING
         ACTIVITIES                       		8,450,932 	  	9,300,532 		  6,939,184

INVESTING ACTIVITIES
  Proceeds from maturities, calls, and
   sales of available-for-sale securities	  3,020,054 		  7,306,453  		25,152,051
  Proceeds from maturities and calls of
   held-to-maturity securities 		          56,112,000 		 18,848,992 		  5,092,000
  Purchases of investment securities
   Available-for-sale 		                  (48,222,295) 	 (3,168,200)		(16,942,994)
   Held-to-maturity 		                    (47,364,954) 		(6,459,372)		(19,495,987)
  Net increase in loans 		                (11,801,733)  (29,236,191)		(18,778,658)
  Purchases of premises and equipment    		(1,116,543) 	  	(850,672)   		(418,586)
  Purchase of equipment leased 		          (2,607,500) 		     - 	 	         -
  Purchase of deposit base intangibles   		(1,124,258)  		    - 	      	    -
  Purchase of single premium life
   insurance contract                      		(785,330) 	   	  -      	 	    -

       NET CASH USED BY INVESTING
        ACTIVITIES                      		(53,890,559) 	(13,558,990)		(25,392,174)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits 		         29,930,577 	  	5,625,638	  	16,217,348
 Assumption of deposit liabilities
  - Note 12 		                             19,863,923 		      - 	 	         -
 Net increase (decrease) in short
  term borrowings                        		(6,432,072)  		4,355,000 	  	7,000,000
 Cash dividends 		                         (1,288,000) 		(1,176,000) 		(1,071,000)

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                       		42,074,428   		8,804,638  		22,146,348

       INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                 		(3,365,199) 	 	4,546,180 		  3,693,358

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR 		                                31,281,706		  26,735,526 		 23,042,168

CASH AND CASH EQUIVALENTS AT END OF
 YEAR 	                                  $	27,916,507 	$	31,281,706 	$	26,735,526

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

		As of December 31, 1996, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fourteen (14) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1996, amounted to approximately $8.9 million.


Cash Equivalents

		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.


Securities

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

Securities (Continued)

		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.

		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in non-accrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

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


	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property.
However, when the property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $450 thousand at December 31, 1996, and $483 thousand at December 31, 1995.


Allowance for Possible Loan Losses

	The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Loan quality is monitored by Loan

            FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Possible Loan Losses (Continued)

Review, the Special Assets Committee, and the Credit Administrator. The amount by which a loan is determined to be impaired is added to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.


Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3 to 33 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

		Certain other equipment purchased for lease to an outside party under a five year operating lease is included in other assets at cost less accumulated depreciation. The equipment is being depreciated on an accelerated basis over seven years.


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


Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1996 - $224,212; 1995 - $168,020;  and  1994 - $168,020.

           FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

Securities with an amortized cost of $103,540,673 and $93,101,954 at December 31, 1996 and 1995, respectively (fair value: 1996 - $104,061,311; 1995 - $93,937,766), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1996, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                      Amortized                Gross Unrealized                Fair
		                                       Cost 	            	  Gain       	 	Loss 	        	    Value

December 31, 1996
Available-for-sale securities
  U.S. Treasury 	                  $ 	26,412,520 	        $  	162,913 	   $ 	  63,634 	    $ 	26,511,799
  U.S. Government agencies   		       26,850,441 		            45,866 		      318,203   		    26,578,104
  Other securities   		                2,635,338 		           565,044 		      148,750 		       3,051,632
                                  	$ 	55,898,299 	        $  	773,823 	   $  	530,587 	    $ 	56,141,535

Held-to-maturity securities
  U.S. Treasury 	                  $ 	30,504,935 	        $ 	 106,345 	   $   	22,080 	    $ 	30,589,200
  U.S. Government agencies   		       39,679,582 	           	245,034 		       87,434		       39,837,182
  States and political subdivisions 		47,538,074 		           700,948		       283,420 		      47,955,602
  Other securities 		                    819,159 		            24,878 		        - 	 	            844,037
                                  	$	118,541,750 	        $	1,077,205 	   $  	392,934 	    $	119,226,021

December 31, 1995
Available-for-sale securities
  U.S. Treasury 	                  $  	5,064,421 	        $   	72,679    	$ 	   - 	        $  	5,137,100
  U.S. Government agencies 		          3,279,968 		            72,268 		        2,570		        3,349,666
  Other securities 		                  2,531,138 		           254,102 		        3,000 		       2,782,240
	                                  $ 	10,875,527 	        $ 	 399,049 	   $ 	   5,570 	    $ 	11,269,006

Held-to-maturity securities
  U.S. Treasury 	                  $ 	61,426,813 	        $  	295,846 	   $ 	  59,359 	    $ 	61,663,300
  U.S. Government agencies 		         23,498,204 		           267,237 		       48,041		       23,717,400
  States and political subdivisions 		42,415,025 		           934,439		       241,048 		      43,108,416
  Other securities 		                    322,640 		            18,205 		       - 		              340,845
                                 	 $	127,662,682 	        $	1,515,727 	   $ 	 348,448 	    $	128,829,961

<F4>
Table I - Amortized Cost and Fair Value of Investment Securities.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES  (Continued)

		At December 31, 1996, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1996, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of
available-for-sale securities were $3,020,054, $7,306,453, and $25,152,051 during 1996, 1995, and 1994 respectively. Proceeds from the maturity or call of held-to-maturity securities were $56,112,000, $18,848,992, and $5,092,000 during 1996, 1995, and
1994 respectively.  There were no gains or losses in 1996.
Gross gains of $1,182 and gross losses of $-0- were realized on
the dispositions in 1995.   Gross gains of $-0- and gross losses
of $243,690 were realized on the dispositions in 1994.

                            		        Amortized 	       	 Fair 		         Yield
                                       		Cost 		          Value 		     (Unaudited)

Available-for-sale securities
U.S. Treasury
  Within one year 	                 $ 	16,189,997 	  $ 	16,176,499 		     5.6%
  After one but within five years 	    	9,171,798 		     9,274,000		      6.3%
  After five but within ten years 		    1,050,725 		     1,061,300      		6.4%
U.S. Government agencies
  Within one year 		                    1,000,000 		     1,021,300 		     8.0%
  After one but within five years 		   24,543,375 		    24,255,710      		5.9%
  After five but within ten years 	    	1,043,738 	     	1,038,400      		6.2%
  After ten years 		                      263,328 		       262,694 		     6.1%
  Other securities 		                   2,635,338 		     3,051,632 		     8.9%
	                                   $ 	55,898,299 	  $ 	56,141,535

Held-to-maturity securities
U.S. Treasury
  Within one year 	                 $ 	22,067,254 		 $  22,103,400 		     5.6%
  After one but within five years 		    5,238,326 		     5,301,900      		6.4%
  After five but within ten years 		    3,199,355 		     3,183,900		      6.0%
U.S. Government agencies
  Within one year 		                    4,504,421 		     4,512,100 		     6.1%
  After one but within five years 		   17,076,622 		    17,210,700      		6.4%
  After five but within ten years 		   18,098,539 		    18,114,382      		6.4%
States and political subdivisions
  Within one year 		                    3,015,087 		     3,061,625 		    10.0%
  After one but within five years 		   12,976,264 		    13,229,979      		8.1%
  After five but within ten years 		   20,837,173 		    20,940,923       	7.4%
  After ten years 		                   10,709,550 		    10,723,075 		     7.8%
Other securities
  After one but within five years 		      319,159 		       330,087 		     8.0%
  After five but within ten years 		      500,000 		       513,950 		     7.3%
 	                                  $	118,541,750 	  $ 119,226,021

<F5>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

                                                 		    1996  		                1995
Loans secured by real estate
   Construction  and  land development 	          $ 	 8,751,021 	        $  	7,399,095
   Farmland 		                                        6,923,739 		           7,849,137
   Lines of credit 		                                   192,010 		             339,108
   1-4 family residential property - first lien 	  	116,905,803 		         111,016,393
   1-4 family residential property - junior lien 		   6,461,497            		7,177,285
   Multifamily residential property 		                2,487,453 		           3,729,687
   Non farm, non residential property 		             46,114,930 		          44,224,353

      Subtotal 		                                   187,836,453 		         181,735,058

Commercial and  industrial loans
   Commercial  and  industrial 		                    53,577,210 		          51,758,675
   Taxable municipal loans 		                           240,000 	 	            270,000
   All other loans 		                                   748,125 		              88,239

      Subtotal 		                                    54,565,335 		          52,116,914

Tax exempt municipal loans 		                           605,933 		           1,485,071

Loans to individuals
   Agricultural production 		                         2,894,845 		           3,659,215
   Lines of credit 		                                   200,903 		             135,230
   Individuals for personal expenditures 		          57,897,835           		53,026,209

      Subtotal 		                                    60,993,583 		          56,820,654

                                                  		304,001,304 		         292,157,697

Less:
   Net unamortized loan origination fees 		            (269,260) 		           (225,368)
   Unearned interest income 		                            - 		                  (2,018)
   Allowance for possible loan losses 		             (2,926,063)      		    (2,678,386)

	                                                 $ 300,805,981 	        $ 289,251,925

<F6>
Table III - Loans Outstanding by Category at December 31, 1996
and 1995

		 	 	                                         (In Thousands of Dollars)
                            		Within 		        One to 		          After
                           		One Year 		     Five Years 		     Five Years 		   Total

Fixed rate loans 	          $ 	66,689 	       $ 	51,604 	       $ 	25,824 	 $	144,117
Variable rate loans 		         99,680 		         32,963 		         27,241 		  159,884

	                           $	166,369 	       $ 	84,567 	       $ 	53,065 	 $ 304,001

<F7>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1996

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

		Loans having recorded investments of $5,136,286 at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $1,146,000. Interest received on these loans during 1996 was $504,840. Impaired loans had recorded investments of approximately $5,856,000 at December 31, 1995.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1996 and 1995, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1996 or 1995.

                                        		Balance at
                                        		Beginning  				               Amount 		    Balance at
                                        		 of Year 		   Additions   		Collected 		  End of Year

            1996
Aggregate of certain party loans 	       $	7,706,004 	 $ 8,454,247 	 $	7,937,989 	  $ 8,222,262

            1995
Aggregate of certain party loans 	       $	6,494,271 	 $ 7,020,665   $	5,808,932 	  $ 7,706,004

<F8>
Table V - Analysis of Activity in Certain Party Loans

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      		                                       1996  		        1995  		       1994
Balance at beginning of year 	             $	2,678,386 	   $ 2,342,290 	  $	2,023,651
Provision charged to operating expenses    		1,300,000 		      670,000      		660,000
Loan losses:
  Loans charged off 		                      (1,388,422) 		    (555,957) 		   (422,831)
  Recoveries on loans previously
    charged off 		                             336,099 		      222,053 		      81,470

Balance at end of year 	                   $	2,926,063 	   $	2,678,386 	  $	2,342,290

<F9>
Table VI - Changes in the Allowance for Possible Loan Losses


		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1996.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

		                                                    1996          		1995
Land 	                                           $ 	1,348,288 	  $ 	1,204,288
Premises 		                                         7,013,942 		    6,648,329
Furniture and equipment 		                          4,068,373 		    3,949,617
Leasehold improvements 		                           1,149,732 		      879,695
                                                 		13,580,335 		   12,681,929
Less allowance for depreciation and amortization 		(6,750,860)		   (6,283,993)
	                                                $ 	6,829,475 	  $ 	6,397,936

	Annual provisions for depreciation and amortization of bank premises and equipment total $685,005 for 1996, $645,816 for 1995, and $589,045 for 1994. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,590,066 at December 31, 1996.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

 The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 1996, additional dividends of approximately $14,800,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2013. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $726,337, $660,121, and $409,764 for equipment leases, and $112,384,
$111,649, and $97,966 for building leases, in 1996, 1995, and
1994, respectively. Future minimum lease commitments as of December 31, 1996, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.


                                     		1997  	$  	784,704
                                       1998    	 	714,848
                        		             1999    		 383,334
                                     		2000    		 123,758
                                     		2001    		 123,758

Total future minimum lease payments 			       $	2,130,402

<F9>
Table VIII - Future Minimum Lease Commitments

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                           		1996       		1995      	  1994

Current:
  Federal 	                             $ 2,422,550 	 $	2,166,566 	$	1,831,848
  State 		                                  628,788 		    585,606 		   503,433

      Total current 		                    3,051,338 		  2,752,172 		 2,335,281
Deferred:
  Federal 		                               (137,700) 		  (198,393) 		 (111,805)
  State 		                                  (24,299) 		   (35,010) 		  (19,730)

      Total deferred 		                    (161,999) 		  (233,403)  		(131,535)
      Total provision for income taxes 	$	2,889,339   $	2,518,769  $ 2,203,746

<F10>
Table IX - Provisions for Income Taxes

                                           		1996  		      1995  		      1994
Allowance for possible loan losses 	    $ 	 914,386   $  	815,315 	  $ 	682,877
Write-down of other real estate 		          177,120 		    177,120 		    159,120
Deferred compensation 		                    336,255 		    256,139 		    156,227
Direct lease financing 		                     - 		          - 		         36,452
Unrealized loss on AFS securities 		          - 		          -          		32,372
Deferred loan fees 		                        26,863 		     44,051 		     24,546

  Deferred tax asset 		                   1,454,624 		  1,292,625 		  1,091,594

Unrealized gain on AFS securities 		        (97,294) 		  (157,392) 		     -

  Deferred tax liability 		                 (97,294) 	  	(157,392) 		     -

     Net deferred tax asset 	           $ 1,357,330 	 $	1,135,233	  $	1,091,594

<F11>
Table X - Deferred Tax Effects of Principal Temporary Differences

	     	                                             1996  		      1995       		1994
Tax expense at statutory rate 	                 $	3,317,086 	 $	2,935,722 	 $	2,640,158
Increase (decrease) in taxes resulting from:
  Tax-exempt interest 		                           (859,383) 	  	(783,011) 		  (780,946)
  Nondeductible interest expense 		                 101,534 		     89,491 		     75,019
  Other nondeductible expenses
    (nontaxable income) - net 		                    (21,170) 		   (28,114)		     (6,458)
  State income taxes, net of federal
    tax benefit 		                                  398,963 	    	363,393 	    	319,244
  Dividend income exclusion 		                      (34,855) 		   (18,324) 		   (29,571)
  Other 		                                          (12,836) 		   (40,388) 		   (13,700)
Total provision for income taxes 	              $	2,889,339 	 $ 2,518,769 	 $	2,203,746

Effective tax rate 		                                 29.6% 		      29.2% 		      28.4%

<F12>
Table XI - Reconciliation of Total Income Taxes Reported with
the Amount of Income Taxes Computed                   at the
Federal Statutory Rate (34% Each Year)

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1996, 1995, and 1994 amounted to $3,140,000, $2,756,442 and $2,431,332, respectively.

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

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1996, were $25,605,000 and $2,283,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW

		 Interest paid on deposits and other borrowings during 1996, 1995, and 1994 amounted to $17,206,708, $14,845,107, and
$12,641,299, respectively.


NOTE 11 - SHAREHOLDERS'  EQUITY

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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1996 and 1995, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		As of June 30, 1996, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank and this classification is confirmed by the most recent notification from the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                                                				      To Be Well
                                                                               				      Capitalized Under
                                                              		For Capital 	   	      Prompt Corrective
                                            Actual          	Adequacy Purposes 	   	    Action Provisions
As of December 31, 1996 		            Amount    		Ratio 		  Amount  		 Ratio > or = 	 Amount 		  Ratio > or =
<s >
Total Capital (to Risk Weighted
      Assets)   Consolidated 	     	 56,004,592 		18.69% 		23,972,003	 	 8.00% 		    29,965,004 	  	10.00%
                Bank 		              55,472,014 		18.55% 		23,923,241		  8.00% 		    29,904,051 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      53,078,528 		17.71% 		11,986,300  		4.00% 		    17,979,450 		   6.00%
                Bank 		              52,545,950 		17.57% 		11,962,652		  4.00% 		    17,943,978 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      52,066,624 		10.36% 		20,107,993		  4.00% 		    25,134,992 		   5.00%
                Bank 		              50,574,336 		10.07% 		20,089,111		  4.00% 		    25,111,388 		   5.00%

As of December 31, 1995
Total Capital (to Risk Weighted
      Assets)   Consolidated 		      51,162,164 		17.87% 		22,901,838 	 	8.00% 	    	28,627,297 		  10.00%
                Bank 		              50,682,365 		17.74% 		22,855,632	  	8.00% 		    28,569,541 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      48,483,778 		16.94% 		11,450,919		  4.00% 		    17,176,378 		   6.00%
                Bank 		              48,003,979 		16.80% 		11,429,519	  	4.00% 		    17,144,278 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      46,754,542 		10.08% 		18,549,574		  4.00% 		    23,186,967 		   5.00%
                Bank 		              45,891,248 	 	9.91% 		18,523,208	  	4.00% 		    23,154,010 		   5.00%

<F13>
Table XII - Capital Amounts and Capital Adequacy


NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a non-profit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $661,307, $633,459 and $602,010, in 1996, 1995, and
1994, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1996 - $620,657; 1995 - $594,221) purchased in 1993 to fund the plan and the related liability (1996 - $513,792; 1995 - $482,272) were included in other assets and other liabilities, respectively. Net non-cash income recognized on these policies of $26,436 in 1996 and $14,133 in 1995 is included in the above asset values. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $64,024 in 1996, $106,066 in 1995, and $98,925 in 1994.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $172,871 for 1996, $176,727 for 1995, and $126,262 for 1994 are recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Net non-cash income recognized on these policies of $85,249 in 1996 and $51,803 in 1995 is included in the cash surrender values of $1,887,171 and $1,801,922 reported in other assets at December 31, 1996 and 1995, respectively.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. An insurance premium of $795,000 was paid in November, 1996, of which $785,330 is the cash surrender value at December 31, 1996, and is included in other assets, and net expense of $9,670 is included in other operating expense.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replace- ment/split dollar plan. These policies have an aggregate face amount of $2,875,000.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

 	                                      December 31, 1996 		       December 31, 1995
                                      	Amortized    		Fair 	     	Amortized 		   Fair
                                         	Cost 		     Value 		       Cost 		     Value
                                                    (Dollars in Thousands)
Financial assets
  Cash and cash equivalents 	         $ 	27,917 	  $ 	27,917 	    $ 	31,282	   $ 	31,282
  Securities held to maturity 		        118,542 		   119,226 		     127,663		    128,830
  Securities available for sale 		       55,898 		    56,142 		      10,876		     11,269
  Loans, net 		                         300,806 		   309,401 		     289,252 		   298,076
  Accrued interest receivable 		          5,549 		     5,549 		       5,424		      5,424

Financial liabilities
  Deposits 		                           460,573 		   449,129 		     410,778 		   398,296
  Federal funds purchased 		              5,000 		     5,000 		      10,000 		    10,000
  Short term borrowings 		                  523 		       523 		       1,955 		     1,955
  Accrued interest payable 		             2,539 		     2,539 		       3,034 		     3,034

<F14>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1996, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                		First 		      Second 		     Third 	     	Fourth
                               		Quarter 	     	Quarter   	 	Quarter 	 	   Quarter 		       Total
     1996
Interest income 	             $	9,052,224 	   $	9,280,303 	 $	9,249,133  	$	9,501,009 	 $37,082,669
Interest expense 		             3,989,386 		    4,153,059 		  4,260,324 		  4,308,988		  16,711,757

Net interest income 		          5,062,838 		    5,127,244 		  4,988,809		   5,192,021 		 20,370,912
Provision for possible loan
  losses 		                       250,000 		      300,000 		    200,000 		    550,000 		  1,300,000
Noninterest expenses, net of
  noninterest income 		         2,327,604 		    2,234,505 		  2,335,349		   2,417,319 		  9,314,777

Income before income taxes 		   2,485,234 		    2,592,739 		  2,453,460		   2,224,702 		  9,756,135
Income taxes 		                   777,319 		      776,659 	    	694,636 		    640,725 	  	2,889,339

Net income 	                  $ 1,707,915 	   $	1,816,080 	 $	1,758,824 	 $	1,583,977 	 $	6,866,796

Earnings per common share
    (1,400,000 shares) 	      $ 	    1.22 	   $  	   1.30   $ 	    1.25 	 $ 	    1.13	  $ 	    4.90

                                  	First 		     Second 		     Third 	     Fourth
                               		Quarter 		     Quarter 		   Quarter 		   Quarter 		       Total
     1995
Interest income 	             $	8,244,228 	   $ 8,640,769 	 $	8,720,212   $	8,888,360 	 $34,493,569
Interest expense 		             3,654,485 		    3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		          4,589,743 		    4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
  losses 		                       145,000 		      140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
  noninterest income 		         2,492,505 		    2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		   1,952,238 		    2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                   512,448 		      589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                  $ 1,439,790 	   $	1,506,603 	 $	1,490,537 	 $	1,678,776 	 $	6,115,706

Earnings per common share
  (1,400,000 shares) 	        $ 	    1.03 	   $  	   1.08 	 $ 	    1.06 	 $ 	    1.20 	 $ 	    4.37

<F15>
Table XIV - Consolidated Quarterly Results of Operations


NOTE 16 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fifteen domestic offices. The average amounts of deposits and the average rates paid are summarized in Table XV. Maturities of time deposits of $100,000 or more at December 31 are indicated in Table XVI.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS  (Continued)

                                            	1996  	 	             1995  	 	          1994
                                                 (Dollars in Thousands)
Demand deposits 	                    $ 	61,509 		  - 	% 	 $ 	56,730 		  - 	% 	$ 	55,557 	   	- 	%
NOW and money market accounts 		       158,450 		 3.37 			  149,016 		 3.51			  161,244 	   3.25
Savings deposits 		                     37,421 		 3.22 			   34,629 		 3.00  			 35,036 		  2.87
Time deposits of less than $100,000 		 151,952 		 5.40  			 136,568		  5.30  			126,523 	 	 4.27
Time deposits of $100,000 or more 		    34,539 		 5.41 			   32,524		  5.35 			  26,053 	 	 4.32

Total In Domestic Offices 	          $	443,871 		 3.74% 	 $	409,467		  3.72% 	$	404,413 	 	 3.66%

<F16>
Table XV - Average Amounts of Deposits and Average Rates Paid by
Deposit Type at December 31

	                                     1996       		1995  		     1994
                           							       (Dollars In Thousands)
Under 3 months 	                   $	11,680 	   $ 	7,877 	   $ 	3,117
3 to 12 months 		                    22,638 		    18,407 		    18,250
Over 12 months 		                     4,812 		     4,310 		     4,803

	                                  $	39,130 	   $	30,594 	   $	26,170

<F17>
Table XVI - Maturities of Time Deposits of $100,00 or More at
December 31


NOTE 17- CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             December 31, 1996 and 1995
                             (In Thousands of Dollars)
             Assets 		                                    1996  		  1995
Cash 	                                                  $  	 142 	 $    	70
Investment in bank subsidiary - at equity        		       53,870 	   48,517
Investment in credit life insurance company - at cost       		50 	      	50
Investment in other securities 		                             22 	       22
Dividends receivable from bank subsidiary 		                 714 	      630
Cash surrender value - life insurance 		                     489 		     466
Other assets 		                                                1 		       1

      Total assets 	                                    $	55,288 	 $	49,756

       Liabilities and Stockholders' Equity
Liabilities
  Payable to directors 	                                $ 	  173 	 $ 	  129
  Dividends payable 		                                       714 		     630

      Total liabilities 		                                   887 		     759
Stockholders' equity
  Common stock - $10 par value, authorized 4,000,000
    shares; 1,400,000 shares issued and outstanding 		    14,000		   14,000
  Retained earnings 		                                    40,255 		  34,761
  Net unrealized gain (loss) on available-for-sale
    securities, net of tax 		                                146 		     236
      Total stockholders' equity 	                       	54,401 		  48,997

      Total liabilities and stockholders' equity 	      $	55,288 	 $	49,756

<F18>
Table XVII - Condensed Balance Sheets of Parent

                   FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)


                      Years Ended December 31, 1996 and 1995
                            (In Thousands of Dollars)

                                               		1996  	      	1995
Operating income
  Dividends from bank subsidiary 	             $	1,372 	     $	1,232
  Other dividend income 		                          85 		         22
  Interest income 		                                 6 		          2
  Other 		                                          28 		         27

Operating expenses 		                               68 		         87

    Income before equity in undistributed net
      income of bank subsidiary 		               1,423 		      1,196

Equity in undistributed net income of bank
  subsidiary 		                                  5,444		       4,920

    Net Income 	                               $	6,867 	     $	6,116

<F19>
Table XVIII - Condensed Statements of Income of Parent


                         Years Ended December 31, 1996 and 1995
                               (In Thousands of Dollars)

                                                   	     	 1996  	      	1995
Operating activities
  Net income for the year  	                             $	6,867 	     $	6,116
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Equity in undistributed net income of bank
    subsidiary                                          		(5,444) 		    (4,920)
  Increase in other assets   		                             (111) 		       (69)
  Increase in payables 		                                     44 	         	54

     Total adjustments                                    (5,511)       (4,935)

  Net cash provided by operating activities 		             1,356		       1,181

Net cash provided by (used in) investing activities
    Purchases of investment securities 	     	              (133) 		        -
    Proceeds from maturities of investment securities 		     137 		         -
     Net cash provided by (used in) investing activities		     4 		         -

Net cash used in financing activities
  Cash dividends paid 		                                  (1,288) 		    (1,176)

    Increase (decrease) in cash 		                            72 		          5

Cash at beginning of year 		                                  70 		         65

Cash at end of year 	                                    $  	142 	     $   	70

<F20>
Table XIX - Condensed Statements of Cash Flows of Parent




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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1996.

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


       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 and 1995
ASSETS 		                                           1996  		        1995
Cash and due from banks         	                $ 	27,916,507	  $ 	31,281,706
Securities
 Available for sale (amortized cost
  $55,898,299 and $10,875,527 respectively)   		    56,141,535 		   11,269,006
 Held to maturity (fair value $119,226,021
  and $128,829,961 respectively) 		                118,541,750 		  127,662,682
      Total securities - Note 2 		                 174,683,285		   138,931,688
Loans, net of unearned income - Note 3 		          303,732,044		   291,930,311
 Allowance for possible loan losses - Note 4   		   (2,926,063)		   (2,678,386)
      Net loans 		                                 300,805,981 		  289,251,925
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                          6,829,475 		    6,397,936
Other assets 		                                     15,094,426 		   11,171,993

      TOTAL ASSETS 	                             $	525,329,674 	 $	477,035,248

LIABILITIES
Deposits
 Noninterest-bearing 	                           $ 	75,589,511 	 $ 	67,420,536
 Interest-bearing (including certificates
  of deposit over $100,000:
   1996 - $39,129,547; 1995 - $30,593,803)       		384,983,050 		  343,357,525
       Total deposits 		                           460,572,561 		  410,778,061
Federal funds purchased 		                           5,000,000 		   10,000,000
Dividends payable 		                                   714,000 		      630,000
Other short term liabilities 		                        522,928 		    1,955,000
Accounts payable and accrued liabilities 		          4,119,059 		    4,675,712

      TOTAL LIABILITIES 		                         470,928,548 		  428,038,773

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9

STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued
 and outstanding - Note 1 		                        14,000,000 		   14,000,000
Retained earnings - Note 6 		                       40,255,185 		   34,760,389
Net unrealized loss on available-for-sale
 securities, net of tax                              		145,941 		      236,086
     TOTAL STOCKHOLDERS' EQUITY 		                  54,401,126 		   48,996,475

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $	525,329,674 	 $	477,035,248


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                                		 				           Net Unrealized
				                                                 	            	Gain (Loss) On
                                                   		Common       		Retained    	  	Available-for-sale
                                                    		Stock   	    	Earnings 	        	Securities 		           Total

BALANCE AT JANUARY 1, 1994 	                     $ 	7,000,000 	 $ 32,407,573 	     $     	- 	               $	39,407,573
Cumulative effect of change in
  accounting principle (net of
  deferred income taxes of $171,405) - Note 1 		        - 		          27,684		           229,424 		              257,108
Two-for-one stock split - Note 1 		                 7,000,000 		  (7,000,000) 		           -		                     -
Net income for the year 		                              - 		       5,561,426 		            - 		                5,561,426
Cash dividends declared, $.80 per share 		              - 		      (1,120,000) 		           -		                (1,120,000)
Net unrealized loss on available-for-sale
  securities, net of tax		                              - 		           - 		             (277,981) 		            (277,981)

BALANCE AT DECEMBER 31, 1994 		                    14,000,000     29,876,683		           (48,557) 		          43,828,126
Net income for the year 		                              - 		       6,115,706 		            - 		                6,115,706
Cash dividends declared, $.88 per share 		              - 		      (1,232,000) 		           -		                (1,232,000)
Net unrealized gain on available-for-sale
  securities, net of tax 		                             - 		           - 		              284,643 		              284,643

BALANCE AT DECEMBER 31, 1995 		                    14,000,000 		  34,760,389 		          236,086		            48,996,475
Net income for the year 		                              - 		       6,866,796 		            - 		                6,866,796
Cash dividends declared, $.98 per share 		              - 		      (1,372,000) 		           -		                (1,372,000)
Net unrealized loss on available-for-sale
  securities, net of tax 		                             - 		           - 		              (90,145) 		             (90,145)

BALANCE AT DECEMBER 31, 1996 	                   $	14,000,000 	 $	40,255,185 	     $   	 145,941 	          $	54,401,126

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                      		    1996  		       1995  	   	    1994
INTEREST INCOME
 Interest and fees on loans 	         $ 	27,343,817 	$ 	25,857,982 	$ 	21,130,914

 Interest on investment securities
   Taxable interest 		                    6,892,118 		   6,179,492 		   7,185,169
   Exempt from federal income tax 		      2,366,764 		   2,156,813    		2,184,666
   Dividends 		                             256,951 		     177,790 		     204,948
                                        		9,515,833 		   8,514,095 		   9,574,783
   Other interest income 		                 223,019 		     121,492 		     111,841

     TOTAL INTEREST INCOME 		            37,082,669 		  34,493,569   		30,817,538

INTEREST EXPENSE
  Interest on deposits 		                16,617,525 		  15,247,875 		  12,770,618
  Interest on other short term
    borrowings 		                            94,232 		     174,370		       93,286

     TOTAL INTEREST EXPENSE 		           16,711,757 		  15,422,245   		12,863,904

     NET INTEREST INCOME 		              20,370,912 		  19,071,324		   17,953,634
PROVISION FOR POSSIBLE LOAN
  LOSSES - Note 4 		                      1,300,000		      670,000 		     660,000

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES 		      19,070,912		   18,401,324 		  17,293,634

NONINTEREST  INCOME
  Trust department income 		              1,323,525 		   1,251,642 		   1,249,359
  Service fees on deposit accounts 		     3,373,805 		   2,697,332	    	2,317,992
  Other service fees, commissions,
    and fees 		                             745,523		      300,407 		     336,758
  Other operating income 		                 363,430 		     322,634 		     319,466
  Available for sale securities
    gains (losses) 		                         -		            1,182 		    (243,690)

     TOTAL NONINTEREST INCOME 		          5,806,283 		   4,573,197		    3,979,885

NONINTEREST  EXPENSES
  Salaries and employee benefits 		       7,030,588 		   6,620,827		    6,247,706
  Net occupancy expense 		                1,211,067 		   1,279,434 		   1,190,678
  Furniture and equipment expense 		      1,580,753 		   1,382,769	    	1,069,856
  Deposit insurance 		                        6,549 		     499,709 		     890,646
  Loss on other real estate 		                - 		          50,724 		       4,000
  Other operating expenses 		             5,292,103 		   4,506,583    		4,105,461

     TOTAL NONINTEREST EXPENSES 		       15,121,060		   14,340,046 		  13,508,347

       INCOME BEFORE PROVISION FOR
         INCOME TAXES 		                  9,756,135 		   8,634,475		    7,765,172

PROVISION FOR INCOME TAXES - Note 8 		    2,889,339 		   2,518,769		    2,203,746

         NET INCOME  	                $  	6,866,796 	$  	6,115,706 	$  	5,561,426

EARNINGS PER COMMON SHARE - Note 1
  (1,400,000 outstanding shares) 	    $ 	      4.90 	$       	4.37 	$       	3.97

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                          		1996        		1995        		1994
OPERATING ACTIVITIES
  Net income 	                           $ 	6,866,796 	$ 	6,115,706 	$ 	5,561,426
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Excess of provision for possible
     loan losses over net charge offs   		    247,677 		    336,096 		    318,639
    Provision for depreciation and
     amortization of premises and
     equipment 		                             685,005 		    645,816 		    589,045
    Provision for depreciation of
     leased equipment 		                      521,500		       - 	 	         -
    Amortization of deposit base
     intangibles 		                           224,212		     168,020 		    168,020
    Amortization of investment
     security premiums, net of
     accretion of discounts 		                553,355 		    641,104		     678,968
    Increase in cash surrender value
     of life insurance contracts 		          (111,685) 		   (65,936) 		   (75,287)
    Deferred income taxes 		                 (161,999) 		  (233,403) 		  (163,907)
   (Increase) decrease in
     Interest receivable 		                  (125,119) 		  (255,109)		   (992,872)
     Other assets 		                          307,844 		    912,162 		    344,572
    Increase (decrease) in
     Interest payable 		                     (494,950) 		   577,137 		    222,605
     Other liabilities   		                   (61,704) 	   	458,939 		    287,975

       TOTAL ADJUSTMENTS 	  	               1,584,136 		  3,184,826		   1,377,758

       NET CASH PROVIDED BY OPERATING
         ACTIVITIES                       		8,450,932 	  	9,300,532 		  6,939,184

INVESTING ACTIVITIES
  Proceeds from maturities, calls, and
   sales of available-for-sale securities	  3,020,054 		  7,306,453  		25,152,051
  Proceeds from maturities and calls of
   held-to-maturity securities 		          56,112,000 		 18,848,992 		  5,092,000
  Purchases of investment securities
   Available-for-sale 		                  (48,222,295) 	 (3,168,200)		(16,942,994)
   Held-to-maturity 		                    (47,364,954) 		(6,459,372)		(19,495,987)
  Net increase in loans 		                (11,801,733)  (29,236,191)		(18,778,658)
  Purchases of premises and equipment    		(1,116,543) 	  	(850,672)   		(418,586)
  Purchase of equipment leased 		          (2,607,500) 		     - 	 	         -
  Purchase of deposit base intangibles   		(1,124,258)  		    - 	      	    -
  Purchase of single premium life
   insurance contract                      		(785,330) 	   	  -      	 	    -

       NET CASH USED BY INVESTING
        ACTIVITIES                      		(53,890,559) 	(13,558,990)		(25,392,174)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits 		         29,930,577 	  	5,625,638	  	16,217,348
 Assumption of deposit liabilities
  - Note 12 		                             19,863,923 		      - 	 	         -
 Net increase (decrease) in short
  term borrowings                        		(6,432,072)  		4,355,000 	  	7,000,000
 Cash dividends 		                         (1,288,000) 		(1,176,000) 		(1,071,000)

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                       		42,074,428   		8,804,638  		22,146,348

       INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                 		(3,365,199) 	 	4,546,180 		  3,693,358

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR 		                                31,281,706		  26,735,526 		 23,042,168

CASH AND CASH EQUIVALENTS AT END OF
 YEAR 	                                  $	27,916,507 	$	31,281,706 	$	26,735,526

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

		As of December 31, 1996, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fourteen (14) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1996, amounted to approximately $8.9 million.


Cash Equivalents

		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.


Securities

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

Securities (Continued)

		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.

		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in non-accrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

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


	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property.
However, when the property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $450 thousand at December 31, 1996, and $483 thousand at December 31, 1995.


Allowance for Possible Loan Losses

	The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Loan quality is monitored by Loan

            FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Possible Loan Losses (Continued)

Review, the Special Assets Committee, and the Credit Administrator. The amount by which a loan is determined to be impaired is added to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.


Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3 to 33 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

		Certain other equipment purchased for lease to an outside party under a five year operating lease is included in other assets at cost less accumulated depreciation. The equipment is being depreciated on an accelerated basis over seven years.


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


Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1996 - $224,212; 1995 - $168,020;  and  1994 - $168,020.

           FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

Securities with an amortized cost of $103,540,673 and $93,101,954 at December 31, 1996 and 1995, respectively (fair value: 1996 - $104,061,311; 1995 - $93,937,766), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1996, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                      Amortized                Gross Unrealized                Fair
		                                       Cost 	            	  Gain       	 	Loss 	        	    Value

December 31, 1996
Available-for-sale securities
  U.S. Treasury 	                  $ 	26,412,520 	        $  	162,913 	   $ 	  63,634 	    $ 	26,511,799
  U.S. Government agencies   		       26,850,441 		            45,866 		      318,203   		    26,578,104
  Other securities   		                2,635,338 		           565,044 		      148,750 		       3,051,632
                                  	$ 	55,898,299 	        $  	773,823 	   $  	530,587 	    $ 	56,141,535

Held-to-maturity securities
  U.S. Treasury 	                  $ 	30,504,935 	        $ 	 106,345 	   $   	22,080 	    $ 	30,589,200
  U.S. Government agencies   		       39,679,582 	           	245,034 		       87,434		       39,837,182
  States and political subdivisions 		47,538,074 		           700,948		       283,420 		      47,955,602
  Other securities 		                    819,159 		            24,878 		        - 	 	            844,037
                                  	$	118,541,750 	        $	1,077,205 	   $  	392,934 	    $	119,226,021

December 31, 1995
Available-for-sale securities
  U.S. Treasury 	                  $  	5,064,421 	        $   	72,679    	$ 	   - 	        $  	5,137,100
  U.S. Government agencies 		          3,279,968 		            72,268 		        2,570		        3,349,666
  Other securities 		                  2,531,138 		           254,102 		        3,000 		       2,782,240
	                                  $ 	10,875,527 	        $ 	 399,049 	   $ 	   5,570 	    $ 	11,269,006

Held-to-maturity securities
  U.S. Treasury 	                  $ 	61,426,813 	        $  	295,846 	   $ 	  59,359 	    $ 	61,663,300
  U.S. Government agencies 		         23,498,204 		           267,237 		       48,041		       23,717,400
  States and political subdivisions 		42,415,025 		           934,439		       241,048 		      43,108,416
  Other securities 		                    322,640 		            18,205 		       - 		              340,845
                                 	 $	127,662,682 	        $	1,515,727 	   $ 	 348,448 	    $	128,829,961

<F4>
Table I - Amortized Cost and Fair Value of Investment Securities.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES  (Continued)

		At December 31, 1996, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1996, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of
available-for-sale securities were $3,020,054, $7,306,453, and $25,152,051 during 1996, 1995, and 1994 respectively. Proceeds from the maturity or call of held-to-maturity securities were $56,112,000, $18,848,992, and $5,092,000 during 1996, 1995, and
1994 respectively.  There were no gains or losses in 1996.
Gross gains of $1,182 and gross losses of $-0- were realized on
the dispositions in 1995.   Gross gains of $-0- and gross losses
of $243,690 were realized on the dispositions in 1994.

                            		        Amortized 	       	 Fair 		         Yield
                                       		Cost 		          Value 		     (Unaudited)

Available-for-sale securities
U.S. Treasury
  Within one year 	                 $ 	16,189,997 	  $ 	16,176,499 		     5.6%
  After one but within five years 	    	9,171,798 		     9,274,000		      6.3%
  After five but within ten years 		    1,050,725 		     1,061,300      		6.4%
U.S. Government agencies
  Within one year 		                    1,000,000 		     1,021,300 		     8.0%
  After one but within five years 		   24,543,375 		    24,255,710      		5.9%
  After five but within ten years 	    	1,043,738 	     	1,038,400      		6.2%
  After ten years 		                      263,328 		       262,694 		     6.1%
  Other securities 		                   2,635,338 		     3,051,632 		     8.9%
	                                   $ 	55,898,299 	  $ 	56,141,535

Held-to-maturity securities
U.S. Treasury
  Within one year 	                 $ 	22,067,254 		 $  22,103,400 		     5.6%
  After one but within five years 		    5,238,326 		     5,301,900      		6.4%
  After five but within ten years 		    3,199,355 		     3,183,900		      6.0%
U.S. Government agencies
  Within one year 		                    4,504,421 		     4,512,100 		     6.1%
  After one but within five years 		   17,076,622 		    17,210,700      		6.4%
  After five but within ten years 		   18,098,539 		    18,114,382      		6.4%
States and political subdivisions
  Within one year 		                    3,015,087 		     3,061,625 		    10.0%
  After one but within five years 		   12,976,264 		    13,229,979      		8.1%
  After five but within ten years 		   20,837,173 		    20,940,923       	7.4%
  After ten years 		                   10,709,550 		    10,723,075 		     7.8%
Other securities
  After one but within five years 		      319,159 		       330,087 		     8.0%
  After five but within ten years 		      500,000 		       513,950 		     7.3%
 	                                  $	118,541,750 	  $ 119,226,021

<F5>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

                                                 		    1996  		                1995
Loans secured by real estate
   Construction  and  land development 	          $ 	 8,751,021 	        $  	7,399,095
   Farmland 		                                        6,923,739 		           7,849,137
   Lines of credit 		                                   192,010 		             339,108
   1-4 family residential property - first lien 	  	116,905,803 		         111,016,393
   1-4 family residential property - junior lien 		   6,461,497            		7,177,285
   Multifamily residential property 		                2,487,453 		           3,729,687
   Non farm, non residential property 		             46,114,930 		          44,224,353

      Subtotal 		                                   187,836,453 		         181,735,058

Commercial and  industrial loans
   Commercial  and  industrial 		                    53,577,210 		          51,758,675
   Taxable municipal loans 		                           240,000 	 	            270,000
   All other loans 		                                   748,125 		              88,239

      Subtotal 		                                    54,565,335 		          52,116,914

Tax exempt municipal loans 		                           605,933 		           1,485,071

Loans to individuals
   Agricultural production 		                         2,894,845 		           3,659,215
   Lines of credit 		                                   200,903 		             135,230
   Individuals for personal expenditures 		          57,897,835           		53,026,209

      Subtotal 		                                    60,993,583 		          56,820,654

                                                  		304,001,304 		         292,157,697

Less:
   Net unamortized loan origination fees 		            (269,260) 		           (225,368)
   Unearned interest income 		                            - 		                  (2,018)
   Allowance for possible loan losses 		             (2,926,063)      		    (2,678,386)

	                                                 $ 300,805,981 	        $ 289,251,925

<F6>
Table III - Loans Outstanding by Category at December 31, 1996
and 1995

		 	 	                                         (In Thousands of Dollars)
                            		Within 		        One to 		          After
                           		One Year 		     Five Years 		     Five Years 		   Total

Fixed rate loans 	          $ 	66,689 	       $ 	51,604 	       $ 	25,824 	 $	144,117
Variable rate loans 		         99,680 		         32,963 		         27,241 		  159,884

	                           $	166,369 	       $ 	84,567 	       $ 	53,065 	 $ 304,001

<F7>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1996

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

		Loans having recorded investments of $5,136,286 at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $1,146,000. Interest received on these loans during 1996 was $504,840. Impaired loans had recorded investments of approximately $5,856,000 at December 31, 1995.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1996 and 1995, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1996 or 1995.

                                        		Balance at
                                        		Beginning  				               Amount 		    Balance at
                                        		 of Year 		   Additions   		Collected 		  End of Year

            1996
Aggregate of certain party loans 	       $	7,706,004 	 $ 8,454,247 	 $	7,937,989 	  $ 8,222,262

            1995
Aggregate of certain party loans 	       $	6,494,271 	 $ 7,020,665   $	5,808,932 	  $ 7,706,004

<F8>
Table V - Analysis of Activity in Certain Party Loans

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      		                                       1996  		        1995  		       1994
Balance at beginning of year 	             $	2,678,386 	   $ 2,342,290 	  $	2,023,651
Provision charged to operating expenses    		1,300,000 		      670,000      		660,000
Loan losses:
  Loans charged off 		                      (1,388,422) 		    (555,957) 		   (422,831)
  Recoveries on loans previously
    charged off 		                             336,099 		      222,053 		      81,470

Balance at end of year 	                   $	2,926,063 	   $	2,678,386 	  $	2,342,290

<F9>
Table VI - Changes in the Allowance for Possible Loan Losses


		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1996.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

		                                                    1996          		1995
Land 	                                           $ 	1,348,288 	  $ 	1,204,288
Premises 		                                         7,013,942 		    6,648,329
Furniture and equipment 		                          4,068,373 		    3,949,617
Leasehold improvements 		                           1,149,732 		      879,695
                                                 		13,580,335 		   12,681,929
Less allowance for depreciation and amortization 		(6,750,860)		   (6,283,993)
	                                                $ 	6,829,475 	  $ 	6,397,936

	Annual provisions for depreciation and amortization of bank premises and equipment total $685,005 for 1996, $645,816 for 1995, and $589,045 for 1994. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,590,066 at December 31, 1996.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

 The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 1996, additional dividends of approximately $14,800,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2013. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $726,337, $660,121, and $409,764 for equipment leases, and $112,384,
$111,649, and $97,966 for building leases, in 1996, 1995, and
1994, respectively. Future minimum lease commitments as of December 31, 1996, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.


                                     		1997  	$  	784,704
                                       1998    	 	714,848
                        		             1999    		 383,334
                                     		2000    		 123,758
                                     		2001    		 123,758

Total future minimum lease payments 			       $	2,130,402

<F9>
Table VIII - Future Minimum Lease Commitments

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                           		1996       		1995      	  1994

Current:
  Federal 	                             $ 2,422,550 	 $	2,166,566 	$	1,831,848
  State 		                                  628,788 		    585,606 		   503,433

      Total current 		                    3,051,338 		  2,752,172 		 2,335,281
Deferred:
  Federal 		                               (137,700) 		  (198,393) 		 (111,805)
  State 		                                  (24,299) 		   (35,010) 		  (19,730)

      Total deferred 		                    (161,999) 		  (233,403)  		(131,535)
      Total provision for income taxes 	$	2,889,339   $	2,518,769  $ 2,203,746

<F10>
Table IX - Provisions for Income Taxes

                                           		1996  		      1995  		      1994
Allowance for possible loan losses 	    $ 	 914,386   $  	815,315 	  $ 	682,877
Write-down of other real estate 		          177,120 		    177,120 		    159,120
Deferred compensation 		                    336,255 		    256,139 		    156,227
Direct lease financing 		                     - 		          - 		         36,452
Unrealized loss on AFS securities 		          - 		          -          		32,372
Deferred loan fees 		                        26,863 		     44,051 		     24,546

  Deferred tax asset 		                   1,454,624 		  1,292,625 		  1,091,594

Unrealized gain on AFS securities 		        (97,294) 		  (157,392) 		     -

  Deferred tax liability 		                 (97,294) 	  	(157,392) 		     -

     Net deferred tax asset 	           $ 1,357,330 	 $	1,135,233	  $	1,091,594

<F11>
Table X - Deferred Tax Effects of Principal Temporary Differences

	     	                                             1996  		      1995       		1994
Tax expense at statutory rate 	                 $	3,317,086 	 $	2,935,722 	 $	2,640,158
Increase (decrease) in taxes resulting from:
  Tax-exempt interest 		                           (859,383) 	  	(783,011) 		  (780,946)
  Nondeductible interest expense 		                 101,534 		     89,491 		     75,019
  Other nondeductible expenses
    (nontaxable income) - net 		                    (21,170) 		   (28,114)		     (6,458)
  State income taxes, net of federal
    tax benefit 		                                  398,963 	    	363,393 	    	319,244
  Dividend income exclusion 		                      (34,855) 		   (18,324) 		   (29,571)
  Other 		                                          (12,836) 		   (40,388) 		   (13,700)
Total provision for income taxes 	              $	2,889,339 	 $ 2,518,769 	 $	2,203,746

Effective tax rate 		                                 29.6% 		      29.2% 		      28.4%

<F12>
Table XI - Reconciliation of Total Income Taxes Reported with
the Amount of Income Taxes Computed                   at the
Federal Statutory Rate (34% Each Year)

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1996, 1995, and 1994 amounted to $3,140,000, $2,756,442 and $2,431,332, respectively.

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

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1996, were $25,605,000 and $2,283,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW

		 Interest paid on deposits and other borrowings during 1996, 1995, and 1994 amounted to $17,206,708, $14,845,107, and
$12,641,299, respectively.


NOTE 11 - SHAREHOLDERS'  EQUITY

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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1996 and 1995, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		As of June 30, 1996, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank and this classification is confirmed by the most recent notification from the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                                                				      To Be Well
                                                                               				      Capitalized Under
                                                              		For Capital 	   	      Prompt Corrective
                                            Actual          	Adequacy Purposes 	   	    Action Provisions
As of December 31, 1996 		            Amount    		Ratio 		  Amount  		 Ratio > or = 	 Amount 		  Ratio > or =
<s >
Total Capital (to Risk Weighted
      Assets)   Consolidated 	     	 56,004,592 		18.69% 		23,972,003	 	 8.00% 		    29,965,004 	  	10.00%
                Bank 		              55,472,014 		18.55% 		23,923,241		  8.00% 		    29,904,051 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      53,078,528 		17.71% 		11,986,300  		4.00% 		    17,979,450 		   6.00%
                Bank 		              52,545,950 		17.57% 		11,962,652		  4.00% 		    17,943,978 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      52,066,624 		10.36% 		20,107,993		  4.00% 		    25,134,992 		   5.00%
                Bank 		              50,574,336 		10.07% 		20,089,111		  4.00% 		    25,111,388 		   5.00%

As of December 31, 1995
Total Capital (to Risk Weighted
      Assets)   Consolidated 		      51,162,164 		17.87% 		22,901,838 	 	8.00% 	    	28,627,297 		  10.00%
                Bank 		              50,682,365 		17.74% 		22,855,632	  	8.00% 		    28,569,541 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      48,483,778 		16.94% 		11,450,919		  4.00% 		    17,176,378 		   6.00%
                Bank 		              48,003,979 		16.80% 		11,429,519	  	4.00% 		    17,144,278 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      46,754,542 		10.08% 		18,549,574		  4.00% 		    23,186,967 		   5.00%
                Bank 		              45,891,248 	 	9.91% 		18,523,208	  	4.00% 		    23,154,010 		   5.00%

<F13>
Table XII - Capital Amounts and Capital Adequacy


NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a non-profit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $661,307, $633,459 and $602,010, in 1996, 1995, and
1994, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1996 - $620,657; 1995 - $594,221) purchased in 1993 to fund the plan and the related liability (1996 - $513,792; 1995 - $482,272) were included in other assets and other liabilities, respectively. Net non-cash income recognized on these policies of $26,436 in 1996 and $14,133 in 1995 is included in the above asset values. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $64,024 in 1996, $106,066 in 1995, and $98,925 in 1994.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $172,871 for 1996, $176,727 for 1995, and $126,262 for 1994 are recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Net non-cash income recognized on these policies of $85,249 in 1996 and $51,803 in 1995 is included in the cash surrender values of $1,887,171 and $1,801,922 reported in other assets at December 31, 1996 and 1995, respectively.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. An insurance premium of $795,000 was paid in November, 1996, of which $785,330 is the cash surrender value at December 31, 1996, and is included in other assets, and net expense of $9,670 is included in other operating expense.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replace- ment/split dollar plan. These policies have an aggregate face amount of $2,875,000.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

 	                                      December 31, 1996 		       December 31, 1995
                                      	Amortized    		Fair 	     	Amortized 		   Fair
                                         	Cost 		     Value 		       Cost 		     Value
                                                    (Dollars in Thousands)
Financial assets
  Cash and cash equivalents 	         $ 	27,917 	  $ 	27,917 	    $ 	31,282	   $ 	31,282
  Securities held to maturity 		        118,542 		   119,226 		     127,663		    128,830
  Securities available for sale 		       55,898 		    56,142 		      10,876		     11,269
  Loans, net 		                         300,806 		   309,401 		     289,252 		   298,076
  Accrued interest receivable 		          5,549 		     5,549 		       5,424		      5,424

Financial liabilities
  Deposits 		                           460,573 		   449,129 		     410,778 		   398,296
  Federal funds purchased 		              5,000 		     5,000 		      10,000 		    10,000
  Short term borrowings 		                  523 		       523 		       1,955 		     1,955
  Accrued interest payable 		             2,539 		     2,539 		       3,034 		     3,034

<F14>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1996, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                		First 		      Second 		     Third 	     	Fourth
                               		Quarter 	     	Quarter   	 	Quarter 	 	   Quarter 		       Total
     1996
Interest income 	             $	9,052,224 	   $	9,280,303 	 $	9,249,133  	$	9,501,009 	 $37,082,669
Interest expense 		             3,989,386 		    4,153,059 		  4,260,324 		  4,308,988		  16,711,757

Net interest income 		          5,062,838 		    5,127,244 		  4,988,809		   5,192,021 		 20,370,912
Provision for possible loan
  losses 		                       250,000 		      300,000 		    200,000 		    550,000 		  1,300,000
Noninterest expenses, net of
  noninterest income 		         2,327,604 		    2,234,505 		  2,335,349		   2,417,319 		  9,314,777

Income before income taxes 		   2,485,234 		    2,592,739 		  2,453,460		   2,224,702 		  9,756,135
Income taxes 		                   777,319 		      776,659 	    	694,636 		    640,725 	  	2,889,339

Net income 	                  $ 1,707,915 	   $	1,816,080 	 $	1,758,824 	 $	1,583,977 	 $	6,866,796

Earnings per common share
    (1,400,000 shares) 	      $ 	    1.22 	   $  	   1.30   $ 	    1.25 	 $ 	    1.13	  $ 	    4.90

                                  	First 		     Second 		     Third 	     Fourth
                               		Quarter 		     Quarter 		   Quarter 		   Quarter 		       Total
     1995
Interest income 	             $	8,244,228 	   $ 8,640,769 	 $	8,720,212   $	8,888,360 	 $34,493,569
Interest expense 		             3,654,485 		    3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		          4,589,743 		    4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
  losses 		                       145,000 		      140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
  noninterest income 		         2,492,505 		    2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		   1,952,238 		    2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                   512,448 		      589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                  $ 1,439,790 	   $	1,506,603 	 $	1,490,537 	 $	1,678,776 	 $	6,115,706

Earnings per common share
  (1,400,000 shares) 	        $ 	    1.03 	   $  	   1.08 	 $ 	    1.06 	 $ 	    1.20 	 $ 	    4.37

<F15>
Table XIV - Consolidated Quarterly Results of Operations


NOTE 16 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fifteen domestic offices. The average amounts of deposits and the average rates paid are summarized in Table XV. Maturities of time deposits of $100,000 or more at December 31 are indicated in Table XVI.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS  (Continued)

                                            	1996  	 	             1995  	 	          1994
                                                 (Dollars in Thousands)
Demand deposits 	                    $ 	61,509 		  - 	% 	 $ 	56,730 		  - 	% 	$ 	55,557 	   	- 	%
NOW and money market accounts 		       158,450 		 3.37 			  149,016 		 3.51			  161,244 	   3.25
Savings deposits 		                     37,421 		 3.22 			   34,629 		 3.00  			 35,036 		  2.87
Time deposits of less than $100,000 		 151,952 		 5.40  			 136,568		  5.30  			126,523 	 	 4.27
Time deposits of $100,000 or more 		    34,539 		 5.41 			   32,524		  5.35 			  26,053 	 	 4.32

Total In Domestic Offices 	          $	443,871 		 3.74% 	 $	409,467		  3.72% 	$	404,413 	 	 3.66%

<F16>
Table XV - Average Amounts of Deposits and Average Rates Paid by
Deposit Type at December 31

	                                     1996       		1995  		     1994
                           							       (Dollars In Thousands)
Under 3 months 	                   $	11,680 	   $ 	7,877 	   $ 	3,117
3 to 12 months 		                    22,638 		    18,407 		    18,250
Over 12 months 		                     4,812 		     4,310 		     4,803

	                                  $	39,130 	   $	30,594 	   $	26,170

<F17>
Table XVI - Maturities of Time Deposits of $100,00 or More at
December 31


NOTE 17- CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             December 31, 1996 and 1995
                             (In Thousands of Dollars)
             Assets 		                                    1996  		  1995
Cash 	                                                  $  	 142 	 $    	70
Investment in bank subsidiary - at equity        		       53,870 	   48,517
Investment in credit life insurance company - at cost       		50 	      	50
Investment in other securities 		                             22 	       22
Dividends receivable from bank subsidiary 		                 714 	      630
Cash surrender value - life insurance 		                     489 		     466
Other assets 		                                                1 		       1

      Total assets 	                                    $	55,288 	 $	49,756

       Liabilities and Stockholders' Equity
Liabilities
  Payable to directors 	                                $ 	  173 	 $ 	  129
  Dividends payable 		                                       714 		     630

      Total liabilities 		                                   887 		     759
Stockholders' equity
  Common stock - $10 par value, authorized 4,000,000
    shares; 1,400,000 shares issued and outstanding 		    14,000		   14,000
  Retained earnings 		                                    40,255 		  34,761
  Net unrealized gain (loss) on available-for-sale
    securities, net of tax 		                                146 		     236
      Total stockholders' equity 	                       	54,401 		  48,997

      Total liabilities and stockholders' equity 	      $	55,288 	 $	49,756

<F18>
Table XVII - Condensed Balance Sheets of Parent

                   FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)


                      Years Ended December 31, 1996 and 1995
                            (In Thousands of Dollars)

                                               		1996  	      	1995
Operating income
  Dividends from bank subsidiary 	             $	1,372 	     $	1,232
  Other dividend income 		                          85 		         22
  Interest income 		                                 6 		          2
  Other 		                                          28 		         27

Operating expenses 		                               68 		         87

    Income before equity in undistributed net
      income of bank subsidiary 		               1,423 		      1,196

Equity in undistributed net income of bank
  subsidiary 		                                  5,444		       4,920

    Net Income 	                               $	6,867 	     $	6,116

<F19>
Table XVIII - Condensed Statements of Income of Parent


                         Years Ended December 31, 1996 and 1995
                               (In Thousands of Dollars)

                                                   	     	 1996  	      	1995
Operating activities
  Net income for the year  	                             $	6,867 	     $	6,116
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Equity in undistributed net income of bank
    subsidiary                                          		(5,444) 		    (4,920)
  Increase in other assets   		                             (111) 		       (69)
  Increase in payables 		                                     44 	         	54

     Total adjustments                                    (5,511)       (4,935)

  Net cash provided by operating activities 		             1,356		       1,181

Net cash provided by (used in) investing activities
    Purchases of investment securities 	     	              (133) 		        -
    Proceeds from maturities of investment securities 		     137 		         -
     Net cash provided by (used in) investing activities		     4 		         -

Net cash used in financing activities
  Cash dividends paid 		                                  (1,288) 		    (1,176)

    Increase (decrease) in cash 		                            72 		          5

Cash at beginning of year 		                                  70 		         65

Cash at end of year 	                                    $  	142 	     $   	70

<F20>
Table XIX - Condensed Statements of Cash Flows of Parent





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

	During 1996, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. Internal growth was the challenge for the year to all directors, officers, and employees who were reminded that the bank was large enough to perform yet small enough to care about customer needs. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1996, 1995, and 1994; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


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


Summary

	The Bank reported net income of $6.9 million for 1996 compared to $6.1 million in 1995 and $5.6 million in 1994. On a per common share basis, net income was $4.90 for 1996 versus $4.37 for 1995 and $3.97 for 1994. The improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance. These improve- ments were partially offset by higher additions to the allowance for loan losses.

	The return on average equity for 1996 was 13.23% compared to
13.08% for 1995 and 13.30% for 1994.   The return on average
assets was 1.37% for 1996 versus 1.32% for 1995 and 1.23% for 1994.


Gross Interest Margin

	The gross interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The maintenance of the gross interest margin at a level which, when coupled with noninterest revenues, is sufficient to cover additions to the allowance for loan losses, noninterest expenses and income taxes, and yield an acceptable profit is critical for success in the banking industry. The gross interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

	Management activities are planned to maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses. This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those which incur no interest cost (primarily noninterest-bearing demand deposits). This ratio is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions. The incremental interest spread compares the difference between the yields on earning assets and the cost of interest-bearing funds. This calculation and similar ratios are used to assist in pricing decisions for interest related products.

	Table A entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL presents for each of the last three years by major categories of assets and liabilities, the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates 			and Interest Differential

                                           YEAR ENDED DECEMBER 31,
                              	            1996        		              1995  		                     1994
                              	  Average  	Rate/ 	          		Average  Rate/ 				         Average 		Rate/
                              	  Balance 	 Yield   Interest 		Balance 	Yield 		Interest   Balance 	 Yield 		 Interest
ASSETS 	                                                    (Dollars In Thousands)
Interest earning assets
 Loans, net 	                   $290,413 		 9.43% 	$	27,373* 	$276,166 	9.38% 	$	25,892* 	$247,791 		8.54% 	$	21,156*
 Bank time deposits 		                 1 		   - 			     - 			        2    -			      - 			      - 		    - 			     -
 Taxable securities 		           118,030 		 6.15 			  7,256 			104,220		6.20 			  6,457 			119,960 		6.25 			  7,497
 Tax exempt securities 		         44,158 		 7.10 			  3,134*  		39,139 	8.06  		  3,156* 		 38,545 		8.49 			  3,274*
 Federal funds sold 		             4,198  		5.31     			223 		  	2,076		5.83 			    121 			  2,998 		3.73 			    112

 TOTAL EARNING ASSETS 		         456,800 		 8.32 		$	37,986			 421,603		8.45 		$	35,626 			409,294 		7.83 		$	32,039
Noninterest earning assets
 Cash and due from banks 		       25,760 								               24,829								              25,945
 Bank premises and equipment 	  	  6,708 								                6,246								               6,350
 Other assets 		                  13,432 							 	              11,061 								             10,364

 TOTAL ASSETS 	                 $502,700 							              $463,739 					 		           $451,953

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market accounts	$158,438 	   3.37% 	$ 	5,338 		$148,993  3.51% 	$ 	5,223 		$161,244 		3.25%	 $ 	5,239
 Savings 		                      37,428 		  3.22 			  1,204 	 		34,627  3.00 			  1,040			  35,036 		2.87 			  1,006
 Time  		                       151,973		   5.40 		  	8,210 			136,605  5.30 			  7,245			 126,523 		4.27 			  5,400
 Time over $100,000 		           34,554 		  5.40 	  		1,866 	 		32,522		5.35 			  1,740 			 26,053 		4.32 			  1,126

 TOTAL INTEREST BEARING
  DEPOSITS 		                   382,393 		  4.35			  16,618 			352,747 	4.32 			 15,248 		 348,856 		3.66			  12,771
 Federal funds purchased 		       1,043 		  5.56 			     58 			  2,415		5.92 			    143 			  1,462 		4.86 			     71
 Other short-term debt 		           622 		  5.79      			36 	    		565 	5.49			      31 			    568 		3.92 			     22

 TOTAL INTEREST BEARING
  LIABILITIES 		                384,058 		  4.35 		$	16,712 			355,727 	4.34 		$ 15,422 			350,886 		3.67 		$	12,864
Noninterest bearing liabilities
 Demand deposits 		              61,509 								                56,742 								             55,557
 Other liabilities 		             5,066 								                 4,515 								              3,690

 TOTAL LIABILITIES 		           450,633 								               416,984								             410,133
Stockholders' equity 		          52,067 								                46,755 								             41,820

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY 	       $502,700 							               $463,739 							            $451,953

 Spread between combined
   rates earned and combined
    rates paid* 				                        3.97% 	               						4.11%							                 4.16%

 Net yield on interest-
  earning assets* 				                      4.66% 							               4.79% 							                4.68%

<F21>
* Taxable equivalent basis

Notes:
1.	U.S. Government, government agency, and corporate debt
securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities.
Municipal debt securities are nontaxable and classified as
held-to-maturity.
2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the
disallowance of interest expense, for federal income tax
purposes, related to certain tax-free assets.  Loans include nonaccrual loans for all years presented.
3.	The average balances of the fair values of available-for-sale securities were used in the calculations in this table.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

TABLE B - Distribution of Assets, Liabilities, and Stockholders'
          Equity, Interest Rates and Interest Differential     (Continued)

	Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.

                                             	  1996 Compared to 1995          	 	1995 Compared to 1994
Volume and Yield/Rate Variances 				                  Yield/ 		Net Increase       				  Yield/ 		 Net Increase
(Taxable Equivalent Basis - In Thousands) 	 	Volume 		Rate   		(Decrease) 		   Volume 		Rate 		   (Decrease)
Revenue earned on
  Net loans 	                               $ 1,336 	 $  	145 	 $	1,481 	     $	2,423 	 $	2,313 	  $	4,736
  Investment securities
    Taxable securities 		                       856 		    (57) 		   799 		       (984) 		   (56)		  (1,040)
    Tax-free securities 		                      405 		   (427) 		   (22) 		        50 		   (168)		    (118)
  Federal funds sold 		                         124 		    (22) 		   102 		        (34) 		    43 		       9

     Total interest earning assets 		         2,721 		   (361)		  2,360 		      1,455 		  2,132 		   3,587
Interest paid on
  NOW and money market accounts 		              331 		   (216) 		   115 		       (398)		    382 		     (16)
  Savings deposits 		                            84 		     80 		    164 		        (12) 		    46 		      34
  Time deposits 		                              815 		    150 		    965 		        430 		  1,415 		   1,845
  Time over $100,000    		                      109 		     17 		    126 		        279 		    335 		     614
  Federal funds purchased 		                    (81) 		    (4) 		   (85) 		        46 		     26 		      72
  Short term debt 		                              3 		      2 		      5 		        - 		        9 		       9

      Total interest-bearing funds 		         1,261 		     29 		  1,290		         345 		  2,213 		   2,558

Net interest earnings 	                     $	1,460 	 $ 	(390) 	$	1,070 	     $	1,110 	 $  	(81)   $	1,029

Notes:

1.	The change in interest resulting from both volume and
yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of the taxable equivalent adjustment has
given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
3. U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


		Two graphs are included at this point in the material mailed to our stock-
holders.  The first graph illustrates the categories of average earning assets and the portion each category is of the total for the last three years.  The following table is the data illustrated by this graph.

					                 Loans        	Investment Securities	    Other
			1996	           	$290,413	             $162,188           $4,199
			1995		            276,166	 	            143,358 	          2,078
			1994		            247,791	 	            158,505	           2,998


The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

		         Interest-Bearing Deposits		   Noninterest-Bearing Deposits	   Other
	1996		            $382,393			                   $61,509			             $1,043
	1995		             352,747				                   56,742			              2,415
	1994		             348,856				                   55,557			              1,462


		Average earning assets increased 8.4% in 1996 compared to an
3.0% increase in 1995 and a 7.6% increase in 1994.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1996, average net loans represented
63.6% of average earning assets. Total average net loans increased during the last three years showing an 5.2% growth from 1995 to 1996, an 11.5% growth from 1994 to 1995, and a 6.1%
growth from 1993 to 1994. Average investments represented 36.4% of average earning assets at December 31, 1996, and increased
14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. The assets purchased were buildings and equipment and not earning assets. Most of the increase in investments can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995, and increased 11.6% in 1994. Average total assets increased during the last three years as evidenced by an 8.4% growth from 1995 to 1996, a 2.6% growth from 1994 to 1995, and a 7.4% growth from 1993 to 1994. Please refer to the color graphs at the end of this document that illustrate this growth.

	The bank's average deposits grew during the last three years reflecting an 8.4% growth from 1995 to 1996, a 1.3% growth from
1994 to 1995, and a 6.8% growth from 1993 to 1994.
Approximately half of the increase in average deposits can be attributed to the acquisition discussed earlier in this section.
 Short and medium term rates were more competitive compared to longer term rates during the first half of 1996 and some depositors moved money back into interest-bearing transaction accounts, which increased 6.3% during 1996 but had declined in
1995 as investors took advantage of higher certificate of
deposit rates. Over half of the increase during 1996 was attributable to the acquisition. Average interest-bearing checking accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994. Average savings deposits increased 8.1% during 1996, over 54% from the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995 compared to a 12.2% increase in 1994. Average certificates of deposit under $100,000 increased 11.3% during 1996, 60.0% from the acquisition, increased 8.0% in 1995, and declined 1.2.% in 1994. Certificates of deposit over $100,000 increased 6.3% in 1996, 87.8% from the acquisition, compared to a 24.8% increase in 1995 and a 10.4% increase in 1994.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST  RATE  SENSITIVITY

	The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.

	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1996, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at December 31, 1996, 1995, and 1994 was 4.66%, 4.79%, and 4.68%
respectively.


TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
          (Dollars in Thousands)
  		                                       3 Months 		 3-6 	    	6-12   		Over 1
As of December 31, 1996 		                 or Less 		 Months 		 Months 	 	Year		       Total
Earning assets
  Loans and leases, net of unearned     	$ 	58,045 	$ 	42,594 	$ 	65,730 	$	137,632 	$	304,001
  Taxable investment securities 		          13,855 	  	10,000 	  	13,500	  	 90,061 		 127,416
  Tax-exempt investment securities 		        1,000 		   1,100 		     900		   44,271 		  47,271

     Total earning assets 		                72,900 	  	53,694 		  80,130 		 271,964 	$	478,688

Interest-bearing liabilities
  NOW and money market accounts 		          45,590 		     - 		    64,588		   43,136 	$ 153,314
  Savings 		                                   - 	 	      - 		    41,594 		     - 	 	   41,594
  Time 		                                   41,547 		  33,805 		  50,657 		  25,077 		 151,086
  Time over $100,000 		                     11,680 		   9,813 		  12,825 		   4,812		   39,130
  Other short-term debt 		                   5,523 		     - 	 	      - 	 	      - 		     5,523

Total interest bearing liabilities 		      104,340 		  43,618 		 169,664		   73,025 	$	390,647

Noninterest-bearing, net                                 								(88,041)

Net asset/liability funding gap 		         (31,440) 		 10,076 		 (89,534)		 110,898

Cumulative net asset/liability
 funding gap 	                           $ (31,440) $	(21,364) $(110,898) 	$ 	  -

<F22>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS


LOANS AND LOAN QUALITY

	As with most commercial banking institutions, the loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different
segments of the economy or in particular industries.    The
composition of the loan portfolio is disclosed in detail in Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements.

	The Bank follows written loan policies which include loan review procedures and approvals. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1996.

	Table D, RISK ELEMENTS IN THE LOAN PORTFOLIO, includes all loans management considers to be potential problem loans, summarizes average loan balances, and reconciles the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

	Loans having recorded investments of $5.1 million at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 1.7% of gross loans.
 Commercial loans comprised $.384 million of the total, with loans secured by real estate accounting for $3.6 million, and installment loans $1.1 million. The gross interest income that would have been recorded during 1996 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $374, $365, and $193 thousand for the years ended December 31, 1996, 1995, and 1994 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	A graph on the bottom of this page is included in the materials sent to the stockholders that illustrates the increase in average net loans and the ratio of net loan charge offs to
average loans for the last eight years.  The ratio at December
31, 1996 was .36%.  This ratio, although higher than 1994 and
1995 ratios, is well below industry levels.   The following
table is the data illustrated by this graph.

				                                   Avg Loans       	Ratio  Net
                                  				Outstanding	       CO/Avg Ln
                    		1989		           $163,003	          0.0032%
                    		1990		            172,749	          0.0030
                    		1991		            182,561	          0.0037
                    		1992		            215,158	          0.0023
                    		1993		            233,608	          0.0030
                    		1994		            247,791          	0.0014
                    		1995		            276,166	          0.0012
                   			1996		            290,413	          0.0036





                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO


	                      								                                   December 31
                                              	1996      		1995     	 	1994     	 	1993     	 	1992
                                                  									(Dollars  In Thousands)
Average amount of loans outstanding       	 $ 290,413 	 $ 276,166 	 $	247,791 	 $	233,608 	 $ 215,158

Balance of allowance for possible loan
  losses at beginning of year 	             $  	2,678 	 $  	2,342 	 $  	2,024	  $  	2,254 	 $ 	 1,917
Loans charged-off:
  Loans secured by real estate    		              368 		       15 		      135 		      396		       245
  Commercial and industrial loans    		           141 		      170 		       42 		      222		       124
  Individuals 		                                  879 		      371 		      246 		      230 		      249
     TOTAL  LOANS CHARGED OFF 		                1,388 		      556 		      423 		      848		       618
Recoveries of loans previously charged off:
  Loans secured by real estate 		                 111 		       97 		        9 		       56 		        3
  Commercial and industrial loans 		               42 		       14 		       36 		       52 		       80
  Individuals 		                                  183 		      111 		       36 		       40 		       32
     TOTAL RECOVERIES 		                          336 		      222 		       81 		      148 		      115
       NET  LOANS CHARGED-OFF 		                1,052 		      334 		      342		       700 		      503
Provision charged to operating expenses 		      1,300 		      670 		      660		       470 		      840
     BALANCE OF ALLOWANCE FOR
      POSSIBLE LOAN LOSSES AT
       END OF YEAR 	                        $ 	 2,926 	 $ 	 2,678 	 $ 	 2,342 	 $ 	 2,024 	 $ 	 2,254

Ratio of net charge-offs during the
    period to average loans outstanding 		      0.36% 		    0.12% 		    0.14%		     0.30% 		    0.23%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1996, the Corporation had a ratio of average capital to average assets of 10.36%. This compares to a ratio of average capital to average assets of 10.08% at December
31, 1995, and 9.25% at December 31, 1994.

	Cash dividends declared in 1996 were 11.4% more than those paid in 1995. The dividend to net income ratio was 20%. Additional dividends of approximately $14.8 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

	As of December 31, 1996, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 17.7% and 18.7% respectively. One year earlier, the comparable ratios were 16.9% and 17.9%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital strength of the Corporation and the Bank.

		A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation
for the last six years.	The following table is the data illustrated
by this graph in thousands of dollars.

                      				1990		           $27,358
                      				1991		            30,194
                      				1992		            33,414
                      				1993		            37,454
                      				1994		            41,820
                      				1995		            46,755
                      				1996		            52,067

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 7.5% in 1996 due to a wider gross margin that was enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.8% in 1996 accounting for 73.7% of gross interest income. Interest earned on investment securities and other investments increased 12.8% in 1996 rounding out gross interest income contributing 26.3%. Total interest income increased
11.9% in 1995 and 7.3% in 1994.


Interest Expense

	Total interest expense increased 8.4% in 1996 due mostly to the increase in interest-bearing deposits, about half of which can be attributed to the acquisition indicated earlier.  This
increase compares favorably to a 19.9% increase in 1995 and a
6.9% increase in 1994.  The cost of interest-bearing deposits remained steady all year under monthly monitoring by the
Asset/Liability Committee.  This contributed to the wider gross
margin achieved during 1996.   The net interest margin (tax
equivalent net interest income divided by average earning assets) was 4.7% at the end of 1996 compared to 4.8% in 1995 and 4.7% in 1994.

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


Noninterest Income and Expense

		Noninterest income increased 28.4% during 1996 led by the increase in service charges from new and acquired customers.
This compares to a 14.9% increase in 1995 and a 1.6% increase in 1994. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1996 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

			             Income Category        		Income $	       % of Total
       		Income from trust services		     $1,324			         22.8%
       		Service fees on deposits		        3,374			         58.1%
       		Other service fees		                746			         12.8%
       		Other				                           363			          6.3%


		Noninterest expenses, excluding the provision for possible loan losses, increased 5.8% in 1996 which is a much smaller increase than the 6.2% increase in 1995. The increase in 1994 was 5.4% for a smaller corporation. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $6 thousand in 1996 compared to $500 thousand in 1995 and $891 thousand in 1994. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest expense in 1996 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

		                Expense Category	           Expense $		       % of Total
                		Personnel			                 $7,031			            46.5%
                		Occupancy			                  1,211			             8.0%
                		Furniture and equipment 		    1,581			            10.5%
                		FDIC insurance		   	              7			               0%
                		Other				                     5,292			            35.0%

                      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE E - FIVE YEAR COMPARISON

		                                        1996  	  	  1995      		 1994     		  1993  		     1992
INTEREST INCOME
 Interest and fees on loans          	$27,343,817 	$25,857,982 	$21,130,914 	$19,518,742 	$19,791,548

 Income on investment securities
   Taxable interest 		                  6,892,118 		 6,179,492 	 	7,012,626		  6,925,404 		 6,898,114
   Exempt from federal income tax 		    2,366,764 		 2,156,813		  2,184,666 		 1,857,168 		 1,825,869
   Dividends 		                           256,951 		   177,790 		   204,948 		    72,054		    110,874

                                      		9,515,833 		 8,514,095 		 9,402,240 		 8,854,626 		 8,834,857

 Other interest income 		                 223,019 		   121,492 		   284,384		    347,287 		   195,744

    TOTAL INTEREST INCOME 		           37,082,669 		34,493,569		 30,817,538 		28,720,655 	 28,822,149

INTEREST EXPENSE
  Interest on deposits 		              16,617,525 		15,247,875 		12,770,618		 11,998,235 		13,329,557
  Interest on other short term
   borrowings 		                           94,232 		   174,370		     93,286 		    38,339 		    47,449

    TOTAL INTEREST EXPENSE 		          16,711,757 		15,422,245		 12,863,904 		12,036,574 		13,377,006

    NET INTEREST INCOME 		             20,370,912 		19,071,324		 17,953,634 		16,684,081 		15,445,143

PROVISION FOR POSSIBLE LOAN LOSSES  	   1,300,000 		   670,000		    660,000 		   470,000 		   840,000
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		     19,070,912		 18,401,324 		17,293,634 		16,214,081 		14,605,143

NONINTEREST  INCOME
  Trust department income 		            1,323,525 		 1,251,642 		 1,249,359		    863,952 		   753,239
  Service fees on deposit accounts 		   3,373,805 		 2,697,332		  2,317,992 		 2,206,026 		 2,123,096
  Other service fees, commissions,
    and fees 		                           745,523 		   300,407 		   336,758 		   509,009		    401,618
  Other operating income 		               363,430 		   322,634 		   319,466		    315,108 		   191,363
  Available for sale securities
   gains (losses) 		                        - 		         1,182 		  (243,690)		    23,896 		    28,434

    TOTAL NONINTEREST  INCOME 		        5,806,283 		 4,573,197		  3,979,885 		 3,917,991 		 3,497,750

NONINTEREST  EXPENSES
  Salaries and employee benefits 		     7,030,588 		 6,620,827		  6,247,706 		 5,686,965 		 5,283,086
  Net occupancy expense 		              1,211,067 		 1,279,434 		 1,190,678		  1,070,971 		   984,650
  Furniture and equipment expense 		    1,580,753  		1,382,769  		1,069,856 		   889,848 		   801,453
  Loss on other real estate 		              - 		        50,724 		     4,000		    103,122 		   312,064
  Other operating expenses 		           5,298,652 		 5,006,292		  4,996,107 		 4,903,949 		 4,460,696

    TOTAL NONINTEREST EXPENSES 		      15,121,060	  14,340,046 		13,508,347 		12,654,855 		11,841,949

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		              9,756,135		  8,634,475 		 7,765,172 		 7,477,217 		 6,260,944

PROVISION FOR INCOME TAXES 		           2,889,339 		 2,518,769 		 2,203,746		  2,220,965 		 1,768,840

       NET INCOME  	                  $	6,866,796 	$ 6,115,706 	$	5,561,426  $	5,256,252 	$	4,492,104

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	    $ 	    4.90  $ 	    4.37 	$ 	    3.97	 $ 	    3.75 	$ 	    3.21

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


Net Income

	Net income was 12.3% higher in 1996 than in 1995. As indicated earlier, the improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance.
These improvements were partially offset by higher additions to the allowance for loan losses.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued one standard that has not been adopted by the Bank but is required to adopted after December 31, 1996. The Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes guidance on when to recognize and how to measure these financial assets and liabilities. The statement is effective prospectively for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It supersedes Statement No. 122, "Accounting for Mortgage Servicing Rights", which was effective for fiscal years beginning after December 15, 1995. Management does not believe this statement will have any material effect on future issues.


SHAREHOLDER INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1996, had a market value of $91 million and were held by 1,525 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The table on the right lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

		                                Price Range of 			       Dividend
                                	 	Common Stock 	 		         Paid
                               	High 		     Low 		        Per Share
		      First quarter          $	40.00  		 $	36.00  	      $
      		Second quarter           42.00  			  37.00  		        0.39
	1994  	Third quarter 		         43.00    			37.00
      		Fourth quarter 		        45.00  			  38.00  		        0.41
                                                   								$ 	0.80

        First quarter          $ 45.00     $ 45.00         $
      		Second quarter 		        48.00  			  45.00  		        0.43
	1995  	Third quarter 		         50.00  			  48.00
      		Fourth quarter 		        54.00  			  50.00  		        0.45
                                                   								$ 	0.88

      		First quarter 	        $	56.00  		 $	56.00  	      $
      		Second quarter 		        58.00  			  56.00  		        0.47
	1996  	Third quarter 		         63.00  			  60.00
      		Fourth quarter 		        65.00  			  63.00  		        0.51
                                                 							  	$ 	0.98

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 	COMPARATIVE DATA
                               	(In Thousands of Dollars)
		                               1996  	 	  1995  		   1994  		   1993  		   1992
AVERAGE ASSETS 	             $ 502,700 	$	463,739 	$	451,953 	$	420,760 	$	381,379

AVERAGE LOANS (NET) 	        $	290,413 	$	276,166 	$	247,791 	$ 233,609 	$	215,158

AVERAGE DEPOSITS 	           $	443,902 	$	409,489 	$	404,412 	$	378,782	 $	343,128

RETURN ON EQUITY AND ASSETS
  Return on average assets 		    1.37% 		   1.32% 		   1.23% 		   1.25%		    1.18%

  Return on beginning equity 		 14.06% 		  13.95% 		  14.11%		   14.93% 		  14.21%
  Average equity to
    average assets 		           10.36% 		  10.08% 		   9.25% 		   8.90%		    8.76%

COMMON DIVIDEND PAYOUT RATIO
  Earnings per share 	       $ 	  4.90  	$  	4.37 	 $  	3.97 	 $ 	 3.75 	$	   3.21

  Cash dividends per share 	 $ 	  0.98 	 $ 	 0.88 	 $ 	 0.80 	 $ 	 0.73	 $ 	  0.64

  Ratio 		                         20% 		     20% 		     20% 		     19% 		     20%

                                           	NET INTEREST MARGIN
                                         	(In Thousands of Dollars)
                                  		1996     		1995     		1994     		1993    		1992
INTEREST INCOME

 (TAX EQUIVALENT) 	              $ 37,985 	 $	35,626 	 $	32,039 	 $	29,465  $ 29,564

INTEREST EXPENSE 		                16,712 		  15,422 		  12,864 		  12,037 		 13,377

	                                $	21,273  	$	20,204 	 $	19,175 	 $	17,428 	$	16,187
NET INTEREST MARGIN* 		             4.66% 		   4.79% 		   4.68% 		   4.58% 		  4.67%

<F23>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.

Nine color graphs are included on the following page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the previous page. The third, fourth and fifth graphs illustrate return on stockholders' equity, earnings per share with cash dividends and stockholder's equity for the last five years.
The sixth graph illustrates average net loans for the last five years. The seventh and eighth graphs illustrate deposits and assets for the last five years. The information for these graphs was taken from the "COMPARATIVE DATA" table on the previous page. The final graph which illustrates net interest income for the last five years was taken from the net interest margin section in the "COMPARATIVE DATA" table on the previous page.




Item 6.  Selected Financial Data.

The selected financial data is incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are attached hereto as Exhibit 13.


       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 and 1995
ASSETS 		                                           1996  		        1995
Cash and due from banks         	                $ 	27,916,507	  $ 	31,281,706
Securities
 Available for sale (amortized cost
  $55,898,299 and $10,875,527 respectively)   		    56,141,535 		   11,269,006
 Held to maturity (fair value $119,226,021
  and $128,829,961 respectively) 		                118,541,750 		  127,662,682
      Total securities - Note 2 		                 174,683,285		   138,931,688
Loans, net of unearned income - Note 3 		          303,732,044		   291,930,311
 Allowance for possible loan losses - Note 4   		   (2,926,063)		   (2,678,386)
      Net loans 		                                 300,805,981 		  289,251,925
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                          6,829,475 		    6,397,936
Other assets 		                                     15,094,426 		   11,171,993

      TOTAL ASSETS 	                             $	525,329,674 	 $	477,035,248

LIABILITIES
Deposits
 Noninterest-bearing 	                           $ 	75,589,511 	 $ 	67,420,536
 Interest-bearing (including certificates
  of deposit over $100,000:
   1996 - $39,129,547; 1995 - $30,593,803)       		384,983,050 		  343,357,525
       Total deposits 		                           460,572,561 		  410,778,061
Federal funds purchased 		                           5,000,000 		   10,000,000
Dividends payable 		                                   714,000 		      630,000
Other short term liabilities 		                        522,928 		    1,955,000
Accounts payable and accrued liabilities 		          4,119,059 		    4,675,712

      TOTAL LIABILITIES 		                         470,928,548 		  428,038,773

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9

STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued
 and outstanding - Note 1 		                        14,000,000 		   14,000,000
Retained earnings - Note 6 		                       40,255,185 		   34,760,389
Net unrealized loss on available-for-sale
 securities, net of tax                              		145,941 		      236,086
     TOTAL STOCKHOLDERS' EQUITY 		                  54,401,126 		   48,996,475

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $	525,329,674 	 $	477,035,248


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                                		 				           Net Unrealized
				                                                 	            	Gain (Loss) On
                                                   		Common       		Retained    	  	Available-for-sale
                                                    		Stock   	    	Earnings 	        	Securities 		           Total

BALANCE AT JANUARY 1, 1994 	                     $ 	7,000,000 	 $ 32,407,573 	     $     	- 	               $	39,407,573
Cumulative effect of change in
  accounting principle (net of
  deferred income taxes of $171,405) - Note 1 		        - 		          27,684		           229,424 		              257,108
Two-for-one stock split - Note 1 		                 7,000,000 		  (7,000,000) 		           -		                     -
Net income for the year 		                              - 		       5,561,426 		            - 		                5,561,426
Cash dividends declared, $.80 per share 		              - 		      (1,120,000) 		           -		                (1,120,000)
Net unrealized loss on available-for-sale
  securities, net of tax		                              - 		           - 		             (277,981) 		            (277,981)

BALANCE AT DECEMBER 31, 1994 		                    14,000,000     29,876,683		           (48,557) 		          43,828,126
Net income for the year 		                              - 		       6,115,706 		            - 		                6,115,706
Cash dividends declared, $.88 per share 		              - 		      (1,232,000) 		           -		                (1,232,000)
Net unrealized gain on available-for-sale
  securities, net of tax 		                             - 		           - 		              284,643 		              284,643

BALANCE AT DECEMBER 31, 1995 		                    14,000,000 		  34,760,389 		          236,086		            48,996,475
Net income for the year 		                              - 		       6,866,796 		            - 		                6,866,796
Cash dividends declared, $.98 per share 		              - 		      (1,372,000) 		           -		                (1,372,000)
Net unrealized loss on available-for-sale
  securities, net of tax 		                             - 		           - 		              (90,145) 		             (90,145)

BALANCE AT DECEMBER 31, 1996 	                   $	14,000,000 	 $	40,255,185 	     $   	 145,941 	          $	54,401,126

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                      		    1996  		       1995  	   	    1994
INTEREST INCOME
 Interest and fees on loans 	         $ 	27,343,817 	$ 	25,857,982 	$ 	21,130,914

 Interest on investment securities
   Taxable interest 		                    6,892,118 		   6,179,492 		   7,185,169
   Exempt from federal income tax 		      2,366,764 		   2,156,813    		2,184,666
   Dividends 		                             256,951 		     177,790 		     204,948
                                        		9,515,833 		   8,514,095 		   9,574,783
   Other interest income 		                 223,019 		     121,492 		     111,841

     TOTAL INTEREST INCOME 		            37,082,669 		  34,493,569   		30,817,538

INTEREST EXPENSE
  Interest on deposits 		                16,617,525 		  15,247,875 		  12,770,618
  Interest on other short term
    borrowings 		                            94,232 		     174,370		       93,286

     TOTAL INTEREST EXPENSE 		           16,711,757 		  15,422,245   		12,863,904

     NET INTEREST INCOME 		              20,370,912 		  19,071,324		   17,953,634
PROVISION FOR POSSIBLE LOAN
  LOSSES - Note 4 		                      1,300,000		      670,000 		     660,000

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES 		      19,070,912		   18,401,324 		  17,293,634

NONINTEREST  INCOME
  Trust department income 		              1,323,525 		   1,251,642 		   1,249,359
  Service fees on deposit accounts 		     3,373,805 		   2,697,332	    	2,317,992
  Other service fees, commissions,
    and fees 		                             745,523		      300,407 		     336,758
  Other operating income 		                 363,430 		     322,634 		     319,466
  Available for sale securities
    gains (losses) 		                         -		            1,182 		    (243,690)

     TOTAL NONINTEREST INCOME 		          5,806,283 		   4,573,197		    3,979,885

NONINTEREST  EXPENSES
  Salaries and employee benefits 		       7,030,588 		   6,620,827		    6,247,706
  Net occupancy expense 		                1,211,067 		   1,279,434 		   1,190,678
  Furniture and equipment expense 		      1,580,753 		   1,382,769	    	1,069,856
  Deposit insurance 		                        6,549 		     499,709 		     890,646
  Loss on other real estate 		                - 		          50,724 		       4,000
  Other operating expenses 		             5,292,103 		   4,506,583    		4,105,461

     TOTAL NONINTEREST EXPENSES 		       15,121,060		   14,340,046 		  13,508,347

       INCOME BEFORE PROVISION FOR
         INCOME TAXES 		                  9,756,135 		   8,634,475		    7,765,172

PROVISION FOR INCOME TAXES - Note 8 		    2,889,339 		   2,518,769		    2,203,746

         NET INCOME  	                $  	6,866,796 	$  	6,115,706 	$  	5,561,426

EARNINGS PER COMMON SHARE - Note 1
  (1,400,000 outstanding shares) 	    $ 	      4.90 	$       	4.37 	$       	3.97

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                          		1996        		1995        		1994
OPERATING ACTIVITIES
  Net income 	                           $ 	6,866,796 	$ 	6,115,706 	$ 	5,561,426
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Excess of provision for possible
     loan losses over net charge offs   		    247,677 		    336,096 		    318,639
    Provision for depreciation and
     amortization of premises and
     equipment 		                             685,005 		    645,816 		    589,045
    Provision for depreciation of
     leased equipment 		                      521,500		       - 	 	         -
    Amortization of deposit base
     intangibles 		                           224,212		     168,020 		    168,020
    Amortization of investment
     security premiums, net of
     accretion of discounts 		                553,355 		    641,104		     678,968
    Increase in cash surrender value
     of life insurance contracts 		          (111,685) 		   (65,936) 		   (75,287)
    Deferred income taxes 		                 (161,999) 		  (233,403) 		  (163,907)
   (Increase) decrease in
     Interest receivable 		                  (125,119) 		  (255,109)		   (992,872)
     Other assets 		                          307,844 		    912,162 		    344,572
    Increase (decrease) in
     Interest payable 		                     (494,950) 		   577,137 		    222,605
     Other liabilities   		                   (61,704) 	   	458,939 		    287,975

       TOTAL ADJUSTMENTS 	  	               1,584,136 		  3,184,826		   1,377,758

       NET CASH PROVIDED BY OPERATING
         ACTIVITIES                       		8,450,932 	  	9,300,532 		  6,939,184

INVESTING ACTIVITIES
  Proceeds from maturities, calls, and
   sales of available-for-sale securities	  3,020,054 		  7,306,453  		25,152,051
  Proceeds from maturities and calls of
   held-to-maturity securities 		          56,112,000 		 18,848,992 		  5,092,000
  Purchases of investment securities
   Available-for-sale 		                  (48,222,295) 	 (3,168,200)		(16,942,994)
   Held-to-maturity 		                    (47,364,954) 		(6,459,372)		(19,495,987)
  Net increase in loans 		                (11,801,733)  (29,236,191)		(18,778,658)
  Purchases of premises and equipment    		(1,116,543) 	  	(850,672)   		(418,586)
  Purchase of equipment leased 		          (2,607,500) 		     - 	 	         -
  Purchase of deposit base intangibles   		(1,124,258)  		    - 	      	    -
  Purchase of single premium life
   insurance contract                      		(785,330) 	   	  -      	 	    -

       NET CASH USED BY INVESTING
        ACTIVITIES                      		(53,890,559) 	(13,558,990)		(25,392,174)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits 		         29,930,577 	  	5,625,638	  	16,217,348
 Assumption of deposit liabilities
  - Note 12 		                             19,863,923 		      - 	 	         -
 Net increase (decrease) in short
  term borrowings                        		(6,432,072)  		4,355,000 	  	7,000,000
 Cash dividends 		                         (1,288,000) 		(1,176,000) 		(1,071,000)

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                       		42,074,428   		8,804,638  		22,146,348

       INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                 		(3,365,199) 	 	4,546,180 		  3,693,358

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR 		                                31,281,706		  26,735,526 		 23,042,168

CASH AND CASH EQUIVALENTS AT END OF
 YEAR 	                                  $	27,916,507 	$	31,281,706 	$	26,735,526

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

		As of December 31, 1996, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fourteen (14) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1996, amounted to approximately $8.9 million.


Cash Equivalents

		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.


Securities

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

Securities (Continued)

		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.

		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in non-accrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

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


	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property.
However, when the property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $450 thousand at December 31, 1996, and $483 thousand at December 31, 1995.


Allowance for Possible Loan Losses

	The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Loan quality is monitored by Loan

            FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Possible Loan Losses (Continued)

Review, the Special Assets Committee, and the Credit Administrator. The amount by which a loan is determined to be impaired is added to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.


Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3 to 33 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

		Certain other equipment purchased for lease to an outside party under a five year operating lease is included in other assets at cost less accumulated depreciation. The equipment is being depreciated on an accelerated basis over seven years.


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


Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1996 - $224,212; 1995 - $168,020;  and  1994 - $168,020.

           FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

Securities with an amortized cost of $103,540,673 and $93,101,954 at December 31, 1996 and 1995, respectively (fair value: 1996 - $104,061,311; 1995 - $93,937,766), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1996, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                      Amortized                Gross Unrealized                Fair
		                                       Cost 	            	  Gain       	 	Loss 	        	    Value

December 31, 1996
Available-for-sale securities
  U.S. Treasury 	                  $ 	26,412,520 	        $  	162,913 	   $ 	  63,634 	    $ 	26,511,799
  U.S. Government agencies   		       26,850,441 		            45,866 		      318,203   		    26,578,104
  Other securities   		                2,635,338 		           565,044 		      148,750 		       3,051,632
                                  	$ 	55,898,299 	        $  	773,823 	   $  	530,587 	    $ 	56,141,535

Held-to-maturity securities
  U.S. Treasury 	                  $ 	30,504,935 	        $ 	 106,345 	   $   	22,080 	    $ 	30,589,200
  U.S. Government agencies   		       39,679,582 	           	245,034 		       87,434		       39,837,182
  States and political subdivisions 		47,538,074 		           700,948		       283,420 		      47,955,602
  Other securities 		                    819,159 		            24,878 		        - 	 	            844,037
                                  	$	118,541,750 	        $	1,077,205 	   $  	392,934 	    $	119,226,021

December 31, 1995
Available-for-sale securities
  U.S. Treasury 	                  $  	5,064,421 	        $   	72,679    	$ 	   - 	        $  	5,137,100
  U.S. Government agencies 		          3,279,968 		            72,268 		        2,570		        3,349,666
  Other securities 		                  2,531,138 		           254,102 		        3,000 		       2,782,240
	                                  $ 	10,875,527 	        $ 	 399,049 	   $ 	   5,570 	    $ 	11,269,006

Held-to-maturity securities
  U.S. Treasury 	                  $ 	61,426,813 	        $  	295,846 	   $ 	  59,359 	    $ 	61,663,300
  U.S. Government agencies 		         23,498,204 		           267,237 		       48,041		       23,717,400
  States and political subdivisions 		42,415,025 		           934,439		       241,048 		      43,108,416
  Other securities 		                    322,640 		            18,205 		       - 		              340,845
                                 	 $	127,662,682 	        $	1,515,727 	   $ 	 348,448 	    $	128,829,961

<F4>
Table I - Amortized Cost and Fair Value of Investment Securities.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES  (Continued)

		At December 31, 1996, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1996, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of
available-for-sale securities were $3,020,054, $7,306,453, and $25,152,051 during 1996, 1995, and 1994 respectively. Proceeds from the maturity or call of held-to-maturity securities were $56,112,000, $18,848,992, and $5,092,000 during 1996, 1995, and
1994 respectively.  There were no gains or losses in 1996.
Gross gains of $1,182 and gross losses of $-0- were realized on
the dispositions in 1995.   Gross gains of $-0- and gross losses
of $243,690 were realized on the dispositions in 1994.

                            		        Amortized 	       	 Fair 		         Yield
                                       		Cost 		          Value 		     (Unaudited)

Available-for-sale securities
U.S. Treasury
  Within one year 	                 $ 	16,189,997 	  $ 	16,176,499 		     5.6%
  After one but within five years 	    	9,171,798 		     9,274,000		      6.3%
  After five but within ten years 		    1,050,725 		     1,061,300      		6.4%
U.S. Government agencies
  Within one year 		                    1,000,000 		     1,021,300 		     8.0%
  After one but within five years 		   24,543,375 		    24,255,710      		5.9%
  After five but within ten years 	    	1,043,738 	     	1,038,400      		6.2%
  After ten years 		                      263,328 		       262,694 		     6.1%
  Other securities 		                   2,635,338 		     3,051,632 		     8.9%
	                                   $ 	55,898,299 	  $ 	56,141,535

Held-to-maturity securities
U.S. Treasury
  Within one year 	                 $ 	22,067,254 		 $  22,103,400 		     5.6%
  After one but within five years 		    5,238,326 		     5,301,900      		6.4%
  After five but within ten years 		    3,199,355 		     3,183,900		      6.0%
U.S. Government agencies
  Within one year 		                    4,504,421 		     4,512,100 		     6.1%
  After one but within five years 		   17,076,622 		    17,210,700      		6.4%
  After five but within ten years 		   18,098,539 		    18,114,382      		6.4%
States and political subdivisions
  Within one year 		                    3,015,087 		     3,061,625 		    10.0%
  After one but within five years 		   12,976,264 		    13,229,979      		8.1%
  After five but within ten years 		   20,837,173 		    20,940,923       	7.4%
  After ten years 		                   10,709,550 		    10,723,075 		     7.8%
Other securities
  After one but within five years 		      319,159 		       330,087 		     8.0%
  After five but within ten years 		      500,000 		       513,950 		     7.3%
 	                                  $	118,541,750 	  $ 119,226,021

<F5>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

                                                 		    1996  		                1995
Loans secured by real estate
   Construction  and  land development 	          $ 	 8,751,021 	        $  	7,399,095
   Farmland 		                                        6,923,739 		           7,849,137
   Lines of credit 		                                   192,010 		             339,108
   1-4 family residential property - first lien 	  	116,905,803 		         111,016,393
   1-4 family residential property - junior lien 		   6,461,497            		7,177,285
   Multifamily residential property 		                2,487,453 		           3,729,687
   Non farm, non residential property 		             46,114,930 		          44,224,353

      Subtotal 		                                   187,836,453 		         181,735,058

Commercial and  industrial loans
   Commercial  and  industrial 		                    53,577,210 		          51,758,675
   Taxable municipal loans 		                           240,000 	 	            270,000
   All other loans 		                                   748,125 		              88,239

      Subtotal 		                                    54,565,335 		          52,116,914

Tax exempt municipal loans 		                           605,933 		           1,485,071

Loans to individuals
   Agricultural production 		                         2,894,845 		           3,659,215
   Lines of credit 		                                   200,903 		             135,230
   Individuals for personal expenditures 		          57,897,835           		53,026,209

      Subtotal 		                                    60,993,583 		          56,820,654

                                                  		304,001,304 		         292,157,697

Less:
   Net unamortized loan origination fees 		            (269,260) 		           (225,368)
   Unearned interest income 		                            - 		                  (2,018)
   Allowance for possible loan losses 		             (2,926,063)      		    (2,678,386)

	                                                 $ 300,805,981 	        $ 289,251,925

<F6>
Table III - Loans Outstanding by Category at December 31, 1996
and 1995

		 	 	                                         (In Thousands of Dollars)
                            		Within 		        One to 		          After
                           		One Year 		     Five Years 		     Five Years 		   Total

Fixed rate loans 	          $ 	66,689 	       $ 	51,604 	       $ 	25,824 	 $	144,117
Variable rate loans 		         99,680 		         32,963 		         27,241 		  159,884

	                           $	166,369 	       $ 	84,567 	       $ 	53,065 	 $ 304,001

<F7>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1996

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

		Loans having recorded investments of $5,136,286 at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $1,146,000. Interest received on these loans during 1996 was $504,840. Impaired loans had recorded investments of approximately $5,856,000 at December 31, 1995.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1996 and 1995, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1996 or 1995.

                                        		Balance at
                                        		Beginning  				               Amount 		    Balance at
                                        		 of Year 		   Additions   		Collected 		  End of Year

            1996
Aggregate of certain party loans 	       $	7,706,004 	 $ 8,454,247 	 $	7,937,989 	  $ 8,222,262

            1995
Aggregate of certain party loans 	       $	6,494,271 	 $ 7,020,665   $	5,808,932 	  $ 7,706,004

<F8>
Table V - Analysis of Activity in Certain Party Loans

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      		                                       1996  		        1995  		       1994
Balance at beginning of year 	             $	2,678,386 	   $ 2,342,290 	  $	2,023,651
Provision charged to operating expenses    		1,300,000 		      670,000      		660,000
Loan losses:
  Loans charged off 		                      (1,388,422) 		    (555,957) 		   (422,831)
  Recoveries on loans previously
    charged off 		                             336,099 		      222,053 		      81,470

Balance at end of year 	                   $	2,926,063 	   $	2,678,386 	  $	2,342,290

<F9>
Table VI - Changes in the Allowance for Possible Loan Losses


		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1996.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

		                                                    1996          		1995
Land 	                                           $ 	1,348,288 	  $ 	1,204,288
Premises 		                                         7,013,942 		    6,648,329
Furniture and equipment 		                          4,068,373 		    3,949,617
Leasehold improvements 		                           1,149,732 		      879,695
                                                 		13,580,335 		   12,681,929
Less allowance for depreciation and amortization 		(6,750,860)		   (6,283,993)
	                                                $ 	6,829,475 	  $ 	6,397,936

	Annual provisions for depreciation and amortization of bank premises and equipment total $685,005 for 1996, $645,816 for 1995, and $589,045 for 1994. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,590,066 at December 31, 1996.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

 The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 1996, additional dividends of approximately $14,800,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2013. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $726,337, $660,121, and $409,764 for equipment leases, and $112,384,
$111,649, and $97,966 for building leases, in 1996, 1995, and
1994, respectively. Future minimum lease commitments as of December 31, 1996, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.


                                     		1997  	$  	784,704
                                       1998    	 	714,848
                        		             1999    		 383,334
                                     		2000    		 123,758
                                     		2001    		 123,758

Total future minimum lease payments 			       $	2,130,402

<F9>
Table VIII - Future Minimum Lease Commitments

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                           		1996       		1995      	  1994

Current:
  Federal 	                             $ 2,422,550 	 $	2,166,566 	$	1,831,848
  State 		                                  628,788 		    585,606 		   503,433

      Total current 		                    3,051,338 		  2,752,172 		 2,335,281
Deferred:
  Federal 		                               (137,700) 		  (198,393) 		 (111,805)
  State 		                                  (24,299) 		   (35,010) 		  (19,730)

      Total deferred 		                    (161,999) 		  (233,403)  		(131,535)
      Total provision for income taxes 	$	2,889,339   $	2,518,769  $ 2,203,746

<F10>
Table IX - Provisions for Income Taxes

                                           		1996  		      1995  		      1994
Allowance for possible loan losses 	    $ 	 914,386   $  	815,315 	  $ 	682,877
Write-down of other real estate 		          177,120 		    177,120 		    159,120
Deferred compensation 		                    336,255 		    256,139 		    156,227
Direct lease financing 		                     - 		          - 		         36,452
Unrealized loss on AFS securities 		          - 		          -          		32,372
Deferred loan fees 		                        26,863 		     44,051 		     24,546

  Deferred tax asset 		                   1,454,624 		  1,292,625 		  1,091,594

Unrealized gain on AFS securities 		        (97,294) 		  (157,392) 		     -

  Deferred tax liability 		                 (97,294) 	  	(157,392) 		     -

     Net deferred tax asset 	           $ 1,357,330 	 $	1,135,233	  $	1,091,594

<F11>
Table X - Deferred Tax Effects of Principal Temporary Differences

	     	                                             1996  		      1995       		1994
Tax expense at statutory rate 	                 $	3,317,086 	 $	2,935,722 	 $	2,640,158
Increase (decrease) in taxes resulting from:
  Tax-exempt interest 		                           (859,383) 	  	(783,011) 		  (780,946)
  Nondeductible interest expense 		                 101,534 		     89,491 		     75,019
  Other nondeductible expenses
    (nontaxable income) - net 		                    (21,170) 		   (28,114)		     (6,458)
  State income taxes, net of federal
    tax benefit 		                                  398,963 	    	363,393 	    	319,244
  Dividend income exclusion 		                      (34,855) 		   (18,324) 		   (29,571)
  Other 		                                          (12,836) 		   (40,388) 		   (13,700)
Total provision for income taxes 	              $	2,889,339 	 $ 2,518,769 	 $	2,203,746

Effective tax rate 		                                 29.6% 		      29.2% 		      28.4%

<F12>
Table XI - Reconciliation of Total Income Taxes Reported with
the Amount of Income Taxes Computed                   at the
Federal Statutory Rate (34% Each Year)

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1996, 1995, and 1994 amounted to $3,140,000, $2,756,442 and $2,431,332, respectively.

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

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1996, were $25,605,000 and $2,283,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW

		 Interest paid on deposits and other borrowings during 1996, 1995, and 1994 amounted to $17,206,708, $14,845,107, and
$12,641,299, respectively.


NOTE 11 - SHAREHOLDERS'  EQUITY

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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1996 and 1995, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		As of June 30, 1996, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank and this classification is confirmed by the most recent notification from the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                                                				      To Be Well
                                                                               				      Capitalized Under
                                                              		For Capital 	   	      Prompt Corrective
                                            Actual          	Adequacy Purposes 	   	    Action Provisions
As of December 31, 1996 		            Amount    		Ratio 		  Amount  		 Ratio > or = 	 Amount 		  Ratio > or =
<s >
Total Capital (to Risk Weighted
      Assets)   Consolidated 	     	 56,004,592 		18.69% 		23,972,003	 	 8.00% 		    29,965,004 	  	10.00%
                Bank 		              55,472,014 		18.55% 		23,923,241		  8.00% 		    29,904,051 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      53,078,528 		17.71% 		11,986,300  		4.00% 		    17,979,450 		   6.00%
                Bank 		              52,545,950 		17.57% 		11,962,652		  4.00% 		    17,943,978 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      52,066,624 		10.36% 		20,107,993		  4.00% 		    25,134,992 		   5.00%
                Bank 		              50,574,336 		10.07% 		20,089,111		  4.00% 		    25,111,388 		   5.00%

As of December 31, 1995
Total Capital (to Risk Weighted
      Assets)   Consolidated 		      51,162,164 		17.87% 		22,901,838 	 	8.00% 	    	28,627,297 		  10.00%
                Bank 		              50,682,365 		17.74% 		22,855,632	  	8.00% 		    28,569,541 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      48,483,778 		16.94% 		11,450,919		  4.00% 		    17,176,378 		   6.00%
                Bank 		              48,003,979 		16.80% 		11,429,519	  	4.00% 		    17,144,278 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      46,754,542 		10.08% 		18,549,574		  4.00% 		    23,186,967 		   5.00%
                Bank 		              45,891,248 	 	9.91% 		18,523,208	  	4.00% 		    23,154,010 		   5.00%

<F13>
Table XII - Capital Amounts and Capital Adequacy


NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a non-profit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $661,307, $633,459 and $602,010, in 1996, 1995, and
1994, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1996 - $620,657; 1995 - $594,221) purchased in 1993 to fund the plan and the related liability (1996 - $513,792; 1995 - $482,272) were included in other assets and other liabilities, respectively. Net non-cash income recognized on these policies of $26,436 in 1996 and $14,133 in 1995 is included in the above asset values. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $64,024 in 1996, $106,066 in 1995, and $98,925 in 1994.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $172,871 for 1996, $176,727 for 1995, and $126,262 for 1994 are recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Net non-cash income recognized on these policies of $85,249 in 1996 and $51,803 in 1995 is included in the cash surrender values of $1,887,171 and $1,801,922 reported in other assets at December 31, 1996 and 1995, respectively.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. An insurance premium of $795,000 was paid in November, 1996, of which $785,330 is the cash surrender value at December 31, 1996, and is included in other assets, and net expense of $9,670 is included in other operating expense.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replace- ment/split dollar plan. These policies have an aggregate face amount of $2,875,000.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

 	                                      December 31, 1996 		       December 31, 1995
                                      	Amortized    		Fair 	     	Amortized 		   Fair
                                         	Cost 		     Value 		       Cost 		     Value
                                                    (Dollars in Thousands)
Financial assets
  Cash and cash equivalents 	         $ 	27,917 	  $ 	27,917 	    $ 	31,282	   $ 	31,282
  Securities held to maturity 		        118,542 		   119,226 		     127,663		    128,830
  Securities available for sale 		       55,898 		    56,142 		      10,876		     11,269
  Loans, net 		                         300,806 		   309,401 		     289,252 		   298,076
  Accrued interest receivable 		          5,549 		     5,549 		       5,424		      5,424

Financial liabilities
  Deposits 		                           460,573 		   449,129 		     410,778 		   398,296
  Federal funds purchased 		              5,000 		     5,000 		      10,000 		    10,000
  Short term borrowings 		                  523 		       523 		       1,955 		     1,955
  Accrued interest payable 		             2,539 		     2,539 		       3,034 		     3,034

<F14>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1996, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                		First 		      Second 		     Third 	     	Fourth
                               		Quarter 	     	Quarter   	 	Quarter 	 	   Quarter 		       Total
     1996
Interest income 	             $	9,052,224 	   $	9,280,303 	 $	9,249,133  	$	9,501,009 	 $37,082,669
Interest expense 		             3,989,386 		    4,153,059 		  4,260,324 		  4,308,988		  16,711,757

Net interest income 		          5,062,838 		    5,127,244 		  4,988,809		   5,192,021 		 20,370,912
Provision for possible loan
  losses 		                       250,000 		      300,000 		    200,000 		    550,000 		  1,300,000
Noninterest expenses, net of
  noninterest income 		         2,327,604 		    2,234,505 		  2,335,349		   2,417,319 		  9,314,777

Income before income taxes 		   2,485,234 		    2,592,739 		  2,453,460		   2,224,702 		  9,756,135
Income taxes 		                   777,319 		      776,659 	    	694,636 		    640,725 	  	2,889,339

Net income 	                  $ 1,707,915 	   $	1,816,080 	 $	1,758,824 	 $	1,583,977 	 $	6,866,796

Earnings per common share
    (1,400,000 shares) 	      $ 	    1.22 	   $  	   1.30   $ 	    1.25 	 $ 	    1.13	  $ 	    4.90

                                  	First 		     Second 		     Third 	     Fourth
                               		Quarter 		     Quarter 		   Quarter 		   Quarter 		       Total
     1995
Interest income 	             $	8,244,228 	   $ 8,640,769 	 $	8,720,212   $	8,888,360 	 $34,493,569
Interest expense 		             3,654,485 		    3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		          4,589,743 		    4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
  losses 		                       145,000 		      140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
  noninterest income 		         2,492,505 		    2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		   1,952,238 		    2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                   512,448 		      589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                  $ 1,439,790 	   $	1,506,603 	 $	1,490,537 	 $	1,678,776 	 $	6,115,706

Earnings per common share
  (1,400,000 shares) 	        $ 	    1.03 	   $  	   1.08 	 $ 	    1.06 	 $ 	    1.20 	 $ 	    4.37

<F15>
Table XIV - Consolidated Quarterly Results of Operations


NOTE 16 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fifteen domestic offices. The average amounts of deposits and the average rates paid are summarized in Table XV. Maturities of time deposits of $100,000 or more at December 31 are indicated in Table XVI.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS  (Continued)

                                            	1996  	 	             1995  	 	          1994
                                                 (Dollars in Thousands)
Demand deposits 	                    $ 	61,509 		  - 	% 	 $ 	56,730 		  - 	% 	$ 	55,557 	   	- 	%
NOW and money market accounts 		       158,450 		 3.37 			  149,016 		 3.51			  161,244 	   3.25
Savings deposits 		                     37,421 		 3.22 			   34,629 		 3.00  			 35,036 		  2.87
Time deposits of less than $100,000 		 151,952 		 5.40  			 136,568		  5.30  			126,523 	 	 4.27
Time deposits of $100,000 or more 		    34,539 		 5.41 			   32,524		  5.35 			  26,053 	 	 4.32

Total In Domestic Offices 	          $	443,871 		 3.74% 	 $	409,467		  3.72% 	$	404,413 	 	 3.66%

<F16>
Table XV - Average Amounts of Deposits and Average Rates Paid by
Deposit Type at December 31

	                                     1996       		1995  		     1994
                           							       (Dollars In Thousands)
Under 3 months 	                   $	11,680 	   $ 	7,877 	   $ 	3,117
3 to 12 months 		                    22,638 		    18,407 		    18,250
Over 12 months 		                     4,812 		     4,310 		     4,803

	                                  $	39,130 	   $	30,594 	   $	26,170

<F17>
Table XVI - Maturities of Time Deposits of $100,00 or More at
December 31


NOTE 17- CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             December 31, 1996 and 1995
                             (In Thousands of Dollars)
             Assets 		                                    1996  		  1995
Cash 	                                                  $  	 142 	 $    	70
Investment in bank subsidiary - at equity        		       53,870 	   48,517
Investment in credit life insurance company - at cost       		50 	      	50
Investment in other securities 		                             22 	       22
Dividends receivable from bank subsidiary 		                 714 	      630
Cash surrender value - life insurance 		                     489 		     466
Other assets 		                                                1 		       1

      Total assets 	                                    $	55,288 	 $	49,756

       Liabilities and Stockholders' Equity
Liabilities
  Payable to directors 	                                $ 	  173 	 $ 	  129
  Dividends payable 		                                       714 		     630

      Total liabilities 		                                   887 		     759
Stockholders' equity
  Common stock - $10 par value, authorized 4,000,000
    shares; 1,400,000 shares issued and outstanding 		    14,000		   14,000
  Retained earnings 		                                    40,255 		  34,761
  Net unrealized gain (loss) on available-for-sale
    securities, net of tax 		                                146 		     236
      Total stockholders' equity 	                       	54,401 		  48,997

      Total liabilities and stockholders' equity 	      $	55,288 	 $	49,756

<F18>
Table XVII - Condensed Balance Sheets of Parent

                   FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)


                      Years Ended December 31, 1996 and 1995
                            (In Thousands of Dollars)

                                               		1996  	      	1995
Operating income
  Dividends from bank subsidiary 	             $	1,372 	     $	1,232
  Other dividend income 		                          85 		         22
  Interest income 		                                 6 		          2
  Other 		                                          28 		         27

Operating expenses 		                               68 		         87

    Income before equity in undistributed net
      income of bank subsidiary 		               1,423 		      1,196

Equity in undistributed net income of bank
  subsidiary 		                                  5,444		       4,920

    Net Income 	                               $	6,867 	     $	6,116

<F19>
Table XVIII - Condensed Statements of Income of Parent


                         Years Ended December 31, 1996 and 1995
                               (In Thousands of Dollars)

                                                   	     	 1996  	      	1995
Operating activities
  Net income for the year  	                             $	6,867 	     $	6,116
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Equity in undistributed net income of bank
    subsidiary                                          		(5,444) 		    (4,920)
  Increase in other assets   		                             (111) 		       (69)
  Increase in payables 		                                     44 	         	54

     Total adjustments                                    (5,511)       (4,935)

  Net cash provided by operating activities 		             1,356		       1,181

Net cash provided by (used in) investing activities
    Purchases of investment securities 	     	              (133) 		        -
    Proceeds from maturities of investment securities 		     137 		         -
     Net cash provided by (used in) investing activities		     4 		         -

Net cash used in financing activities
  Cash dividends paid 		                                  (1,288) 		    (1,176)

    Increase (decrease) in cash 		                            72 		          5

Cash at beginning of year 		                                  70 		         65

Cash at end of year 	                                    $  	142 	     $   	70

<F20>
Table XIX - Condensed Statements of Cash Flows of Parent





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

	During 1996, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. Internal growth was the challenge for the year to all directors, officers, and employees who were reminded that the bank was large enough to perform yet small enough to care about customer needs. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1996, 1995, and 1994; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


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


Summary

	The Bank reported net income of $6.9 million for 1996 compared to $6.1 million in 1995 and $5.6 million in 1994. On a per common share basis, net income was $4.90 for 1996 versus $4.37 for 1995 and $3.97 for 1994. The improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance. These improve- ments were partially offset by higher additions to the allowance for loan losses.

	The return on average equity for 1996 was 13.23% compared to
13.08% for 1995 and 13.30% for 1994.   The return on average
assets was 1.37% for 1996 versus 1.32% for 1995 and 1.23% for 1994.


Gross Interest Margin

	The gross interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The maintenance of the gross interest margin at a level which, when coupled with noninterest revenues, is sufficient to cover additions to the allowance for loan losses, noninterest expenses and income taxes, and yield an acceptable profit is critical for success in the banking industry. The gross interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

	Management activities are planned to maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses. This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those which incur no interest cost (primarily noninterest-bearing demand deposits). This ratio is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions. The incremental interest spread compares the difference between the yields on earning assets and the cost of interest-bearing funds. This calculation and similar ratios are used to assist in pricing decisions for interest related products.

	Table A entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL presents for each of the last three years by major categories of assets and liabilities, the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates 			and Interest Differential

                                           YEAR ENDED DECEMBER 31,
                              	            1996        		              1995  		                     1994
                              	  Average  	Rate/ 	          		Average  Rate/ 				         Average 		Rate/
                              	  Balance 	 Yield   Interest 		Balance 	Yield 		Interest   Balance 	 Yield 		 Interest
ASSETS 	                                                    (Dollars In Thousands)
Interest earning assets
 Loans, net 	                   $290,413 		 9.43% 	$	27,373* 	$276,166 	9.38% 	$	25,892* 	$247,791 		8.54% 	$	21,156*
 Bank time deposits 		                 1 		   - 			     - 			        2    -			      - 			      - 		    - 			     -
 Taxable securities 		           118,030 		 6.15 			  7,256 			104,220		6.20 			  6,457 			119,960 		6.25 			  7,497
 Tax exempt securities 		         44,158 		 7.10 			  3,134*  		39,139 	8.06  		  3,156* 		 38,545 		8.49 			  3,274*
 Federal funds sold 		             4,198  		5.31     			223 		  	2,076		5.83 			    121 			  2,998 		3.73 			    112

 TOTAL EARNING ASSETS 		         456,800 		 8.32 		$	37,986			 421,603		8.45 		$	35,626 			409,294 		7.83 		$	32,039
Noninterest earning assets
 Cash and due from banks 		       25,760 								               24,829								              25,945
 Bank premises and equipment 	  	  6,708 								                6,246								               6,350
 Other assets 		                  13,432 							 	              11,061 								             10,364

 TOTAL ASSETS 	                 $502,700 							              $463,739 					 		           $451,953

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market accounts	$158,438 	   3.37% 	$ 	5,338 		$148,993  3.51% 	$ 	5,223 		$161,244 		3.25%	 $ 	5,239
 Savings 		                      37,428 		  3.22 			  1,204 	 		34,627  3.00 			  1,040			  35,036 		2.87 			  1,006
 Time  		                       151,973		   5.40 		  	8,210 			136,605  5.30 			  7,245			 126,523 		4.27 			  5,400
 Time over $100,000 		           34,554 		  5.40 	  		1,866 	 		32,522		5.35 			  1,740 			 26,053 		4.32 			  1,126

 TOTAL INTEREST BEARING
  DEPOSITS 		                   382,393 		  4.35			  16,618 			352,747 	4.32 			 15,248 		 348,856 		3.66			  12,771
 Federal funds purchased 		       1,043 		  5.56 			     58 			  2,415		5.92 			    143 			  1,462 		4.86 			     71
 Other short-term debt 		           622 		  5.79      			36 	    		565 	5.49			      31 			    568 		3.92 			     22

 TOTAL INTEREST BEARING
  LIABILITIES 		                384,058 		  4.35 		$	16,712 			355,727 	4.34 		$ 15,422 			350,886 		3.67 		$	12,864
Noninterest bearing liabilities
 Demand deposits 		              61,509 								                56,742 								             55,557
 Other liabilities 		             5,066 								                 4,515 								              3,690

 TOTAL LIABILITIES 		           450,633 								               416,984								             410,133
Stockholders' equity 		          52,067 								                46,755 								             41,820

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY 	       $502,700 							               $463,739 							            $451,953

 Spread between combined
   rates earned and combined
    rates paid* 				                        3.97% 	               						4.11%							                 4.16%

 Net yield on interest-
  earning assets* 				                      4.66% 							               4.79% 							                4.68%

<F21>
* Taxable equivalent basis

Notes:
1.	U.S. Government, government agency, and corporate debt
securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities.
Municipal debt securities are nontaxable and classified as
held-to-maturity.
2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the
disallowance of interest expense, for federal income tax
purposes, related to certain tax-free assets.  Loans include nonaccrual loans for all years presented.
3.	The average balances of the fair values of available-for-sale securities were used in the calculations in this table.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

TABLE B - Distribution of Assets, Liabilities, and Stockholders'
          Equity, Interest Rates and Interest Differential     (Continued)

	Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.

                                             	  1996 Compared to 1995          	 	1995 Compared to 1994
Volume and Yield/Rate Variances 				                  Yield/ 		Net Increase       				  Yield/ 		 Net Increase
(Taxable Equivalent Basis - In Thousands) 	 	Volume 		Rate   		(Decrease) 		   Volume 		Rate 		   (Decrease)
Revenue earned on
  Net loans 	                               $ 1,336 	 $  	145 	 $	1,481 	     $	2,423 	 $	2,313 	  $	4,736
  Investment securities
    Taxable securities 		                       856 		    (57) 		   799 		       (984) 		   (56)		  (1,040)
    Tax-free securities 		                      405 		   (427) 		   (22) 		        50 		   (168)		    (118)
  Federal funds sold 		                         124 		    (22) 		   102 		        (34) 		    43 		       9

     Total interest earning assets 		         2,721 		   (361)		  2,360 		      1,455 		  2,132 		   3,587
Interest paid on
  NOW and money market accounts 		              331 		   (216) 		   115 		       (398)		    382 		     (16)
  Savings deposits 		                            84 		     80 		    164 		        (12) 		    46 		      34
  Time deposits 		                              815 		    150 		    965 		        430 		  1,415 		   1,845
  Time over $100,000    		                      109 		     17 		    126 		        279 		    335 		     614
  Federal funds purchased 		                    (81) 		    (4) 		   (85) 		        46 		     26 		      72
  Short term debt 		                              3 		      2 		      5 		        - 		        9 		       9

      Total interest-bearing funds 		         1,261 		     29 		  1,290		         345 		  2,213 		   2,558

Net interest earnings 	                     $	1,460 	 $ 	(390) 	$	1,070 	     $	1,110 	 $  	(81)   $	1,029

Notes:

1.	The change in interest resulting from both volume and
yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of the taxable equivalent adjustment has
given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
3. U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


		Two graphs are included at this point in the material mailed to our stock-
holders.  The first graph illustrates the categories of average earning assets and the portion each category is of the total for the last three years.  The following table is the data illustrated by this graph.

					                 Loans        	Investment Securities	    Other
			1996	           	$290,413	             $162,188           $4,199
			1995		            276,166	 	            143,358 	          2,078
			1994		            247,791	 	            158,505	           2,998


The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

		         Interest-Bearing Deposits		   Noninterest-Bearing Deposits	   Other
	1996		            $382,393			                   $61,509			             $1,043
	1995		             352,747				                   56,742			              2,415
	1994		             348,856				                   55,557			              1,462


		Average earning assets increased 8.4% in 1996 compared to an
3.0% increase in 1995 and a 7.6% increase in 1994.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1996, average net loans represented
63.6% of average earning assets. Total average net loans increased during the last three years showing an 5.2% growth from 1995 to 1996, an 11.5% growth from 1994 to 1995, and a 6.1%
growth from 1993 to 1994. Average investments represented 36.4% of average earning assets at December 31, 1996, and increased
14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. The assets purchased were buildings and equipment and not earning assets. Most of the increase in investments can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995, and increased 11.6% in 1994. Average total assets increased during the last three years as evidenced by an 8.4% growth from 1995 to 1996, a 2.6% growth from 1994 to 1995, and a 7.4% growth from 1993 to 1994. Please refer to the color graphs at the end of this document that illustrate this growth.

	The bank's average deposits grew during the last three years reflecting an 8.4% growth from 1995 to 1996, a 1.3% growth from
1994 to 1995, and a 6.8% growth from 1993 to 1994.
Approximately half of the increase in average deposits can be attributed to the acquisition discussed earlier in this section.
 Short and medium term rates were more competitive compared to longer term rates during the first half of 1996 and some depositors moved money back into interest-bearing transaction accounts, which increased 6.3% during 1996 but had declined in
1995 as investors took advantage of higher certificate of
deposit rates. Over half of the increase during 1996 was attributable to the acquisition. Average interest-bearing checking accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994. Average savings deposits increased 8.1% during 1996, over 54% from the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995 compared to a 12.2% increase in 1994. Average certificates of deposit under $100,000 increased 11.3% during 1996, 60.0% from the acquisition, increased 8.0% in 1995, and declined 1.2.% in 1994. Certificates of deposit over $100,000 increased 6.3% in 1996, 87.8% from the acquisition, compared to a 24.8% increase in 1995 and a 10.4% increase in 1994.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST  RATE  SENSITIVITY

	The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.

	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1996, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at December 31, 1996, 1995, and 1994 was 4.66%, 4.79%, and 4.68%
respectively.


TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
          (Dollars in Thousands)
  		                                       3 Months 		 3-6 	    	6-12   		Over 1
As of December 31, 1996 		                 or Less 		 Months 		 Months 	 	Year		       Total
Earning assets
  Loans and leases, net of unearned     	$ 	58,045 	$ 	42,594 	$ 	65,730 	$	137,632 	$	304,001
  Taxable investment securities 		          13,855 	  	10,000 	  	13,500	  	 90,061 		 127,416
  Tax-exempt investment securities 		        1,000 		   1,100 		     900		   44,271 		  47,271

     Total earning assets 		                72,900 	  	53,694 		  80,130 		 271,964 	$	478,688

Interest-bearing liabilities
  NOW and money market accounts 		          45,590 		     - 		    64,588		   43,136 	$ 153,314
  Savings 		                                   - 	 	      - 		    41,594 		     - 	 	   41,594
  Time 		                                   41,547 		  33,805 		  50,657 		  25,077 		 151,086
  Time over $100,000 		                     11,680 		   9,813 		  12,825 		   4,812		   39,130
  Other short-term debt 		                   5,523 		     - 	 	      - 	 	      - 		     5,523

Total interest bearing liabilities 		      104,340 		  43,618 		 169,664		   73,025 	$	390,647

Noninterest-bearing, net                                 								(88,041)

Net asset/liability funding gap 		         (31,440) 		 10,076 		 (89,534)		 110,898

Cumulative net asset/liability
 funding gap 	                           $ (31,440) $	(21,364) $(110,898) 	$ 	  -

<F22>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS


LOANS AND LOAN QUALITY

	As with most commercial banking institutions, the loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different
segments of the economy or in particular industries.    The
composition of the loan portfolio is disclosed in detail in Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements.

	The Bank follows written loan policies which include loan review procedures and approvals. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1996.

	Table D, RISK ELEMENTS IN THE LOAN PORTFOLIO, includes all loans management considers to be potential problem loans, summarizes average loan balances, and reconciles the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

	Loans having recorded investments of $5.1 million at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 1.7% of gross loans.
 Commercial loans comprised $.384 million of the total, with loans secured by real estate accounting for $3.6 million, and installment loans $1.1 million. The gross interest income that would have been recorded during 1996 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $374, $365, and $193 thousand for the years ended December 31, 1996, 1995, and 1994 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	A graph on the bottom of this page is included in the materials sent to the stockholders that illustrates the increase in average net loans and the ratio of net loan charge offs to
average loans for the last eight years.  The ratio at December
31, 1996 was .36%.  This ratio, although higher than 1994 and
1995 ratios, is well below industry levels.   The following
table is the data illustrated by this graph.

				                                   Avg Loans       	Ratio  Net
                                  				Outstanding	       CO/Avg Ln
                    		1989		           $163,003	          0.0032%
                    		1990		            172,749	          0.0030
                    		1991		            182,561	          0.0037
                    		1992		            215,158	          0.0023
                    		1993		            233,608	          0.0030
                    		1994		            247,791          	0.0014
                    		1995		            276,166	          0.0012
                   			1996		            290,413	          0.0036





                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO


	                      								                                   December 31
                                              	1996      		1995     	 	1994     	 	1993     	 	1992
                                                  									(Dollars  In Thousands)
Average amount of loans outstanding       	 $ 290,413 	 $ 276,166 	 $	247,791 	 $	233,608 	 $ 215,158

Balance of allowance for possible loan
  losses at beginning of year 	             $  	2,678 	 $  	2,342 	 $  	2,024	  $  	2,254 	 $ 	 1,917
Loans charged-off:
  Loans secured by real estate    		              368 		       15 		      135 		      396		       245
  Commercial and industrial loans    		           141 		      170 		       42 		      222		       124
  Individuals 		                                  879 		      371 		      246 		      230 		      249
     TOTAL  LOANS CHARGED OFF 		                1,388 		      556 		      423 		      848		       618
Recoveries of loans previously charged off:
  Loans secured by real estate 		                 111 		       97 		        9 		       56 		        3
  Commercial and industrial loans 		               42 		       14 		       36 		       52 		       80
  Individuals 		                                  183 		      111 		       36 		       40 		       32
     TOTAL RECOVERIES 		                          336 		      222 		       81 		      148 		      115
       NET  LOANS CHARGED-OFF 		                1,052 		      334 		      342		       700 		      503
Provision charged to operating expenses 		      1,300 		      670 		      660		       470 		      840
     BALANCE OF ALLOWANCE FOR
      POSSIBLE LOAN LOSSES AT
       END OF YEAR 	                        $ 	 2,926 	 $ 	 2,678 	 $ 	 2,342 	 $ 	 2,024 	 $ 	 2,254

Ratio of net charge-offs during the
    period to average loans outstanding 		      0.36% 		    0.12% 		    0.14%		     0.30% 		    0.23%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1996, the Corporation had a ratio of average capital to average assets of 10.36%. This compares to a ratio of average capital to average assets of 10.08% at December
31, 1995, and 9.25% at December 31, 1994.

	Cash dividends declared in 1996 were 11.4% more than those paid in 1995. The dividend to net income ratio was 20%. Additional dividends of approximately $14.8 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

	As of December 31, 1996, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 17.7% and 18.7% respectively. One year earlier, the comparable ratios were 16.9% and 17.9%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital strength of the Corporation and the Bank.

		A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation
for the last six years.	The following table is the data illustrated
by this graph in thousands of dollars.

                      				1990		           $27,358
                      				1991		            30,194
                      				1992		            33,414
                      				1993		            37,454
                      				1994		            41,820
                      				1995		            46,755
                      				1996		            52,067

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 7.5% in 1996 due to a wider gross margin that was enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.8% in 1996 accounting for 73.7% of gross interest income. Interest earned on investment securities and other investments increased 12.8% in 1996 rounding out gross interest income contributing 26.3%. Total interest income increased
11.9% in 1995 and 7.3% in 1994.


Interest Expense

	Total interest expense increased 8.4% in 1996 due mostly to the increase in interest-bearing deposits, about half of which can be attributed to the acquisition indicated earlier.  This
increase compares favorably to a 19.9% increase in 1995 and a
6.9% increase in 1994.  The cost of interest-bearing deposits remained steady all year under monthly monitoring by the
Asset/Liability Committee.  This contributed to the wider gross
margin achieved during 1996.   The net interest margin (tax
equivalent net interest income divided by average earning assets) was 4.7% at the end of 1996 compared to 4.8% in 1995 and 4.7% in 1994.

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


Noninterest Income and Expense

		Noninterest income increased 28.4% during 1996 led by the increase in service charges from new and acquired customers.
This compares to a 14.9% increase in 1995 and a 1.6% increase in 1994. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1996 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

			             Income Category        		Income $	       % of Total
       		Income from trust services		     $1,324			         22.8%
       		Service fees on deposits		        3,374			         58.1%
       		Other service fees		                746			         12.8%
       		Other				                           363			          6.3%


		Noninterest expenses, excluding the provision for possible loan losses, increased 5.8% in 1996 which is a much smaller increase than the 6.2% increase in 1995. The increase in 1994 was 5.4% for a smaller corporation. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $6 thousand in 1996 compared to $500 thousand in 1995 and $891 thousand in 1994. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest expense in 1996 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

		                Expense Category	           Expense $		       % of Total
                		Personnel			                 $7,031			            46.5%
                		Occupancy			                  1,211			             8.0%
                		Furniture and equipment 		    1,581			            10.5%
                		FDIC insurance		   	              7			               0%
                		Other				                     5,292			            35.0%

                      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE E - FIVE YEAR COMPARISON

		                                        1996  	  	  1995      		 1994     		  1993  		     1992
INTEREST INCOME
 Interest and fees on loans          	$27,343,817 	$25,857,982 	$21,130,914 	$19,518,742 	$19,791,548

 Income on investment securities
   Taxable interest 		                  6,892,118 		 6,179,492 	 	7,012,626		  6,925,404 		 6,898,114
   Exempt from federal income tax 		    2,366,764 		 2,156,813		  2,184,666 		 1,857,168 		 1,825,869
   Dividends 		                           256,951 		   177,790 		   204,948 		    72,054		    110,874

                                      		9,515,833 		 8,514,095 		 9,402,240 		 8,854,626 		 8,834,857

 Other interest income 		                 223,019 		   121,492 		   284,384		    347,287 		   195,744

    TOTAL INTEREST INCOME 		           37,082,669 		34,493,569		 30,817,538 		28,720,655 	 28,822,149

INTEREST EXPENSE
  Interest on deposits 		              16,617,525 		15,247,875 		12,770,618		 11,998,235 		13,329,557
  Interest on other short term
   borrowings 		                           94,232 		   174,370		     93,286 		    38,339 		    47,449

    TOTAL INTEREST EXPENSE 		          16,711,757 		15,422,245		 12,863,904 		12,036,574 		13,377,006

    NET INTEREST INCOME 		             20,370,912 		19,071,324		 17,953,634 		16,684,081 		15,445,143

PROVISION FOR POSSIBLE LOAN LOSSES  	   1,300,000 		   670,000		    660,000 		   470,000 		   840,000
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		     19,070,912		 18,401,324 		17,293,634 		16,214,081 		14,605,143

NONINTEREST  INCOME
  Trust department income 		            1,323,525 		 1,251,642 		 1,249,359		    863,952 		   753,239
  Service fees on deposit accounts 		   3,373,805 		 2,697,332		  2,317,992 		 2,206,026 		 2,123,096
  Other service fees, commissions,
    and fees 		                           745,523 		   300,407 		   336,758 		   509,009		    401,618
  Other operating income 		               363,430 		   322,634 		   319,466		    315,108 		   191,363
  Available for sale securities
   gains (losses) 		                        - 		         1,182 		  (243,690)		    23,896 		    28,434

    TOTAL NONINTEREST  INCOME 		        5,806,283 		 4,573,197		  3,979,885 		 3,917,991 		 3,497,750

NONINTEREST  EXPENSES
  Salaries and employee benefits 		     7,030,588 		 6,620,827		  6,247,706 		 5,686,965 		 5,283,086
  Net occupancy expense 		              1,211,067 		 1,279,434 		 1,190,678		  1,070,971 		   984,650
  Furniture and equipment expense 		    1,580,753  		1,382,769  		1,069,856 		   889,848 		   801,453
  Loss on other real estate 		              - 		        50,724 		     4,000		    103,122 		   312,064
  Other operating expenses 		           5,298,652 		 5,006,292		  4,996,107 		 4,903,949 		 4,460,696

    TOTAL NONINTEREST EXPENSES 		      15,121,060	  14,340,046 		13,508,347 		12,654,855 		11,841,949

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		              9,756,135		  8,634,475 		 7,765,172 		 7,477,217 		 6,260,944

PROVISION FOR INCOME TAXES 		           2,889,339 		 2,518,769 		 2,203,746		  2,220,965 		 1,768,840

       NET INCOME  	                  $	6,866,796 	$ 6,115,706 	$	5,561,426  $	5,256,252 	$	4,492,104

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	    $ 	    4.90  $ 	    4.37 	$ 	    3.97	 $ 	    3.75 	$ 	    3.21

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


Net Income

	Net income was 12.3% higher in 1996 than in 1995. As indicated earlier, the improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance.
These improvements were partially offset by higher additions to the allowance for loan losses.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued one standard that has not been adopted by the Bank but is required to adopted after December 31, 1996. The Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes guidance on when to recognize and how to measure these financial assets and liabilities. The statement is effective prospectively for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It supersedes Statement No. 122, "Accounting for Mortgage Servicing Rights", which was effective for fiscal years beginning after December 15, 1995. Management does not believe this statement will have any material effect on future issues.


SHAREHOLDER INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1996, had a market value of $91 million and were held by 1,525 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The table on the right lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

		                                Price Range of 			       Dividend
                                	 	Common Stock 	 		         Paid
                               	High 		     Low 		        Per Share
		      First quarter          $	40.00  		 $	36.00  	      $
      		Second quarter           42.00  			  37.00  		        0.39
	1994  	Third quarter 		         43.00    			37.00
      		Fourth quarter 		        45.00  			  38.00  		        0.41
                                                   								$ 	0.80

        First quarter          $ 45.00     $ 45.00         $
      		Second quarter 		        48.00  			  45.00  		        0.43
	1995  	Third quarter 		         50.00  			  48.00
      		Fourth quarter 		        54.00  			  50.00  		        0.45
                                                   								$ 	0.88

      		First quarter 	        $	56.00  		 $	56.00  	      $
      		Second quarter 		        58.00  			  56.00  		        0.47
	1996  	Third quarter 		         63.00  			  60.00
      		Fourth quarter 		        65.00  			  63.00  		        0.51
                                                 							  	$ 	0.98

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 	COMPARATIVE DATA
                               	(In Thousands of Dollars)
		                               1996  	 	  1995  		   1994  		   1993  		   1992
AVERAGE ASSETS 	             $ 502,700 	$	463,739 	$	451,953 	$	420,760 	$	381,379

AVERAGE LOANS (NET) 	        $	290,413 	$	276,166 	$	247,791 	$ 233,609 	$	215,158

AVERAGE DEPOSITS 	           $	443,902 	$	409,489 	$	404,412 	$	378,782	 $	343,128

RETURN ON EQUITY AND ASSETS
  Return on average assets 		    1.37% 		   1.32% 		   1.23% 		   1.25%		    1.18%

  Return on beginning equity 		 14.06% 		  13.95% 		  14.11%		   14.93% 		  14.21%
  Average equity to
    average assets 		           10.36% 		  10.08% 		   9.25% 		   8.90%		    8.76%

COMMON DIVIDEND PAYOUT RATIO
  Earnings per share 	       $ 	  4.90  	$  	4.37 	 $  	3.97 	 $ 	 3.75 	$	   3.21

  Cash dividends per share 	 $ 	  0.98 	 $ 	 0.88 	 $ 	 0.80 	 $ 	 0.73	 $ 	  0.64

  Ratio 		                         20% 		     20% 		     20% 		     19% 		     20%

                                           	NET INTEREST MARGIN
                                         	(In Thousands of Dollars)
                                  		1996     		1995     		1994     		1993    		1992
INTEREST INCOME

 (TAX EQUIVALENT) 	              $ 37,985 	 $	35,626 	 $	32,039 	 $	29,465  $ 29,564

INTEREST EXPENSE 		                16,712 		  15,422 		  12,864 		  12,037 		 13,377

	                                $	21,273  	$	20,204 	 $	19,175 	 $	17,428 	$	16,187
NET INTEREST MARGIN* 		             4.66% 		   4.79% 		   4.68% 		   4.58% 		  4.67%

<F23>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.

Nine color graphs are included on the following page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the previous page. The third, fourth and fifth graphs illustrate return on stockholders' equity, earnings per share with cash dividends and stockholder's equity for the last five years.
The sixth graph illustrates average net loans for the last five years. The seventh and eighth graphs illustrate deposits and assets for the last five years. The information for these graphs was taken from the "COMPARATIVE DATA" table on the previous page. The final graph which illustrates net interest income for the last five years was taken from the net interest margin section in the "COMPARATIVE DATA" table on the previous page.




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

	During 1996, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. Internal growth was the challenge for the year to all directors, officers, and employees who were reminded that the bank was large enough to perform yet small enough to care about customer needs. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1996, 1995, and 1994; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


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


Summary

	The Bank reported net income of $6.9 million for 1996 compared to $6.1 million in 1995 and $5.6 million in 1994. On a per common share basis, net income was $4.90 for 1996 versus $4.37 for 1995 and $3.97 for 1994. The improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance. These improve- ments were partially offset by higher additions to the allowance for loan losses.

	The return on average equity for 1996 was 13.23% compared to
13.08% for 1995 and 13.30% for 1994.   The return on average
assets was 1.37% for 1996 versus 1.32% for 1995 and 1.23% for 1994.


Gross Interest Margin

	The gross interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The maintenance of the gross interest margin at a level which, when coupled with noninterest revenues, is sufficient to cover additions to the allowance for loan losses, noninterest expenses and income taxes, and yield an acceptable profit is critical for success in the banking industry. The gross interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

	Management activities are planned to maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses. This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those which incur no interest cost (primarily noninterest-bearing demand deposits). This ratio is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions. The incremental interest spread compares the difference between the yields on earning assets and the cost of interest-bearing funds. This calculation and similar ratios are used to assist in pricing decisions for interest related products.

	Table A entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL presents for each of the last three years by major categories of assets and liabilities, the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates 			and Interest Differential

                                           YEAR ENDED DECEMBER 31,
                              	            1996        		              1995  		                     1994
                              	  Average  	Rate/ 	          		Average  Rate/ 				         Average 		Rate/
                              	  Balance 	 Yield   Interest 		Balance 	Yield 		Interest   Balance 	 Yield 		 Interest
ASSETS 	                                                    (Dollars In Thousands)
Interest earning assets
 Loans, net 	                   $290,413 		 9.43% 	$	27,373* 	$276,166 	9.38% 	$	25,892* 	$247,791 		8.54% 	$	21,156*
 Bank time deposits 		                 1 		   - 			     - 			        2    -			      - 			      - 		    - 			     -
 Taxable securities 		           118,030 		 6.15 			  7,256 			104,220		6.20 			  6,457 			119,960 		6.25 			  7,497
 Tax exempt securities 		         44,158 		 7.10 			  3,134*  		39,139 	8.06  		  3,156* 		 38,545 		8.49 			  3,274*
 Federal funds sold 		             4,198  		5.31     			223 		  	2,076		5.83 			    121 			  2,998 		3.73 			    112

 TOTAL EARNING ASSETS 		         456,800 		 8.32 		$	37,986			 421,603		8.45 		$	35,626 			409,294 		7.83 		$	32,039
Noninterest earning assets
 Cash and due from banks 		       25,760 								               24,829								              25,945
 Bank premises and equipment 	  	  6,708 								                6,246								               6,350
 Other assets 		                  13,432 							 	              11,061 								             10,364

 TOTAL ASSETS 	                 $502,700 							              $463,739 					 		           $451,953

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market accounts	$158,438 	   3.37% 	$ 	5,338 		$148,993  3.51% 	$ 	5,223 		$161,244 		3.25%	 $ 	5,239
 Savings 		                      37,428 		  3.22 			  1,204 	 		34,627  3.00 			  1,040			  35,036 		2.87 			  1,006
 Time  		                       151,973		   5.40 		  	8,210 			136,605  5.30 			  7,245			 126,523 		4.27 			  5,400
 Time over $100,000 		           34,554 		  5.40 	  		1,866 	 		32,522		5.35 			  1,740 			 26,053 		4.32 			  1,126

 TOTAL INTEREST BEARING
  DEPOSITS 		                   382,393 		  4.35			  16,618 			352,747 	4.32 			 15,248 		 348,856 		3.66			  12,771
 Federal funds purchased 		       1,043 		  5.56 			     58 			  2,415		5.92 			    143 			  1,462 		4.86 			     71
 Other short-term debt 		           622 		  5.79      			36 	    		565 	5.49			      31 			    568 		3.92 			     22

 TOTAL INTEREST BEARING
  LIABILITIES 		                384,058 		  4.35 		$	16,712 			355,727 	4.34 		$ 15,422 			350,886 		3.67 		$	12,864
Noninterest bearing liabilities
 Demand deposits 		              61,509 								                56,742 								             55,557
 Other liabilities 		             5,066 								                 4,515 								              3,690

 TOTAL LIABILITIES 		           450,633 								               416,984								             410,133
Stockholders' equity 		          52,067 								                46,755 								             41,820

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY 	       $502,700 							               $463,739 							            $451,953

 Spread between combined
   rates earned and combined
    rates paid* 				                        3.97% 	               						4.11%							                 4.16%

 Net yield on interest-
  earning assets* 				                      4.66% 							               4.79% 							                4.68%

<F21>
* Taxable equivalent basis

Notes:
1.	U.S. Government, government agency, and corporate debt
securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities.
Municipal debt securities are nontaxable and classified as
held-to-maturity.
2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the
disallowance of interest expense, for federal income tax
purposes, related to certain tax-free assets.  Loans include nonaccrual loans for all years presented.
3.	The average balances of the fair values of available-for-sale securities were used in the calculations in this table.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

TABLE B - Distribution of Assets, Liabilities, and Stockholders'
          Equity, Interest Rates and Interest Differential     (Continued)

	Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.

                                             	  1996 Compared to 1995          	 	1995 Compared to 1994
Volume and Yield/Rate Variances 				                  Yield/ 		Net Increase       				  Yield/ 		 Net Increase
(Taxable Equivalent Basis - In Thousands) 	 	Volume 		Rate   		(Decrease) 		   Volume 		Rate 		   (Decrease)
Revenue earned on
  Net loans 	                               $ 1,336 	 $  	145 	 $	1,481 	     $	2,423 	 $	2,313 	  $	4,736
  Investment securities
    Taxable securities 		                       856 		    (57) 		   799 		       (984) 		   (56)		  (1,040)
    Tax-free securities 		                      405 		   (427) 		   (22) 		        50 		   (168)		    (118)
  Federal funds sold 		                         124 		    (22) 		   102 		        (34) 		    43 		       9

     Total interest earning assets 		         2,721 		   (361)		  2,360 		      1,455 		  2,132 		   3,587
Interest paid on
  NOW and money market accounts 		              331 		   (216) 		   115 		       (398)		    382 		     (16)
  Savings deposits 		                            84 		     80 		    164 		        (12) 		    46 		      34
  Time deposits 		                              815 		    150 		    965 		        430 		  1,415 		   1,845
  Time over $100,000    		                      109 		     17 		    126 		        279 		    335 		     614
  Federal funds purchased 		                    (81) 		    (4) 		   (85) 		        46 		     26 		      72
  Short term debt 		                              3 		      2 		      5 		        - 		        9 		       9

      Total interest-bearing funds 		         1,261 		     29 		  1,290		         345 		  2,213 		   2,558

Net interest earnings 	                     $	1,460 	 $ 	(390) 	$	1,070 	     $	1,110 	 $  	(81)   $	1,029

Notes:

1.	The change in interest resulting from both volume and
yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of the taxable equivalent adjustment has
given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
3. U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


		Two graphs are included at this point in the material mailed to our stock-
holders.  The first graph illustrates the categories of average earning assets and the portion each category is of the total for the last three years.  The following table is the data illustrated by this graph.

					                 Loans        	Investment Securities	    Other
			1996	           	$290,413	             $162,188           $4,199
			1995		            276,166	 	            143,358 	          2,078
			1994		            247,791	 	            158,505	           2,998


The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

		         Interest-Bearing Deposits		   Noninterest-Bearing Deposits	   Other
	1996		            $382,393			                   $61,509			             $1,043
	1995		             352,747				                   56,742			              2,415
	1994		             348,856				                   55,557			              1,462


		Average earning assets increased 8.4% in 1996 compared to an
3.0% increase in 1995 and a 7.6% increase in 1994.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1996, average net loans represented
63.6% of average earning assets. Total average net loans increased during the last three years showing an 5.2% growth from 1995 to 1996, an 11.5% growth from 1994 to 1995, and a 6.1%
growth from 1993 to 1994. Average investments represented 36.4% of average earning assets at December 31, 1996, and increased
14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. The assets purchased were buildings and equipment and not earning assets. Most of the increase in investments can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995, and increased 11.6% in 1994. Average total assets increased during the last three years as evidenced by an 8.4% growth from 1995 to 1996, a 2.6% growth from 1994 to 1995, and a 7.4% growth from 1993 to 1994. Please refer to the color graphs at the end of this document that illustrate this growth.

	The bank's average deposits grew during the last three years reflecting an 8.4% growth from 1995 to 1996, a 1.3% growth from
1994 to 1995, and a 6.8% growth from 1993 to 1994.
Approximately half of the increase in average deposits can be attributed to the acquisition discussed earlier in this section.
 Short and medium term rates were more competitive compared to longer term rates during the first half of 1996 and some depositors moved money back into interest-bearing transaction accounts, which increased 6.3% during 1996 but had declined in
1995 as investors took advantage of higher certificate of
deposit rates. Over half of the increase during 1996 was attributable to the acquisition. Average interest-bearing checking accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994. Average savings deposits increased 8.1% during 1996, over 54% from the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995 compared to a 12.2% increase in 1994. Average certificates of deposit under $100,000 increased 11.3% during 1996, 60.0% from the acquisition, increased 8.0% in 1995, and declined 1.2.% in 1994. Certificates of deposit over $100,000 increased 6.3% in 1996, 87.8% from the acquisition, compared to a 24.8% increase in 1995 and a 10.4% increase in 1994.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST  RATE  SENSITIVITY

	The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.

	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1996, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at December 31, 1996, 1995, and 1994 was 4.66%, 4.79%, and 4.68%
respectively.


TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
          (Dollars in Thousands)
  		                                       3 Months 		 3-6 	    	6-12   		Over 1
As of December 31, 1996 		                 or Less 		 Months 		 Months 	 	Year		       Total
Earning assets
  Loans and leases, net of unearned     	$ 	58,045 	$ 	42,594 	$ 	65,730 	$	137,632 	$	304,001
  Taxable investment securities 		          13,855 	  	10,000 	  	13,500	  	 90,061 		 127,416
  Tax-exempt investment securities 		        1,000 		   1,100 		     900		   44,271 		  47,271

     Total earning assets 		                72,900 	  	53,694 		  80,130 		 271,964 	$	478,688

Interest-bearing liabilities
  NOW and money market accounts 		          45,590 		     - 		    64,588		   43,136 	$ 153,314
  Savings 		                                   - 	 	      - 		    41,594 		     - 	 	   41,594
  Time 		                                   41,547 		  33,805 		  50,657 		  25,077 		 151,086
  Time over $100,000 		                     11,680 		   9,813 		  12,825 		   4,812		   39,130
  Other short-term debt 		                   5,523 		     - 	 	      - 	 	      - 		     5,523

Total interest bearing liabilities 		      104,340 		  43,618 		 169,664		   73,025 	$	390,647

Noninterest-bearing, net                                 								(88,041)

Net asset/liability funding gap 		         (31,440) 		 10,076 		 (89,534)		 110,898

Cumulative net asset/liability
 funding gap 	                           $ (31,440) $	(21,364) $(110,898) 	$ 	  -

<F22>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS


LOANS AND LOAN QUALITY

	As with most commercial banking institutions, the loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different
segments of the economy or in particular industries.    The
composition of the loan portfolio is disclosed in detail in Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements.

	The Bank follows written loan policies which include loan review procedures and approvals. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1996.

	Table D, RISK ELEMENTS IN THE LOAN PORTFOLIO, includes all loans management considers to be potential problem loans, summarizes average loan balances, and reconciles the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

	Loans having recorded investments of $5.1 million at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 1.7% of gross loans.
 Commercial loans comprised $.384 million of the total, with loans secured by real estate accounting for $3.6 million, and installment loans $1.1 million. The gross interest income that would have been recorded during 1996 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $374, $365, and $193 thousand for the years ended December 31, 1996, 1995, and 1994 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	A graph on the bottom of this page is included in the materials sent to the stockholders that illustrates the increase in average net loans and the ratio of net loan charge offs to
average loans for the last eight years.  The ratio at December
31, 1996 was .36%.  This ratio, although higher than 1994 and
1995 ratios, is well below industry levels.   The following
table is the data illustrated by this graph.

				                                   Avg Loans       	Ratio  Net
                                  				Outstanding	       CO/Avg Ln
                    		1989		           $163,003	          0.0032%
                    		1990		            172,749	          0.0030
                    		1991		            182,561	          0.0037
                    		1992		            215,158	          0.0023
                    		1993		            233,608	          0.0030
                    		1994		            247,791          	0.0014
                    		1995		            276,166	          0.0012
                   			1996		            290,413	          0.0036





                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO


	                      								                                   December 31
                                              	1996      		1995     	 	1994     	 	1993     	 	1992
                                                  									(Dollars  In Thousands)
Average amount of loans outstanding       	 $ 290,413 	 $ 276,166 	 $	247,791 	 $	233,608 	 $ 215,158

Balance of allowance for possible loan
  losses at beginning of year 	             $  	2,678 	 $  	2,342 	 $  	2,024	  $  	2,254 	 $ 	 1,917
Loans charged-off:
  Loans secured by real estate    		              368 		       15 		      135 		      396		       245
  Commercial and industrial loans    		           141 		      170 		       42 		      222		       124
  Individuals 		                                  879 		      371 		      246 		      230 		      249
     TOTAL  LOANS CHARGED OFF 		                1,388 		      556 		      423 		      848		       618
Recoveries of loans previously charged off:
  Loans secured by real estate 		                 111 		       97 		        9 		       56 		        3
  Commercial and industrial loans 		               42 		       14 		       36 		       52 		       80
  Individuals 		                                  183 		      111 		       36 		       40 		       32
     TOTAL RECOVERIES 		                          336 		      222 		       81 		      148 		      115
       NET  LOANS CHARGED-OFF 		                1,052 		      334 		      342		       700 		      503
Provision charged to operating expenses 		      1,300 		      670 		      660		       470 		      840
     BALANCE OF ALLOWANCE FOR
      POSSIBLE LOAN LOSSES AT
       END OF YEAR 	                        $ 	 2,926 	 $ 	 2,678 	 $ 	 2,342 	 $ 	 2,024 	 $ 	 2,254

Ratio of net charge-offs during the
    period to average loans outstanding 		      0.36% 		    0.12% 		    0.14%		     0.30% 		    0.23%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1996, the Corporation had a ratio of average capital to average assets of 10.36%. This compares to a ratio of average capital to average assets of 10.08% at December
31, 1995, and 9.25% at December 31, 1994.

	Cash dividends declared in 1996 were 11.4% more than those paid in 1995. The dividend to net income ratio was 20%. Additional dividends of approximately $14.8 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

	As of December 31, 1996, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 17.7% and 18.7% respectively. One year earlier, the comparable ratios were 16.9% and 17.9%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital strength of the Corporation and the Bank.

		A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation
for the last six years.	The following table is the data illustrated
by this graph in thousands of dollars.

                      				1990		           $27,358
                      				1991		            30,194
                      				1992		            33,414
                      				1993		            37,454
                      				1994		            41,820
                      				1995		            46,755
                      				1996		            52,067

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 7.5% in 1996 due to a wider gross margin that was enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.8% in 1996 accounting for 73.7% of gross interest income. Interest earned on investment securities and other investments increased 12.8% in 1996 rounding out gross interest income contributing 26.3%. Total interest income increased
11.9% in 1995 and 7.3% in 1994.


Interest Expense

	Total interest expense increased 8.4% in 1996 due mostly to the increase in interest-bearing deposits, about half of which can be attributed to the acquisition indicated earlier.  This
increase compares favorably to a 19.9% increase in 1995 and a
6.9% increase in 1994.  The cost of interest-bearing deposits remained steady all year under monthly monitoring by the
Asset/Liability Committee.  This contributed to the wider gross
margin achieved during 1996.   The net interest margin (tax
equivalent net interest income divided by average earning assets) was 4.7% at the end of 1996 compared to 4.8% in 1995 and 4.7% in 1994.

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


Noninterest Income and Expense

		Noninterest income increased 28.4% during 1996 led by the increase in service charges from new and acquired customers.
This compares to a 14.9% increase in 1995 and a 1.6% increase in 1994. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1996 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

			             Income Category        		Income $	       % of Total
       		Income from trust services		     $1,324			         22.8%
       		Service fees on deposits		        3,374			         58.1%
       		Other service fees		                746			         12.8%
       		Other				                           363			          6.3%


		Noninterest expenses, excluding the provision for possible loan losses, increased 5.8% in 1996 which is a much smaller increase than the 6.2% increase in 1995. The increase in 1994 was 5.4% for a smaller corporation. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $6 thousand in 1996 compared to $500 thousand in 1995 and $891 thousand in 1994. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest expense in 1996 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

		                Expense Category	           Expense $		       % of Total
                		Personnel			                 $7,031			            46.5%
                		Occupancy			                  1,211			             8.0%
                		Furniture and equipment 		    1,581			            10.5%
                		FDIC insurance		   	              7			               0%
                		Other				                     5,292			            35.0%

                      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE E - FIVE YEAR COMPARISON

		                                        1996  	  	  1995      		 1994     		  1993  		     1992
INTEREST INCOME
 Interest and fees on loans          	$27,343,817 	$25,857,982 	$21,130,914 	$19,518,742 	$19,791,548

 Income on investment securities
   Taxable interest 		                  6,892,118 		 6,179,492 	 	7,012,626		  6,925,404 		 6,898,114
   Exempt from federal income tax 		    2,366,764 		 2,156,813		  2,184,666 		 1,857,168 		 1,825,869
   Dividends 		                           256,951 		   177,790 		   204,948 		    72,054		    110,874

                                      		9,515,833 		 8,514,095 		 9,402,240 		 8,854,626 		 8,834,857

 Other interest income 		                 223,019 		   121,492 		   284,384		    347,287 		   195,744

    TOTAL INTEREST INCOME 		           37,082,669 		34,493,569		 30,817,538 		28,720,655 	 28,822,149

INTEREST EXPENSE
  Interest on deposits 		              16,617,525 		15,247,875 		12,770,618		 11,998,235 		13,329,557
  Interest on other short term
   borrowings 		                           94,232 		   174,370		     93,286 		    38,339 		    47,449

    TOTAL INTEREST EXPENSE 		          16,711,757 		15,422,245		 12,863,904 		12,036,574 		13,377,006

    NET INTEREST INCOME 		             20,370,912 		19,071,324		 17,953,634 		16,684,081 		15,445,143

PROVISION FOR POSSIBLE LOAN LOSSES  	   1,300,000 		   670,000		    660,000 		   470,000 		   840,000
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		     19,070,912		 18,401,324 		17,293,634 		16,214,081 		14,605,143

NONINTEREST  INCOME
  Trust department income 		            1,323,525 		 1,251,642 		 1,249,359		    863,952 		   753,239
  Service fees on deposit accounts 		   3,373,805 		 2,697,332		  2,317,992 		 2,206,026 		 2,123,096
  Other service fees, commissions,
    and fees 		                           745,523 		   300,407 		   336,758 		   509,009		    401,618
  Other operating income 		               363,430 		   322,634 		   319,466		    315,108 		   191,363
  Available for sale securities
   gains (losses) 		                        - 		         1,182 		  (243,690)		    23,896 		    28,434

    TOTAL NONINTEREST  INCOME 		        5,806,283 		 4,573,197		  3,979,885 		 3,917,991 		 3,497,750

NONINTEREST  EXPENSES
  Salaries and employee benefits 		     7,030,588 		 6,620,827		  6,247,706 		 5,686,965 		 5,283,086
  Net occupancy expense 		              1,211,067 		 1,279,434 		 1,190,678		  1,070,971 		   984,650
  Furniture and equipment expense 		    1,580,753  		1,382,769  		1,069,856 		   889,848 		   801,453
  Loss on other real estate 		              - 		        50,724 		     4,000		    103,122 		   312,064
  Other operating expenses 		           5,298,652 		 5,006,292		  4,996,107 		 4,903,949 		 4,460,696

    TOTAL NONINTEREST EXPENSES 		      15,121,060	  14,340,046 		13,508,347 		12,654,855 		11,841,949

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		              9,756,135		  8,634,475 		 7,765,172 		 7,477,217 		 6,260,944

PROVISION FOR INCOME TAXES 		           2,889,339 		 2,518,769 		 2,203,746		  2,220,965 		 1,768,840

       NET INCOME  	                  $	6,866,796 	$ 6,115,706 	$	5,561,426  $	5,256,252 	$	4,492,104

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	    $ 	    4.90  $ 	    4.37 	$ 	    3.97	 $ 	    3.75 	$ 	    3.21

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


Net Income

	Net income was 12.3% higher in 1996 than in 1995. As indicated earlier, the improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance.
These improvements were partially offset by higher additions to the allowance for loan losses.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued one standard that has not been adopted by the Bank but is required to adopted after December 31, 1996. The Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes guidance on when to recognize and how to measure these financial assets and liabilities. The statement is effective prospectively for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It supersedes Statement No. 122, "Accounting for Mortgage Servicing Rights", which was effective for fiscal years beginning after December 15, 1995. Management does not believe this statement will have any material effect on future issues.


SHAREHOLDER INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1996, had a market value of $91 million and were held by 1,525 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The table on the right lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

		                                Price Range of 			       Dividend
                                	 	Common Stock 	 		         Paid
                               	High 		     Low 		        Per Share
		      First quarter          $	40.00  		 $	36.00  	      $
      		Second quarter           42.00  			  37.00  		        0.39
	1994  	Third quarter 		         43.00    			37.00
      		Fourth quarter 		        45.00  			  38.00  		        0.41
                                                   								$ 	0.80

        First quarter          $ 45.00     $ 45.00         $
      		Second quarter 		        48.00  			  45.00  		        0.43
	1995  	Third quarter 		         50.00  			  48.00
      		Fourth quarter 		        54.00  			  50.00  		        0.45
                                                   								$ 	0.88

      		First quarter 	        $	56.00  		 $	56.00  	      $
      		Second quarter 		        58.00  			  56.00  		        0.47
	1996  	Third quarter 		         63.00  			  60.00
      		Fourth quarter 		        65.00  			  63.00  		        0.51
                                                 							  	$ 	0.98

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 	COMPARATIVE DATA
                               	(In Thousands of Dollars)
		                               1996  	 	  1995  		   1994  		   1993  		   1992
AVERAGE ASSETS 	             $ 502,700 	$	463,739 	$	451,953 	$	420,760 	$	381,379

AVERAGE LOANS (NET) 	        $	290,413 	$	276,166 	$	247,791 	$ 233,609 	$	215,158

AVERAGE DEPOSITS 	           $	443,902 	$	409,489 	$	404,412 	$	378,782	 $	343,128

RETURN ON EQUITY AND ASSETS
  Return on average assets 		    1.37% 		   1.32% 		   1.23% 		   1.25%		    1.18%

  Return on beginning equity 		 14.06% 		  13.95% 		  14.11%		   14.93% 		  14.21%
  Average equity to
    average assets 		           10.36% 		  10.08% 		   9.25% 		   8.90%		    8.76%

COMMON DIVIDEND PAYOUT RATIO
  Earnings per share 	       $ 	  4.90  	$  	4.37 	 $  	3.97 	 $ 	 3.75 	$	   3.21

  Cash dividends per share 	 $ 	  0.98 	 $ 	 0.88 	 $ 	 0.80 	 $ 	 0.73	 $ 	  0.64

  Ratio 		                         20% 		     20% 		     20% 		     19% 		     20%

                                           	NET INTEREST MARGIN
                                         	(In Thousands of Dollars)
                                  		1996     		1995     		1994     		1993    		1992
INTEREST INCOME

 (TAX EQUIVALENT) 	              $ 37,985 	 $	35,626 	 $	32,039 	 $	29,465  $ 29,564

INTEREST EXPENSE 		                16,712 		  15,422 		  12,864 		  12,037 		 13,377

	                                $	21,273  	$	20,204 	 $	19,175 	 $	17,428 	$	16,187
NET INTEREST MARGIN* 		             4.66% 		   4.79% 		   4.68% 		   4.58% 		  4.67%

<F23>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.

Nine color graphs are included on the following page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the previous page. The third, fourth and fifth graphs illustrate return on stockholders' equity, earnings per share with cash dividends and stockholder's equity for the last five years.
The sixth graph illustrates average net loans for the last five years. The seventh and eighth graphs illustrate deposits and assets for the last five years. The information for these graphs was taken from the "COMPARATIVE DATA" table on the previous page. The final graph which illustrates net interest income for the last five years was taken from the net interest margin section in the "COMPARATIVE DATA" table on the previous page.





Item 8.  Financial Statements and Supplementary Data.

Financial statements and supplementary data are incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's
Discussion and Analysis of Financial Condition and Results of
Operation which are attached hereto as Exhibit 13.


       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 and 1995
ASSETS 		                                           1996  		        1995
Cash and due from banks         	                $ 	27,916,507	  $ 	31,281,706
Securities
 Available for sale (amortized cost
  $55,898,299 and $10,875,527 respectively)   		    56,141,535 		   11,269,006
 Held to maturity (fair value $119,226,021
  and $128,829,961 respectively) 		                118,541,750 		  127,662,682
      Total securities - Note 2 		                 174,683,285		   138,931,688
Loans, net of unearned income - Note 3 		          303,732,044		   291,930,311
 Allowance for possible loan losses - Note 4   		   (2,926,063)		   (2,678,386)
      Net loans 		                                 300,805,981 		  289,251,925
Bank premises and equipment, at cost less
 allowance for depreciation and
 amortization - Note 5   		                          6,829,475 		    6,397,936
Other assets 		                                     15,094,426 		   11,171,993

      TOTAL ASSETS 	                             $	525,329,674 	 $	477,035,248

LIABILITIES
Deposits
 Noninterest-bearing 	                           $ 	75,589,511 	 $ 	67,420,536
 Interest-bearing (including certificates
  of deposit over $100,000:
   1996 - $39,129,547; 1995 - $30,593,803)       		384,983,050 		  343,357,525
       Total deposits 		                           460,572,561 		  410,778,061
Federal funds purchased 		                           5,000,000 		   10,000,000
Dividends payable 		                                   714,000 		      630,000
Other short term liabilities 		                        522,928 		    1,955,000
Accounts payable and accrued liabilities 		          4,119,059 		    4,675,712

      TOTAL LIABILITIES 		                         470,928,548 		  428,038,773

COMMITMENTS AND CONTINGENCIES - Notes 7 and 9

STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued
 and outstanding - Note 1 		                        14,000,000 		   14,000,000
Retained earnings - Note 6 		                       40,255,185 		   34,760,389
Net unrealized loss on available-for-sale
 securities, net of tax                              		145,941 		      236,086
     TOTAL STOCKHOLDERS' EQUITY 		                  54,401,126 		   48,996,475

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $	525,329,674 	 $	477,035,248


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                                		 				           Net Unrealized
				                                                 	            	Gain (Loss) On
                                                   		Common       		Retained    	  	Available-for-sale
                                                    		Stock   	    	Earnings 	        	Securities 		           Total

BALANCE AT JANUARY 1, 1994 	                     $ 	7,000,000 	 $ 32,407,573 	     $     	- 	               $	39,407,573
Cumulative effect of change in
  accounting principle (net of
  deferred income taxes of $171,405) - Note 1 		        - 		          27,684		           229,424 		              257,108
Two-for-one stock split - Note 1 		                 7,000,000 		  (7,000,000) 		           -		                     -
Net income for the year 		                              - 		       5,561,426 		            - 		                5,561,426
Cash dividends declared, $.80 per share 		              - 		      (1,120,000) 		           -		                (1,120,000)
Net unrealized loss on available-for-sale
  securities, net of tax		                              - 		           - 		             (277,981) 		            (277,981)

BALANCE AT DECEMBER 31, 1994 		                    14,000,000     29,876,683		           (48,557) 		          43,828,126
Net income for the year 		                              - 		       6,115,706 		            - 		                6,115,706
Cash dividends declared, $.88 per share 		              - 		      (1,232,000) 		           -		                (1,232,000)
Net unrealized gain on available-for-sale
  securities, net of tax 		                             - 		           - 		              284,643 		              284,643

BALANCE AT DECEMBER 31, 1995 		                    14,000,000 		  34,760,389 		          236,086		            48,996,475
Net income for the year 		                              - 		       6,866,796 		            - 		                6,866,796
Cash dividends declared, $.98 per share 		              - 		      (1,372,000) 		           -		                (1,372,000)
Net unrealized loss on available-for-sale
  securities, net of tax 		                             - 		           - 		              (90,145) 		             (90,145)

BALANCE AT DECEMBER 31, 1996 	                   $	14,000,000 	 $	40,255,185 	     $   	 145,941 	          $	54,401,126

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                      		    1996  		       1995  	   	    1994
INTEREST INCOME
 Interest and fees on loans 	         $ 	27,343,817 	$ 	25,857,982 	$ 	21,130,914

 Interest on investment securities
   Taxable interest 		                    6,892,118 		   6,179,492 		   7,185,169
   Exempt from federal income tax 		      2,366,764 		   2,156,813    		2,184,666
   Dividends 		                             256,951 		     177,790 		     204,948
                                        		9,515,833 		   8,514,095 		   9,574,783
   Other interest income 		                 223,019 		     121,492 		     111,841

     TOTAL INTEREST INCOME 		            37,082,669 		  34,493,569   		30,817,538

INTEREST EXPENSE
  Interest on deposits 		                16,617,525 		  15,247,875 		  12,770,618
  Interest on other short term
    borrowings 		                            94,232 		     174,370		       93,286

     TOTAL INTEREST EXPENSE 		           16,711,757 		  15,422,245   		12,863,904

     NET INTEREST INCOME 		              20,370,912 		  19,071,324		   17,953,634
PROVISION FOR POSSIBLE LOAN
  LOSSES - Note 4 		                      1,300,000		      670,000 		     660,000

     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES 		      19,070,912		   18,401,324 		  17,293,634

NONINTEREST  INCOME
  Trust department income 		              1,323,525 		   1,251,642 		   1,249,359
  Service fees on deposit accounts 		     3,373,805 		   2,697,332	    	2,317,992
  Other service fees, commissions,
    and fees 		                             745,523		      300,407 		     336,758
  Other operating income 		                 363,430 		     322,634 		     319,466
  Available for sale securities
    gains (losses) 		                         -		            1,182 		    (243,690)

     TOTAL NONINTEREST INCOME 		          5,806,283 		   4,573,197		    3,979,885

NONINTEREST  EXPENSES
  Salaries and employee benefits 		       7,030,588 		   6,620,827		    6,247,706
  Net occupancy expense 		                1,211,067 		   1,279,434 		   1,190,678
  Furniture and equipment expense 		      1,580,753 		   1,382,769	    	1,069,856
  Deposit insurance 		                        6,549 		     499,709 		     890,646
  Loss on other real estate 		                - 		          50,724 		       4,000
  Other operating expenses 		             5,292,103 		   4,506,583    		4,105,461

     TOTAL NONINTEREST EXPENSES 		       15,121,060		   14,340,046 		  13,508,347

       INCOME BEFORE PROVISION FOR
         INCOME TAXES 		                  9,756,135 		   8,634,475		    7,765,172

PROVISION FOR INCOME TAXES - Note 8 		    2,889,339 		   2,518,769		    2,203,746

         NET INCOME  	                $  	6,866,796 	$  	6,115,706 	$  	5,561,426

EARNINGS PER COMMON SHARE - Note 1
  (1,400,000 outstanding shares) 	    $ 	      4.90 	$       	4.37 	$       	3.97

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996, 1995, and 1994
                                          		1996        		1995        		1994
OPERATING ACTIVITIES
  Net income 	                           $ 	6,866,796 	$ 	6,115,706 	$ 	5,561,426
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Excess of provision for possible
     loan losses over net charge offs   		    247,677 		    336,096 		    318,639
    Provision for depreciation and
     amortization of premises and
     equipment 		                             685,005 		    645,816 		    589,045
    Provision for depreciation of
     leased equipment 		                      521,500		       - 	 	         -
    Amortization of deposit base
     intangibles 		                           224,212		     168,020 		    168,020
    Amortization of investment
     security premiums, net of
     accretion of discounts 		                553,355 		    641,104		     678,968
    Increase in cash surrender value
     of life insurance contracts 		          (111,685) 		   (65,936) 		   (75,287)
    Deferred income taxes 		                 (161,999) 		  (233,403) 		  (163,907)
   (Increase) decrease in
     Interest receivable 		                  (125,119) 		  (255,109)		   (992,872)
     Other assets 		                          307,844 		    912,162 		    344,572
    Increase (decrease) in
     Interest payable 		                     (494,950) 		   577,137 		    222,605
     Other liabilities   		                   (61,704) 	   	458,939 		    287,975

       TOTAL ADJUSTMENTS 	  	               1,584,136 		  3,184,826		   1,377,758

       NET CASH PROVIDED BY OPERATING
         ACTIVITIES                       		8,450,932 	  	9,300,532 		  6,939,184

INVESTING ACTIVITIES
  Proceeds from maturities, calls, and
   sales of available-for-sale securities	  3,020,054 		  7,306,453  		25,152,051
  Proceeds from maturities and calls of
   held-to-maturity securities 		          56,112,000 		 18,848,992 		  5,092,000
  Purchases of investment securities
   Available-for-sale 		                  (48,222,295) 	 (3,168,200)		(16,942,994)
   Held-to-maturity 		                    (47,364,954) 		(6,459,372)		(19,495,987)
  Net increase in loans 		                (11,801,733)  (29,236,191)		(18,778,658)
  Purchases of premises and equipment    		(1,116,543) 	  	(850,672)   		(418,586)
  Purchase of equipment leased 		          (2,607,500) 		     - 	 	         -
  Purchase of deposit base intangibles   		(1,124,258)  		    - 	      	    -
  Purchase of single premium life
   insurance contract                      		(785,330) 	   	  -      	 	    -

       NET CASH USED BY INVESTING
        ACTIVITIES                      		(53,890,559) 	(13,558,990)		(25,392,174)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits 		         29,930,577 	  	5,625,638	  	16,217,348
 Assumption of deposit liabilities
  - Note 12 		                             19,863,923 		      - 	 	         -
 Net increase (decrease) in short
  term borrowings                        		(6,432,072)  		4,355,000 	  	7,000,000
 Cash dividends 		                         (1,288,000) 		(1,176,000) 		(1,071,000)

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                       		42,074,428   		8,804,638  		22,146,348

       INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                 		(3,365,199) 	 	4,546,180 		  3,693,358

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR 		                                31,281,706		  26,735,526 		 23,042,168

CASH AND CASH EQUIVALENTS AT END OF
 YEAR 	                                  $	27,916,507 	$	31,281,706 	$	26,735,526

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

		As of December 31, 1996, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fourteen (14) branches: High Street Branch, Northside Branch, Shady Brook
Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill
Branch in Spring Hill; Lawrenceburg Branch in Lawrenceburg;
Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area, in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks. Average reserve requirements for the year ended December 31, 1996, amounted to approximately $8.9 million.


Cash Equivalents

		Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.


Securities

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

Securities (Continued)

		Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.

		Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The Bank evaluates smaller balance homogeneous loans collectively for impairment.
Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

		Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in non-accrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in non-accrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

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


	Other Real Estate

		Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property.
However, when the property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

		The Bank's recorded value for other real estate was approximately $450 thousand at December 31, 1996, and $483 thousand at December 31, 1995.


Allowance for Possible Loan Losses

	The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Loan quality is monitored by Loan

            FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Possible Loan Losses (Continued)

Review, the Special Assets Committee, and the Credit Administrator. The amount by which a loan is determined to be impaired is added to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.


Premises and Equipment

		Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated cost recovery method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3 to 33 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

		Certain other equipment purchased for lease to an outside party under a five year operating lease is included in other assets at cost less accumulated depreciation. The equipment is being depreciated on an accelerated basis over seven years.


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


Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1996 - $224,212; 1995 - $168,020;  and  1994 - $168,020.

           FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

Securities with an amortized cost of $103,540,673 and $93,101,954 at December 31, 1996 and 1995, respectively (fair value: 1996 - $104,061,311; 1995 - $93,937,766), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1996, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                      Amortized                Gross Unrealized                Fair
		                                       Cost 	            	  Gain       	 	Loss 	        	    Value

December 31, 1996
Available-for-sale securities
  U.S. Treasury 	                  $ 	26,412,520 	        $  	162,913 	   $ 	  63,634 	    $ 	26,511,799
  U.S. Government agencies   		       26,850,441 		            45,866 		      318,203   		    26,578,104
  Other securities   		                2,635,338 		           565,044 		      148,750 		       3,051,632
                                  	$ 	55,898,299 	        $  	773,823 	   $  	530,587 	    $ 	56,141,535

Held-to-maturity securities
  U.S. Treasury 	                  $ 	30,504,935 	        $ 	 106,345 	   $   	22,080 	    $ 	30,589,200
  U.S. Government agencies   		       39,679,582 	           	245,034 		       87,434		       39,837,182
  States and political subdivisions 		47,538,074 		           700,948		       283,420 		      47,955,602
  Other securities 		                    819,159 		            24,878 		        - 	 	            844,037
                                  	$	118,541,750 	        $	1,077,205 	   $  	392,934 	    $	119,226,021

December 31, 1995
Available-for-sale securities
  U.S. Treasury 	                  $  	5,064,421 	        $   	72,679    	$ 	   - 	        $  	5,137,100
  U.S. Government agencies 		          3,279,968 		            72,268 		        2,570		        3,349,666
  Other securities 		                  2,531,138 		           254,102 		        3,000 		       2,782,240
	                                  $ 	10,875,527 	        $ 	 399,049 	   $ 	   5,570 	    $ 	11,269,006

Held-to-maturity securities
  U.S. Treasury 	                  $ 	61,426,813 	        $  	295,846 	   $ 	  59,359 	    $ 	61,663,300
  U.S. Government agencies 		         23,498,204 		           267,237 		       48,041		       23,717,400
  States and political subdivisions 		42,415,025 		           934,439		       241,048 		      43,108,416
  Other securities 		                    322,640 		            18,205 		       - 		              340,845
                                 	 $	127,662,682 	        $	1,515,727 	   $ 	 348,448 	    $	128,829,961

<F4>
Table I - Amortized Cost and Fair Value of Investment Securities.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES  (Continued)

		At December 31, 1996, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1996, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of
available-for-sale securities were $3,020,054, $7,306,453, and $25,152,051 during 1996, 1995, and 1994 respectively. Proceeds from the maturity or call of held-to-maturity securities were $56,112,000, $18,848,992, and $5,092,000 during 1996, 1995, and
1994 respectively.  There were no gains or losses in 1996.
Gross gains of $1,182 and gross losses of $-0- were realized on
the dispositions in 1995.   Gross gains of $-0- and gross losses
of $243,690 were realized on the dispositions in 1994.

                            		        Amortized 	       	 Fair 		         Yield
                                       		Cost 		          Value 		     (Unaudited)

Available-for-sale securities
U.S. Treasury
  Within one year 	                 $ 	16,189,997 	  $ 	16,176,499 		     5.6%
  After one but within five years 	    	9,171,798 		     9,274,000		      6.3%
  After five but within ten years 		    1,050,725 		     1,061,300      		6.4%
U.S. Government agencies
  Within one year 		                    1,000,000 		     1,021,300 		     8.0%
  After one but within five years 		   24,543,375 		    24,255,710      		5.9%
  After five but within ten years 	    	1,043,738 	     	1,038,400      		6.2%
  After ten years 		                      263,328 		       262,694 		     6.1%
  Other securities 		                   2,635,338 		     3,051,632 		     8.9%
	                                   $ 	55,898,299 	  $ 	56,141,535

Held-to-maturity securities
U.S. Treasury
  Within one year 	                 $ 	22,067,254 		 $  22,103,400 		     5.6%
  After one but within five years 		    5,238,326 		     5,301,900      		6.4%
  After five but within ten years 		    3,199,355 		     3,183,900		      6.0%
U.S. Government agencies
  Within one year 		                    4,504,421 		     4,512,100 		     6.1%
  After one but within five years 		   17,076,622 		    17,210,700      		6.4%
  After five but within ten years 		   18,098,539 		    18,114,382      		6.4%
States and political subdivisions
  Within one year 		                    3,015,087 		     3,061,625 		    10.0%
  After one but within five years 		   12,976,264 		    13,229,979      		8.1%
  After five but within ten years 		   20,837,173 		    20,940,923       	7.4%
  After ten years 		                   10,709,550 		    10,723,075 		     7.8%
Other securities
  After one but within five years 		      319,159 		       330,087 		     8.0%
  After five but within ten years 		      500,000 		       513,950 		     7.3%
 	                                  $	118,541,750 	  $ 119,226,021

<F5>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

                                                 		    1996  		                1995
Loans secured by real estate
   Construction  and  land development 	          $ 	 8,751,021 	        $  	7,399,095
   Farmland 		                                        6,923,739 		           7,849,137
   Lines of credit 		                                   192,010 		             339,108
   1-4 family residential property - first lien 	  	116,905,803 		         111,016,393
   1-4 family residential property - junior lien 		   6,461,497            		7,177,285
   Multifamily residential property 		                2,487,453 		           3,729,687
   Non farm, non residential property 		             46,114,930 		          44,224,353

      Subtotal 		                                   187,836,453 		         181,735,058

Commercial and  industrial loans
   Commercial  and  industrial 		                    53,577,210 		          51,758,675
   Taxable municipal loans 		                           240,000 	 	            270,000
   All other loans 		                                   748,125 		              88,239

      Subtotal 		                                    54,565,335 		          52,116,914

Tax exempt municipal loans 		                           605,933 		           1,485,071

Loans to individuals
   Agricultural production 		                         2,894,845 		           3,659,215
   Lines of credit 		                                   200,903 		             135,230
   Individuals for personal expenditures 		          57,897,835           		53,026,209

      Subtotal 		                                    60,993,583 		          56,820,654

                                                  		304,001,304 		         292,157,697

Less:
   Net unamortized loan origination fees 		            (269,260) 		           (225,368)
   Unearned interest income 		                            - 		                  (2,018)
   Allowance for possible loan losses 		             (2,926,063)      		    (2,678,386)

	                                                 $ 300,805,981 	        $ 289,251,925

<F6>
Table III - Loans Outstanding by Category at December 31, 1996
and 1995

		 	 	                                         (In Thousands of Dollars)
                            		Within 		        One to 		          After
                           		One Year 		     Five Years 		     Five Years 		   Total

Fixed rate loans 	          $ 	66,689 	       $ 	51,604 	       $ 	25,824 	 $	144,117
Variable rate loans 		         99,680 		         32,963 		         27,241 		  159,884

	                           $	166,369 	       $ 	84,567 	       $ 	53,065 	 $ 304,001

<F7>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1996

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

		Loans having recorded investments of $5,136,286 at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. The total allowance for possible loan losses related to these loans was $1,146,000. Interest received on these loans during 1996 was $504,840. Impaired loans had recorded investments of approximately $5,856,000 at December 31, 1995.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1996 and 1995, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1996 or 1995.

                                        		Balance at
                                        		Beginning  				               Amount 		    Balance at
                                        		 of Year 		   Additions   		Collected 		  End of Year

            1996
Aggregate of certain party loans 	       $	7,706,004 	 $ 8,454,247 	 $	7,937,989 	  $ 8,222,262

            1995
Aggregate of certain party loans 	       $	6,494,271 	 $ 7,020,665   $	5,808,932 	  $ 7,706,004

<F8>
Table V - Analysis of Activity in Certain Party Loans

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

      		                                       1996  		        1995  		       1994
Balance at beginning of year 	             $	2,678,386 	   $ 2,342,290 	  $	2,023,651
Provision charged to operating expenses    		1,300,000 		      670,000      		660,000
Loan losses:
  Loans charged off 		                      (1,388,422) 		    (555,957) 		   (422,831)
  Recoveries on loans previously
    charged off 		                             336,099 		      222,053 		      81,470

Balance at end of year 	                   $	2,926,063 	   $	2,678,386 	  $	2,342,290

<F9>
Table VI - Changes in the Allowance for Possible Loan Losses


		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1996.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

		                                                    1996          		1995
Land 	                                           $ 	1,348,288 	  $ 	1,204,288
Premises 		                                         7,013,942 		    6,648,329
Furniture and equipment 		                          4,068,373 		    3,949,617
Leasehold improvements 		                           1,149,732 		      879,695
                                                 		13,580,335 		   12,681,929
Less allowance for depreciation and amortization 		(6,750,860)		   (6,283,993)
	                                                $ 	6,829,475 	  $ 	6,397,936

	Annual provisions for depreciation and amortization of bank premises and equipment total $685,005 for 1996, $645,816 for 1995, and $589,045 for 1994. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $2,590,066 at December 31, 1996.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

 The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 1996, additional dividends of approximately $14,800,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2013. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $726,337, $660,121, and $409,764 for equipment leases, and $112,384,
$111,649, and $97,966 for building leases, in 1996, 1995, and
1994, respectively. Future minimum lease commitments as of December 31, 1996, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.


                                     		1997  	$  	784,704
                                       1998    	 	714,848
                        		             1999    		 383,334
                                     		2000    		 123,758
                                     		2001    		 123,758

Total future minimum lease payments 			       $	2,130,402

<F9>
Table VIII - Future Minimum Lease Commitments

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                           		1996       		1995      	  1994

Current:
  Federal 	                             $ 2,422,550 	 $	2,166,566 	$	1,831,848
  State 		                                  628,788 		    585,606 		   503,433

      Total current 		                    3,051,338 		  2,752,172 		 2,335,281
Deferred:
  Federal 		                               (137,700) 		  (198,393) 		 (111,805)
  State 		                                  (24,299) 		   (35,010) 		  (19,730)

      Total deferred 		                    (161,999) 		  (233,403)  		(131,535)
      Total provision for income taxes 	$	2,889,339   $	2,518,769  $ 2,203,746

<F10>
Table IX - Provisions for Income Taxes

                                           		1996  		      1995  		      1994
Allowance for possible loan losses 	    $ 	 914,386   $  	815,315 	  $ 	682,877
Write-down of other real estate 		          177,120 		    177,120 		    159,120
Deferred compensation 		                    336,255 		    256,139 		    156,227
Direct lease financing 		                     - 		          - 		         36,452
Unrealized loss on AFS securities 		          - 		          -          		32,372
Deferred loan fees 		                        26,863 		     44,051 		     24,546

  Deferred tax asset 		                   1,454,624 		  1,292,625 		  1,091,594

Unrealized gain on AFS securities 		        (97,294) 		  (157,392) 		     -

  Deferred tax liability 		                 (97,294) 	  	(157,392) 		     -

     Net deferred tax asset 	           $ 1,357,330 	 $	1,135,233	  $	1,091,594

<F11>
Table X - Deferred Tax Effects of Principal Temporary Differences

	     	                                             1996  		      1995       		1994
Tax expense at statutory rate 	                 $	3,317,086 	 $	2,935,722 	 $	2,640,158
Increase (decrease) in taxes resulting from:
  Tax-exempt interest 		                           (859,383) 	  	(783,011) 		  (780,946)
  Nondeductible interest expense 		                 101,534 		     89,491 		     75,019
  Other nondeductible expenses
    (nontaxable income) - net 		                    (21,170) 		   (28,114)		     (6,458)
  State income taxes, net of federal
    tax benefit 		                                  398,963 	    	363,393 	    	319,244
  Dividend income exclusion 		                      (34,855) 		   (18,324) 		   (29,571)
  Other 		                                          (12,836) 		   (40,388) 		   (13,700)
Total provision for income taxes 	              $	2,889,339 	 $ 2,518,769 	 $	2,203,746

Effective tax rate 		                                 29.6% 		      29.2% 		      28.4%

<F12>
Table XI - Reconciliation of Total Income Taxes Reported with
the Amount of Income Taxes Computed                   at the
Federal Statutory Rate (34% Each Year)

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1996, 1995, and 1994 amounted to $3,140,000, $2,756,442 and $2,431,332, respectively.

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

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at December 31, 1996, were $25,605,000 and $2,283,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW

		 Interest paid on deposits and other borrowings during 1996, 1995, and 1994 amounted to $17,206,708, $14,845,107, and
$12,641,299, respectively.


NOTE 11 - SHAREHOLDERS'  EQUITY

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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1996 and 1995, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		As of June 30, 1996, the Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank and this classification is confirmed by the most recent notification from the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                                                				      To Be Well
                                                                               				      Capitalized Under
                                                              		For Capital 	   	      Prompt Corrective
                                            Actual          	Adequacy Purposes 	   	    Action Provisions
As of December 31, 1996 		            Amount    		Ratio 		  Amount  		 Ratio > or = 	 Amount 		  Ratio > or =
<s >
Total Capital (to Risk Weighted
      Assets)   Consolidated 	     	 56,004,592 		18.69% 		23,972,003	 	 8.00% 		    29,965,004 	  	10.00%
                Bank 		              55,472,014 		18.55% 		23,923,241		  8.00% 		    29,904,051 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      53,078,528 		17.71% 		11,986,300  		4.00% 		    17,979,450 		   6.00%
                Bank 		              52,545,950 		17.57% 		11,962,652		  4.00% 		    17,943,978 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      52,066,624 		10.36% 		20,107,993		  4.00% 		    25,134,992 		   5.00%
                Bank 		              50,574,336 		10.07% 		20,089,111		  4.00% 		    25,111,388 		   5.00%

As of December 31, 1995
Total Capital (to Risk Weighted
      Assets)   Consolidated 		      51,162,164 		17.87% 		22,901,838 	 	8.00% 	    	28,627,297 		  10.00%
                Bank 		              50,682,365 		17.74% 		22,855,632	  	8.00% 		    28,569,541 		  10.00%
Tier I Capital (to Risk Weighted
      Assets)   Consolidated 		      48,483,778 		16.94% 		11,450,919		  4.00% 		    17,176,378 		   6.00%
                Bank 		              48,003,979 		16.80% 		11,429,519	  	4.00% 		    17,144,278 		   6.00%
Tier I Capital (Average) (to Average
      Assets)   Consolidated 		      46,754,542 		10.08% 		18,549,574		  4.00% 		    23,186,967 		   5.00%
                Bank 		              45,891,248 	 	9.91% 		18,523,208	  	4.00% 		    23,154,010 		   5.00%

<F13>
Table XII - Capital Amounts and Capital Adequacy


NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a non-profit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $661,307, $633,459 and $602,010, in 1996, 1995, and
1994, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1996 - $620,657; 1995 - $594,221) purchased in 1993 to fund the plan and the related liability (1996 - $513,792; 1995 - $482,272) were included in other assets and other liabilities, respectively. Net non-cash income recognized on these policies of $26,436 in 1996 and $14,133 in 1995 is included in the above asset values. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $64,024 in 1996, $106,066 in 1995, and $98,925 in 1994.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense of $172,871 for 1996, $176,727 for 1995, and $126,262 for 1994 are recognized in the accompanying financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Net non-cash income recognized on these policies of $85,249 in 1996 and $51,803 in 1995 is included in the cash surrender values of $1,887,171 and $1,801,922 reported in other assets at December 31, 1996 and 1995, respectively.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. An insurance premium of $795,000 was paid in November, 1996, of which $785,330 is the cash surrender value at December 31, 1996, and is included in other assets, and net expense of $9,670 is included in other operating expense.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replace- ment/split dollar plan. These policies have an aggregate face amount of $2,875,000.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

 	                                      December 31, 1996 		       December 31, 1995
                                      	Amortized    		Fair 	     	Amortized 		   Fair
                                         	Cost 		     Value 		       Cost 		     Value
                                                    (Dollars in Thousands)
Financial assets
  Cash and cash equivalents 	         $ 	27,917 	  $ 	27,917 	    $ 	31,282	   $ 	31,282
  Securities held to maturity 		        118,542 		   119,226 		     127,663		    128,830
  Securities available for sale 		       55,898 		    56,142 		      10,876		     11,269
  Loans, net 		                         300,806 		   309,401 		     289,252 		   298,076
  Accrued interest receivable 		          5,549 		     5,549 		       5,424		      5,424

Financial liabilities
  Deposits 		                           460,573 		   449,129 		     410,778 		   398,296
  Federal funds purchased 		              5,000 		     5,000 		      10,000 		    10,000
  Short term borrowings 		                  523 		       523 		       1,955 		     1,955
  Accrued interest payable 		             2,539 		     2,539 		       3,034 		     3,034

<F14>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1996, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                		First 		      Second 		     Third 	     	Fourth
                               		Quarter 	     	Quarter   	 	Quarter 	 	   Quarter 		       Total
     1996
Interest income 	             $	9,052,224 	   $	9,280,303 	 $	9,249,133  	$	9,501,009 	 $37,082,669
Interest expense 		             3,989,386 		    4,153,059 		  4,260,324 		  4,308,988		  16,711,757

Net interest income 		          5,062,838 		    5,127,244 		  4,988,809		   5,192,021 		 20,370,912
Provision for possible loan
  losses 		                       250,000 		      300,000 		    200,000 		    550,000 		  1,300,000
Noninterest expenses, net of
  noninterest income 		         2,327,604 		    2,234,505 		  2,335,349		   2,417,319 		  9,314,777

Income before income taxes 		   2,485,234 		    2,592,739 		  2,453,460		   2,224,702 		  9,756,135
Income taxes 		                   777,319 		      776,659 	    	694,636 		    640,725 	  	2,889,339

Net income 	                  $ 1,707,915 	   $	1,816,080 	 $	1,758,824 	 $	1,583,977 	 $	6,866,796

Earnings per common share
    (1,400,000 shares) 	      $ 	    1.22 	   $  	   1.30   $ 	    1.25 	 $ 	    1.13	  $ 	    4.90

                                  	First 		     Second 		     Third 	     Fourth
                               		Quarter 		     Quarter 		   Quarter 		   Quarter 		       Total
     1995
Interest income 	             $	8,244,228 	   $ 8,640,769 	 $	8,720,212   $	8,888,360 	 $34,493,569
Interest expense 		             3,654,485 		    3,856,594 		  3,938,600 		  3,972,566		  15,422,245

Net interest income 		          4,589,743 		    4,784,175 		  4,781,612		   4,915,794 		 19,071,324
Provision for possible loan
  losses 		                       145,000 		      140,000 		    180,000 		    205,000 		    670,000
Noninterest expenses, net of
  noninterest income 		         2,492,505 		    2,547,595 		  2,430,466		   2,296,283 		  9,766,849

Income before income taxes 		   1,952,238 		    2,096,580 		  2,171,146		   2,414,511 		  8,634,475
Income taxes 		                   512,448 		      589,977 		    680,609 		    735,735 		  2,518,769

Net income 	                  $ 1,439,790 	   $	1,506,603 	 $	1,490,537 	 $	1,678,776 	 $	6,115,706

Earnings per common share
  (1,400,000 shares) 	        $ 	    1.03 	   $  	   1.08 	 $ 	    1.06 	 $ 	    1.20 	 $ 	    4.37

<F15>
Table XIV - Consolidated Quarterly Results of Operations


NOTE 16 - DEPOSITS

		The Bank does not have any foreign offices and all deposits are serviced in its fifteen domestic offices. The average amounts of deposits and the average rates paid are summarized in Table XV. Maturities of time deposits of $100,000 or more at December 31 are indicated in Table XVI.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS  (Continued)

                                            	1996  	 	             1995  	 	          1994
                                                 (Dollars in Thousands)
Demand deposits 	                    $ 	61,509 		  - 	% 	 $ 	56,730 		  - 	% 	$ 	55,557 	   	- 	%
NOW and money market accounts 		       158,450 		 3.37 			  149,016 		 3.51			  161,244 	   3.25
Savings deposits 		                     37,421 		 3.22 			   34,629 		 3.00  			 35,036 		  2.87
Time deposits of less than $100,000 		 151,952 		 5.40  			 136,568		  5.30  			126,523 	 	 4.27
Time deposits of $100,000 or more 		    34,539 		 5.41 			   32,524		  5.35 			  26,053 	 	 4.32

Total In Domestic Offices 	          $	443,871 		 3.74% 	 $	409,467		  3.72% 	$	404,413 	 	 3.66%

<F16>
Table XV - Average Amounts of Deposits and Average Rates Paid by
Deposit Type at December 31

	                                     1996       		1995  		     1994
                           							       (Dollars In Thousands)
Under 3 months 	                   $	11,680 	   $ 	7,877 	   $ 	3,117
3 to 12 months 		                    22,638 		    18,407 		    18,250
Over 12 months 		                     4,812 		     4,310 		     4,803

	                                  $	39,130 	   $	30,594 	   $	26,170

<F17>
Table XVI - Maturities of Time Deposits of $100,00 or More at
December 31


NOTE 17- CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             December 31, 1996 and 1995
                             (In Thousands of Dollars)
             Assets 		                                    1996  		  1995
Cash 	                                                  $  	 142 	 $    	70
Investment in bank subsidiary - at equity        		       53,870 	   48,517
Investment in credit life insurance company - at cost       		50 	      	50
Investment in other securities 		                             22 	       22
Dividends receivable from bank subsidiary 		                 714 	      630
Cash surrender value - life insurance 		                     489 		     466
Other assets 		                                                1 		       1

      Total assets 	                                    $	55,288 	 $	49,756

       Liabilities and Stockholders' Equity
Liabilities
  Payable to directors 	                                $ 	  173 	 $ 	  129
  Dividends payable 		                                       714 		     630

      Total liabilities 		                                   887 		     759
Stockholders' equity
  Common stock - $10 par value, authorized 4,000,000
    shares; 1,400,000 shares issued and outstanding 		    14,000		   14,000
  Retained earnings 		                                    40,255 		  34,761
  Net unrealized gain (loss) on available-for-sale
    securities, net of tax 		                                146 		     236
      Total stockholders' equity 	                       	54,401 		  48,997

      Total liabilities and stockholders' equity 	      $	55,288 	 $	49,756

<F18>
Table XVII - Condensed Balance Sheets of Parent

                   FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)


                      Years Ended December 31, 1996 and 1995
                            (In Thousands of Dollars)

                                               		1996  	      	1995
Operating income
  Dividends from bank subsidiary 	             $	1,372 	     $	1,232
  Other dividend income 		                          85 		         22
  Interest income 		                                 6 		          2
  Other 		                                          28 		         27

Operating expenses 		                               68 		         87

    Income before equity in undistributed net
      income of bank subsidiary 		               1,423 		      1,196

Equity in undistributed net income of bank
  subsidiary 		                                  5,444		       4,920

    Net Income 	                               $	6,867 	     $	6,116

<F19>
Table XVIII - Condensed Statements of Income of Parent


                         Years Ended December 31, 1996 and 1995
                               (In Thousands of Dollars)

                                                   	     	 1996  	      	1995
Operating activities
  Net income for the year  	                             $	6,867 	     $	6,116
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Equity in undistributed net income of bank
    subsidiary                                          		(5,444) 		    (4,920)
  Increase in other assets   		                             (111) 		       (69)
  Increase in payables 		                                     44 	         	54

     Total adjustments                                    (5,511)       (4,935)

  Net cash provided by operating activities 		             1,356		       1,181

Net cash provided by (used in) investing activities
    Purchases of investment securities 	     	              (133) 		        -
    Proceeds from maturities of investment securities 		     137 		         -
     Net cash provided by (used in) investing activities		     4 		         -

Net cash used in financing activities
  Cash dividends paid 		                                  (1,288) 		    (1,176)

    Increase (decrease) in cash 		                            72 		          5

Cash at beginning of year 		                                  70 		         65

Cash at end of year 	                                    $  	142 	     $   	70

<F20>
Table XIX - Condensed Statements of Cash Flows of Parent





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

	During 1996, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. Internal growth was the challenge for the year to all directors, officers, and employees who were reminded that the bank was large enough to perform yet small enough to care about customer needs. The Bank is positioned to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	These tables plus the following discussion and financial information is presented to aid in understanding First Farmers and Merchants' current financial position and results of operations. The emphasis of this discussion will be on the years 1996, 1995, and 1994; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


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


Summary

	The Bank reported net income of $6.9 million for 1996 compared to $6.1 million in 1995 and $5.6 million in 1994. On a per common share basis, net income was $4.90 for 1996 versus $4.37 for 1995 and $3.97 for 1994. The improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance. These improve- ments were partially offset by higher additions to the allowance for loan losses.

	The return on average equity for 1996 was 13.23% compared to
13.08% for 1995 and 13.30% for 1994.   The return on average
assets was 1.37% for 1996 versus 1.32% for 1995 and 1.23% for 1994.


Gross Interest Margin

	The gross interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The maintenance of the gross interest margin at a level which, when coupled with noninterest revenues, is sufficient to cover additions to the allowance for loan losses, noninterest expenses and income taxes, and yield an acceptable profit is critical for success in the banking industry. The gross interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

	Management activities are planned to maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses. This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those which incur no interest cost (primarily noninterest-bearing demand deposits). This ratio is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions. The incremental interest spread compares the difference between the yields on earning assets and the cost of interest-bearing funds. This calculation and similar ratios are used to assist in pricing decisions for interest related products.

	Table A entitled DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL presents for each of the last three years by major categories of assets and liabilities, the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates 			and Interest Differential

                                           YEAR ENDED DECEMBER 31,
                              	            1996        		              1995  		                     1994
                              	  Average  	Rate/ 	          		Average  Rate/ 				         Average 		Rate/
                              	  Balance 	 Yield   Interest 		Balance 	Yield 		Interest   Balance 	 Yield 		 Interest
ASSETS 	                                                    (Dollars In Thousands)
Interest earning assets
 Loans, net 	                   $290,413 		 9.43% 	$	27,373* 	$276,166 	9.38% 	$	25,892* 	$247,791 		8.54% 	$	21,156*
 Bank time deposits 		                 1 		   - 			     - 			        2    -			      - 			      - 		    - 			     -
 Taxable securities 		           118,030 		 6.15 			  7,256 			104,220		6.20 			  6,457 			119,960 		6.25 			  7,497
 Tax exempt securities 		         44,158 		 7.10 			  3,134*  		39,139 	8.06  		  3,156* 		 38,545 		8.49 			  3,274*
 Federal funds sold 		             4,198  		5.31     			223 		  	2,076		5.83 			    121 			  2,998 		3.73 			    112

 TOTAL EARNING ASSETS 		         456,800 		 8.32 		$	37,986			 421,603		8.45 		$	35,626 			409,294 		7.83 		$	32,039
Noninterest earning assets
 Cash and due from banks 		       25,760 								               24,829								              25,945
 Bank premises and equipment 	  	  6,708 								                6,246								               6,350
 Other assets 		                  13,432 							 	              11,061 								             10,364

 TOTAL ASSETS 	                 $502,700 							              $463,739 					 		           $451,953

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market accounts	$158,438 	   3.37% 	$ 	5,338 		$148,993  3.51% 	$ 	5,223 		$161,244 		3.25%	 $ 	5,239
 Savings 		                      37,428 		  3.22 			  1,204 	 		34,627  3.00 			  1,040			  35,036 		2.87 			  1,006
 Time  		                       151,973		   5.40 		  	8,210 			136,605  5.30 			  7,245			 126,523 		4.27 			  5,400
 Time over $100,000 		           34,554 		  5.40 	  		1,866 	 		32,522		5.35 			  1,740 			 26,053 		4.32 			  1,126

 TOTAL INTEREST BEARING
  DEPOSITS 		                   382,393 		  4.35			  16,618 			352,747 	4.32 			 15,248 		 348,856 		3.66			  12,771
 Federal funds purchased 		       1,043 		  5.56 			     58 			  2,415		5.92 			    143 			  1,462 		4.86 			     71
 Other short-term debt 		           622 		  5.79      			36 	    		565 	5.49			      31 			    568 		3.92 			     22

 TOTAL INTEREST BEARING
  LIABILITIES 		                384,058 		  4.35 		$	16,712 			355,727 	4.34 		$ 15,422 			350,886 		3.67 		$	12,864
Noninterest bearing liabilities
 Demand deposits 		              61,509 								                56,742 								             55,557
 Other liabilities 		             5,066 								                 4,515 								              3,690

 TOTAL LIABILITIES 		           450,633 								               416,984								             410,133
Stockholders' equity 		          52,067 								                46,755 								             41,820

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY 	       $502,700 							               $463,739 							            $451,953

 Spread between combined
   rates earned and combined
    rates paid* 				                        3.97% 	               						4.11%							                 4.16%

 Net yield on interest-
  earning assets* 				                      4.66% 							               4.79% 							                4.68%

<F21>
* Taxable equivalent basis

Notes:
1.	U.S. Government, government agency, and corporate debt
securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities.
Municipal debt securities are nontaxable and classified as
held-to-maturity.
2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the
disallowance of interest expense, for federal income tax
purposes, related to certain tax-free assets.  Loans include nonaccrual loans for all years presented.
3.	The average balances of the fair values of available-for-sale securities were used in the calculations in this table.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

TABLE B - Distribution of Assets, Liabilities, and Stockholders'
          Equity, Interest Rates and Interest Differential     (Continued)

	Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.

                                             	  1996 Compared to 1995          	 	1995 Compared to 1994
Volume and Yield/Rate Variances 				                  Yield/ 		Net Increase       				  Yield/ 		 Net Increase
(Taxable Equivalent Basis - In Thousands) 	 	Volume 		Rate   		(Decrease) 		   Volume 		Rate 		   (Decrease)
Revenue earned on
  Net loans 	                               $ 1,336 	 $  	145 	 $	1,481 	     $	2,423 	 $	2,313 	  $	4,736
  Investment securities
    Taxable securities 		                       856 		    (57) 		   799 		       (984) 		   (56)		  (1,040)
    Tax-free securities 		                      405 		   (427) 		   (22) 		        50 		   (168)		    (118)
  Federal funds sold 		                         124 		    (22) 		   102 		        (34) 		    43 		       9

     Total interest earning assets 		         2,721 		   (361)		  2,360 		      1,455 		  2,132 		   3,587
Interest paid on
  NOW and money market accounts 		              331 		   (216) 		   115 		       (398)		    382 		     (16)
  Savings deposits 		                            84 		     80 		    164 		        (12) 		    46 		      34
  Time deposits 		                              815 		    150 		    965 		        430 		  1,415 		   1,845
  Time over $100,000    		                      109 		     17 		    126 		        279 		    335 		     614
  Federal funds purchased 		                    (81) 		    (4) 		   (85) 		        46 		     26 		      72
  Short term debt 		                              3 		      2 		      5 		        - 		        9 		       9

      Total interest-bearing funds 		         1,261 		     29 		  1,290		         345 		  2,213 		   2,558

Net interest earnings 	                     $	1,460 	 $ 	(390) 	$	1,070 	     $	1,110 	 $  	(81)   $	1,029

Notes:

1.	The change in interest resulting from both volume and
yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.
2.	The computation of the taxable equivalent adjustment has
given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
3. U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


		Two graphs are included at this point in the material mailed to our stock-
holders.  The first graph illustrates the categories of average earning assets and the portion each category is of the total for the last three years.  The following table is the data illustrated by this graph.

					                 Loans        	Investment Securities	    Other
			1996	           	$290,413	             $162,188           $4,199
			1995		            276,166	 	            143,358 	          2,078
			1994		            247,791	 	            158,505	           2,998


The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

		         Interest-Bearing Deposits		   Noninterest-Bearing Deposits	   Other
	1996		            $382,393			                   $61,509			             $1,043
	1995		             352,747				                   56,742			              2,415
	1994		             348,856				                   55,557			              1,462


		Average earning assets increased 8.4% in 1996 compared to an
3.0% increase in 1995 and a 7.6% increase in 1994.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1996, average net loans represented
63.6% of average earning assets. Total average net loans increased during the last three years showing an 5.2% growth from 1995 to 1996, an 11.5% growth from 1994 to 1995, and a 6.1%
growth from 1993 to 1994. Average investments represented 36.4% of average earning assets at December 31, 1996, and increased
14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. The assets purchased were buildings and equipment and not earning assets. Most of the increase in investments can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995, and increased 11.6% in 1994. Average total assets increased during the last three years as evidenced by an 8.4% growth from 1995 to 1996, a 2.6% growth from 1994 to 1995, and a 7.4% growth from 1993 to 1994. Please refer to the color graphs at the end of this document that illustrate this growth.

	The bank's average deposits grew during the last three years reflecting an 8.4% growth from 1995 to 1996, a 1.3% growth from
1994 to 1995, and a 6.8% growth from 1993 to 1994.
Approximately half of the increase in average deposits can be attributed to the acquisition discussed earlier in this section.
 Short and medium term rates were more competitive compared to longer term rates during the first half of 1996 and some depositors moved money back into interest-bearing transaction accounts, which increased 6.3% during 1996 but had declined in
1995 as investors took advantage of higher certificate of
deposit rates. Over half of the increase during 1996 was attributable to the acquisition. Average interest-bearing checking accounts decreased 7.6 % in 1995 compared to a 9.5% increase in 1994. Average savings deposits increased 8.1% during 1996, over 54% from the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995 compared to a 12.2% increase in 1994. Average certificates of deposit under $100,000 increased 11.3% during 1996, 60.0% from the acquisition, increased 8.0% in 1995, and declined 1.2.% in 1994. Certificates of deposit over $100,000 increased 6.3% in 1996, 87.8% from the acquisition, compared to a 24.8% increase in 1995 and a 10.4% increase in 1994.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST  RATE  SENSITIVITY

	The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.

	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1996, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at December 31, 1996, 1995, and 1994 was 4.66%, 4.79%, and 4.68%
respectively.


TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
          (Dollars in Thousands)
  		                                       3 Months 		 3-6 	    	6-12   		Over 1
As of December 31, 1996 		                 or Less 		 Months 		 Months 	 	Year		       Total
Earning assets
  Loans and leases, net of unearned     	$ 	58,045 	$ 	42,594 	$ 	65,730 	$	137,632 	$	304,001
  Taxable investment securities 		          13,855 	  	10,000 	  	13,500	  	 90,061 		 127,416
  Tax-exempt investment securities 		        1,000 		   1,100 		     900		   44,271 		  47,271

     Total earning assets 		                72,900 	  	53,694 		  80,130 		 271,964 	$	478,688

Interest-bearing liabilities
  NOW and money market accounts 		          45,590 		     - 		    64,588		   43,136 	$ 153,314
  Savings 		                                   - 	 	      - 		    41,594 		     - 	 	   41,594
  Time 		                                   41,547 		  33,805 		  50,657 		  25,077 		 151,086
  Time over $100,000 		                     11,680 		   9,813 		  12,825 		   4,812		   39,130
  Other short-term debt 		                   5,523 		     - 	 	      - 	 	      - 		     5,523

Total interest bearing liabilities 		      104,340 		  43,618 		 169,664		   73,025 	$	390,647

Noninterest-bearing, net                                 								(88,041)

Net asset/liability funding gap 		         (31,440) 		 10,076 		 (89,534)		 110,898

Cumulative net asset/liability
 funding gap 	                           $ (31,440) $	(21,364) $(110,898) 	$ 	  -

<F22>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS


LOANS AND LOAN QUALITY

	As with most commercial banking institutions, the loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different
segments of the economy or in particular industries.    The
composition of the loan portfolio is disclosed in detail in Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements.

	The Bank follows written loan policies which include loan review procedures and approvals. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1996.

	Table D, RISK ELEMENTS IN THE LOAN PORTFOLIO, includes all loans management considers to be potential problem loans, summarizes average loan balances, and reconciles the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed. Management does not believe that there is a concentration of loans to a multiple number of borrowers engaged in similar activities.

	Loans having recorded investments of $5.1 million at December 31, 1996, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 1.7% of gross loans.
 Commercial loans comprised $.384 million of the total, with loans secured by real estate accounting for $3.6 million, and installment loans $1.1 million. The gross interest income that would have been recorded during 1996 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $374, $365, and $193 thousand for the years ended December 31, 1996, 1995, and 1994 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

	A graph on the bottom of this page is included in the materials sent to the stockholders that illustrates the increase in average net loans and the ratio of net loan charge offs to
average loans for the last eight years.  The ratio at December
31, 1996 was .36%.  This ratio, although higher than 1994 and
1995 ratios, is well below industry levels.   The following
table is the data illustrated by this graph.

				                                   Avg Loans       	Ratio  Net
                                  				Outstanding	       CO/Avg Ln
                    		1989		           $163,003	          0.0032%
                    		1990		            172,749	          0.0030
                    		1991		            182,561	          0.0037
                    		1992		            215,158	          0.0023
                    		1993		            233,608	          0.0030
                    		1994		            247,791          	0.0014
                    		1995		            276,166	          0.0012
                   			1996		            290,413	          0.0036





                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO


	                      								                                   December 31
                                              	1996      		1995     	 	1994     	 	1993     	 	1992
                                                  									(Dollars  In Thousands)
Average amount of loans outstanding       	 $ 290,413 	 $ 276,166 	 $	247,791 	 $	233,608 	 $ 215,158

Balance of allowance for possible loan
  losses at beginning of year 	             $  	2,678 	 $  	2,342 	 $  	2,024	  $  	2,254 	 $ 	 1,917
Loans charged-off:
  Loans secured by real estate    		              368 		       15 		      135 		      396		       245
  Commercial and industrial loans    		           141 		      170 		       42 		      222		       124
  Individuals 		                                  879 		      371 		      246 		      230 		      249
     TOTAL  LOANS CHARGED OFF 		                1,388 		      556 		      423 		      848		       618
Recoveries of loans previously charged off:
  Loans secured by real estate 		                 111 		       97 		        9 		       56 		        3
  Commercial and industrial loans 		               42 		       14 		       36 		       52 		       80
  Individuals 		                                  183 		      111 		       36 		       40 		       32
     TOTAL RECOVERIES 		                          336 		      222 		       81 		      148 		      115
       NET  LOANS CHARGED-OFF 		                1,052 		      334 		      342		       700 		      503
Provision charged to operating expenses 		      1,300 		      670 		      660		       470 		      840
     BALANCE OF ALLOWANCE FOR
      POSSIBLE LOAN LOSSES AT
       END OF YEAR 	                        $ 	 2,926 	 $ 	 2,678 	 $ 	 2,342 	 $ 	 2,024 	 $ 	 2,254

Ratio of net charge-offs during the
    period to average loans outstanding 		      0.36% 		    0.12% 		    0.14%		     0.30% 		    0.23%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1996, the Corporation had a ratio of average capital to average assets of 10.36%. This compares to a ratio of average capital to average assets of 10.08% at December
31, 1995, and 9.25% at December 31, 1994.

	Cash dividends declared in 1996 were 11.4% more than those paid in 1995. The dividend to net income ratio was 20%. Additional dividends of approximately $14.8 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

	As of December 31, 1996, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 17.7% and 18.7% respectively. One year earlier, the comparable ratios were 16.9% and 17.9%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital strength of the Corporation and the Bank.

		A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation
for the last six years.	The following table is the data illustrated
by this graph in thousands of dollars.

                      				1990		           $27,358
                      				1991		            30,194
                      				1992		            33,414
                      				1993		            37,454
                      				1994		            41,820
                      				1995		            46,755
                      				1996		            52,067

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income

	Total interest income increased 7.5% in 1996 due to a wider gross margin that was enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.8% in 1996 accounting for 73.7% of gross interest income. Interest earned on investment securities and other investments increased 12.8% in 1996 rounding out gross interest income contributing 26.3%. Total interest income increased
11.9% in 1995 and 7.3% in 1994.


Interest Expense

	Total interest expense increased 8.4% in 1996 due mostly to the increase in interest-bearing deposits, about half of which can be attributed to the acquisition indicated earlier.  This
increase compares favorably to a 19.9% increase in 1995 and a
6.9% increase in 1994.  The cost of interest-bearing deposits remained steady all year under monthly monitoring by the
Asset/Liability Committee.  This contributed to the wider gross
margin achieved during 1996.   The net interest margin (tax
equivalent net interest income divided by average earning assets) was 4.7% at the end of 1996 compared to 4.8% in 1995 and 4.7% in 1994.

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


Noninterest Income and Expense

		Noninterest income increased 28.4% during 1996 led by the increase in service charges from new and acquired customers.
This compares to a 14.9% increase in 1995 and a 1.6% increase in 1994. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1996 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

			             Income Category        		Income $	       % of Total
       		Income from trust services		     $1,324			         22.8%
       		Service fees on deposits		        3,374			         58.1%
       		Other service fees		                746			         12.8%
       		Other				                           363			          6.3%


		Noninterest expenses, excluding the provision for possible loan losses, increased 5.8% in 1996 which is a much smaller increase than the 6.2% increase in 1995. The increase in 1994 was 5.4% for a smaller corporation. Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this improvement. Included in this category is Federal Deposit
Insurance Corporation (FDIC) insurance premiums at the rate established for "well capitalized" institutions. This expense was $6 thousand in 1996 compared to $500 thousand in 1995 and $891 thousand in 1994. Please refer to the discussion in the CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS section above for more information concerning the bank's capitalization.

	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest expense in 1996 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

		                Expense Category	           Expense $		       % of Total
                		Personnel			                 $7,031			            46.5%
                		Occupancy			                  1,211			             8.0%
                		Furniture and equipment 		    1,581			            10.5%
                		FDIC insurance		   	              7			               0%
                		Other				                     5,292			            35.0%

                      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


TABLE E - FIVE YEAR COMPARISON

		                                        1996  	  	  1995      		 1994     		  1993  		     1992
INTEREST INCOME
 Interest and fees on loans          	$27,343,817 	$25,857,982 	$21,130,914 	$19,518,742 	$19,791,548

 Income on investment securities
   Taxable interest 		                  6,892,118 		 6,179,492 	 	7,012,626		  6,925,404 		 6,898,114
   Exempt from federal income tax 		    2,366,764 		 2,156,813		  2,184,666 		 1,857,168 		 1,825,869
   Dividends 		                           256,951 		   177,790 		   204,948 		    72,054		    110,874

                                      		9,515,833 		 8,514,095 		 9,402,240 		 8,854,626 		 8,834,857

 Other interest income 		                 223,019 		   121,492 		   284,384		    347,287 		   195,744

    TOTAL INTEREST INCOME 		           37,082,669 		34,493,569		 30,817,538 		28,720,655 	 28,822,149

INTEREST EXPENSE
  Interest on deposits 		              16,617,525 		15,247,875 		12,770,618		 11,998,235 		13,329,557
  Interest on other short term
   borrowings 		                           94,232 		   174,370		     93,286 		    38,339 		    47,449

    TOTAL INTEREST EXPENSE 		          16,711,757 		15,422,245		 12,863,904 		12,036,574 		13,377,006

    NET INTEREST INCOME 		             20,370,912 		19,071,324		 17,953,634 		16,684,081 		15,445,143

PROVISION FOR POSSIBLE LOAN LOSSES  	   1,300,000 		   670,000		    660,000 		   470,000 		   840,000
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES 		     19,070,912		 18,401,324 		17,293,634 		16,214,081 		14,605,143

NONINTEREST  INCOME
  Trust department income 		            1,323,525 		 1,251,642 		 1,249,359		    863,952 		   753,239
  Service fees on deposit accounts 		   3,373,805 		 2,697,332		  2,317,992 		 2,206,026 		 2,123,096
  Other service fees, commissions,
    and fees 		                           745,523 		   300,407 		   336,758 		   509,009		    401,618
  Other operating income 		               363,430 		   322,634 		   319,466		    315,108 		   191,363
  Available for sale securities
   gains (losses) 		                        - 		         1,182 		  (243,690)		    23,896 		    28,434

    TOTAL NONINTEREST  INCOME 		        5,806,283 		 4,573,197		  3,979,885 		 3,917,991 		 3,497,750

NONINTEREST  EXPENSES
  Salaries and employee benefits 		     7,030,588 		 6,620,827		  6,247,706 		 5,686,965 		 5,283,086
  Net occupancy expense 		              1,211,067 		 1,279,434 		 1,190,678		  1,070,971 		   984,650
  Furniture and equipment expense 		    1,580,753  		1,382,769  		1,069,856 		   889,848 		   801,453
  Loss on other real estate 		              - 		        50,724 		     4,000		    103,122 		   312,064
  Other operating expenses 		           5,298,652 		 5,006,292		  4,996,107 		 4,903,949 		 4,460,696

    TOTAL NONINTEREST EXPENSES 		      15,121,060	  14,340,046 		13,508,347 		12,654,855 		11,841,949

      INCOME BEFORE PROVISION
       FOR INCOME TAXES 		              9,756,135		  8,634,475 		 7,765,172 		 7,477,217 		 6,260,944

PROVISION FOR INCOME TAXES 		           2,889,339 		 2,518,769 		 2,203,746		  2,220,965 		 1,768,840

       NET INCOME  	                  $	6,866,796 	$ 6,115,706 	$	5,561,426  $	5,256,252 	$	4,492,104

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	    $ 	    4.90  $ 	    4.37 	$ 	    3.97	 $ 	    3.75 	$ 	    3.21

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


Net Income

	Net income was 12.3% higher in 1996 than in 1995. As indicated earlier, the improvement in 1996's earnings resulted from a wider gross margin, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and the increase in taxes. The smaller increase in noninterest expenses is due in part to the significant decrease in deposit insurance.
These improvements were partially offset by higher additions to the allowance for loan losses.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

	The Financial Accounting Standards Board has issued one standard that has not been adopted by the Bank but is required to adopted after December 31, 1996. The Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes guidance on when to recognize and how to measure these financial assets and liabilities. The statement is effective prospectively for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It supersedes Statement No. 122, "Accounting for Mortgage Servicing Rights", which was effective for fiscal years beginning after December 15, 1995. Management does not believe this statement will have any material effect on future issues.


SHAREHOLDER INFORMATION

	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1996, had a market value of $91 million and were held by 1,525 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

	There is no established public trading market for the stock. The table on the right lists the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

		                                Price Range of 			       Dividend
                                	 	Common Stock 	 		         Paid
                               	High 		     Low 		        Per Share
		      First quarter          $	40.00  		 $	36.00  	      $
      		Second quarter           42.00  			  37.00  		        0.39
	1994  	Third quarter 		         43.00    			37.00
      		Fourth quarter 		        45.00  			  38.00  		        0.41
                                                   								$ 	0.80

        First quarter          $ 45.00     $ 45.00         $
      		Second quarter 		        48.00  			  45.00  		        0.43
	1995  	Third quarter 		         50.00  			  48.00
      		Fourth quarter 		        54.00  			  50.00  		        0.45
                                                   								$ 	0.88

      		First quarter 	        $	56.00  		 $	56.00  	      $
      		Second quarter 		        58.00  			  56.00  		        0.47
	1996  	Third quarter 		         63.00  			  60.00
      		Fourth quarter 		        65.00  			  63.00  		        0.51
                                                 							  	$ 	0.98

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 	COMPARATIVE DATA
                               	(In Thousands of Dollars)
		                               1996  	 	  1995  		   1994  		   1993  		   1992
AVERAGE ASSETS 	             $ 502,700 	$	463,739 	$	451,953 	$	420,760 	$	381,379

AVERAGE LOANS (NET) 	        $	290,413 	$	276,166 	$	247,791 	$ 233,609 	$	215,158

AVERAGE DEPOSITS 	           $	443,902 	$	409,489 	$	404,412 	$	378,782	 $	343,128

RETURN ON EQUITY AND ASSETS
  Return on average assets 		    1.37% 		   1.32% 		   1.23% 		   1.25%		    1.18%

  Return on beginning equity 		 14.06% 		  13.95% 		  14.11%		   14.93% 		  14.21%
  Average equity to
    average assets 		           10.36% 		  10.08% 		   9.25% 		   8.90%		    8.76%

COMMON DIVIDEND PAYOUT RATIO
  Earnings per share 	       $ 	  4.90  	$  	4.37 	 $  	3.97 	 $ 	 3.75 	$	   3.21

  Cash dividends per share 	 $ 	  0.98 	 $ 	 0.88 	 $ 	 0.80 	 $ 	 0.73	 $ 	  0.64

  Ratio 		                         20% 		     20% 		     20% 		     19% 		     20%

                                           	NET INTEREST MARGIN
                                         	(In Thousands of Dollars)
                                  		1996     		1995     		1994     		1993    		1992
INTEREST INCOME

 (TAX EQUIVALENT) 	              $ 37,985 	 $	35,626 	 $	32,039 	 $	29,465  $ 29,564

INTEREST EXPENSE 		                16,712 		  15,422 		  12,864 		  12,037 		 13,377

	                                $	21,273  	$	20,204 	 $	19,175 	 $	17,428 	$	16,187
NET INTEREST MARGIN* 		             4.66% 		   4.79% 		   4.68% 		   4.58% 		  4.67%

<F23>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.

Nine color graphs are included on the following page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR COMPARISON" table included above. The second one illustrates return on average assets for the last five years using information from the "COMPARATIVE DATA" table on the previous page. The third, fourth and fifth graphs illustrate return on stockholders' equity, earnings per share with cash dividends and stockholder's equity for the last five years.
The sixth graph illustrates average net loans for the last five years. The seventh and eighth graphs illustrate deposits and assets for the last five years. The information for these graphs was taken from the "COMPARATIVE DATA" table on the previous page. The final graph which illustrates net interest income for the last five years was taken from the net interest margin section in the "COMPARATIVE DATA" table on the previous page.




Item 9.  Disagreements on Accounting and Financial Disclosure.

None.


                              PART III

Item 10.  Directors and Executive Officers of the Registrant.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (Incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 15, 1997.

Executive Officers of Registrant


The following is a list as of March 1, 1997, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:

				                            Family		         Positions and
         Name		        Age	  Relationship		      Offices Held
Waymon L. Hickman       62		     None	       Chairman of the Board and Chief
                                             Executive Officer of FFMC.  Chairman
                                             and Chief Executive Officer of
                                             the Bank.  Employed in 1958. Named
                                             Assistant Cashier in 1959.  Named
                                             Assistant Vice-President in 1961,
                                             and promoted to Vice-President
                                             in 1962.  Elected Director in
                                             1967 and First Vice-President and
                                             Trust Officer in 1969. Promoted
                                             in 1973 to Executive Vice-
                                             President and Senior Trust
                                             Officer.  Elected President of
                                             Bank and Chief Administrative
                                             Officer in August 1980.  Elected
                                             President of FFMC in April, 1982.
                                             Elected Chief Executive officer
                                             of the Bank in December, 1990.
                                             Elected Chairman of the Board of
                                             Directors of the Bank effective
                                             December 31, 1995.


Thomas Randall Stevens	 45		     None	       President and Chief Operating
                                             Officer and Director of the Bank.
                                             Director and Vice President of
                                             FFMC.  Employed in 1973. Promoted
                                             to Commercial Bank Officer in
                                             1974.  Promoted to Assistant
                                             Vice President in 1976. Promoted
                                             to Vice President in 1979.
                                             Became Vice President and Trust
                                             Officer in 1982.  Promoted to
                                             First Vice President in 1984.
                                             Promoted to Executive Vice
                                             President and Chief Admin-
                                             istrative Officer in 1990.
                                             Elected as Director of the Bank
                                             in 1991 and Director and Vice
                                             President of FFMC in 1991.
                                             Elected President and Chief
                                             Operating Officer of the Bank
                                             effective December 31, 1995.

                    			     	   Family		         Positions and
         Name		        Age	  Relationship		      Offices Held
Edward A. Cox		         74		     None	        Vice President of FFMC.  Senior
                                              Vice President and Director of
                                              Planning and Training of the Bank.
                                              Employed in 1982.  In 1989
                                              promoted to Vice President of
                                              Bank. Elected Assistant
                                              Secretary of FFMC in March 1987.
                                              Promoted to Senior Vice
                                              President of the Bank in
                                              December, 1990.  Elected Vice
                                              President of FFMC in 1991.

John P. Tomlinson, III	 46 	     None	        Vice President/Secretary ofFFMC.
                                              Executive Vice President and
                                              Manager of Mortgage Lending of
                                              the Bank.  Employed in 1973.
                                              Promoted to Commercial Bank
                                              Officer in 1974.  Named
                                              Assistant Vice President in 1976.
                                              Promoted to Vice President in
                                              1979.  Named Manager of Mortgage
                                              Lending in 1986.  Promoted to
                                              Senior Vice President in 1990.
                                              Promoted to Executive Vice
                                              President in 1995.  Elected
                                              Secretary of FFMC in April, 1996.
                                              Named Vice President of FFMC
                                              December 17, 1996.

Martha M. McKennon	     52		     None        	Assistant Secretary of FFMC.
                                              Assistant Vice President and
                                              Executive Assistant of the Bank.
                                              Employed in 1974. Promoted to
                                              Customer Service Representative
                                              in 1980.  Named Executive
                                              Assistant in 1984.  Promoted to
                                              Assistant Vice President/Executive
                                              Assistant in 1991.  Named Assistant
                                              Secretary of FFMC December 17, 1996.


                         				   Family		         Positions and
         Name		        Age	  Relationship		      Offices Held
Patricia N. McClanahan	 52		     None	       Senior Vice President and Chief
                                             Financial Officer/ Cashier of
                                             the Bank and Treasurer of FFMC.
                                             Employed in 1980.  Promoted to
                                             Internal Bank Auditor in 1981.
                                             Promoted to Bank Controller in
                                             1984.  Promoted to Bank Controller
                                             and Cashier in 1987.  Promoted
                                             to Bank Vice President and
                                             Controller/Cashier in 1989.
                                             Promoted to Bank Senior Vice
                                             President and Controller/Cashier
                                             in 1990.  Elected as Treasurer
                                             of FFMC in 1991.  Named Chief
                                             Financial Officer in 1996.



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



FIRST FARMERS AND MERCHANTS CORPORATION





BY	   /s/ Waymon L. Hickman

     			  Waymon L. Hickman,
 	Chairman of the Board and Chief Executive Officer
(Chairman of the Board and Chief Executive Officer of the Bank)


Date	          March 18, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


	     /s / Thomas Randall Stevens

         		Thomas Randall Stevens, President
	(President and Chief Operating Officer of the Bank)


Date	          March 18, 1997




      /s / Patricia N. McClanahan

		Patricia N. McClanahan, Treasurer
		   (Principal Accounting Officer)



Date	            March 18, 1997

   /s/ Kenneth A. Abercrombie             /s/ Sam D. Kennedy
Kenneth A. Abercrombie, Director        		Sam D. Kennedy, Director

Date  March 18, 1997                      Date  March 18, 1997


/s/ James L. Bailey, Jr.                 	/s/Tillman Knox
James L. Bailey, Jr., Director		          Tillman Knox, Director

Date March 18, 1997                       Date March 18, 1997


/s/ Harlan D. Bowsher                     /s/ Joe E. Lancaster
Harlan D. Bowsher, Director             		Joe E. Lancaster, Director

Date March 18, 1997                      	Date March 18, 1997


/s/ H. Terry Cook, Jr.        	           /s/ Flavius Barker
H. Terry Cook, Jr., Director            		Flavius Barker, Director

Date March 18, 1997                       Date March 18, 1997


/s/ W. J. Davis, Jr.          	          /s/ Thomas Randall Stevens
W. J. Davis, Jr., Director        	      Thomas Randall Stevens, Director

Date March 18, 1997                      Date March 18, 1997


/s/ Tom Napier Gordon                    /s/ Dan C. Wheeler
Tom Napier Gordon, Director		            Dan C. Wheeler, Director

Date March 18, 1997                      Date March 18, 1997


/s/ Edwin W. Halliday                    /s/ David I. Wise
Edwin W. Halliday, Director		            David I. Wise, Director

Date March 18, 1997                     	Date March 18, 1997


/s/ Waymon L. Hickman                    /s/ W. Donald Wright
Waymon L. Hickman, Director		            W. Donald Wright, Director

Date March 18, 1997                     	Date March 18, 1997

                      ANNUAL REPORT ON FORM 10-K

                   ITEM 14(a)(1) and (2) ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   YEAR ENDED DECEMBER 31, 1996

               FIRST FARMERS AND MERCHANTS CORPORATION

                        COLUMBIA, TENNESSEE

FORM 10-K -- ITEM 14(a)(1) and (2)


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY


LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 1996, are incorporated by reference in Item 8:

	Consolidated balance sheets -- December 31, 1996 and 1995

	Consolidated statements of income -- Years ended December 31, 1996, 1995, and 1994

	Consolidated statements of cash flows -- Years ended December 31, 1996, 1995, and 1994

	Notes to consolidated financial statements -- December 31, 1996


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