Form 10-Q
period 1997-03-31
FIRST FARMERS & MERCHANTS CORP
filed 1997-05-09
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-Q


                 Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934


                        For the quarter ended March 31, 1997
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

  Yes   X     No

    	Indicate the number of shares outstanding of each of the
  issuer's common stock, as of March 31, 1997.    1,400,000  shares


               				This filing contains   12  pages.

PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


	  The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended
   March 31, 1997, are as follows:


  	Consolidated balance sheets - March 31, 1997, and December 31, 1996.

  	Consolidated statements of income - For the three months ended March 31, 1997, and March 31, 1996.

  	Consolidated statements of cash flows - For the three months ended March 31, 1997, and March 31, 1996.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1997 and DECEMBER 31, 1996
ASSETS 	 	  	      	 	 	                                1997  	  	      1996

Cash and due from banks 	 	 	 	 	                 $ 	28,303,144 	 $ 	27,916,507
Federal funds sold 	 	 	 	 	       	                 10,800,000 	 	      -
Securities
 Available for sale (amortized cost $60,023,095
  and $55,898,299 respectively) 	 	 	 	 	 	          59,796,800 	 	  56,141,535
 Held to maturity (fair value $106,122,758 and
  $119,226,021 respectively) 	 	 	 	 	 	            106,247,220 	  	118,541,750
      Total securities 	 	 	 	 	 	                  166,044,020 		  174,683,285
Loans, net of unearned income  	 	 	 	 	 	          306,270,015 		  303,732,044
 Allowance for possible loan losses  	 	 	 	 	 	     (2,865,782) 		  (2,926,063)
      Net loans 	 	 	 	 	 	                         303,404,233 	 	 300,805,981
Bank premises and equipment, at cost less
 allowance for depreciation and amortization 	 	 	 	 	6,752,016 	 	   6,829,475
Other assets 	 	 	 	 	 	                             15,038,857 	 	  15,094,426

    TOTAL ASSETS 	 	 	 	 	                        $	530,342,270 	 $	525,329,674

LIABILITIES
 Deposits
   Noninterest-bearing 	 	 	 	 	                  $ 	66,658,555 	 $ 	75,589,511
   Interest-bearing (including certificates of
    deposit over $100,000: 1997 - $38,316,328;
    1996 - $39,129,547) 	 	 	 	 	                  	402,542,020 	 	 384,983,050
      Total deposits 	 	 	 	                     	 	469,200,575 	 	 460,572,561
 Federal funds purchased 	 	 	 	 	 	                     - 	 	        5,000,000
 Dividends payable 	 	 	 	 	 	                           - 	 	          714,000
 Accounts payable and accrued liabilities 	 	 	 	 	  	5,319,964 	 	   4,641,987

    TOTAL LIABILITIES 	 	 	 	 	 	                   474,520,539 		  470,928,548


STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued and
  outstanding                                       	14,000,000 	 	  14,000,000
 Retained earnings 	 	 	 	 	 	                       41,957,509 	 	  40,255,185
 Net unrealized gain (loss) on available-for-sale
  securities, net of tax 	 	 	 	 	 	                   (135,778) 	 	    145,941
    TOTAL STOCKHOLDERS' EQUITY 	 	 	 	 	 	           55,821,731 		   54,401,126

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  		$	530,342,270 	 $ 525,329,674
                                          	 	 	 	 	 	UNAUDITED       	 	(A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1996, has been taken from the audited financial statements at that date.

                 	FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        	CONSOLIDATED STATEMENTS OF INCOME
                                 	(Unaudited)
                                                         		 	March 31,
                                                   	 	    1997        		1996
INTEREST INCOME
 Interest and fees on loans 	                       $ 	6,847,468 	$ 	6,931,271
 Interest on investment securities
   Taxable interest 		                                 1,793,767 		  1,478,864
   Exempt from federal income tax 		                     617,529 		    580,183
   Dividends 		                                           44,178 		     37,951
                                                     		2,455,474 		  2,096,998
 Other interest income 		                                 59,236 		     23,956
   TOTAL INTEREST INCOME 		                            9,362,178 		  9,052,225

INTEREST EXPENSE
 Interest on deposits 		                               4,235,972 		  3,948,769
 Interest on other short term borrowings 		               22,767 		     40,617

   TOTAL INTEREST EXPENSE 		                           4,258,739 		  3,989,386

   NET INTEREST INCOME 		                              5,103,439 		  5,062,839
PROVISION FOR POSSIBLE LOAN LOSSES 		                    450,000 		    250,000

   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 		                      4,653,439		   4,812,839

NONINTEREST  INCOME
 Trust department income 		                              374,710 		    335,208
 Service fees on deposit accounts 		                     905,239 		    743,096
 Other service fees and commissions 		                   180,734 		    149,736
 Other operating income 		                               124,782 		     91,604
 Investment securities gains (losses) 		                  (1,137) 		      -

   TOTAL NONINTEREST INCOME 		                         1,584,328 		  1,319,644

NONINTEREST  EXPENSES
 Salaries and employee benefits 		                     1,824,757 		  1,752,484
 Net occupancy expense 		                                316,058 		    271,894
 Furniture and equipment expense 		                      392,894 		    370,423
 Other operating expenses 		                           1,445,600 		  1,252,448

   TOTAL NONINTEREST EXPENSES 		                       3,979,309 		  3,647,249

     INCOME BEFORE PROVISION FOR INCOME TAXES 		       2,258,458 		  2,485,234

PROVISION FOR INCOME TAXES 		                            556,134 		    777,319

       NET INCOME  	                                $ 	1,702,324 	$ 	1,707,915

EARNINGS PER COMMON SHARE
  (1,400,000 outstanding shares) 	                  $ 	     1.22 	$ 	     1.22

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 and 1996
                                  (Unaudited)

		                                                                1997  	 	     1996
OPERATING ACTIVITIES

 Net income 	                                               $ 	1,702,324 	$ 	1,707,915
 Adjustments to reconcile net income to net cash provided
  by operating activities
   Excess (deficiency) of provision for possible
    loan losses over net charge offs 		                          (60,281) 		      (624)
   Provision for depreciation and amortization of
    premises and equipment 		                                    172,593 		    163,911
   Provision for depreciation of leased equipment 		             208,600		        -
   Amortization of deposit base intangibles 		                    60,743		      42,005
   Amortization of investment security premiums,
    net of accretion of discounts 		                             136,972 		    135,993
   Increase in cash surrender value of life insurance
    contracts 		                                                 (25,127) 		   (25,128)
   Deferred income taxes 		                                      184,824 		    (19,815)
    (Increase) decrease in
      Interest receivable 		                                    (268,431) 		  (458,746)
      Other assets 		                                             82,772 		   (412,031)
     Increase (decrease) in
      Interest payable 		                                        264,207 		     35,345
      Other liabilities 		                                       334,699 		    750,284

        TOTAL ADJUSTMENTS 		                                   1,091,571 		    211,194

         NET CASH PROVIDED BY OPERATING ACTIVITIES		           2,793,895 		  1,919,109

INVESTING ACTIVITIES

 Proceeds from maturities, calls, and sales of
  available-for-sale securities 		                                 2,510 		     15,405
 Proceeds from maturities and calls of held-to-maturity
  securities 		                                               13,101,031 		 14,298,000
 Purchases of investment securities
  Available-for-sale 		                                       (4,183,988) 	(29,356,073)
  Held-to-maturity 		                                           (886,793) 		(3,214,341)
 Net (increase) decrease in loans 		                          (2,537,971) 		 2,242,215
 Purchases of premises and equipment 		                          (95,134) 		  (307,082)

        NET CASH USED BY INVESTING ACTIVITIES 		               5,399,655		 (16,321,876)

FINANCING ACTIVITIES

 Net increase (decrease) in noninterest-bearing
  and interest-bearing deposits 		                             8,628,014 		 18,606,541
 Net increase (decrease) in short term borrowings		           (4,920,927) 	(11,352,500)
 Cash dividends 		                                              (714,000) 		  (630,000)

        NET CASH PROVIDED BY FINANCING ACTIVITIES		             2,993,087 		 6,624,041

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		     11,186,637 		(7,778,726)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 		            27,916,507		 31,281,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	                 $ 39,103,144 $	23,502,980


	The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

Item 2.   Management's Discussion and Analysis of Financial Condition


Material Changes in Financial Condition


	Average earning assets increased 3.9% in the first quarter of 1997 compared to a 3.3% increase in the first quarter of 1996.
As a financial institution, the Bank's primary earning asset is loans. At March 31, 1997, average net loans had grown 3.9% and represented 63.6% of average earning assets. Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year and the first quarter of this year. Management believes this growth is indicative of the strengthening of its presence in the four county area in middle Tennessee that it serves. Average investments represented 36.4% of average earning assets at March
31, 1997, an increase of 3.8% in the first quarter of 1997.
Average total assets were $523 million at the end of the first three months of 1997 compared to $478 million at the end of the first three months of 1996. Period-end assets were $530.3 million compared to $525.3 million at December 31, 1996. The
Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.
The following sections analyze the average balance sheet and the major components of the period-end balance sheet.


SECURITIES

	Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At March 31, 1997, the Corporation's investment securities portfolio had $59.8 million available-for-sale securities and $106.2 million held-to-maturity securities. This compares to $56.1 and available-for-sale securities and $118.5 million held-to-maturity securities at December 31, 1996.


LOANS

	The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $11.3 million or 3.9%
in the first three months of 1997 compared to a $12.6 million or 4.6% increase in the first three months of 1996. This growth reflects the consistent loan demand in the service area. Commercial loans remained stable posting a 1.0% growth, personal loans remained steady, but loans secured by real estate posted a 6.1% growth for the first three months of 1997. An asset/liability strategic decision to keep higher quality bank customer loans secured by residential real estate in the portfolio rather than sell them in the secondary market contributed to the increase in this type of loans.

	The Corporation's subsidiary loan review function and Special Assets Committee reviews lines of credit over $50,000. After this review during the first quarter of 1997, loans totaling $3.2 million, 1.1% of the portfolio, were classified as other assets especially mentioned at March 31, 1997, which is down from the $3.4 million so classified at December 31, 1996. Loans totaling $5.4 million, 1.8% of the portfolio, were classified as substandard at March 31, 1997, compared to $8.2 million so classified at December 31, 1996. Loans totaling $1.6 million,
 .5% of the portfolio, were classified as doubtful at March 31, 1997, compared to $1.4 million at December 31, 1996. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $5.7 million, 1.9% of the total portfolio, were identified as impaired at the end of the first three months of 1997 compared to $5.1 million at December 31, 1996.

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

		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 1997, were $24,068,000 and
$2,461,000, respectively.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

DEPOSITS

	The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its sixteen domestic offices, the newest of which opened during the first week of 1997. The bank's average deposits grew during the first three months of 1997 reflecting a 4.0% growth compared to a 2.6% growth in the first quarter of 1996. Short and medium term rates remained competitive compared to longer term rates contributing to a 4.0% growth in average interest-bearing checking accounts and almost no growth in certificates of deposits less than $100,000 during the first quarter of 1997. Savings deposits with limited transactions increased 14.9% during the first three months of 1997. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100,000 increased 12.1% in the first quarter of 1997.


CAPITAL

 	Average shareholders' equity remained strong totaling $55.5 million at March 31, 1997, a 6.5% increase from 1996 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank.
The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average
Tier I Capital to average assets.  Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital.
Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for
Possible Loan Losses.  The minimum standard for a "well capitalized"
bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%.  As of  March 31, 1997, the Bank's total risk-based and core capital ratios were
19.1% and 18.1% respectively.  The comparable ratios were 18.6% and 17.6%
at year end, 1996.  As of  March 31, 1997, the Corporation's total risk-based and core capital ratios were 19.2% and 18.3% respectively.  The comparable ratios were 18.7% and 17.7% at year end, 1996.  At March 31, 1997, the Bank and the Corporation had a ratio of average core capital to average total assets of 10.4% and 10.1%, respectively, compared to 10.4% and 10.1% at
December 31, 1996.  Management believes, as of March 31, 1997, that the
Corporation and the Bank meet all capital adequacy requirements to which they are subject.  The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.  Most of the capital needs of the Bank have historically been financed through internal growth.

Material Changes in Results of Operations

 	Total interest income was 3.4% higher in the first quarter of 1997 than the first quarter of 1996. Interest and fees earned on loans remained stable decreasing only 1.2% despite a five basis point decline in average yield that was influenced some by a large collection of non-accrual income in the first quarter of 1996. Interest earned on investment securities and other investments increased 18.6% in the first quarter of 1997 due entirely to increased volume as the average tax equivalent yield held steady at 6.5%.

 	Total interest expense increased 6.8% in the first quarter of 1997 compared to the first quarter of 1996 due mostly to the increase in interest-bearing deposits, part of which can be attributed to an acquisition in the second quarter of 1996. However, the total cost of interest-bearing deposits remained steady all last year and the first quarter of this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at March 31, 1997 and 1996 was 4.6% and 4.9% respectively.

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

	The analysis and review of asset quality by the Corporation's subsidiary loan review function and Special Assets Committee also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at March 31, 1997. Additions to the allowance during the first quarter of 1997 were 80% higher than the first quarter of 1996.

	There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first quarter of 1997. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at March 31, 1997, and totaled $400 thousand which compares to $462 thousand at March 31, 1996.

	Noninterest income increased 20.1% during the first quarter of 1997 led by the increase in service charges from new and acquired customers. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong.

	Noninterest expenses, excluding the provision for possible loan losses, increased 9.1% in the first quarter of 1997. A new branch office was opened in the first quarter of 1997 contributing to a 16.2% increase in net occupancy expense.

	Net income remained stable in the first quarter of 1997 coming in under the first quarter of 1996 only .4%. The increase in interest income was large enough to offset most of the volume related increase in interest expense.
The strong increase in noninterest income was sufficient to cover the increase in noninterest expense; but, the increase in additions to the allowance for loan and lease losses was only partially offset by a reduction in taxes.  The current year tax reduction resulted from the sale of repossessed property in other real estate that had unrecognized tax benefits.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                     FIRST FARMERS AND MERCHANTS CORPORATION
                                   (Registrant)






Date  May 8, 1997             			      /s/ Waymon L. Hickman
                                   								Waymon L. Hickman,
                                 								Chairman of the Board
                      							          (Chief Executive Officer)




Date  May 8, 1997                     /s/ Patricia N. McClanahan
                                  								Patricia N. McClanahan,
                                       									Treasurer
                       							        (Principal Accounting Officer)