Form 10-Q
period 1997-06-30
FIRST FARMERS & MERCHANTS CORP
filed 1997-08-13
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D. C. 20549



                                FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended June 30, 1997
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
Yes   X     No

	Indicate the number of shares outstanding of each of the
issuer's common stock, as of June 30, 1997.    1,400,000  shares


             				This filing contains   11   pages.

PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

	The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June
30, 1997, are as follows:

	Consolidated balance sheets - June 30, 1997, and December 31, 1996.

	Consolidated statements of income - For the three months and six months ended June 30, 1997, and June 30, 1996.

	Consolidated statements of cash flows - For the six months ended June 30, 1997, and June 30, 1996.


          	FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      	CONSOLIDATED BALANCE SHEETS
                  	JUNE 30, 1997 and DECEMBER 31, 1996
ASSETS 	 	                                             1997           1996
Cash and due from banks 	 	                      $ 	32,009,739 	$ 	27,916,507
Federal funds sold 	 	 	                               800,000 	    	  -
Securities
 Available for sale (amortized cost $59,985,635
  and $55,898,299 respectively) 	 	 	               60,416,447 	 	 56,141,535
 Held to maturity (fair value $100,856,527 and
  $119,226,021 respectively) 	 	 	                 100,026,315 	 	118,541,750
     Total securities 	 	 	                        160,442,762 	 	174,683,285
Loans, net of unearned income  	 	 	               316,624,839 	 	303,732,044
 Allowance for possible loan losses  	 	 	          (2,857,076) 	 	(2,926,063)
     Net loans 	 	 	                               313,767,763 	 	300,805,981
Bank premises and equipment, at cost less
 allowance for depreciation and amortization  	   	 	6,615,895   	 	6,829,475
Other assets 	 	 	                                  14,622,462 	  	15,094,426

      TOTAL ASSETS 	 	                           $	528,258,621  $	525,329,674

LIABILITIES
 Deposits
   Noninterest-bearing 	 	                       $ 	65,033,317 	$ 	75,589,511
   Interest-bearing (including certificates of
    deposit over $100,000: 1997 - $38,026,724;
     1996 - $39,129,547) 	 	                      	399,667,531 	 	384,983,050
     Total deposits 	 	 	                          464,700,848 	 	460,572,561
 Federal funds purchased 	 	 	                          - 	 	       5,000,000
 Dividends payable 	 	 	                               742,000 	 	    714,000
 Accounts payable and accrued liabilities 	 	 	      5,457,943 	   	4,641,987

      TOTAL LIABILITIES 	                       	 	470,900,791 	 	470,928,548

STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  4,000,000 shares; 1,400,000 shares issued
  and outstanding 	 	 	                             14,000,000    	14,000,000
 Retained earnings 	 	 	                            43,099,342  	 	40,255,185
 Net unrealized loss on available-for-sale
  securities, net of tax 	 	 	                         258,488 	 	    145,941
      TOTAL STOCKHOLDERS' EQUITY 	 	 	              57,357,830 		  54,401,126

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $	528,258,621  $	525,329,674
                                                	 	 	UNAUDITED 	      	(A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1996, has been taken from the audited financial statements at that date.

 	           	FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  	 	CONSOLIDATED STATEMENTS OF INCOME
                               	 	(Unaudited)
   	                                    THREE MONTHS ENDED  	     SIX MONTHS ENDED
                                             	JUNE 30, 	                JUNE 30,
                                         1997   	     1996    	 	  1997   	 	   1996
INTEREST INCOME
 Interest and fees on loans 	        $	7,115,386 	$	6,765,396 	$13,962,854 	$13,696,667

 Interest on investment securities
  Taxable interest 	 	                 1,815,804 	 	1,753,259 	 	3,609,571 	 	3,232,123
  Exempt from federal income tax 	 	     616,047   	 	570,910 	 	1,233,576 	 	1,151,093
  Dividends 	 	                          121,226 	 	  126,043 	   	165,404 	 	  163,994
                                    	 	2,553,077 	 	2,450,212 	 	5,008,551 	 	4,547,210
 Other interest income 	 	                37,121 	 	   64,695 	 	   96,357 	 	   88,651

   TOTAL INTEREST INCOME 	 	           9,705,584 	  9,280,303	 	19,067,762  	18,332,528

INTEREST EXPENSE
 Interest on deposits 	 	              4,289,096 	 	4,136,585 	 	8,525,068 	 	8,085,354
 Interest on other short term
  borrowings 	 	                          41,075 	    	16,474    	 	63,842 	 	   57,091

   TOTAL INTEREST EXPENSE 	 	          4,330,171 	 	4,153,059 	 	8,588,910 	 	8,142,445

   NET INTEREST INCOME 	 	             5,375,413 	 	5,127,244  	10,478,852  	10,190,083
PROVISION FOR POSSIBLE LOAN LOSSES 	 	   290,000   	 	300,000 		   740,000 	 	  550,000

   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES 	 	      5,085,413 	 	4,827,244 	 	9,738,852 	 	9,640,083

NONINTEREST  INCOME
 Trust department income 	 	             345,797   	 	348,988 	   	720,507 		   684,196
 Service fees on deposits accounts 	 	   938,217 	   	821,486  		1,843,456 	 	1,564,582
 Other service fees 	 	                  184,086 	 	  204,229 	 	  364,820 		   353,965
 Other operating income 	 	              109,530   	 	110,731   	 	234,312   		 202,335
 Investment securities gains (losses) 	 	   - 	 	        - 		       (1,137) 	 	    -

   TOTAL NONINTEREST INCOME 	 	        1,577,630 	 	1,485,434 	 	3,161,958 	 	2,805,078

NONINTEREST  EXPENSES
 Salaries and employee benefits 	 	    1,809,292 	 	1,759,213 	 	3,634,049 	 	3,511,697
 Net occupancy expense 	 	               298,187 	 	  330,153 	 	  614,245 		   602,047
 Furniture and equipment expense 	 	     389,164 	 	  422,019 		   782,058 	 	  792,442
 Other operating expenses 	 	          1,486,834 	 	1,208,554 	 	2,932,434 	 	2,461,002

   TOTAL NONINTEREST EXPENSES 	 	      3,983,477 	 	3,719,939 	 	7,962,786 	 	7,367,188

     INCOME BEFORE PROVISION FOR
      INCOME TAXES 	 	                 2,679,566 	 	2,592,739 	 	4,938,024 	 	5,077,973

PROVISION FOR INCOME TAXES 	 	           795,731   	 	776,659 	 	1,351,865 		 1,553,978

       NET INCOME  	                 $	1,883,835 	$	1,816,080 	$	3,586,159 	$	3,523,995
EARNINGS PER COMMON SHARE
 (1,400,000 outstanding shares) 	    $ 	    1.34 	$ 	    1.30 	$ 	    2.56	 $ 	    2.52

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS  ENDED JUNE 30, 1997 and 1996
                                 (Unaudited)
                                                  	   	1997	        	1996
OPERATING ACTIVITIES

 Net income 	                                     $ 	3,586,159 	$ 	3,523,995
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Excess (deficiency) of provision for possible
    loan losses over net charge offs 	 	               (68,987) 		   263,306
   Provision for depreciation and amortization of
    premises and equipment 	 	                         334,200 	 	   332,007
   Provision for depreciation of leased equipment 	 	  417,200 	 	      -
   Amortization of deposit base intangibles 	 	        101,545 		    102,726
   Amortization of investment security premiums,
    net of accretion of discounts 	 	                  252,483 	 	   282,602
   Donation of premises to municipalities 	 	             - 	 	       88,500
   Increase in cash surrender value of life
    insurance contracts 	 	                            (50,255) 	   	(50,255)
   Deferred income taxes 	 	                           282,700 	   	(152,609)
   (Increase) decrease in
     Interest receivable 	 	                            33,176 	 	  (333,595)
     Other assets 	 	                                   (2,435)  	 	(301,216)
   Increase (decrease) in
     Interest payable 	 	                              269,851 	   	(215,807)
     Other liabilities 	 	                             466,533 	 	   408,285

      TOTAL ADJUSTMENTS 	 	                          2,036,011 	 	   423,944

      NET CASH PROVIDED BY OPERATING ACTIVITIES 	   	5,622,170 	  	3,947,939

INVESTING ACTIVITIES

 Proceeds from maturities, calls, and sales of
  available-for-sale securities 	 	                       - 	 	    1,016,672
 Proceeds from maturities and calls of
  held-to-maturity securities 	 	                   25,320,475 	 	26,506,000
 Purchases of investment securities
  Available-for-sale 	 	                            (4,212,587) 	(40,061,888)
  Held-to-maturity 	 	                              (6,932,270) 	(15,684,481)
 Net (increase) decrease in loans 	 	              (12,892,795)   	 	403,251
 Purchases of premises and equipment 	 	              (120,620)  	 	(790,639)
 Purchases of deposit base intangibles 	 	                - 	 	   (1,124,258)
 Purchase of leased equipment 	 	                         - 	 	   (2,266,394)
 Purchase of single premium life insurance
  contracts                                          	(385,000)    	 	  -

      NET CASH USED BY INVESTING ACTIVITIES 	 	        777,203	 	(32,001,737)

FINANCING ACTIVITIES

 Net increase in noninterest-bearing and
  interest-bearing deposits 	 	                      4,128,287   	18,661,191
 Assumption of deposit liabilities  	 	                   - 	 	   19,863,923
 Net increase (decrease) in short term borrowings 		(4,920,428) 	(11,353,000)
 Cash dividends 	 	                                   (714,000) 	  	(630,000)

      NET CASH PROVIDED BY FINANCING ACTIVITIES 	  	(1,506,141)  	26,542,114

      INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                	 	4,893,232 	 	(1,511,684)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 	 	27,916,507 	 	31,281,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	      $	32,809,739 	$	29,770,022

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

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

	Average earning assets increased 4.4% in the first half of 1997
compared to a 5.8% increase in the first half of 1996.   As a
financial institution, the Bank's primary earning asset is loans. At June 30, 1997, average net loans had grown 5.2% and represented 64% of average earning assets. Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year and the first half of this year. Management believes this growth is indicative of the strengthening of its presence in the four county area in middle Tennessee that it serves. Average investments represented 36% of average earning assets at June
30, 1997, an increase of 2.8% in the first half of 1997.
Average total assets were $525 million at the end of the first six months of 1997 compared to $502 million at the end of the first six months of 1996. Period-end assets were $528.2 million compared to $525.3 million at December 31, 1996. The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.
The following sections analyze the average balance sheet and the major components of the period-end balance sheet.


SECURITIES

	Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At June 30, 1997, the Corporation's investment securities portfolio had $60.4 million available-for-sale securities and $100.0 million held-to-maturity securities. This compares to $56.1 and available-for-sale securities and $118.5 million held-to-maturity securities at December 31, 1996.

LOANS

	The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $15.1 million or 5.2% in the first six months of 1997 compared to a $12.1 million or 4.4% increase in the first six months of 1996. This growth reflects the consistent loan demand in the service area. Commercial loans showed strong growth posting almost 4.0% growth, personal loans declined slightly, but loans secured by real estate posted a 7.6% growth for the first six months of 1997. An asset/liability strategic decision to keep higher quality bank customer loans secured by residential real estate in the portfolio rather than sell them in the secondary market contributed to the increase in this type of loans.



	The Corporation's subsidiary loan review function reviews lines of credit over $50,000. After this review during the first half of 1997, loans totaling $4.6 million, 1.5% of the portfolio, were classified as other assets especially mentioned at June 30, 1997, which is up from the $3.2 million and $3.4 million so classified at March 31, 1997, and December 31, 1996. Loans totaling $4.3 million, 1.4% of the portfolio, were classified as substandard at June 30, 1997, continuing the downward trend compared to $5.4 million and $8.2 million so classified at March
31, 1997, and December 31, 1996.  Loans totaling $1.7 million,
 .5% of the portfolio, were classified as doubtful at June 30, 1997, compared to $1.6 million and $1.4 million at March 31, 1997, and December 31, 1996. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $5.5 million, 1.7% of the total portfolio, were identified as impaired at the end of the first six months of 1997 compared to $5.1 million at December 31, 1996.



DEPOSITS



	The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its sixteen domestic offices, the newest of which opened during the first week of 1997. The bank's average deposits grew during the first six months of 1997 reflecting a 4.2% growth compared to a 5.5% growth in the first half of 1996, of which over 75% was due to an acquisition of deposits in the second quarter of 1996. Short and medium term rates remained competitive compared to longer term rates contributing to a 4.9% growth in average interest-bearing checking accounts and almost no growth in certificates of deposits less than $100,000 during the first quarter of 1997. Savings deposits with limited transactions increased 16.2% during the first six months of 1997. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100,000 increased 7.4% in the first half of 1997.



CAPITAL



 	Average shareholders' equity remained strong totaling $56.2 million at June 30, 1997, an 8.0% increase from 1996 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.



		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of average Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of June 30, 1997, the Bank's total risk-based and core capital ratios were 19.5% and 18.7% respectively. The comparable ratios were 18.6% and 17.6% at year end, 1996. As of June 30, 1997, the Corporation's total risk-based and core capital ratios were 19.7% and 18.7% respectively. The comparable ratios were 18.7% and 17.7% at year end, 1996. At June 30, 1997, the Bank and the Corporation had a ratio of average core capital to average total assets of 10.6% and 10.7%, respectively, compared to 10.1% and 10.4% at December 31, 1996. Management believes, as of June 30, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. Most of the capital needs of the Bank have historically been financed through internal growth.



Material Changes in Results of Operations



 	Total interest income was 4.0% higher in the first half of 1997 than the first half of 1996. Interest and fees earned on loans increased 1.9% despite a four basis point decline in average yield that was influenced some by a large collection of non-accrual income in the first quarter of 1996. Interest earned on investment securities and other investments increased 10.1% in the first half of 1997 due entirely to increased volume as the average tax equivalent yield held steady at slightly over 6.5%.



	Total interest expense increased 5.5% in the first half of 1997 compared to the first half of 1996 due mostly to the increase in interest-bearing deposits, part of which can be attributed to an acquisition in the second quarter of 1996. However, the total cost of interest-bearing deposits remained steady all last year and the first half of this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability
Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at June 30, 1997 and 1996 was 4.9%.



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


	The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at June
30, 1997. Additions to the allowance during the first half of 1997 were 35% higher than the first half of 1996.



	There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first quarter of 1997. The carrying value of Other
Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real
Estate at June 30, 1997, and totaled $392 thousand which compares to $462 thousand at June 30, 1996.



	Noninterest income increased 12.7% during the first half of 1997 led by the increase in service charges from new and acquired customers. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's
Trust Department remained strong.



	Noninterest expenses, excluding the provision for possible loan losses, increased 8.1% in the first half of 1997. A new branch office, opened in the first quarter of 1997, technology communication expenses, and depreciation of leased equipment are the main increases.



	Net income increased 1.8% in the first half of 1997 compared to the first half of 1996. The increase in interest income was large enough to more than offset the volume related increase in interest expense. The remaining increase in interest income
coupled with the strong increase in noninterest income was
sufficient to cover the increase in noninterest expense.   The
increase in additions to the allowance for loan and lease losses was offset by the reduction in taxes. The current year tax reduction resulted from the sale of repossessed property in other real estate that had unrecognized tax benefits.



	In February, 1997, the Financial Accounting Standards board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods.
As the Corporation has only one class of stock and does not issue options, warrants, and convertible securities, there will be no impact on the calculation of earnings per share.



	The shareholders of the Corporation at the annual meeting held April 15, 1997, approved the recommendation to retain and use the certified public accounting firm, Kraft Bros.,Esstman, Patton & Harrell, PLLC, as auditors for the ensuing year.
SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 FIRST FARMERS AND MERCHANTS CORPORATION
                              (Registrant)



Date  August 13, 1997             		      /s/Waymon L. Hickman
                                     								Waymon L. Hickman,
                                     								Chairman of the Board
                           							          (Chief Executive Officer)



Date  August 13, 1997         		         /s/Patricia N. McClanahan
                                    								Patricia N. McClanahan,
                                         									Treasurer
                            							        (Principal Accounting Officer)