Form 10-Q
period 1997-09-30
FIRST FARMERS & MERCHANTS CORP
filed 1997-11-13
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D. C. 20549

                                         FORM 10-Q


                      Quarterly Report Pursuant to Section 13 or 15(d) of
                             the Securities Exchange Act of 1934

                          For the quarter ended September 30, 1997
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

Yes   X     No

	Indicate the number of shares outstanding of each of the
issuer's common stock, as of September 30, 1997.    1,400,000 shares


                   This filing contains   11   pages.

                     PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

  	The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended
   September 30, 1997, are as follows:

  	Consolidated balance sheets - September 30, 1997, and December
   31, 1996.

  	Consolidated statements of income - For the three months and nine months ended September 30, 1997, and September 30, 1996.

  	Consolidated statements of cash flows - For the nine months ended September 30, 1997, and September 30, 1996.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 and DECEMBER 31, 1996
 ASSETS 	                                 	1997         	 	1996
Cash and due from banks 	             $ 	27,086,486 	 $ 	27,916,507
Federal funds sold 	 	                    3,200,000 	 	      -
Securities
 Available for sale (amortized cost
  $54,951,301 and $55,898,299
  respectively) 	 	                      55,885,692 	 	  56,141,535
 Held to maturity (fair value
  $99,613,345 and $119,226,021
  respectively) 	 	                      98,121,552 	 	 118,541,750
      Total securities 	 	              154,007,244 	  	174,683,285
Loans, net of unearned income  	 	      328,264,524 	 	 303,732,044
 Allowance for possible loan losses  	 	 (2,947,392) 	  	(2,926,063)
      Net loans 	 	                     325,317,132 	 	 300,805,981
Bank premises and equipment, at cost
 less allowance for depreciation
 and amortization  	 	                    6,484,054 	 	   6,829,475
Other assets 	 	                         15,229,641 	 	  15,094,426

    TOTAL ASSETS 	                    $	531,324,557 	 $	525,329,674

LIABILITIES
 Deposits
  Noninterest-bearing 	               $ 	65,035,976 	 $ 	75,589,511
  Interest-bearing (including
   certificates of deposit over
   $100,000:  1997 - $39,174,729;
   1996 - $39,129,547) 		               401,115,636 	 	 384,983,050
      Total deposits 	 	                466,151,612 	 	 460,572,561
  Federal funds purchased 	 	                - 	 	        5,000,000
  Dividends payable 	 	                      - 	 	          714,000
  Accounts payable and accrued
   liabilities 	 	                        5,955,598 		    4,641,987

    TOTAL LIABILITIES 	 	               472,107,210 	 	 470,928,548

STOCKHOLDERS' EQUITY
 Common stock - $10 par value,
  authorized 4,000,000 shares;
  1,400,000 shares issued and
  outstanding 	 	                        14,000,000 		   14,000,000
 Retained earnings 	 	                   44,656,711 	 	  40,255,185
 Net unrealized loss on
  available-for-sale securities,
  net of tax 	 	                            560,636 	 	     145,941
    TOTAL STOCKHOLDERS' EQUITY 	 	       59,217,347 	   	54,401,126

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY 	         $	531,324,557 	 $	525,329,674

 	 	                                      UNAUDITED 	 	     (A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1996, has been taken from the audited financial statements at that date.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                                        THREE MONTHS ENDED 	 	         NINE MONTHS ENDED
                                          September 30, 	 	             September 30,
                                        1997      	 	  1996           1997  	 	      1996
INTEREST INCOME
 Interest and fees on loans 	       $	7,385,895 	  $	6,729,654 	  $21,348,749 	  $20,426,321

 Interest on investment securities
  Taxable interest 	 	                1,649,959 	 	  1,797,791 	 	  5,259,530 	 	  5,029,914
  Exempt from federal income tax 	 	    617,155 	 	    599,862 	   	1,850,731 	 	  1,750,955
  Dividends 	 	                          49,347 	 	     42,683 	 	    214,751 	 	    206,677

                                   	 	2,316,461 	   	2,440,336 	 	  7,325,012 	 	  6,987,546
 Other interest income 	 	               72,499 	 	     79,142 	 	    168,856 	 	    167,793

   TOTAL INTEREST INCOME 	 	          9,774,855 	 	  9,249,132    	28,842,617 	 	 27,581,660

INTEREST EXPENSE
 Interest on deposits 	 	             4,348,349 	 	  4,244,544 	  	12,873,417 	 	 12,329,898
 Interest on other short term
  borrowings 	 	                         13,366 	 	     15,780	 	      77,208 	 	     72,871

   TOTAL INTEREST EXPENSE 	 	         4,361,715 	 	  4,260,324 		  12,950,625 	 	 12,402,769

   NET INTEREST INCOME 	 	            5,413,140 	    4,988,808 		  15,891,992 	 	 15,178,891
 PROVISION FOR POSSIBLE LOAN LOSSES 	 	 550,000 	 	    200,000 		   1,290,000 	 	    750,000

   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES 	 	    4,863,140 		   4,788,808 	 	 14,601,992 	 	 14,428,891

NONINTEREST  INCOME
 Trust department income 	 	            372,711 	 	    343,492 	 	  1,093,218	 	   1,027,688
 Service fees on deposits accounts 	 	  948,604 	 	    874,502 		   2,792,060 	 	  2,439,084
 Other service fees 	 	                 225,312 	 	    198,620 	 	    590,132 		     552,585
 Other operating income 	 	              76,233 	 	     83,914 	 	    310,545 		     286,249
 Investment securities gains
  (losses) 	 	                             - 	 	          - 		         (1,137) 	 	      -

   TOTAL NONINTEREST INCOME 	 	       1,622,860 	 	  1,500,528	 	   4,784,818 	 	  4,305,606

NONINTEREST  EXPENSES
 Salaries and employee benefits 	 	   1,799,405 	 	  1,763,834 		   5,433,454 	 	  5,275,531
 Net occupancy expense 	 	              344,343 	 	    315,973 	 	    958,588 		     918,020
 Furniture and equipment expense 	 	    373,658 	 	    379,970 		   1,155,716 	 	  1,172,412
 Other operating expenses 	 	         1,493,614 	 	  1,376,099 		   4,426,048 	 	  3,837,101

   TOTAL NONINTEREST EXPENSES 	 	     4,011,020 		   3,835,876 	 	 11,973,806 	 	 11,203,064

     INCOME BEFORE PROVISION FOR
       INCOME TAXES 	 	               2,474,980 	 	  2,453,460	 	   7,413,004 	 	  7,531,433

PROVISION FOR INCOME TAXES 	 	          917,613 	 	    694,636 	 	  2,269,478 		   2,248,614

        NET INCOME  	               $	1,557,367 	  $	1,758,824 	  $	5,143,526 	  $	5,282,819

EARNINGS PER COMMON SHARE
 (1,400,000 outstanding shares) 	   $ 	    1.11 	  $ 	    1.26 	  $ 	    3.67	   $ 	    3.77



                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS  ENDED SEPTEMBER 30, 1997 and 1996
                                      (Unaudited)

                                      	 	                  1997  	 	     1996
OPERATING ACTIVITIES

 Net income 	                                          $	5,143,526   	$	5,282,819
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Excess (deficiency) of provision for possible
    loan losses over net charge offs 	 	                    21,329 	   	  187,355
   Provision for depreciation and amortization of
    premises and equipment 	 	                             488,871   	 	  499,427
   Provision for depreciation of leased equipment 	 	      625,800	   	   260,750
   Amortization of deposit base intangibles 	 	            146,438 		     163,469
   Amortization of investment security premiums,
    net of accretion of discounts 	 	                      372,251   	 	  427,968
   Donation of premises to municipalities 	 	                 - 	 	        88,500
   Increase in cash surrender value of life insurance
    contracts 	 	                                         (108,348)   	 	 (75,382)
   Deferred income taxes 	 	                               244,284 	 	   (118,511)
   (Increase) decrease in
    Interest receivable 	 	                               (467,532) 	   	(496,159)
    Other assets 	 	                                      (467,321) 	 	   302,963
   Increase (decrease) in
    Interest payable 	 	                                   236,915   	 	 (317,103)
    Other liabilities 	 	                                  997,126 	   	  638,139

      TOTAL ADJUSTMENTS 	 	                              2,089,813   	 	1,561,416

       NET CASH PROVIDED BY OPERATING ACTIVITIES 	      	7,233,339   	 	6,844,235

INVESTING ACTIVITIES

 Proceeds from maturities, calls, and sales of
  available-for-sale securities 	 	                      8,174,197   	 	3,018,058
 Proceeds from maturities and calls of
  held-to-maturity securities 	 	                       25,498,811    	34,169,000
 Purchases of investment securities
  Available-for-sale 	 	                                (4,157,187)	  (42,072,588)
  Held-to-maturity 	 	                                  (8,520,875)  	(28,151,942)
 Net (increase) decrease  in loans 	 	                 (24,532,480) 		 (3,050,024)
 Purchases of premises and equipment 	 	                  (143,450)   	 	(833,389)
 Purchases of deposit base intangibles 	 	                    - 	 	    (1,124,258)
 Purchase of leased equipment 	 	                             - 	 	    (2,346,750)
 Purchase of single premium life insurance contracts 	   	(385,000) 	 	      -

      NET CASH USED BY INVESTING ACTIVITIES 	          	(4,065,984) 	 (40,391,893)

FINANCING ACTIVITIES

 Net increase in noninterest-bearing and
  interest-bearing deposits 	 	                          5,579,051 	 	 27,303,826
 Assumption of deposit liabilities  	 	                       - 	 	    19,863,923
 Net increase (decrease) in short term borrowings 		    (4,920,428)	 	(11,353,000)
 Cash dividends 	 	                                     (1,456,000) 	 	(1,288,000)

      NET CASH PROVIDED BY FINANCING ACTIVITIES 		        (797,377) 	 	34,526,749

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	 	2,369,978 	 	    979,091

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 	 	    27,916,507 	  	31,281,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	           $30,286,485 	  $32,260,797

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

       Item 2.   Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

	Average earning assets increased 4.9% in the first nine months of 1997 compared to a 7.1% increase in the first nine months of 1996. As a financial institution, the Bank's primary earning asset is loans. At September 30, 1997, average net loans had grown 6.9% and represented 65% of average earning assets.
Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year and this year. Management believes this growth is indicative of the strengthening of its presence in the four county area in middle Tennessee that it serves. Average investments represented 35% of average earning assets at September 30, 1997, an increase of 1% in the first nine months of 1997. Average total assets were $527 million at the end of the first nine months of 1997 compared to $497 million at the end of the first nine months of 1996. Period-end assets were $531.3 million compared to $525.3 million at December 31, 1996.
The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period.
The following sections analyze the average balance sheet and the major components of the period-end balance sheet.


SECURITIES

	Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At September 30, 1997, the Corporation's investment securities portfolio had $55.9 million available-for-sale securities and $98.1 million held-to-maturity securities. This compares to $56.1 and available-for-sale securities and $118.5 million held-to-maturity securities at December 31, 1996.


LOANS

	The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $20.1 million or 6.9% in the first nine months of 1997 compared to a $12.2 million or 4.4% increase in the first nine months of 1996. This growth reflects the consistent loan demand in the service area. Commercial loans showed strong growth posting over 7% growth, personal loans declined slightly, but loans secured by real estate posted a 9% growth for the first nine months of 1997. An asset/liability strategic decision to keep higher quality bank customer loans secured by residential real estate in the portfolio rather than sell them in the secondary market contributed to the increase in this type of loans.

	The Corporation's subsidiary loan review function reviews lines of credit over $50,000. After this review during the first nine months of 1997, loans totaling $3.7 million, 1.1% of the portfolio, were classified as other assets especially mentioned at September 30, 1997, which is down from the $4.6 million so classified at June 30, 1997, but up from $3.4 million at December 31, 1996. Loans totaling $7.4 million, 2.3% of the portfolio, were classified as substandard at September 30, 1997, compared to $4.3 million and $8.2 million so classified at June
30, 1997, and December 31, 1996.  Loans totaling $1.6 million,
 .5% of the portfolio, were classified as doubtful at September
30, 1997, compared to $1.7 million and $1.4 million at June 30, 1997, and December 31, 1996. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $6.9 million, 2.1% of the total portfolio, were identified as impaired at the end of the first nine months of 1997 compared to $5.5 million and $5.1 million at June 30, 1997, and December 31, 1996 respectively.


DEPOSITS

	The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its sixteen domestic offices, the newest of which opened during the first week of 1997. The bank's average deposits grew during the first nine months of 1997 reflecting a 4.4% growth compared to a 7.3% growth in the first nine months of 1996, of which over 67% was due to an acquisition of deposits in the second quarter of 1996. Short and medium term rates remained competitive compared to longer term rates contributing to a 5.3% growth in average interest-bearing transaction accounts and almost no growth in certificates of deposits less than $100,000 during the first three quarters of 1997. Savings deposits with limited transactions increased 15.7% during the first nine months of 1997. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100,000 increased 8.3% in the first nine months of 1997.


CAPITAL

 	Average shareholders' equity remained strong totaling $57.0 million at September 30, 1997, a 9.6% increase from 1996 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the

Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of average Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated
subsidiaries and certain classes of preferred stock are
considered Tier 1 ("core") capital.  Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for
Possible Loan Losses.  The minimum standard for a "well
capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%.  As of September 30, 1997, the
Bank's total risk-based and core capital ratios were 19.3% and
18.4% respectively.  The comparable ratios were 18.6% and 17.6%
at year end, 1996.   As of September 30, 1997, the Corporation's
total risk-based and core capital ratios were 19.5% and 18.6% respectively. The comparable ratios were 18.7% and 17.7% at year end, 1996. At September 30, 1997, the Bank and the
Corporation had a ratio of average core capital to average total assets of 10.5% and 10.5%, respectively, compared to 10.1% and 10.4% at December 31, 1996. Management believes, as of
September 30, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The
Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. Most of the capital needs of the Bank have historically been financed through internal growth.


Material Changes in Results of Operations

 	Total interest income was 4.6% higher in the first nine months of 1997 than the first nine months of 1996. Interest and fees earned on loans increased 4.5% despite a fourteen basis point shortfall in average yield compared to budget. Interest earned on investment securities and other investments increased 4.7% in during the first nine months of 1997 but is less than budget due almost entirely to the use of maturing securities to fund the increased loan volume.

	Total interest expense increased 4.4% in the first nine months of 1997 compared to the first nine months of 1996, but is under budget due mostly to the lower cost of interest-bearing deposits than was predicted. The total cost of interest-bearing deposits has remained steady all last year and this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at September 30, 1997 and 1996 was 4.6% and 4.8%, respectively .

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

	The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at September 30, 1997. Additions to the allowance during the first nine months of 1997 were higher than the first nine months of 1996 due almost entirely to a consumer loan underwriting problem that has been corrected.

	There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three quarters of 1997. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real
Estate at September 30, 1997, and totaled $497 thousand which compares to $462 thousand at September 30, 1996.

	Noninterest income increased 11.1% during the first nine months of 1997 led by the over 14% increase in service fees from new and acquired customers. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong, increasing 6.8%.

	Noninterest expenses, excluding the provision for possible loan losses, increased 6.9% in the first nine months of 1997. A new branch office, opened in the first quarter of 1997, technology communication expenses, and depreciation of leased equipment are the main increases.

	Net income is 2.6% less for the first nine months of 1997 compared to the first nine months of 1996. The increase in interest income was large enough to more than offset the increase in interest expense.  The remaining increase in
interest income coupled with the strong increase in noninterest income was sufficient to cover the increase in noninterest
expense.   The increase in additions to the allowance for loan
and lease losses was offset by the reduction in taxes. The current year tax reduction resulted from the sale of repossessed property in other real estate that had unrecognized tax benefits.

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



                    FIRST FARMERS AND MERCHANTS CORPORATION
                                  (Registrant)




Date  November 13, 1997        		        /s/ Waymon L. Hickman
                                     								Waymon L. Hickman,
                                   								Chairman of the Board
                        							          (Chief Executive Officer)


Date  November 13, 1997       		        /s/ Patricia N. McClanahan
                                    								Patricia N. McClanahan,
                                         									Treasurer
                          							        (Principal Accounting Officer)