Form 10-Q/A
period 1996-09-30
FIRST FARMERS & MERCHANTS CORP
filed 1997-11-14
CIK 703329

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


SECURITIES

	Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At September 30, 1997, the Corporation's investment securities portfolio had $55.9 million available-for-sale securities and $98.1 million held-to-maturity securities. This compares to $56.1 available-for-sale securities and $118.5 million held-to-maturity securities at December 31, 1996.


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


Material Changes in Results of Operations

 	Total interest income was 4.6% higher in the first nine months of 1997 than the first nine months of 1996. Interest and fees earned on loans increased 4.5% despite a fourteen basis point shortfall in average yield compared to budget. Interest earned on investment securities and other investments increased 4.7% during the first nine months of 1997 but is less than budget due almost entirely to the use of maturing securities to fund the increased loan volume.

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

	Net income is 2.6% less for the first nine months of 1997 compared to the first nine months of 1996. The increase in interest income was large enough to more than offset the increase in interest expense. The remaining increase in interest income coupled with the strong increase in noninterest income was sufficient to cover the increase in noninterest expense and some of the increase in additions to the allowance for loan and lease losses.

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