Form 10-K
period 1997-12-31
FIRST FARMERS & MERCHANTS CORP
filed 1998-03-30
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                                FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1997
                       Commission file number 0-10972

                 First Farmers and Merchants Corporation
        (Exact name of registrant as specified in its charter)

    Tennessee                                            62-1148660
(State or other jurisdiction of incorporation or   (I.R.S. Employer
 organization)                                      Idenfication No.)

                           816 South Garden Street
Columbia, Tennessee                                38402 - 1148
(Address of principal executive offices)           	(Zip Code)

                               (931) 388-3145
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class			       Name of each exchange on which registered
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

   The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 6, 1998, was none.


                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

  	Indicate the number of shares outstanding of each of the
issuer's common stock, as of  March 1, 1997.   1,400,000  shares



This filing contains   62    pages.

                 DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for 1997 Annual Stockholders Meeting of
    April 21, 1998. -- Parts I and III


(2)	Annual Report to Stockholders for Year Ended December 31,
    1997. -- Parts I and II




                                                  									KRAFTCPAS
                                       									Kraft Bros., Esstman
                                     									Patton & Harrell, PLLC
                                  									Certified Public Accounts
                                   									Member BKR International


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee



We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

              			/s/ Kraft Bros., Esstman, Patton, & Harrell, PLLC



Nashville, Tennessee
February 6, 1998


                                                 1200 Parkway Towers
                                         404 James Robertson Parkway
                                           Nashville, TN  37219-1598
                                     (615) 242-7351  * FAX  256-1952
                                         Also in Columbia, Tennessee

                         FIRST FARMERS AND MERCHANTS CORPORATION
                                 COLUMBIA, TENNESSEE



Report of Management

Financial Statements

The accompanying consolidated financial statements and the related notes thereto have been prepared by the management of First Farmers and Merchants Corporation (the "Corporation") including the Corporation's only subsidiary, First Farmers and Merchants National Bank, in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates by management. Management's Discussion and Analysis appearing elsewhere in this Annual Report is consistent with the contents of the financial statements.

Kraft Bros., Esstman, Patton and Harrell, PLLC, the Corporation's independent auditors, have audited the accompanying consolidated financial statements, and their report thereon is presented herein. Such report represents that the Corporation's consolidated financial statements, provided in this Annual Report, present fairly, in all material respects, its financial position and results of operation in conformity with generally accepted accounting principles.


Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Corporation. The Audit Committee of the Board of Directors is responsible for ascertaining that the accounting policies employed by management are reasonable and that internal control systems are adequate. The Internal Audit Department conducts audits and reviews of the Corporation's operations and reports directly to the Audit Committee of the Board of Directors.

There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the possible circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission Based on this assessment, management believes that, as of December 31, 1997, the Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.





	/s/  Waymon L. Hickman            /s/ Patricia N. McClanahan
      Waymon L. Hickman	               Patricia N. McClanahan
	Chairman of the Board and	         Senior Vice President and
  Chief Executive Officer					       Chief Financial Officer


Columbia, Tennessee
February 6, 1998

                                                           KRAFTCPAs
                                                Kraft Bros., Esstman
                                              Patton & Harrell, PLLC
                                           Certified Public Accounts
                                            Member BKR International


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee

We have examined management's assertion, included in the accompanying Report of Management-Internal Control System Over Financial Reporting, that as of December 31, 1997, First Farmers and Merchants Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control structure over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion referred to above is fairly stated, in all material respects, based on the criteria described in Internal Control --Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Kraft Bros., Esstman, Patton & Harrell, PLLC


Nashville, Tennessee
February 6, 1998


                                     610 N. Garden Street, Suite 200
                                            Columbia, TN  38401-3250
                                       (615)388-3711  * FAX 242-4152
                                        Also in Nashville, Tennessee

PART I



Item 1.  Business.

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated
Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing.




              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996
ASSETS			                                                1997		          1996

Cash and due from banks		                          $  	29,873,333	 $  	27,916,507
Federal funds sold			                                  12,800,000	          -
Securities
 Available for sale (amortized cost $48,921,020
  and $55,898,299 respectively)			                     49,521,330		    56,141,535
 Held to maturity (fair value $98,371,056 and
  $119,226,021 respectively)			                        96,265,967		   118,541,750
      Total securities - Note 2			                    145,787,297		   174,683,285
Loans, net of unearned income - Note 3			             331,360,183		   303,732,044
 Allowance for possible loan losses - Note 4			        (2,943,000)		   (2,926,063)
         Net loans		                                 	328,417,183		   300,805,981
Bank premises and equipment, at cost less
 allowance for depreciation - Note 5			                 6,413,365		     6,829,475
Other assets			                                        14,030,993		    15,094,426
         TOTAL ASSETS		                             $	537,322,171	  $	525,329,674
LIABILITIES
Deposits
 Noninterest-bearing		                              $ 	80,204,767	  $ 	75,589,511
 Interest-bearing (including certificates of
  deposit over $100,000:
   1997 - $39,327,957; 1996 - $39,129,547)			         390,077,040		   384,983,050
         Total deposits			                            470,281,807		   460,572,561
Federal funds purchased			                                 -		          5,000,000
Dividends payable			                                      784,000		       714,000
Other short term liabilities			                           602,100		       522,928
Accounts payable and accrued liabilities			             5,510,940		     4,119,059
         TOTAL LIABILITIES			                         477,178,847		   470,928,548
COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued and
 outstanding			                                        14,000,000		    14,000,000
Retained earnings - Note 6			                          45,783,137		    40,255,185
Net unrealized gain on available-for-sale
 securities, net of tax			                                360,187		       145,941
         TOTAL STOCKHOLDERS' EQUITY			                 60,143,324		    54,401,126
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY		                                  $	537,322,171	  $	525,329,674


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                                                               		   	 	Net Unrealized
                                                               					   Gain (Loss) On
                                             		Common	    	Retained  		Available-for-sale
                                              		Stock  		  Earnings		     Securities		         Total
BALANCE AT JANUARY 1, 1995	                $	14,000,000	$	29,876,683	    $	(48,557)	       $	43,828,126
Net income for the year		                        -		       6,115,706		        -		             6,115,706
Cash dividends declared, $.88 per share		        -		      (1,232,000)		       -		            (1,232,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          284,643		           284,643

BALANCE AT DECEMBER 31, 1995		               14,000,000		 34,760,389		      236,086		        48,996,475
Net income for the year		                        -		       6,866,796		        -		             6,866,796
Cash dividends declared, $.98 per share		        -		      (1,372,000)		       -		            (1,372,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          (90,145)		          (90,145)

BALANCE AT DECEMBER 31, 1996		              14,000,000		  40,255,185		      145,941		        54,401,126
Net income for the year		                        -		       7,053,952		        -		             7,053,952
Cash dividends declared, $1.09 per share		       -		      (1,526,000)		       -		            (1,526,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          214,246		           214,246

BALANCE AT DECEMBER 31, 1997	              $	14,000,000	$	45,783,137	     $	360,187	       $	60,143,324


The accompanying notes are an integral part of the consolidated financial statements.


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                           		1997	       	1996       		1995
INTEREST INCOME
 Interest and fees on loans	             $	28,841,420	$	27,343,817	$	25,857,982
 Income on investment securities
  Taxable interest		                        6,802,934		  6,892,118		  6,179,492
  Exempt from federal income tax		          2,488,475		  2,366,764		  2,156,813
  Dividends		                                 260,759		    256,951		    177,790
                                          		9,552,168		  9,515,833		  8,514,095
 Other interest income		                      253,497		    223,019		    121,492
       TOTAL INTEREST INCOME		             38,647,085		 37,082,669		 34,493,569
INTEREST EXPENSE
 Interest on deposits		                    17,218,537	  16,617,525	  15,247,875
 Interest on other short term borrowings		     85,853		     94,232		    174,370
       TOTAL INTEREST EXPENSE		            17,304,390	  16,711,757		 15,422,245
         NET INTEREST INCOME		             21,342,695		 20,370,912		 19,071,324
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4		                                 1,940,000		  1,300,000		    670,000
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES		        19,402,695	  19,070,912		 18,401,324
NONINTEREST INCOME
 Trust department income		                  1,470,568		  1,323,525		  1,251,642
 Service fees on deposit
  accounts		                                3,744,381		  3,373,805		  2,697,332
 Other service fees, commissions, and
  fees	                                      	845,072		    745,523		    300,407
 Other operating income		                     394,322		    363,430		    322,634
 Securities gains (losses)		                  487,972		       -		         1,182
      TOTAL NONINTEREST INCOME		            6,942,315		  5,806,283		  4,573,197
NONINTEREST EXPENSES
 Salaries and employee benefits		           7,319,460		  7,030,588	   6,620,827
 Net occupancy expense		                    1,316,588		  1,211,067		  1,279,434
 Furniture and equipment expense		          1,500,486		  1,580,753		  1,382,769
 Deposit insurance		                           57,004		      6,549		    499,709
 Other operating expenses		                 5,869,844		  5,292,103		  4,557,307
       TOTAL NONINTEREST EXPENSES		        16,063,382		 15,121,060		 14,340,046
         INCOME BEFORE PROVISION FOR
          INCOME TAXES		                   10,281,628		  9,756,135		  8,634,475
PROVISION FOR INCOME TAXES - Note 8	       	3,227,676		  2,889,339		  2,518,769
             NET INCOME            	     $ 	7,053,952	$ 	6,866,796	$ 	6,115,706

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares)	         $	      5.04	$	      4.90	$	      4.37

The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                               		         1997		        1996         1995
OPERATING ACTIVITIES
 Net income	                         $ 	7,053,952	 $ 	6,866,796	 $ 	6,115,706
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
 Excess of provision for possible
  loan losses	over net charge offs         16,937		     247,677		     336,096
 Provision for depreciation and
  amortization of premises and
  equipment		                             651,619		     685,005		     645,816
 Provision for depreciation of
  leased equipment		                      834,400		     521,500		       -
 Amortization of deposit base
  intangibles		                           182,613		     224,212		    168,020
 Amortization of investment
  security premiums, net of
  accretion of discounts		                470,853		     553,355		    641,104
 Increase in cash surrender value
  of life insurance contracts		          (163,412)		   (111,685)		   (65,936)
 Deferred income taxes		                  254,057		    (161,999)		  (233,403)
  (Increase) decrease in Interest
  receivable		                            182,632		    (125,119)		  (255,109)
  Other assets		                           15,313		     307,844		    912,162
 Increase (decrease) in
  Interest payable		                      254,687		    (494,950)		   577,137
  Other liabilities		                   1,137,196		     (61,704)		   458,939

       TOTAL ADJUSTMENTS	              	3,836,895		   1,584,136		  3,184,826

       NET CASH PROVIDED BY
        OPERATING ACTIVITIES		         10,890,847	   	8,450,932		  9,300,532

INVESTING ACTIVITIES
 Proceeds from maturities, calls,
  and sales of available-for-sale
  securities		                        11,008,435		    3,020,054		  7,306,453
 Proceeds from maturities and calls
  of held-to-maturity securities		    32,386,811		   56,112,000		 18,848,992
 Purchases of investment securities
  Available-for-sale                  (4,157,188)		 (48,222,295)		(3,168,200)
  Held-to-maturity		                 (10,455,849)		 (47,364,954)		(6,459,372)
 Net increase in loans		             (27,628,139)		 (11,801,733) (29,236,191)
 Purchases of premises and
  equipment		                           (235,509)		  (1,116,543)		  (850,672)
 Purchase of equipment leased        		    -		       (2,607,500)		     -
 Purchase of deposit base
  intangibles		                            -		       (1,124,258)		     -
 Purchase of single premium life
  insurance contract		                  (385,000)		    (785,330)		     -

       NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES		        533,561		  (53,890,559)		(13,558,990)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits      		9,709,246		   29,930,577		   5,625,638
 Assumption of deposit liabilities
  - Note 12		                              -		       19,863,923		       -
 Net increase (decrease) in short
  term borrowings		                   (4,920,828)		  (6,432,072)		  4,355,000
 Cash dividends		                     (1,456,000)		  (1,288,000)		 (1,176,000)

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES		         3,332,418		   42,074,428		   8,804,638

       INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS		        14,756,826		   (3,365,199)	  	4,546,180

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		                  27,916,507		   31,281,706		  26,735,526

CASH AND CASH EQUIVALENTS AT END
 OF YEAR	                           $	42,673,333	  $	27,916,507	 $	31,281,706


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

		As of December 31, 1997, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fifteen (15) branches:
High Street Branch, Northside Branch, Shady Brook Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill Branch in Spring
Hill; Lawrenceburg Branch and Crockett Branch in Lawrenceburg; Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks.   At December 31, 1997, approximately $8.9
million was required to be maintained at the Federal Reserve
Bank.


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

  		Debt and equity securities that are bought and held principally for the purpose of selling them in

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Securities (Continued)

  the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.


  Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

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


		Interest on loans is accrued daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in nonaccrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.


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

  The Bank's recorded value for other real estate was approximately $410 thousand at December 31, 1997, and $450 thousand at December 31, 1996.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established through provisions for loan losses charged against income. Loan quality is monitored by Loan Review and

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Allowance for Possible Loan Losses (Continued)

the Credit Administrator. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance account in the period such determination is made. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses.


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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1997 - $182,613; 1996 - $224,212;  and  1995 - $168,020.

Earnings Per Share

	The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share". which supersedes APB Opinion No.
15. This statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share will not change. Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		Securities with an amortized cost of $116,315,234 and $103,540,673 at December 31, 1997 and 1996, respectively (fair value: 1997 - $117,969,544; 1996 - $104,061,311), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1997, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

			                                Amortized		       Gross		Unrealized		       Fair
                                  			Cost		        Gain		           Loss		       Value
	December 31, 1997
	Available-for-sale securities
	    U.S. Treasury	              $ 	22,337,240	   $  	233,853	   $	 14,893	   $	 22,556,200
	    U.S. Government agencies		     23,834,686		       53,172		     92,413		     23,795,445
     Other securities		              2,749,094		      422,591	     	 2,000		      3,169,685

		                               $	 48,921,020	   $	  709,616	   $	109,306	   $ 	49,521,330
	Held-to-maturity securities
	    U.S. Treasury	              $ 	10,432,892	   $	  209,508	   $	   -	      $	 10,642,400
	    U.S. Government agencies		     36,552,480		      657,930		      2,048		     37,208,362
	    States and political
       subdivisions		               48,465,174		    1,218,108		     12,144		     49,671,138
	    Other securities		                815,421		       33,735		       -		           849,156

                              		$  	96,265,967	   $ 2,119,281	   $  14,192	   $  98,371,056

	December 31, 1996

	Available-for-sale securities
	    U.S. Treasury	             $  	26,412,520	   $  	162,913	   $ 	63,634	   $  	26,511,799
	    U.S. Government agencies		     26,850,441		       45,866		    318,203	 	     26,578,104
	    Other securities		              2,635,338		      565,044		    148,750		       3,051,632

                              		$  	55,898,299	   $  	773,823	   $ 530,587	   $  	56,141,535
	Held-to-maturity securities
	    U.S. Treasury	             $  	30,504,935	   $ 	 106,345	   $	 22,080	   $  	30,589,200
	    U.S. Government agencies		     39,679,582		      245,034		     87,434		      39,837,182
	    States and political
      subdivisions		                47,538,074		      700,948		    283,420		      47,955,602
	    Other securities		                819,159		       24,878		       -		            844,037

		                              $	 118,541,750	   $	1,077,205	   $	392,934	   $	 119,226,021

<F1>
Table I - Amortized Cost and Fair Value of Investment Securities.


               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES (Continued)

		At December 31, 1997, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.


		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1997, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of available-for-sale securities were $11,008,435, $3,020,054, and $7,306,453 during 1997, 1996, and 1995, respectively. Proceeds from the maturity or call of held-to-maturity securities were $32,386,811, $56,112,000, and $18,848,992 during 1997, 1996, and
1995, respectively. Gross gains of $489,697 and gross losses of $1,725 were realized on dispositions in 1997. There were no realized gains or losses in 1996. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995.

                                  		Amortized		          Fair		        Yield
                                     		Cost	            	Value		    (Unaudited)
Available-for-sale securities
U.S. Treasury
   Within one year	                $ 	8,051,787	       $ 	8,049,800		   5.5%
   After one but within five years		 14,285,453		        14,506,400		   6.2%
U.S. Government agencies
   Within one year		                  3,994,953		         3,999,700		   6.1%
   After one but within five years		 19,585,333		        19,541,020		   5.8%
   After ten years		                    254,400		           254,725		   6.1%
Other securities		                    2,749,094		         3,169,685		   9.0%

                                  	$	48,921,020	       $	49,521,330
Held-to-maturity securities
U.S. Treasury
   After one but within five years $	10,432,892	       $	10,642,400		   6.4%
U.S. Government agencies
   Within one year		                  2,999,150		         2,997,100		   5.4%
   After one but within five years   18,669,684		        19,008,962		   6.6%
   After five but within ten years		 14,883,646		        15,202,300		   6.5%
States and political subdivisions
   Within one year		                  3,239,829		         3,286,218		   9.3%
   After one but within five years		 13,595,854		        13,865,175		   7.7%
   After five but within ten years		 18,510,918		        18,983,557		   7.4%
   After ten years		                 13,118,573		        13,536,188		   7.8%
Other securities
   After one but within five years		    315,421		           323,206		   8.0%
   After five but within ten years		    500,000		           525,950		   7.3%

                                  	$	96,265,967	       $	98,371,056

<F2>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

    		                                           1997		          1996

Commercial, financial and agricultural	   $  	60,592,529	 $ 	54,565,335
Tax exempt municipal loans		                     768,125		      605,933
Real estate
   Construction		                              5,861,866		    8,751,021
   Commercial mortgages		                     52,968,199		   46,114,930
   Residential mortgages		                   146,768,418		  125,854,753
   Other                                     		5,869,654		    7,115,749
Consumer loans		                              58,879,231		   60,993,583

                                           		331,708,022	  	304,001,304
Less:
   Net unamortized loan origination fees		      (347,839)		    (269,260)
   Allowance for possible loan losses		       (2,943,000)		  (2,926,063)

	                                         $	328,417,183   $	300,805,981

<F3>
Table III - Loans Outstanding  by Category at December 31, 1997
and 1996

                                  (In Thousands of Dollars)
                                  		Within		     One to		       After
                                 		One Year		   Five Years		  Five Years		   Total
Fixed rate loans	                $ 	78,350	     $ 	47,052	     $ 	40,499	   $	165,901
Variable rate loans		               93,752		       30,484		       41,571		    165,807

                                	$	172,102	      $	77,536	      $	82,070	   $	331,708

<F4>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1997


		Loans having recorded investments of $2,954,000 at December 31, 1997, have been identified as impaired. The total allowance for possible loan losses related to these loans was $1,146,000.
Interest received on these loans during 1997 was $479,698.
Impaired loans had recorded investments of approximately
$5,136,000 at December 31, 1996.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1997 and 1996, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1997 or 1996.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

                                   		Balance at
                                   		Beginning 				              Amount		  Balance at
                                   		 of Year		     Additions		 Collected		End of Year

            1997
Aggregate of certain party loans	   $	8,222,262	  $	12,488,090	 $	8,276,031	 $	12,434,321

            1996
Aggregate of certain party loans	   $	7,706,004	  $	 8,454,247  $	7,937,989	 $	 8,222,262

<F5>
Table V - Analysis of Activity in Certain Party Loans


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          		1997		        1996		        1995
Balance at beginning of year	           $	2,926,063	  $	2,678,386  	$	2,342,290
Provision charged to operating expenses 		1,940,000		   1,300,000		     670,000
Loan losses:
  Loans charged off                    		(2,064,138)		 (1,388,422)		   (555,957)
  Recoveries on loans previously
   charged off                            		141,075		     336,099		     222,053

Balance at end of year	                 $	2,943,000	  $	2,926,063	  $	2,678,386

<F6>
Table VI - Changes in the Allowance for Possible Loan Losses

		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1997.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.


NOTE 5 - BANK PREMISES AND EQUIPMENT

                                            		1997		         1996
Land	                                     $	1,348,288	   $	1,348,288
Premises		                                  7,027,521		    7,013,942
Furniture and equipment		                   3,857,459		    4,068,373
Leasehold improvements		                    1,209,113		    1,149,732
                                         		13,442,381		   13,580,335
Less allowance for depreciation and
 amortization		                            (7,029,016)		  (6,750,860)
                                        	 $	6,413,365	   $	6,829,475

<F7>
Table VII - Premises and Equipment at December 31, 1997 and 1996

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

		Annual provisions for depreciation and amortization of bank premises and equipment total $651,619 for 1997, $685,005 for 1996, and $645,816 for 1995. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $2,670,000 at December 31, 1997.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1997, additional dividends of approximately $15,900,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

                        			1998	       $   513,083
                        			1999		          121,128
                        			2000		          124,128
                        			2001		          124,128
                        			2002		           86,328
                  			Thereafter           		94,200

	Total future minimum lease payments			$	1,062,995

<F8>
Table VIII - Future Minimum Lease Commitments

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

  		                                      1997	        1996		       1995
Current:
   Federal                           	$	2,416,401	 $	2,422,550	 $	2,166,566
   State		                                557,218		    628,788		    585,606

     Total current                    		2,973,619		  3,051,338		  2,752,172

Deferred:
   Federal	     	                         215,949		   (137,700)		  (198,393)
   State                                 		38,108		    (24,299)		   (35,010)

     Total deferred		                     254,057		   (161,999)		  (233,403)

     Total provision for income taxes	$	3,227,676	 $	2,889,339	 $	2,518,769

<F8>
Table IX - Provisions for Income Taxes

		                                        1997		        1996		        1995
Allowance for possible loan losses	  $	  776,888   $  	914,386	  $   815,315
Write-down of other real estate		           -          177,120       177,120
Deferred compensation		                  403,857       336,255	      256,139
Deferred loan fees		                      19,823        26,863        44,051
  Deferred tax asset	                  1,200,568     1,454,624     1,292,625

Unrealized gain on AFS securities		     (240,124)		    (97,294)		   (157,392)

  Deferred tax liability              		(240,124)		   ( 97,294)		   (157,392)

    Net deferred tax asset	          $  	960,444   $	1,357,330	  $	1,135,233

<F10>
Table X - Deferred Tax Effects of Principal Temporary Differences

		                                        1997		        1996		        1995
Tax expense at statutory rate	        $	3,495,754	  $	3,317,086	  $	2,935,722
Increase (decrease) in taxes
  resulting from:
    Tax-exempt interest		                (896,112)		   (859,383)		   (783,011)
    Nondeductible interest expense		      106,329		     101,534		      89,491
    Employee benefits		                   (55,560) 		   (34,685)		    (22,418)
    Other nondeductible expenses
      (nontaxable income) - net		          11,146	 	     13,515	 	     (5,695)
    State income taxes, net of
      federal	tax benefit               		392,915		     398,963	 	    363,393
    Dividend income exclusion		           (33,239)	 	   (34,855)	 	   (18,324)
    Other		                                55,891	 	    (12,836)		    (40,388)
Total provision for income taxes	     $	3,227,676	  $	2,889,339	  $	2,518,769
Effective tax rate		                         31.4%		       29.6%		       29.2%

<F11>
Table XI - Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal
           Statutory Rate (34% Each Year)

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1997, 1996, and 1995 amounted to $2,927,000, $3,140,000 and $2,756,442, respectively.

A net deferred tax asset was included in other assets in the accompanying consolidated balance sheets.


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

		The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 1997, were $21,735,000 and $1,977,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		 Interest paid on deposits and other borrowings during 1997, 1996, and 1995 amounted to $17,049,703, $17,206,708, and
$14,845,107, respectively.


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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1997 and 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of September 30, 1997, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                     		  							                     TO BE	WELL
                                          									                               CAPITALIZED	UNDER
                               			                 		          FOR CAPITAL		           PROMPT	CORRECTIVE
                                         ACTUAL				         ADEQUACY PURPOSES		        ACTION PROVISIONS
As of December 31, 1997	            Amount	 	  Ratio	     Amount	  	Ratio > or=		    Amount		  Ratio > or =

Total Capital (to Risk Weighted
 Assets) Consolidated	             61,732,093		19.68%		  25,098,756		   8.00%		     31,373,445		10.00%
         Bank	                     61,153,956		19.54%		  25,040,651		   8.00%		     31,300,813		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             58,789,093		18.74%		  12,549,378		   4.00%		     18,824,067		 6.00%
         Bank	                     58,210,956		18.60%		  12,520,325		   4.00%		     18,780,488		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             56,515,935		10.73%		  21,073,801		   4.00%		     26,342,251		 5.00%
         Bank	                     55,946,149		10.63%		  21,047,205		   4.00%		     26,309,006		 5.00%

As of December 31, 1996
Total Capital (to Risk Weighted
 Assets) Consolidated             	56,004,592		18.69%		  23,972,003		   8.00%		     29,965,004		10.00%
         Bank	                     55,472,014		18.55%		  23,923,241   		8.00%		     29,904,051		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             53,078,528		17.71%		  11,988,374		   4.00%		     17,982,562		 6.00%
         Bank	                     52,545,950		17.57%		  11,962,652		   4.00%		     17,943,978		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             52,066,624		10.36%		  20,102,944		   4.00%		     25,128,680		 5.00%
         Bank	                     50,574,336		10.07%		  20,089,111		   4.00%		     25,111,388		 5.00%

<F12>
Table XII - Capital Amounts and Capital Adequacy Ratios

NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a nonprofit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $684,227, $661,307 and $633,459, in 1997, 1996, and
1995, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1997 - $645,985; 1996 - $620,657) purchased in 1993 to fund the plan and the related liability (1997 - $501,255; 1996 - $513,792) were included in other assets and other liabilities, respectively.  Net noncash income recognized on these policies of $25,328 in 1997 and $26,436 in 1996 is
included in the above asset values.   Net noncash income was
$14,133 in 1995. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $42,463 in 1997, $64,024 in 1996, and $106,066 in 1995.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense, net of benefits paid out in 1997 and accruals, of $173,841 for 1997, $172,871 for 1996, and
$176,727 for 1995 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $385,000, were purchased in 1997 for new participants. Net noncash income recognized on these policies of $103,953 in 1997 and $85,249 in 1996 is included in the cash surrender values of $2,376,124 and $1,887,171 reported in other assets at December 31, 1997 and 1996, respectively. Net noncash income was $51,803 in 1995.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (1997 - $819,460; 1996 - $785,330) is included in other assets, and net noncash income recognized on this policy of $34,130 in 1997 and net expense of $9,670 in 1996 is included in the above asset values.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan. These policies have an aggregate face amount of $3,163,750.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                              		December		31,1997		         December		31,1997
                              Carrying		     Fair      	 	Carrying		     Fair
                             		Amount		      Value		       Amount		      Value
Financial assets		                        (DOLLARS		IN		THOUSANDS)
 Cash and due from banks	     $	29,873	   $	29,873	       $	27,917	   $	27,917
 Federal funds sold		           12,800		    12,800		          -		         -
 Securities held to maturity		  96,266		    98,371		       118,542		   119,226
 Securities available for
  sale		                        48,921		    49,521		        55,898		    56,142
 Loans, net                  		328,417		   325,323		       300,806		   309,401
 Accrued interest receivable		   5,366		     5,366		         5,549		     5,549

Financial liabilities
 Deposits		                    470,282		   456,557		       460,573		   449,129
 Federal funds purchased      		  -		         -		            5,000		     5,000
 Short term borrowings		           602		       602		           523		       523
 Accrued interest payable		      2,794		     2,794	         	2,539		     2,539

<F13>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1997, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	 	                            First		     Second	 	     Third		    Fourth
                            		Quarter 	   	Quarter	 	   Quarter		   Quarter		       Total
1997

Interest income	            $	9,362,178	 $	9,705,584	 $	9,774,855	 $	9,804,468	 $	38,647,085
Interest expense		            4,258,739		  4,330,171		  4,361,715		  4,353,765		  17,304,390

Net interest income		         5,103,439		  5,375,413		  5,413,140		  5,450,703		  21,342,695
Provision for possible loan
 losses		                       450,000		    290,000		    550,000	    	650,000		   1,940,000
Noninterest expenses, net
 of noninterest income		      2,394,981		  2,405,847		  2,388,160		  1,932,079		   9,121,067
Income before income taxes		  2,258,458		  2,679,566		  2,474,980		  2,868,624		  10,281,628
Income taxes		                  556,134		    795,731		    917,613		    958,198		   3,227,676

Net income	                 $	1,702,324	 $	1,883,835	 $	1,557,367	 $	1,910,426	 $	 7,053,952

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.35	 $	     1.11	 $	     1.36	 $	      5.04

                             		First		     Secon  		     Third		     Fourth
                            		Quarter		    Quarter		    Quarter		    Quarter		      Total
1996
Interest income	            $	9,052,224	 $	9,280,303	 $	9,249,133	 $	9,501,009	 $	37,082,669
Interest expense		            3,989,386		  4,153,059		  4,260,324		  4,308,988		  16,711,757

Net interest income		         5,062,838		  5,127,244		  4,988,809		  5,192,021		  20,370,912
Provision for possible loan
 losses		                       250,000		    300,000		    200,000		    550,000		   1,300,000
Noninterest expenses, net
 of noninterest income		      2,327,604		  2,234,505		  2,335,349		  2,417,319		   9,314,777

Income before income taxes		  2,485,234		  2,592,739		  2,453,460		  2,224,702		   9,756,135
Income taxes		                  777,319		    776,659		    694,636		    640,725		   2,889,339

Net income	                 $	1,707,915	 $	1,816,080	 $	1,758,824	 $	1,583,977	 $	 6,866,796

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.30	 $	     1.25	 $	     1.13	 $	      4.90

<F14>
Table XIV - Consolidated Quarterly Results of Operations

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS

				The Bank does not have any foreign offices and all deposits
are serviced in its sixteen domestic offices.  The average
amounts of deposits and the average rates paid are summarized in
Table XV.  Maturities  of  time deposits of $100,000 or more at
December 31 are indicated in Table XVI.

                                  		        Year	Ended	December	31
		                                      1997   	 			    	  1996	   			      	1995
                                 	         	(Dollars in Thousands)
Demand deposits	                 $	62,909	   	- 	%	 $	61,509   	- 	%  $	56,730		  -	 %
NOW and money market accounts		   166,914		  3.37		 	158,450		 3.37			 149,016		 3.51
Savings deposits		                 43,775		  3.37			  37,421		 3.22			  34,629		 3.00
Time deposits of less than
 $100,000		                       152,389		  5.29			 151,952		 5.40			 136,568		 5.30
Time deposits of $100,000 or
 more		                            37,686		  5.42			  34,539  	5.41			  32,524		 5.35

Total In Domestic Offices	       $463,673		  3.71%	 $443,870		 3.74%	 $409,467		 3.72%

<F15>
  Table XV - Average Amounts of Deposits and Average Rates Paid
             by Deposit Type at December 31

                                  1997		      1996		      1995
                                 				(Dollars In Thousands)
        Under 3 months	        $ 	9,308	   $	11,680	   $ 	7,877
        3 to 12 months	         	25,981		    22,638		    18,407
        Over 12 months		          4,039		     4,812		     4,310

                               $ 39,328    $ 39,130    $ 30,594

<F16>
Table XVI - Maturities of Time Deposits of $100,000 or More at
            December 31

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1997 and 1996
                            (In Thousands of Dollars)
Assets		                                           1997		         1996
Cash	                                            $     72	      $	   142
Investment in bank subsidiary - at equity		        59,565		       53,870
Investment in credit life insurance company
 - at cost		                                           50		           50
Investment in other securities	                        25		           22
Dividends receivable from bank subsidiary		           784		          714
Cash surrender value - life insurance		               651		          489
Other assets		                                       -		               1

   Total assets	                                 $	61,147	      $	55,288

Liabilities and Stockholders' Equity
Liabilities
  Payable to directors	                          $	   220	      $	   173
  Dividends payable		                                 784		          714

    Total liabilities		                             1,004		          887
Stockholders' equity
  Common stock - $10 par value, authorized
   4,000,000	shares; 1,400,000 shares
   issued and outstanding		                        14,000		       14,000
  Retained earnings		                              45,783		       40,255
  Net unrealized gain (loss) on
   available-for-sale securities, net of
   tax		                                              360		          146
    Total stockholders' equity		                   60,143		       54,401

    Total liabilities and stockholders' equity   $ 61,147       $ 55,288

<F17>
Table XVII - Condensed Statements of Balance Sheet of Parent

                           Condensed Statements of Income
                        Years Ended December 31, 1997 and 1996
                              (In Thousands of Dollars)
                                                   		1997		       1996
  Dividends from bank subsidiary                  $ 1,526      $ 1,372
  Other dividend income		                              80		         85
  Interest income		                                     8		          6
  Other                                              		34		         28
Operating expenses		                                   76		         68
   Income before equity in undistributed net
    income of bank subsidiary		                     1,572		      1,423

Equity in undistributed net income of bank
 subsidiary		                                       5,482		      5,444
       Net Income	                                $	7,054	     $	6,867

<F18>
Table XVIII - Condensed Statements of Income of Parent

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
          (Continued)

                         Condensed Statements of Cash Flows
                       Years Ended December 31, 1997 and 1996
                            (In Thousands of Dollars)
                                       		1997	           	1996
Operating activities
  Net income for the year              	$	7,054	        $ 6,867
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
   Equity in undistributed net income
    of bank subsidiary		                 (5,482)		       (5,444)
   Increase in other assets		               (98)		         (111)
   Increase in payables		                    47		            44

      Total adjustments		                (5,533)	 	      (5,511)

   Net cash provided by operating
    activities		                          1,521		         1,356

Net cash provided by (used in)
 investing activities
 Purchases of investment securities      		(119)		         (133)
 Proceeds from maturities of
  investment securities                     119		           137
 Purchase of single premium life
  insurance policy		                       (135)	           -

    Net cash provided by (used in)
     investing activities		                (135)		            4

Net cash used in financing activities
 Cash dividends paid		                   (1,456)		       (1,288)

   Increase (decrease) in cash		            (70)		           72

Cash at beginning of year		                 142		            70

Cash at end of year	                   $    	72	        $  	142

<F19>
Table XIX - Condensed Statements of Cash Flows of Parent




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

  	During 1997, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. "High Technology + High Commitment = High Performance" was the challenge for the year as the Bank committed to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 1997, 1996, and 1995; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FINANCIAL CONDITION

	First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.

Summary

  	The Bank reported net income of $7.1 million for 1997 compared to $6.9 million in 1996 and $6.1 million in 1995. On a per common share basis, net income was $5.04 for 1997 versus $4.90 for 1996 and $4.37 for 1995. The improvement in 1997's earnings resulted from a strong gross margin reinforced by loan demand that changed the mix of earning assets as higher yielding loans were funded with maturing investment securities and an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses.

  	The return on average equity for 1997 was 12.2% compared to
13.2% for 1996 and 13.1% for 1995.   The return on average
assets was 1.34% for 1997 versus 1.37% for 1996 and 1.32% for 1995.

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

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                   YEAR ENDED DECEMBER 31,
                                 				1997								                  1996								                  1995
                              		Average		Rate/						          Average		Rate/				    		      Average		Rate/
                              		Balance		Yield			Interest		  	Balance		Yield			Interest			  Balance	 Yield			Interest
ASSETS	 	                                                    (Dollars in Thousands)

Interest earning assets
 Loans, net	                  $	314,198		9.18	%	$	28,858	*	 $	290,413		9.43	%	$	27,373	*	 $	276,166		9.38 %	 $	25,892	*
 Bank time deposits		                 1		 -			       -			           1   -	         -			           2		 -			        -
 Taxable securities		           113,013		6.35			   7,173			   118,114		6.14			   7,256			   104,217		6.20			    6,457
 Tax exempt securities		         47,366		6.96			   3,297	*		   44,158		7.10			   3,134	*		   39,105		8.07			    3,156	*
 Federal funds sold		             4,631		5.46			     253			     4,198		5.31			     223			     2,076		5.83			      121

 TOTAL EARNING ASSETS   		      479,209		8.26		 $	39,581			   456,884		8.31		 $	37,986			   421,566		8.45		  $	35,626
Noninterest earning assets
 Cash and due from banks		       27,039								                25,760				  	                 24,829
 Bank premises and equipment		    6,633								                 6,708								                 6,246
 Other assets		                  15,045								                13,348								                11,098

 TOTAL ASSETS	                $	527,926							              $	502,700							              $	463,739

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market
  accounts 	                  $	166,828		3.38	%	$	5,634		   $	158,438		3.39	%	$ 5,338 		 $	148,993		3.51	%	 $ 5,223
 Savings		                       43,776		3.37			  1,476			     37,428		3.22			  1,204			    34,627		3.00			   1,040
 Time                         		152,389		5.29			  8,063			    151,973		5.40			  8,210			   136,605		5.30			   7,245
 Time over $100,000		            37,680		5.43			  2,045			     34,554		5.40		   1,866			    32,522		5.35			   1,740

 TOTAL INTEREST BEARING
 DEPOSITS		                     400,673	 4.30			 17,218			    382,393		4.35		  16,618			   352,747		4.32 	   15,248
 Federal funds purchased		        1,016		5.80			     59			      1,043		5.56		      58			     2,415		5.92		      143
 Other short-term debt		            538		5.02			     27			        622		5.79	       36			       565		5.49		       31

 TOTAL  INTEREST BEARING
 LIABILITIES		                  402,227		4.30	  $17,304			    384,058		4.35		 $16,712			   355,727		4.34    $15,422

Noninterest bearing liabilities
 Demand deposits		               62,903								                61,509								               56,742
 Other liabilities		              4,990								                 5,066								                4,515

 TOTAL LIABILITIES		            470,120								               450,633								              416,984
Stockholders' equity		           57,806								                52,067								               46,755
 TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY	      $	527,926							              $	502,700		 			              $	463,739

Spread between combined
 rates earned and	combined
 rates paid*				                         3.96	 %			 				               3.96 %							               4.12	%

 Net yield on interest-earning
  assets*				                            4.65	 %							                4.66	%							               4.79 %

<F1>
  * Taxable equivalent basis

Notes:

1.	U.S. Government, government agency, taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented.

3. The average balances of the amortized cost of available-for-sale securities were used in the calculations in this table.

                    FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

		Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.


TABLE B - Volume and Yield/Rate Variances
   (Taxable Equivalent Basis - In Thousands)
                     		       1997 		Compared 		1996			       1996 		Compared 		1995
                              				   Yield/		Net Increase			     		  Yield/		Net Increase
                         		Volume	   	Rate		  (Decrease)			 Volume		  Rate		  (Decrease)
Revenue earned on
 Net loans	               $	2,243 	 $	(758)	  $	1,485	   	 $	1,336	  $	 145	   $	1,481
 Investment securities
  Taxable securities		       (314)		   231		      (83)			      861		    (62)		     799
  Tax-free securities		       228		    (65)		     163			       408		   (430)		     (22)
 Federal funds sold		          23		      7		       30			       124		    (22)		     102

  Total interest earning
   assets		                 2,180		   (585)		   1,595			     2,729		   (369)		   2,360

Interest paid on
 NOW and money market
  accounts		                  283		     13		      296			       331		   (216)		     115
 Savings deposits		           204		     68		      272			        84		     80		      164
 Time deposits		               23		   (170)		    (147)			      815		    150		      965
 Time over $100,000		         169		     10		      179			       109		     17		      126
 Federal funds purchased		     (2)	      3		        1			       (81)		    (4)		     (85)
 Short term debt            		 (5)		    (4)		      (9)			        3		      2		        5

   Total interest-bearing
     funds		                  672		    (80)		     592			     1,261		     29		    1,290

Net interest earnings		     1,508	  $	(505)	  $	1,003		    $	1,468	  $	(398)   $	1,070


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

3.	U.S. Government, government agency,  taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Bank qualified municipal debt securities are nontaxable and classified as held-to-maturity.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Two graphs are included at this point in the material mailed to our stockholders. The first graph illustrates in thousands of dollars, the categories of average earning assets and the portion each category is of the total for the last three years.
The following table is the data illustrated by this graph.

 		                         Investment
                Loans			    Securities		     Other

1997		        $314,198		     $160,722		     $4,613
1996		         290,413		      162,188		      4,199
1995		         276,166		      143,358		      2,078

  	Average earning assets increased 5.0% in 1997 compared to an
8.4% increase in 1996 and a 3.0% increase in 1995.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1997, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 8.2% growth from 1996 to 1997, a 5.2% growth from 1995 to 1996, and an 11.5%
growth from 1994 to 1995. Average investments accounted for the remaining balance of average earning assets at December 31, 1997, decreasing .9% from year end 1996. Some of the proceeds from maturities and calls of investment securities was used to fund the expanding loan demand during the year. Average investments increased 14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of two branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. Most of the increase in investments during 1996 can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995. Average total assets increased during the last three years as evidenced by a 5.0% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 2.6% growth from 1994 to 1995.


   The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

			                Interest-Bearing    Noninterest_Bearing
                       Deposits	            Deposits	           Other
1997		                 $390,077			          $80,205			         $  -
1996		                  382,393			           61,509			          1,043
1995		                  352,747			           56,742			          3,526


  	The bank's average deposits grew during the last three years reflecting a 4.4% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 1.3% growth from 1994 to 1995. Short and medium term rates remained competitive compared to longer term rates during 1997 and some depositors left money in or moved money back into interest-bearing transaction accounts, which increased 5.3% during 1997 and 6.3% in 1996. However, over half of the increase during 1996 was attributable to the acquisition.
 Average interest-bearing checking accounts decreased 7.6 % in 1995 as investors took advantage of higher certificate of deposit rates. Average savings deposits increased almost 17.0% during 1997 and 8.1% during 1996, over 54% from the acquisition.
 Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995. Average certificates of deposit under $100,000 increased .3% during 1997, 11.3% during 1996, 60.0%
from the acquisition, and 8.0% in 1995. Certificates of deposit over $100,000 increased 9.1% in 1997 compared to 6.3% in 1996, 87.8% from the acquisition, and 24.8% in 1995.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

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

  	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1997, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

  	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.
The net interest margin, on a tax equivalent basis, at December 31, 1997, 1996, and 1995 was 4.65%, 4.66%, and 4.79% respectively.

TABLE C - Rate Sensitivity of Earning Assets and
Interest-Bearing Liabilities

                               (Dollars in Thousands)
                          		3 Months		   3-6		       6-12		      Over 1
As of December 31, 1997		   or Less	    Months		    Months		      Year		     Total
Earning assets
 Federal funds sold	       $	12,800	   $    -	     $	   -	     $     -	     $ 	12,800
 Taxable investment
   securities		               3,928		     7,989		     5,000		     80,574		     97,491
 Tax-exempt investment
   securities                 1,151		       720		     1,150		     45,275		     48,296
 Loans and leases, net of
   unearned                  61,297		    45,612		    65,193	     159,606		    331,708

      Total earning assets		 79,176		    54,321		    71,343		    285,455		    490,295

Interest-bearing
 liabilities
 NOW and money market
   accounts		                48,546		       -		      66,832		     40,656		    156,034
    Savings		                   -		         -		      44,170		        -		       44,170
    Time		                   42,702		    30,421		    54,807		     22,614		    150,544
    Time over $100,000		     10,242		     8,917		    16,536		      3,634		     39,329
    Other short-term debt		     602		       -		         -		          -		          602

      Total interest
       bearing liabilities		102,092		    39,338		   182,345		     66,904	   $	390,679

Noninterest-bearing, net								                                 (99,616)

Net asset/liability
 funding gap		              (22,916)		   14,983		  (111,002)		   118,935

Cumulative net asset/
  liability funding gap	  $	(22,916)	  $	(7,933)	$	(118,935)	  $	    -

<F2>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

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

  	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1997.

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

  	Loans having recorded investments of $3.0 million at December 31, 1997, have been identified as impaired in accordance with the provisions of SFAS 114. They represent .9% of gross loans. Commercial loans comprised $.6 million of the total, with loans secured by real estate accounting for $1.4 million, and installment loans $1.0 million. The gross interest income that would have been recorded during 1997 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $431, $374, and $365 thousand for the years ended December 31, 1997, 1996, and 1995 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

  	The bar graph on the bottom of this page shows the increase in average net loans (in thousands of dollars) and the line shows the ratio of net loan charge offs to average loans.  The ratio
at December 31, 1997 was .61%.   Management monitoring found and
corrected a problem in consumer loan underwriting that contributed to the higher net charge off percentage in 1997.
The following table is the data illustrated by this graph.

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0064

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                                AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO

                                              				December		31
                         		     1997	 	    1996		     1995	 	    1994		     1993
             		                              (Dollars In	Thousands)
Average amount of loans
 outstanding                	$	314,198	 $	290,413	 $	276,166  $	247,791	 $	233,608
Balance of allowance for
 possible loan losses at
 beginning of year	          $  	2,926	 $	  2,678	 $	  2,342	 $	  2,024	 $	  2,254
 Loans charged-off:
   Loans secured by real
    estate		                        88	       368		       15		      135		      396
   Commercial and industrial
    loans		                        605		      141		      170		       42		      222
   Individuals		                 1,371 		     879		      371		      246		      230
      TOTAL  LOANS CHARGED
       OFF		                     2,064		    1,388		      556		      423		      848
Recoveries of loans
 previously charged off:
   Loans secured by real
    estate		                         8		      111		       97		        9		       56
   Commercial and industrial
    loans		                         53		       42		       14		       36		       52
   Individuals                    		80		      183		      111		       36		       40
      TOTAL RECOVERIES		           141		      336		      222		       81		      148
        NET  LOANS
         CHARGED-O 		            1,923		    1,052		      334		      342		      700
Provision charged to
 operating expenses              1,940		    1,300		      670		      660		      470
  BALANCE OF ALLOWANCE FOR
   POSSIBLE LOAN LOSSES AT
   END OF YEAR	              $  	2,943	 $  	2,926	 $  	2,678	 $  	2,342	 $  	2,024

Ratio of net charge-offs
 during the	period to average
 loans outstanding		              0.61%		    0.36%		    0.12%	   	0.14%		     0.30%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

  	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1997, the Corporation had a ratio of average tier 1 capital to average assets of 10.73%. This compares to a ratio of average tier 1 capital to average assets of 10.36% at December 31, 1996, and 10.08% at December 31, 1995.

  	Cash dividends declared in 1997 were 11.2% more than those paid in 1996. The dividend to net income ratio was 22%. Additional dividends of approximately $15.9 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

  	As of December 31, 1997, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 18.7% and 19.7% respectively. At
December 31, 1996, the comparable ratios were 17.7% and 18.7%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital.

  	A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last six years. The following table is the data illustrated by this graph in thousands of dollars.

               		1991	 		$30,194
               		1992			  33,414
               		1993			  37,454
               		1994			  41,820
               		1995			  46,755
               		1996			  52,067
               		1997			  57,806

             FIRST FARMERS AND MERCHANTS COPROATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Interest Income

  	Total interest income increased 4.2% in 1997 enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.5% in 1997 accounting for 74.6% of gross interest income. Interest earned on investment securities and other investments increased .7% in 1997 rounding out gross interest income contributing 25.4%. Total interest income increased 7.5% in 1996 and 11.9% in 1995.


Interest Expense

  	Total interest expense increased 3.6% in 1997 due mostly to the increase in interest-bearing deposits. This increase compares favorably to a 8.4% increase in 1996, about half of which can be attributed to the acquisition, and a 19.9% increase in 1995.
The cost of interest-bearing deposits remained steady all year under monthly monitoring by the Asset/Liability Committee. This contributed to the strong gross margin achieved during 1997.
The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.7% at the end of 1997 and 1996 and 4.8% at the end of 1995.

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


Noninterest Income and Expense

  	Noninterest income increased 19.6% during 1997 led by fees on deposits. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use.
Income from fiduciary services provided in the Bank's Trust
Department remained strong. This compares to a 28.4% increase in 1996 and a 14.9% increase in 1995.

  	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1997 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

  Income Category  			        Income $ 		  % of Total

 Income from trust services  		$1,471			      21.2%
 Other service fees			            845   			   12.2%
	Securities gains			              488			       7.0%
	Fees on deposits			            3,744  			    53.9%
	Other				                        394		     	  5.7%


	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1997 which compares favorably with the 5.8% increase in 1996. The increase in 1995 was 6.2%.
Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this cost containment. Included in this category is net occupancy expense for an additional office opened in 1997 and furniture and equipment, which includes technology expenses, that was down over 5% from 1996.

	A pie chart is included at this point in the materials snt to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

	 Expense Category 	           Expense $ 		       % of Total

 Personnel			                   $7,319			            45.6%
 Furniture and equipment		       1,501			             9.3%
 Occupancy			                    1,317			             8.2%
 Other					                      5,927			            36.9%


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                                AND RESULTS OF OPERATIONS

   		                            1997		       1996		       1995		       1994		       1993

INTEREST INCOME
 Interest and fees on loans	$	28,841,420	$	27,343,817	$	25,857,982	$	21,130,914	$	19,518,742

 Income on investment
  securities
   Taxable interest		          6,802,934		  6,892,118		  6,179,492		  7,012,626		  6,925,404
   Exempt from federal
    income tax		               2,488,475		  2,366,764		  2,156,813		  2,184,666		  1,857,168
   Dividends		                   260,759		    256,951		    177,790		    204,948		     72,054

                             		9,552,168		  9,515,833		  8,514,095		  9,402,240		  8,854,626

 Other interest
  income		                       253,497		    223,019		    121,492		    284,384	  	  347,287


    TOTAL INTEREST
     INCOME		                 38,647,085		 37,082,669		 34,493,569		 30,817,538	  28,720,655

INTEREST EXPENSE
 Interest on deposits		       17,218,537		 16,617,525		 15,247,875		 12,770,618		 11,998,235
 Interest on other short
  term borrowings		               85,853		     94,232		    174,370		     93,286		     38,339

    TOTAL INTEREST EXPENSE		  17,304,390	  16,711,757		 15,422,245		 12,863,904		 12,036,574

      NET INTEREST INCOME		   21,342,695	  20,370,912		 19,071,324		 17,953,634		 16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES		                      1,940,000		  1,300,000		    670,000		    660,000		    470,000

    NET INTEREST INCOME
     AFTER PROVISION FOR
     LOAN LOSSES		            19,402,695		 19,070,912		 18,401,324		 17,293,634		 16,214,081

NONINTEREST  INCOME

 Trust department income		     1,470,568		  1,323,525	  	1,251,642	  	1,249,359		    863,952
 Service fees on deposit
  accounts		                   3,744,381		  3,373,805		  2,697,332		  2,317,992		  2,206,026
 Other service fees,
  commissions, and fees		        845,072		    745,523		    300,407		    336,758		    509,009
 Other operating income		        394,322		    363,430		    322,634		    319,466		    315,108
 Securities gains (losses)     		487,972		       -		         1,182		   (243,690)		    23,896

    TOTAL NONINTEREST INCOME		 6,942,315		  5,806,283		  4,573,197		  3,979,885		  3,917,991

NONINTEREST  EXPENSES
 Salaries and employee
  benefits		                   7,319,460		  7,030,588		  6,620,827		  6,247,706		  5,686,965
 Net occupancy expense		       1,316,588		  1,211,067		  1,279,434		  1,190,678		  1,070,971
 Furniture and equipment
  expense		                    1,500,486		  1,580,753		  1,382,769		  1,069,856		    889,848
 Deposit insurance		              57,004		      6,549		    499,709		    890,646		    826,966
 Other operating expenses		    5,869,844		  5,292,103		  4,557,307		  4,109,461		  4,180,105

    TOTAL NONINTEREST
     EXPENSES		               16,063,382		 15,121,060		 14,340,046		 13,508,347		 12,654,855

     INCOME BEFORE PROVISION
       FOR INCOME TAXES		     10,281,628		  9,756,135		  8,634,475		  7,765,172		  7,477,217

PROVISION FOR INCOME TAXES		   3,227,676		  2,889,339		  2,518,769		  2,203,746		  2,220,965

     NET INCOME       	     $ 	7,053,952	$	 6,866,796	$	 6,115,706	$	 5,561,426	$ 	5,256,252

EARNINGS PER COMMON SHARE
 (1,400,000 outstanding
   shares)	                 $	      5.04	$	      4.90	$	      4.37	$	      3.97	$	      3.75


            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Net Income

  	Net income was 2.7% higher in 1997 than in 1996. As indicated earlier, the improvement in 1997's earnings resulted from a strong gross margin reinforced by loans increasing as a percentage of earning assets, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses associated with a corrected loan underwriting problem.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

  	The Financial Accounting Standards Board has issued two standards that have been adopted by the Corporation as follows:
(1)  Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share" requires a reconciliation of the numerators and the denominators of the basic and diluted per-share computation for income from continuing operations.
The statement is effective prospectively for earnings per share computation for both interim and annual periods ending after December 31, 1997. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share did not change. (2) Statement of Financial Accounting Standards
No. 129 (SFAS 129), "Disclosure of Information about Capital Structure" requires an entity to explain, in summary form within its financial statements, the pertinent rights and privileges of the various securities outstanding. The Corporation only has one class of common stock outstanding and this statement had no material effect on the financial statements.

   	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Corporation as follows: (1) Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" purposes that an entity report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The statement is effective for fiscal years beginning after December 15, 1997. Management does not believe this statement will have any material effect on future financial statements except for disclosures. (2) Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" establishes guidelines for reporting financial information about an operating segment or component of an enterprise. The statement is effective for fiscal years beginning after December 15, 1997.
 Management does not believe this statement will have any material effect on future financial statements except for disclosures.


YEAR 2000 COMPLIANCE TASK FORCE

 		A Year 2000 Compliance Task Force has been established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing;
representations have been obtained, or are in the process of being obtained, from our software and hardware vendors, confirming their Year 2000 compatibility; and plans are in place for testing our systems' compatibility before June 30, 1998.
Management believes that our information systems are well on their way to being Year 2000 compliant.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION

  	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1997, had a market value of $109 million and were held by 1,618 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

  	There is no established public trading market for the stock. The tables below show the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

   These tables were shown graphically in the materials	sent to our
stockholders.


                       				Price Range of	  		 Dividend
                        				Common Stock	     	 	Paid
                         			High	    	Low		    Per Share

       	First quarter	   $	45.00	  $	45.00	     $
    	   Second quarter	   	48.00		   45.00		      0.43
1995	   Third quarter	    	50.00		   48.00
       	Fourth quarter		   54.00	   	50.00		      0.45
                                          						$	0.88

       	First quarter	   $	56.00	  $	56.00	     $
	       Second quarter	   	58.00	   	56.00		      0.47
1996	   Third quarter		    63.00		   60.00
       	Fourth quarter		   65.00		   63.00		      0.51
                                          						$	0.98

       	First quarter	   $	67.00	  $	65.00	     $
       	Second quarter		   69.00		   69.00		      0.53
1997	   Third quarter		    72.00		   70.00
       	Fourth quarter		   78.00		   72.00		      0.56
                                          						$	1.09


                                 COMPARATIVE DATA
                            (In Thousands of Dollars)

                         		1997		      1996		      1995		      1994		      1993
AVERAGE ASSETS	        $	527,926	  $	502,700	  $	463,739	  $	451,953	  $	420,760

AVERAGE LOANS (NET)	   $	314,198	  $	290,413	  $	276,166  	$	247,791	  $	233,609

AVERAGE DEPOSITS	      $	463,576	  $	443,902	  $	409,489	  $	404,412	  $	378,782

RETURN ON EQUITY AND
 ASSETS
  Return on average
    assets		                1.34%		     1.37%		     1.32%		     1.23%		     1.25%

  Return on beginning
    equity		               12.97%		    14.01%		    13.95%		    14.11%		    14.93%
 Average tier 1
    capital to average
    assets		               10.73%		    10.36%		    10.08%		     9.25%		     8.90%

COMMON DIVIDEND PAYOUT
 RATIO
   Earnings per shar   $	    5.04	 $	   4.90	 $	    4.37	  $    3.97   $	   3.75

   Cash dividends per
    share	             $	   1.09	  $	   0.98  $	    0.88	  $	   0.80	  $	   0.73

   Ratio		                    22%		       20%		      20%		        20%		       19%

                                      NET INTEREST MARGIN
                                  (In Thousands of Dollars)

                        		1997		      1996		      1995		      1994		      1993

INTEREST INCOME
 (TAX EQUIVALENT)	     $	39,581	   $	37,986	   $	35,626	   $	32,039	   $	29,465

INTEREST EXPENSE		       17,304		    16,712		    15,422		    12,864		    12,037

                      	$	22,277	   $	21,274	   $	20,204	   $	19,175   	$	17,428

NET INTEREST MARGIN*		     4.65%		     4.66%		     4.79%		     4.68%		     4.58%


<F3>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.





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









Employees

FFMC has no employees. Its subsidiary, the Bank had approximately two hundred (200) full time employees and eighty
(80) part time employees. Five of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.


Item 2.  Properties.

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing. Other real estate owned by the Bank as of December 31, 1997, included: (1) a one-tenth interest in approximately one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US 31 Highway and
(2) a house and two acres on County Farm Road five miles north of Centerville, Tennessee. The properties are not depreciated.




              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996
ASSETS			                                                1997		          1996

Cash and due from banks		                          $  	29,873,333	 $  	27,916,507
Federal funds sold			                                  12,800,000	          -
Securities
 Available for sale (amortized cost $48,921,020
  and $55,898,299 respectively)			                     49,521,330		    56,141,535
 Held to maturity (fair value $98,371,056 and
  $119,226,021 respectively)			                        96,265,967		   118,541,750
      Total securities - Note 2			                    145,787,297		   174,683,285
Loans, net of unearned income - Note 3			             331,360,183		   303,732,044
 Allowance for possible loan losses - Note 4			        (2,943,000)		   (2,926,063)
         Net loans		                                 	328,417,183		   300,805,981
Bank premises and equipment, at cost less
 allowance for depreciation - Note 5			                 6,413,365		     6,829,475
Other assets			                                        14,030,993		    15,094,426
         TOTAL ASSETS		                             $	537,322,171	  $	525,329,674
LIABILITIES
Deposits
 Noninterest-bearing		                              $ 	80,204,767	  $ 	75,589,511
 Interest-bearing (including certificates of
  deposit over $100,000:
   1997 - $39,327,957; 1996 - $39,129,547)			         390,077,040		   384,983,050
         Total deposits			                            470,281,807		   460,572,561
Federal funds purchased			                                 -		          5,000,000
Dividends payable			                                      784,000		       714,000
Other short term liabilities			                           602,100		       522,928
Accounts payable and accrued liabilities			             5,510,940		     4,119,059
         TOTAL LIABILITIES			                         477,178,847		   470,928,548
COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued and
 outstanding			                                        14,000,000		    14,000,000
Retained earnings - Note 6			                          45,783,137		    40,255,185
Net unrealized gain on available-for-sale
 securities, net of tax			                                360,187		       145,941
         TOTAL STOCKHOLDERS' EQUITY			                 60,143,324		    54,401,126
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY		                                  $	537,322,171	  $	525,329,674


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                                                               		   	 	Net Unrealized
                                                               					   Gain (Loss) On
                                             		Common	    	Retained  		Available-for-sale
                                              		Stock  		  Earnings		     Securities		         Total
BALANCE AT JANUARY 1, 1995	                $	14,000,000	$	29,876,683	    $	(48,557)	       $	43,828,126
Net income for the year		                        -		       6,115,706		        -		             6,115,706
Cash dividends declared, $.88 per share		        -		      (1,232,000)		       -		            (1,232,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          284,643		           284,643

BALANCE AT DECEMBER 31, 1995		               14,000,000		 34,760,389		      236,086		        48,996,475
Net income for the year		                        -		       6,866,796		        -		             6,866,796
Cash dividends declared, $.98 per share		        -		      (1,372,000)		       -		            (1,372,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          (90,145)		          (90,145)

BALANCE AT DECEMBER 31, 1996		              14,000,000		  40,255,185		      145,941		        54,401,126
Net income for the year		                        -		       7,053,952		        -		             7,053,952
Cash dividends declared, $1.09 per share		       -		      (1,526,000)		       -		            (1,526,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          214,246		           214,246

BALANCE AT DECEMBER 31, 1997	              $	14,000,000	$	45,783,137	     $	360,187	       $	60,143,324


The accompanying notes are an integral part of the consolidated financial statements.


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                           		1997	       	1996       		1995
INTEREST INCOME
 Interest and fees on loans	             $	28,841,420	$	27,343,817	$	25,857,982
 Income on investment securities
  Taxable interest		                        6,802,934		  6,892,118		  6,179,492
  Exempt from federal income tax		          2,488,475		  2,366,764		  2,156,813
  Dividends		                                 260,759		    256,951		    177,790
                                          		9,552,168		  9,515,833		  8,514,095
 Other interest income		                      253,497		    223,019		    121,492
       TOTAL INTEREST INCOME		             38,647,085		 37,082,669		 34,493,569
INTEREST EXPENSE
 Interest on deposits		                    17,218,537	  16,617,525	  15,247,875
 Interest on other short term borrowings		     85,853		     94,232		    174,370
       TOTAL INTEREST EXPENSE		            17,304,390	  16,711,757		 15,422,245
         NET INTEREST INCOME		             21,342,695		 20,370,912		 19,071,324
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4		                                 1,940,000		  1,300,000		    670,000
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES		        19,402,695	  19,070,912		 18,401,324
NONINTEREST INCOME
 Trust department income		                  1,470,568		  1,323,525		  1,251,642
 Service fees on deposit
  accounts		                                3,744,381		  3,373,805		  2,697,332
 Other service fees, commissions, and
  fees	                                      	845,072		    745,523		    300,407
 Other operating income		                     394,322		    363,430		    322,634
 Securities gains (losses)		                  487,972		       -		         1,182
      TOTAL NONINTEREST INCOME		            6,942,315		  5,806,283		  4,573,197
NONINTEREST EXPENSES
 Salaries and employee benefits		           7,319,460		  7,030,588	   6,620,827
 Net occupancy expense		                    1,316,588		  1,211,067		  1,279,434
 Furniture and equipment expense		          1,500,486		  1,580,753		  1,382,769
 Deposit insurance		                           57,004		      6,549		    499,709
 Other operating expenses		                 5,869,844		  5,292,103		  4,557,307
       TOTAL NONINTEREST EXPENSES		        16,063,382		 15,121,060		 14,340,046
         INCOME BEFORE PROVISION FOR
          INCOME TAXES		                   10,281,628		  9,756,135		  8,634,475
PROVISION FOR INCOME TAXES - Note 8	       	3,227,676		  2,889,339		  2,518,769
             NET INCOME            	     $ 	7,053,952	$ 	6,866,796	$ 	6,115,706

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares)	         $	      5.04	$	      4.90	$	      4.37

The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                               		         1997		        1996         1995
OPERATING ACTIVITIES
 Net income	                         $ 	7,053,952	 $ 	6,866,796	 $ 	6,115,706
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
 Excess of provision for possible
  loan losses	over net charge offs         16,937		     247,677		     336,096
 Provision for depreciation and
  amortization of premises and
  equipment		                             651,619		     685,005		     645,816
 Provision for depreciation of
  leased equipment		                      834,400		     521,500		       -
 Amortization of deposit base
  intangibles		                           182,613		     224,212		    168,020
 Amortization of investment
  security premiums, net of
  accretion of discounts		                470,853		     553,355		    641,104
 Increase in cash surrender value
  of life insurance contracts		          (163,412)		   (111,685)		   (65,936)
 Deferred income taxes		                  254,057		    (161,999)		  (233,403)
  (Increase) decrease in Interest
  receivable		                            182,632		    (125,119)		  (255,109)
  Other assets		                           15,313		     307,844		    912,162
 Increase (decrease) in
  Interest payable		                      254,687		    (494,950)		   577,137
  Other liabilities		                   1,137,196		     (61,704)		   458,939

       TOTAL ADJUSTMENTS	              	3,836,895		   1,584,136		  3,184,826

       NET CASH PROVIDED BY
        OPERATING ACTIVITIES		         10,890,847	   	8,450,932		  9,300,532

INVESTING ACTIVITIES
 Proceeds from maturities, calls,
  and sales of available-for-sale
  securities		                        11,008,435		    3,020,054		  7,306,453
 Proceeds from maturities and calls
  of held-to-maturity securities		    32,386,811		   56,112,000		 18,848,992
 Purchases of investment securities
  Available-for-sale                  (4,157,188)		 (48,222,295)		(3,168,200)
  Held-to-maturity		                 (10,455,849)		 (47,364,954)		(6,459,372)
 Net increase in loans		             (27,628,139)		 (11,801,733) (29,236,191)
 Purchases of premises and
  equipment		                           (235,509)		  (1,116,543)		  (850,672)
 Purchase of equipment leased        		    -		       (2,607,500)		     -
 Purchase of deposit base
  intangibles		                            -		       (1,124,258)		     -
 Purchase of single premium life
  insurance contract		                  (385,000)		    (785,330)		     -

       NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES		        533,561		  (53,890,559)		(13,558,990)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits      		9,709,246		   29,930,577		   5,625,638
 Assumption of deposit liabilities
  - Note 12		                              -		       19,863,923		       -
 Net increase (decrease) in short
  term borrowings		                   (4,920,828)		  (6,432,072)		  4,355,000
 Cash dividends		                     (1,456,000)		  (1,288,000)		 (1,176,000)

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES		         3,332,418		   42,074,428		   8,804,638

       INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS		        14,756,826		   (3,365,199)	  	4,546,180

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		                  27,916,507		   31,281,706		  26,735,526

CASH AND CASH EQUIVALENTS AT END
 OF YEAR	                           $	42,673,333	  $	27,916,507	 $	31,281,706


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

		As of December 31, 1997, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fifteen (15) branches:
High Street Branch, Northside Branch, Shady Brook Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill Branch in Spring
Hill; Lawrenceburg Branch and Crockett Branch in Lawrenceburg; Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks.   At December 31, 1997, approximately $8.9
million was required to be maintained at the Federal Reserve
Bank.


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

  		Debt and equity securities that are bought and held principally for the purpose of selling them in

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Securities (Continued)

  the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.


  Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

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


		Interest on loans is accrued daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in nonaccrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.


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

  The Bank's recorded value for other real estate was approximately $410 thousand at December 31, 1997, and $450 thousand at December 31, 1996.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established through provisions for loan losses charged against income. Loan quality is monitored by Loan Review and

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Allowance for Possible Loan Losses (Continued)

the Credit Administrator. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance account in the period such determination is made. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses.


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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1997 - $182,613; 1996 - $224,212;  and  1995 - $168,020.

Earnings Per Share

	The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share". which supersedes APB Opinion No.
15. This statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share will not change. Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		Securities with an amortized cost of $116,315,234 and $103,540,673 at December 31, 1997 and 1996, respectively (fair value: 1997 - $117,969,544; 1996 - $104,061,311), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1997, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

			                                Amortized		       Gross		Unrealized		       Fair
                                  			Cost		        Gain		           Loss		       Value
	December 31, 1997
	Available-for-sale securities
	    U.S. Treasury	              $ 	22,337,240	   $  	233,853	   $	 14,893	   $	 22,556,200
	    U.S. Government agencies		     23,834,686		       53,172		     92,413		     23,795,445
     Other securities		              2,749,094		      422,591	     	 2,000		      3,169,685

		                               $	 48,921,020	   $	  709,616	   $	109,306	   $ 	49,521,330
	Held-to-maturity securities
	    U.S. Treasury	              $ 	10,432,892	   $	  209,508	   $	   -	      $	 10,642,400
	    U.S. Government agencies		     36,552,480		      657,930		      2,048		     37,208,362
	    States and political
       subdivisions		               48,465,174		    1,218,108		     12,144		     49,671,138
	    Other securities		                815,421		       33,735		       -		           849,156

                              		$  	96,265,967	   $ 2,119,281	   $  14,192	   $  98,371,056

	December 31, 1996

	Available-for-sale securities
	    U.S. Treasury	             $  	26,412,520	   $  	162,913	   $ 	63,634	   $  	26,511,799
	    U.S. Government agencies		     26,850,441		       45,866		    318,203	 	     26,578,104
	    Other securities		              2,635,338		      565,044		    148,750		       3,051,632

                              		$  	55,898,299	   $  	773,823	   $ 530,587	   $  	56,141,535
	Held-to-maturity securities
	    U.S. Treasury	             $  	30,504,935	   $ 	 106,345	   $	 22,080	   $  	30,589,200
	    U.S. Government agencies		     39,679,582		      245,034		     87,434		      39,837,182
	    States and political
      subdivisions		                47,538,074		      700,948		    283,420		      47,955,602
	    Other securities		                819,159		       24,878		       -		            844,037

		                              $	 118,541,750	   $	1,077,205	   $	392,934	   $	 119,226,021

<F1>
Table I - Amortized Cost and Fair Value of Investment Securities.


               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES (Continued)

		At December 31, 1997, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.


		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1997, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of available-for-sale securities were $11,008,435, $3,020,054, and $7,306,453 during 1997, 1996, and 1995, respectively. Proceeds from the maturity or call of held-to-maturity securities were $32,386,811, $56,112,000, and $18,848,992 during 1997, 1996, and
1995, respectively. Gross gains of $489,697 and gross losses of $1,725 were realized on dispositions in 1997. There were no realized gains or losses in 1996. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995.

                                  		Amortized		          Fair		        Yield
                                     		Cost	            	Value		    (Unaudited)
Available-for-sale securities
U.S. Treasury
   Within one year	                $ 	8,051,787	       $ 	8,049,800		   5.5%
   After one but within five years		 14,285,453		        14,506,400		   6.2%
U.S. Government agencies
   Within one year		                  3,994,953		         3,999,700		   6.1%
   After one but within five years		 19,585,333		        19,541,020		   5.8%
   After ten years		                    254,400		           254,725		   6.1%
Other securities		                    2,749,094		         3,169,685		   9.0%

                                  	$	48,921,020	       $	49,521,330
Held-to-maturity securities
U.S. Treasury
   After one but within five years $	10,432,892	       $	10,642,400		   6.4%
U.S. Government agencies
   Within one year		                  2,999,150		         2,997,100		   5.4%
   After one but within five years   18,669,684		        19,008,962		   6.6%
   After five but within ten years		 14,883,646		        15,202,300		   6.5%
States and political subdivisions
   Within one year		                  3,239,829		         3,286,218		   9.3%
   After one but within five years		 13,595,854		        13,865,175		   7.7%
   After five but within ten years		 18,510,918		        18,983,557		   7.4%
   After ten years		                 13,118,573		        13,536,188		   7.8%
Other securities
   After one but within five years		    315,421		           323,206		   8.0%
   After five but within ten years		    500,000		           525,950		   7.3%

                                  	$	96,265,967	       $	98,371,056

<F2>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

    		                                           1997		          1996

Commercial, financial and agricultural	   $  	60,592,529	 $ 	54,565,335
Tax exempt municipal loans		                     768,125		      605,933
Real estate
   Construction		                              5,861,866		    8,751,021
   Commercial mortgages		                     52,968,199		   46,114,930
   Residential mortgages		                   146,768,418		  125,854,753
   Other                                     		5,869,654		    7,115,749
Consumer loans		                              58,879,231		   60,993,583

                                           		331,708,022	  	304,001,304
Less:
   Net unamortized loan origination fees		      (347,839)		    (269,260)
   Allowance for possible loan losses		       (2,943,000)		  (2,926,063)

	                                         $	328,417,183   $	300,805,981

<F3>
Table III - Loans Outstanding  by Category at December 31, 1997
and 1996

                                  (In Thousands of Dollars)
                                  		Within		     One to		       After
                                 		One Year		   Five Years		  Five Years		   Total
Fixed rate loans	                $ 	78,350	     $ 	47,052	     $ 	40,499	   $	165,901
Variable rate loans		               93,752		       30,484		       41,571		    165,807

                                	$	172,102	      $	77,536	      $	82,070	   $	331,708

<F4>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1997


		Loans having recorded investments of $2,954,000 at December 31, 1997, have been identified as impaired. The total allowance for possible loan losses related to these loans was $1,146,000.
Interest received on these loans during 1997 was $479,698.
Impaired loans had recorded investments of approximately
$5,136,000 at December 31, 1996.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1997 and 1996, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1997 or 1996.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

                                   		Balance at
                                   		Beginning 				              Amount		  Balance at
                                   		 of Year		     Additions		 Collected		End of Year

            1997
Aggregate of certain party loans	   $	8,222,262	  $	12,488,090	 $	8,276,031	 $	12,434,321

            1996
Aggregate of certain party loans	   $	7,706,004	  $	 8,454,247  $	7,937,989	 $	 8,222,262

<F5>
Table V - Analysis of Activity in Certain Party Loans


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          		1997		        1996		        1995
Balance at beginning of year	           $	2,926,063	  $	2,678,386  	$	2,342,290
Provision charged to operating expenses 		1,940,000		   1,300,000		     670,000
Loan losses:
  Loans charged off                    		(2,064,138)		 (1,388,422)		   (555,957)
  Recoveries on loans previously
   charged off                            		141,075		     336,099		     222,053

Balance at end of year	                 $	2,943,000	  $	2,926,063	  $	2,678,386

<F6>
Table VI - Changes in the Allowance for Possible Loan Losses

		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1997.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.


NOTE 5 - BANK PREMISES AND EQUIPMENT

                                            		1997		         1996
Land	                                     $	1,348,288	   $	1,348,288
Premises		                                  7,027,521		    7,013,942
Furniture and equipment		                   3,857,459		    4,068,373
Leasehold improvements		                    1,209,113		    1,149,732
                                         		13,442,381		   13,580,335
Less allowance for depreciation and
 amortization		                            (7,029,016)		  (6,750,860)
                                        	 $	6,413,365	   $	6,829,475

<F7>
Table VII - Premises and Equipment at December 31, 1997 and 1996

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

		Annual provisions for depreciation and amortization of bank premises and equipment total $651,619 for 1997, $685,005 for 1996, and $645,816 for 1995. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $2,670,000 at December 31, 1997.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1997, additional dividends of approximately $15,900,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

                        			1998	       $   513,083
                        			1999		          121,128
                        			2000		          124,128
                        			2001		          124,128
                        			2002		           86,328
                  			Thereafter           		94,200

	Total future minimum lease payments			$	1,062,995

<F8>
Table VIII - Future Minimum Lease Commitments

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

  		                                      1997	        1996		       1995
Current:
   Federal                           	$	2,416,401	 $	2,422,550	 $	2,166,566
   State		                                557,218		    628,788		    585,606

     Total current                    		2,973,619		  3,051,338		  2,752,172

Deferred:
   Federal	     	                         215,949		   (137,700)		  (198,393)
   State                                 		38,108		    (24,299)		   (35,010)

     Total deferred		                     254,057		   (161,999)		  (233,403)

     Total provision for income taxes	$	3,227,676	 $	2,889,339	 $	2,518,769

<F8>
Table IX - Provisions for Income Taxes

		                                        1997		        1996		        1995
Allowance for possible loan losses	  $	  776,888   $  	914,386	  $   815,315
Write-down of other real estate		           -          177,120       177,120
Deferred compensation		                  403,857       336,255	      256,139
Deferred loan fees		                      19,823        26,863        44,051
  Deferred tax asset	                  1,200,568     1,454,624     1,292,625

Unrealized gain on AFS securities		     (240,124)		    (97,294)		   (157,392)

  Deferred tax liability              		(240,124)		   ( 97,294)		   (157,392)

    Net deferred tax asset	          $  	960,444   $	1,357,330	  $	1,135,233

<F10>
Table X - Deferred Tax Effects of Principal Temporary Differences

		                                        1997		        1996		        1995
Tax expense at statutory rate	        $	3,495,754	  $	3,317,086	  $	2,935,722
Increase (decrease) in taxes
  resulting from:
    Tax-exempt interest		                (896,112)		   (859,383)		   (783,011)
    Nondeductible interest expense		      106,329		     101,534		      89,491
    Employee benefits		                   (55,560) 		   (34,685)		    (22,418)
    Other nondeductible expenses
      (nontaxable income) - net		          11,146	 	     13,515	 	     (5,695)
    State income taxes, net of
      federal	tax benefit               		392,915		     398,963	 	    363,393
    Dividend income exclusion		           (33,239)	 	   (34,855)	 	   (18,324)
    Other		                                55,891	 	    (12,836)		    (40,388)
Total provision for income taxes	     $	3,227,676	  $	2,889,339	  $	2,518,769
Effective tax rate		                         31.4%		       29.6%		       29.2%

<F11>
Table XI - Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal
           Statutory Rate (34% Each Year)

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1997, 1996, and 1995 amounted to $2,927,000, $3,140,000 and $2,756,442, respectively.

A net deferred tax asset was included in other assets in the accompanying consolidated balance sheets.


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

		The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 1997, were $21,735,000 and $1,977,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		 Interest paid on deposits and other borrowings during 1997, 1996, and 1995 amounted to $17,049,703, $17,206,708, and
$14,845,107, respectively.


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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1997 and 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of September 30, 1997, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                     		  							                     TO BE	WELL
                                          									                               CAPITALIZED	UNDER
                               			                 		          FOR CAPITAL		           PROMPT	CORRECTIVE
                                         ACTUAL				         ADEQUACY PURPOSES		        ACTION PROVISIONS
As of December 31, 1997	            Amount	 	  Ratio	     Amount	  	Ratio > or=		    Amount		  Ratio > or =

Total Capital (to Risk Weighted
 Assets) Consolidated	             61,732,093		19.68%		  25,098,756		   8.00%		     31,373,445		10.00%
         Bank	                     61,153,956		19.54%		  25,040,651		   8.00%		     31,300,813		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             58,789,093		18.74%		  12,549,378		   4.00%		     18,824,067		 6.00%
         Bank	                     58,210,956		18.60%		  12,520,325		   4.00%		     18,780,488		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             56,515,935		10.73%		  21,073,801		   4.00%		     26,342,251		 5.00%
         Bank	                     55,946,149		10.63%		  21,047,205		   4.00%		     26,309,006		 5.00%

As of December 31, 1996
Total Capital (to Risk Weighted
 Assets) Consolidated             	56,004,592		18.69%		  23,972,003		   8.00%		     29,965,004		10.00%
         Bank	                     55,472,014		18.55%		  23,923,241   		8.00%		     29,904,051		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             53,078,528		17.71%		  11,988,374		   4.00%		     17,982,562		 6.00%
         Bank	                     52,545,950		17.57%		  11,962,652		   4.00%		     17,943,978		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             52,066,624		10.36%		  20,102,944		   4.00%		     25,128,680		 5.00%
         Bank	                     50,574,336		10.07%		  20,089,111		   4.00%		     25,111,388		 5.00%

<F12>
Table XII - Capital Amounts and Capital Adequacy Ratios

NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a nonprofit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $684,227, $661,307 and $633,459, in 1997, 1996, and
1995, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1997 - $645,985; 1996 - $620,657) purchased in 1993 to fund the plan and the related liability (1997 - $501,255; 1996 - $513,792) were included in other assets and other liabilities, respectively.  Net noncash income recognized on these policies of $25,328 in 1997 and $26,436 in 1996 is
included in the above asset values.   Net noncash income was
$14,133 in 1995. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $42,463 in 1997, $64,024 in 1996, and $106,066 in 1995.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense, net of benefits paid out in 1997 and accruals, of $173,841 for 1997, $172,871 for 1996, and
$176,727 for 1995 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $385,000, were purchased in 1997 for new participants. Net noncash income recognized on these policies of $103,953 in 1997 and $85,249 in 1996 is included in the cash surrender values of $2,376,124 and $1,887,171 reported in other assets at December 31, 1997 and 1996, respectively. Net noncash income was $51,803 in 1995.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (1997 - $819,460; 1996 - $785,330) is included in other assets, and net noncash income recognized on this policy of $34,130 in 1997 and net expense of $9,670 in 1996 is included in the above asset values.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan. These policies have an aggregate face amount of $3,163,750.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                              		December		31,1997		         December		31,1997
                              Carrying		     Fair      	 	Carrying		     Fair
                             		Amount		      Value		       Amount		      Value
Financial assets		                        (DOLLARS		IN		THOUSANDS)
 Cash and due from banks	     $	29,873	   $	29,873	       $	27,917	   $	27,917
 Federal funds sold		           12,800		    12,800		          -		         -
 Securities held to maturity		  96,266		    98,371		       118,542		   119,226
 Securities available for
  sale		                        48,921		    49,521		        55,898		    56,142
 Loans, net                  		328,417		   325,323		       300,806		   309,401
 Accrued interest receivable		   5,366		     5,366		         5,549		     5,549

Financial liabilities
 Deposits		                    470,282		   456,557		       460,573		   449,129
 Federal funds purchased      		  -		         -		            5,000		     5,000
 Short term borrowings		           602		       602		           523		       523
 Accrued interest payable		      2,794		     2,794	         	2,539		     2,539

<F13>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1997, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	 	                            First		     Second	 	     Third		    Fourth
                            		Quarter 	   	Quarter	 	   Quarter		   Quarter		       Total
1997

Interest income	            $	9,362,178	 $	9,705,584	 $	9,774,855	 $	9,804,468	 $	38,647,085
Interest expense		            4,258,739		  4,330,171		  4,361,715		  4,353,765		  17,304,390

Net interest income		         5,103,439		  5,375,413		  5,413,140		  5,450,703		  21,342,695
Provision for possible loan
 losses		                       450,000		    290,000		    550,000	    	650,000		   1,940,000
Noninterest expenses, net
 of noninterest income		      2,394,981		  2,405,847		  2,388,160		  1,932,079		   9,121,067
Income before income taxes		  2,258,458		  2,679,566		  2,474,980		  2,868,624		  10,281,628
Income taxes		                  556,134		    795,731		    917,613		    958,198		   3,227,676

Net income	                 $	1,702,324	 $	1,883,835	 $	1,557,367	 $	1,910,426	 $	 7,053,952

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.35	 $	     1.11	 $	     1.36	 $	      5.04

                             		First		     Secon  		     Third		     Fourth
                            		Quarter		    Quarter		    Quarter		    Quarter		      Total
1996
Interest income	            $	9,052,224	 $	9,280,303	 $	9,249,133	 $	9,501,009	 $	37,082,669
Interest expense		            3,989,386		  4,153,059		  4,260,324		  4,308,988		  16,711,757

Net interest income		         5,062,838		  5,127,244		  4,988,809		  5,192,021		  20,370,912
Provision for possible loan
 losses		                       250,000		    300,000		    200,000		    550,000		   1,300,000
Noninterest expenses, net
 of noninterest income		      2,327,604		  2,234,505		  2,335,349		  2,417,319		   9,314,777

Income before income taxes		  2,485,234		  2,592,739		  2,453,460		  2,224,702		   9,756,135
Income taxes		                  777,319		    776,659		    694,636		    640,725		   2,889,339

Net income	                 $	1,707,915	 $	1,816,080	 $	1,758,824	 $	1,583,977	 $	 6,866,796

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.30	 $	     1.25	 $	     1.13	 $	      4.90

<F14>
Table XIV - Consolidated Quarterly Results of Operations

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS

				The Bank does not have any foreign offices and all deposits
are serviced in its sixteen domestic offices.  The average
amounts of deposits and the average rates paid are summarized in
Table XV.  Maturities  of  time deposits of $100,000 or more at
December 31 are indicated in Table XVI.

                                  		        Year	Ended	December	31
		                                      1997   	 			    	  1996	   			      	1995
                                 	         	(Dollars in Thousands)
Demand deposits	                 $	62,909	   	- 	%	 $	61,509   	- 	%  $	56,730		  -	 %
NOW and money market accounts		   166,914		  3.37		 	158,450		 3.37			 149,016		 3.51
Savings deposits		                 43,775		  3.37			  37,421		 3.22			  34,629		 3.00
Time deposits of less than
 $100,000		                       152,389		  5.29			 151,952		 5.40			 136,568		 5.30
Time deposits of $100,000 or
 more		                            37,686		  5.42			  34,539  	5.41			  32,524		 5.35

Total In Domestic Offices	       $463,673		  3.71%	 $443,870		 3.74%	 $409,467		 3.72%

<F15>
  Table XV - Average Amounts of Deposits and Average Rates Paid
             by Deposit Type at December 31

                                  1997		      1996		      1995
                                 				(Dollars In Thousands)
        Under 3 months	        $ 	9,308	   $	11,680	   $ 	7,877
        3 to 12 months	         	25,981		    22,638		    18,407
        Over 12 months		          4,039		     4,812		     4,310

                               $ 39,328    $ 39,130    $ 30,594

<F16>
Table XVI - Maturities of Time Deposits of $100,000 or More at
            December 31

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1997 and 1996
                            (In Thousands of Dollars)
Assets		                                           1997		         1996
Cash	                                            $     72	      $	   142
Investment in bank subsidiary - at equity		        59,565		       53,870
Investment in credit life insurance company
 - at cost		                                           50		           50
Investment in other securities	                        25		           22
Dividends receivable from bank subsidiary		           784		          714
Cash surrender value - life insurance		               651		          489
Other assets		                                       -		               1

   Total assets	                                 $	61,147	      $	55,288

Liabilities and Stockholders' Equity
Liabilities
  Payable to directors	                          $	   220	      $	   173
  Dividends payable		                                 784		          714

    Total liabilities		                             1,004		          887
Stockholders' equity
  Common stock - $10 par value, authorized
   4,000,000	shares; 1,400,000 shares
   issued and outstanding		                        14,000		       14,000
  Retained earnings		                              45,783		       40,255
  Net unrealized gain (loss) on
   available-for-sale securities, net of
   tax		                                              360		          146
    Total stockholders' equity		                   60,143		       54,401

    Total liabilities and stockholders' equity   $ 61,147       $ 55,288

<F17>
Table XVII - Condensed Statements of Balance Sheet of Parent

                           Condensed Statements of Income
                        Years Ended December 31, 1997 and 1996
                              (In Thousands of Dollars)
                                                   		1997		       1996
  Dividends from bank subsidiary                  $ 1,526      $ 1,372
  Other dividend income		                              80		         85
  Interest income		                                     8		          6
  Other                                              		34		         28
Operating expenses		                                   76		         68
   Income before equity in undistributed net
    income of bank subsidiary		                     1,572		      1,423

Equity in undistributed net income of bank
 subsidiary		                                       5,482		      5,444
       Net Income	                                $	7,054	     $	6,867

<F18>
Table XVIII - Condensed Statements of Income of Parent

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
          (Continued)

                         Condensed Statements of Cash Flows
                       Years Ended December 31, 1997 and 1996
                            (In Thousands of Dollars)
                                       		1997	           	1996
Operating activities
  Net income for the year              	$	7,054	        $ 6,867
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
   Equity in undistributed net income
    of bank subsidiary		                 (5,482)		       (5,444)
   Increase in other assets		               (98)		         (111)
   Increase in payables		                    47		            44

      Total adjustments		                (5,533)	 	      (5,511)

   Net cash provided by operating
    activities		                          1,521		         1,356

Net cash provided by (used in)
 investing activities
 Purchases of investment securities      		(119)		         (133)
 Proceeds from maturities of
  investment securities                     119		           137
 Purchase of single premium life
  insurance policy		                       (135)	           -

    Net cash provided by (used in)
     investing activities		                (135)		            4

Net cash used in financing activities
 Cash dividends paid		                   (1,456)		       (1,288)

   Increase (decrease) in cash		            (70)		           72

Cash at beginning of year		                 142		            70

Cash at end of year	                   $    	72	        $  	142

<F19>
Table XIX - Condensed Statements of Cash Flows of Parent




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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters.

A discussion of the registrant's common stock and related security holder matters is incorporated herein by reference to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations which are a part of the Annual Report to Stockholders which is included in this filing.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996
ASSETS			                                                1997		          1996

Cash and due from banks		                          $  	29,873,333	 $  	27,916,507
Federal funds sold			                                  12,800,000	          -
Securities
 Available for sale (amortized cost $48,921,020
  and $55,898,299 respectively)			                     49,521,330		    56,141,535
 Held to maturity (fair value $98,371,056 and
  $119,226,021 respectively)			                        96,265,967		   118,541,750
      Total securities - Note 2			                    145,787,297		   174,683,285
Loans, net of unearned income - Note 3			             331,360,183		   303,732,044
 Allowance for possible loan losses - Note 4			        (2,943,000)		   (2,926,063)
         Net loans		                                 	328,417,183		   300,805,981
Bank premises and equipment, at cost less
 allowance for depreciation - Note 5			                 6,413,365		     6,829,475
Other assets			                                        14,030,993		    15,094,426
         TOTAL ASSETS		                             $	537,322,171	  $	525,329,674
LIABILITIES
Deposits
 Noninterest-bearing		                              $ 	80,204,767	  $ 	75,589,511
 Interest-bearing (including certificates of
  deposit over $100,000:
   1997 - $39,327,957; 1996 - $39,129,547)			         390,077,040		   384,983,050
         Total deposits			                            470,281,807		   460,572,561
Federal funds purchased			                                 -		          5,000,000
Dividends payable			                                      784,000		       714,000
Other short term liabilities			                           602,100		       522,928
Accounts payable and accrued liabilities			             5,510,940		     4,119,059
         TOTAL LIABILITIES			                         477,178,847		   470,928,548
COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued and
 outstanding			                                        14,000,000		    14,000,000
Retained earnings - Note 6			                          45,783,137		    40,255,185
Net unrealized gain on available-for-sale
 securities, net of tax			                                360,187		       145,941
         TOTAL STOCKHOLDERS' EQUITY			                 60,143,324		    54,401,126
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY		                                  $	537,322,171	  $	525,329,674


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                                                               		   	 	Net Unrealized
                                                               					   Gain (Loss) On
                                             		Common	    	Retained  		Available-for-sale
                                              		Stock  		  Earnings		     Securities		         Total
BALANCE AT JANUARY 1, 1995	                $	14,000,000	$	29,876,683	    $	(48,557)	       $	43,828,126
Net income for the year		                        -		       6,115,706		        -		             6,115,706
Cash dividends declared, $.88 per share		        -		      (1,232,000)		       -		            (1,232,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          284,643		           284,643

BALANCE AT DECEMBER 31, 1995		               14,000,000		 34,760,389		      236,086		        48,996,475
Net income for the year		                        -		       6,866,796		        -		             6,866,796
Cash dividends declared, $.98 per share		        -		      (1,372,000)		       -		            (1,372,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          (90,145)		          (90,145)

BALANCE AT DECEMBER 31, 1996		              14,000,000		  40,255,185		      145,941		        54,401,126
Net income for the year		                        -		       7,053,952		        -		             7,053,952
Cash dividends declared, $1.09 per share		       -		      (1,526,000)		       -		            (1,526,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          214,246		           214,246

BALANCE AT DECEMBER 31, 1997	              $	14,000,000	$	45,783,137	     $	360,187	       $	60,143,324


The accompanying notes are an integral part of the consolidated financial statements.


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                           		1997	       	1996       		1995
INTEREST INCOME
 Interest and fees on loans	             $	28,841,420	$	27,343,817	$	25,857,982
 Income on investment securities
  Taxable interest		                        6,802,934		  6,892,118		  6,179,492
  Exempt from federal income tax		          2,488,475		  2,366,764		  2,156,813
  Dividends		                                 260,759		    256,951		    177,790
                                          		9,552,168		  9,515,833		  8,514,095
 Other interest income		                      253,497		    223,019		    121,492
       TOTAL INTEREST INCOME		             38,647,085		 37,082,669		 34,493,569
INTEREST EXPENSE
 Interest on deposits		                    17,218,537	  16,617,525	  15,247,875
 Interest on other short term borrowings		     85,853		     94,232		    174,370
       TOTAL INTEREST EXPENSE		            17,304,390	  16,711,757		 15,422,245
         NET INTEREST INCOME		             21,342,695		 20,370,912		 19,071,324
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4		                                 1,940,000		  1,300,000		    670,000
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES		        19,402,695	  19,070,912		 18,401,324
NONINTEREST INCOME
 Trust department income		                  1,470,568		  1,323,525		  1,251,642
 Service fees on deposit
  accounts		                                3,744,381		  3,373,805		  2,697,332
 Other service fees, commissions, and
  fees	                                      	845,072		    745,523		    300,407
 Other operating income		                     394,322		    363,430		    322,634
 Securities gains (losses)		                  487,972		       -		         1,182
      TOTAL NONINTEREST INCOME		            6,942,315		  5,806,283		  4,573,197
NONINTEREST EXPENSES
 Salaries and employee benefits		           7,319,460		  7,030,588	   6,620,827
 Net occupancy expense		                    1,316,588		  1,211,067		  1,279,434
 Furniture and equipment expense		          1,500,486		  1,580,753		  1,382,769
 Deposit insurance		                           57,004		      6,549		    499,709
 Other operating expenses		                 5,869,844		  5,292,103		  4,557,307
       TOTAL NONINTEREST EXPENSES		        16,063,382		 15,121,060		 14,340,046
         INCOME BEFORE PROVISION FOR
          INCOME TAXES		                   10,281,628		  9,756,135		  8,634,475
PROVISION FOR INCOME TAXES - Note 8	       	3,227,676		  2,889,339		  2,518,769
             NET INCOME            	     $ 	7,053,952	$ 	6,866,796	$ 	6,115,706

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares)	         $	      5.04	$	      4.90	$	      4.37

The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                               		         1997		        1996         1995
OPERATING ACTIVITIES
 Net income	                         $ 	7,053,952	 $ 	6,866,796	 $ 	6,115,706
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
 Excess of provision for possible
  loan losses	over net charge offs         16,937		     247,677		     336,096
 Provision for depreciation and
  amortization of premises and
  equipment		                             651,619		     685,005		     645,816
 Provision for depreciation of
  leased equipment		                      834,400		     521,500		       -
 Amortization of deposit base
  intangibles		                           182,613		     224,212		    168,020
 Amortization of investment
  security premiums, net of
  accretion of discounts		                470,853		     553,355		    641,104
 Increase in cash surrender value
  of life insurance contracts		          (163,412)		   (111,685)		   (65,936)
 Deferred income taxes		                  254,057		    (161,999)		  (233,403)
  (Increase) decrease in Interest
  receivable		                            182,632		    (125,119)		  (255,109)
  Other assets		                           15,313		     307,844		    912,162
 Increase (decrease) in
  Interest payable		                      254,687		    (494,950)		   577,137
  Other liabilities		                   1,137,196		     (61,704)		   458,939

       TOTAL ADJUSTMENTS	              	3,836,895		   1,584,136		  3,184,826

       NET CASH PROVIDED BY
        OPERATING ACTIVITIES		         10,890,847	   	8,450,932		  9,300,532

INVESTING ACTIVITIES
 Proceeds from maturities, calls,
  and sales of available-for-sale
  securities		                        11,008,435		    3,020,054		  7,306,453
 Proceeds from maturities and calls
  of held-to-maturity securities		    32,386,811		   56,112,000		 18,848,992
 Purchases of investment securities
  Available-for-sale                  (4,157,188)		 (48,222,295)		(3,168,200)
  Held-to-maturity		                 (10,455,849)		 (47,364,954)		(6,459,372)
 Net increase in loans		             (27,628,139)		 (11,801,733) (29,236,191)
 Purchases of premises and
  equipment		                           (235,509)		  (1,116,543)		  (850,672)
 Purchase of equipment leased        		    -		       (2,607,500)		     -
 Purchase of deposit base
  intangibles		                            -		       (1,124,258)		     -
 Purchase of single premium life
  insurance contract		                  (385,000)		    (785,330)		     -

       NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES		        533,561		  (53,890,559)		(13,558,990)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits      		9,709,246		   29,930,577		   5,625,638
 Assumption of deposit liabilities
  - Note 12		                              -		       19,863,923		       -
 Net increase (decrease) in short
  term borrowings		                   (4,920,828)		  (6,432,072)		  4,355,000
 Cash dividends		                     (1,456,000)		  (1,288,000)		 (1,176,000)

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES		         3,332,418		   42,074,428		   8,804,638

       INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS		        14,756,826		   (3,365,199)	  	4,546,180

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		                  27,916,507		   31,281,706		  26,735,526

CASH AND CASH EQUIVALENTS AT END
 OF YEAR	                           $	42,673,333	  $	27,916,507	 $	31,281,706


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

		As of December 31, 1997, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fifteen (15) branches:
High Street Branch, Northside Branch, Shady Brook Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill Branch in Spring
Hill; Lawrenceburg Branch and Crockett Branch in Lawrenceburg; Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks.   At December 31, 1997, approximately $8.9
million was required to be maintained at the Federal Reserve
Bank.


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

  		Debt and equity securities that are bought and held principally for the purpose of selling them in

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Securities (Continued)

  the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.


  Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

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


		Interest on loans is accrued daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in nonaccrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.


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

  The Bank's recorded value for other real estate was approximately $410 thousand at December 31, 1997, and $450 thousand at December 31, 1996.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established through provisions for loan losses charged against income. Loan quality is monitored by Loan Review and

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Allowance for Possible Loan Losses (Continued)

the Credit Administrator. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance account in the period such determination is made. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses.


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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1997 - $182,613; 1996 - $224,212;  and  1995 - $168,020.

Earnings Per Share

	The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share". which supersedes APB Opinion No.
15. This statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share will not change. Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		Securities with an amortized cost of $116,315,234 and $103,540,673 at December 31, 1997 and 1996, respectively (fair value: 1997 - $117,969,544; 1996 - $104,061,311), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1997, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

			                                Amortized		       Gross		Unrealized		       Fair
                                  			Cost		        Gain		           Loss		       Value
	December 31, 1997
	Available-for-sale securities
	    U.S. Treasury	              $ 	22,337,240	   $  	233,853	   $	 14,893	   $	 22,556,200
	    U.S. Government agencies		     23,834,686		       53,172		     92,413		     23,795,445
     Other securities		              2,749,094		      422,591	     	 2,000		      3,169,685

		                               $	 48,921,020	   $	  709,616	   $	109,306	   $ 	49,521,330
	Held-to-maturity securities
	    U.S. Treasury	              $ 	10,432,892	   $	  209,508	   $	   -	      $	 10,642,400
	    U.S. Government agencies		     36,552,480		      657,930		      2,048		     37,208,362
	    States and political
       subdivisions		               48,465,174		    1,218,108		     12,144		     49,671,138
	    Other securities		                815,421		       33,735		       -		           849,156

                              		$  	96,265,967	   $ 2,119,281	   $  14,192	   $  98,371,056

	December 31, 1996

	Available-for-sale securities
	    U.S. Treasury	             $  	26,412,520	   $  	162,913	   $ 	63,634	   $  	26,511,799
	    U.S. Government agencies		     26,850,441		       45,866		    318,203	 	     26,578,104
	    Other securities		              2,635,338		      565,044		    148,750		       3,051,632

                              		$  	55,898,299	   $  	773,823	   $ 530,587	   $  	56,141,535
	Held-to-maturity securities
	    U.S. Treasury	             $  	30,504,935	   $ 	 106,345	   $	 22,080	   $  	30,589,200
	    U.S. Government agencies		     39,679,582		      245,034		     87,434		      39,837,182
	    States and political
      subdivisions		                47,538,074		      700,948		    283,420		      47,955,602
	    Other securities		                819,159		       24,878		       -		            844,037

		                              $	 118,541,750	   $	1,077,205	   $	392,934	   $	 119,226,021

<F1>
Table I - Amortized Cost and Fair Value of Investment Securities.


               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES (Continued)

		At December 31, 1997, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.


		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1997, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of available-for-sale securities were $11,008,435, $3,020,054, and $7,306,453 during 1997, 1996, and 1995, respectively. Proceeds from the maturity or call of held-to-maturity securities were $32,386,811, $56,112,000, and $18,848,992 during 1997, 1996, and
1995, respectively. Gross gains of $489,697 and gross losses of $1,725 were realized on dispositions in 1997. There were no realized gains or losses in 1996. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995.

                                  		Amortized		          Fair		        Yield
                                     		Cost	            	Value		    (Unaudited)
Available-for-sale securities
U.S. Treasury
   Within one year	                $ 	8,051,787	       $ 	8,049,800		   5.5%
   After one but within five years		 14,285,453		        14,506,400		   6.2%
U.S. Government agencies
   Within one year		                  3,994,953		         3,999,700		   6.1%
   After one but within five years		 19,585,333		        19,541,020		   5.8%
   After ten years		                    254,400		           254,725		   6.1%
Other securities		                    2,749,094		         3,169,685		   9.0%

                                  	$	48,921,020	       $	49,521,330
Held-to-maturity securities
U.S. Treasury
   After one but within five years $	10,432,892	       $	10,642,400		   6.4%
U.S. Government agencies
   Within one year		                  2,999,150		         2,997,100		   5.4%
   After one but within five years   18,669,684		        19,008,962		   6.6%
   After five but within ten years		 14,883,646		        15,202,300		   6.5%
States and political subdivisions
   Within one year		                  3,239,829		         3,286,218		   9.3%
   After one but within five years		 13,595,854		        13,865,175		   7.7%
   After five but within ten years		 18,510,918		        18,983,557		   7.4%
   After ten years		                 13,118,573		        13,536,188		   7.8%
Other securities
   After one but within five years		    315,421		           323,206		   8.0%
   After five but within ten years		    500,000		           525,950		   7.3%

                                  	$	96,265,967	       $	98,371,056

<F2>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

    		                                           1997		          1996

Commercial, financial and agricultural	   $  	60,592,529	 $ 	54,565,335
Tax exempt municipal loans		                     768,125		      605,933
Real estate
   Construction		                              5,861,866		    8,751,021
   Commercial mortgages		                     52,968,199		   46,114,930
   Residential mortgages		                   146,768,418		  125,854,753
   Other                                     		5,869,654		    7,115,749
Consumer loans		                              58,879,231		   60,993,583

                                           		331,708,022	  	304,001,304
Less:
   Net unamortized loan origination fees		      (347,839)		    (269,260)
   Allowance for possible loan losses		       (2,943,000)		  (2,926,063)

	                                         $	328,417,183   $	300,805,981

<F3>
Table III - Loans Outstanding  by Category at December 31, 1997
and 1996

                                  (In Thousands of Dollars)
                                  		Within		     One to		       After
                                 		One Year		   Five Years		  Five Years		   Total
Fixed rate loans	                $ 	78,350	     $ 	47,052	     $ 	40,499	   $	165,901
Variable rate loans		               93,752		       30,484		       41,571		    165,807

                                	$	172,102	      $	77,536	      $	82,070	   $	331,708

<F4>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1997


		Loans having recorded investments of $2,954,000 at December 31, 1997, have been identified as impaired. The total allowance for possible loan losses related to these loans was $1,146,000.
Interest received on these loans during 1997 was $479,698.
Impaired loans had recorded investments of approximately
$5,136,000 at December 31, 1996.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1997 and 1996, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1997 or 1996.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

                                   		Balance at
                                   		Beginning 				              Amount		  Balance at
                                   		 of Year		     Additions		 Collected		End of Year

            1997
Aggregate of certain party loans	   $	8,222,262	  $	12,488,090	 $	8,276,031	 $	12,434,321

            1996
Aggregate of certain party loans	   $	7,706,004	  $	 8,454,247  $	7,937,989	 $	 8,222,262

<F5>
Table V - Analysis of Activity in Certain Party Loans


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          		1997		        1996		        1995
Balance at beginning of year	           $	2,926,063	  $	2,678,386  	$	2,342,290
Provision charged to operating expenses 		1,940,000		   1,300,000		     670,000
Loan losses:
  Loans charged off                    		(2,064,138)		 (1,388,422)		   (555,957)
  Recoveries on loans previously
   charged off                            		141,075		     336,099		     222,053

Balance at end of year	                 $	2,943,000	  $	2,926,063	  $	2,678,386

<F6>
Table VI - Changes in the Allowance for Possible Loan Losses

		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1997.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.


NOTE 5 - BANK PREMISES AND EQUIPMENT

                                            		1997		         1996
Land	                                     $	1,348,288	   $	1,348,288
Premises		                                  7,027,521		    7,013,942
Furniture and equipment		                   3,857,459		    4,068,373
Leasehold improvements		                    1,209,113		    1,149,732
                                         		13,442,381		   13,580,335
Less allowance for depreciation and
 amortization		                            (7,029,016)		  (6,750,860)
                                        	 $	6,413,365	   $	6,829,475

<F7>
Table VII - Premises and Equipment at December 31, 1997 and 1996

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

		Annual provisions for depreciation and amortization of bank premises and equipment total $651,619 for 1997, $685,005 for 1996, and $645,816 for 1995. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $2,670,000 at December 31, 1997.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1997, additional dividends of approximately $15,900,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

                        			1998	       $   513,083
                        			1999		          121,128
                        			2000		          124,128
                        			2001		          124,128
                        			2002		           86,328
                  			Thereafter           		94,200

	Total future minimum lease payments			$	1,062,995

<F8>
Table VIII - Future Minimum Lease Commitments

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

  		                                      1997	        1996		       1995
Current:
   Federal                           	$	2,416,401	 $	2,422,550	 $	2,166,566
   State		                                557,218		    628,788		    585,606

     Total current                    		2,973,619		  3,051,338		  2,752,172

Deferred:
   Federal	     	                         215,949		   (137,700)		  (198,393)
   State                                 		38,108		    (24,299)		   (35,010)

     Total deferred		                     254,057		   (161,999)		  (233,403)

     Total provision for income taxes	$	3,227,676	 $	2,889,339	 $	2,518,769

<F8>
Table IX - Provisions for Income Taxes

		                                        1997		        1996		        1995
Allowance for possible loan losses	  $	  776,888   $  	914,386	  $   815,315
Write-down of other real estate		           -          177,120       177,120
Deferred compensation		                  403,857       336,255	      256,139
Deferred loan fees		                      19,823        26,863        44,051
  Deferred tax asset	                  1,200,568     1,454,624     1,292,625

Unrealized gain on AFS securities		     (240,124)		    (97,294)		   (157,392)

  Deferred tax liability              		(240,124)		   ( 97,294)		   (157,392)

    Net deferred tax asset	          $  	960,444   $	1,357,330	  $	1,135,233

<F10>
Table X - Deferred Tax Effects of Principal Temporary Differences

		                                        1997		        1996		        1995
Tax expense at statutory rate	        $	3,495,754	  $	3,317,086	  $	2,935,722
Increase (decrease) in taxes
  resulting from:
    Tax-exempt interest		                (896,112)		   (859,383)		   (783,011)
    Nondeductible interest expense		      106,329		     101,534		      89,491
    Employee benefits		                   (55,560) 		   (34,685)		    (22,418)
    Other nondeductible expenses
      (nontaxable income) - net		          11,146	 	     13,515	 	     (5,695)
    State income taxes, net of
      federal	tax benefit               		392,915		     398,963	 	    363,393
    Dividend income exclusion		           (33,239)	 	   (34,855)	 	   (18,324)
    Other		                                55,891	 	    (12,836)		    (40,388)
Total provision for income taxes	     $	3,227,676	  $	2,889,339	  $	2,518,769
Effective tax rate		                         31.4%		       29.6%		       29.2%

<F11>
Table XI - Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal
           Statutory Rate (34% Each Year)

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1997, 1996, and 1995 amounted to $2,927,000, $3,140,000 and $2,756,442, respectively.

A net deferred tax asset was included in other assets in the accompanying consolidated balance sheets.


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

		The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 1997, were $21,735,000 and $1,977,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		 Interest paid on deposits and other borrowings during 1997, 1996, and 1995 amounted to $17,049,703, $17,206,708, and
$14,845,107, respectively.


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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1997 and 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of September 30, 1997, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                     		  							                     TO BE	WELL
                                          									                               CAPITALIZED	UNDER
                               			                 		          FOR CAPITAL		           PROMPT	CORRECTIVE
                                         ACTUAL				         ADEQUACY PURPOSES		        ACTION PROVISIONS
As of December 31, 1997	            Amount	 	  Ratio	     Amount	  	Ratio > or=		    Amount		  Ratio > or =

Total Capital (to Risk Weighted
 Assets) Consolidated	             61,732,093		19.68%		  25,098,756		   8.00%		     31,373,445		10.00%
         Bank	                     61,153,956		19.54%		  25,040,651		   8.00%		     31,300,813		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             58,789,093		18.74%		  12,549,378		   4.00%		     18,824,067		 6.00%
         Bank	                     58,210,956		18.60%		  12,520,325		   4.00%		     18,780,488		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             56,515,935		10.73%		  21,073,801		   4.00%		     26,342,251		 5.00%
         Bank	                     55,946,149		10.63%		  21,047,205		   4.00%		     26,309,006		 5.00%

As of December 31, 1996
Total Capital (to Risk Weighted
 Assets) Consolidated             	56,004,592		18.69%		  23,972,003		   8.00%		     29,965,004		10.00%
         Bank	                     55,472,014		18.55%		  23,923,241   		8.00%		     29,904,051		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             53,078,528		17.71%		  11,988,374		   4.00%		     17,982,562		 6.00%
         Bank	                     52,545,950		17.57%		  11,962,652		   4.00%		     17,943,978		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             52,066,624		10.36%		  20,102,944		   4.00%		     25,128,680		 5.00%
         Bank	                     50,574,336		10.07%		  20,089,111		   4.00%		     25,111,388		 5.00%

<F12>
Table XII - Capital Amounts and Capital Adequacy Ratios

NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a nonprofit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $684,227, $661,307 and $633,459, in 1997, 1996, and
1995, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1997 - $645,985; 1996 - $620,657) purchased in 1993 to fund the plan and the related liability (1997 - $501,255; 1996 - $513,792) were included in other assets and other liabilities, respectively.  Net noncash income recognized on these policies of $25,328 in 1997 and $26,436 in 1996 is
included in the above asset values.   Net noncash income was
$14,133 in 1995. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $42,463 in 1997, $64,024 in 1996, and $106,066 in 1995.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense, net of benefits paid out in 1997 and accruals, of $173,841 for 1997, $172,871 for 1996, and
$176,727 for 1995 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $385,000, were purchased in 1997 for new participants. Net noncash income recognized on these policies of $103,953 in 1997 and $85,249 in 1996 is included in the cash surrender values of $2,376,124 and $1,887,171 reported in other assets at December 31, 1997 and 1996, respectively. Net noncash income was $51,803 in 1995.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (1997 - $819,460; 1996 - $785,330) is included in other assets, and net noncash income recognized on this policy of $34,130 in 1997 and net expense of $9,670 in 1996 is included in the above asset values.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan. These policies have an aggregate face amount of $3,163,750.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                              		December		31,1997		         December		31,1997
                              Carrying		     Fair      	 	Carrying		     Fair
                             		Amount		      Value		       Amount		      Value
Financial assets		                        (DOLLARS		IN		THOUSANDS)
 Cash and due from banks	     $	29,873	   $	29,873	       $	27,917	   $	27,917
 Federal funds sold		           12,800		    12,800		          -		         -
 Securities held to maturity		  96,266		    98,371		       118,542		   119,226
 Securities available for
  sale		                        48,921		    49,521		        55,898		    56,142
 Loans, net                  		328,417		   325,323		       300,806		   309,401
 Accrued interest receivable		   5,366		     5,366		         5,549		     5,549

Financial liabilities
 Deposits		                    470,282		   456,557		       460,573		   449,129
 Federal funds purchased      		  -		         -		            5,000		     5,000
 Short term borrowings		           602		       602		           523		       523
 Accrued interest payable		      2,794		     2,794	         	2,539		     2,539

<F13>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1997, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	 	                            First		     Second	 	     Third		    Fourth
                            		Quarter 	   	Quarter	 	   Quarter		   Quarter		       Total
1997

Interest income	            $	9,362,178	 $	9,705,584	 $	9,774,855	 $	9,804,468	 $	38,647,085
Interest expense		            4,258,739		  4,330,171		  4,361,715		  4,353,765		  17,304,390

Net interest income		         5,103,439		  5,375,413		  5,413,140		  5,450,703		  21,342,695
Provision for possible loan
 losses		                       450,000		    290,000		    550,000	    	650,000		   1,940,000
Noninterest expenses, net
 of noninterest income		      2,394,981		  2,405,847		  2,388,160		  1,932,079		   9,121,067
Income before income taxes		  2,258,458		  2,679,566		  2,474,980		  2,868,624		  10,281,628
Income taxes		                  556,134		    795,731		    917,613		    958,198		   3,227,676

Net income	                 $	1,702,324	 $	1,883,835	 $	1,557,367	 $	1,910,426	 $	 7,053,952

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.35	 $	     1.11	 $	     1.36	 $	      5.04

                             		First		     Secon  		     Third		     Fourth
                            		Quarter		    Quarter		    Quarter		    Quarter		      Total
1996
Interest income	            $	9,052,224	 $	9,280,303	 $	9,249,133	 $	9,501,009	 $	37,082,669
Interest expense		            3,989,386		  4,153,059		  4,260,324		  4,308,988		  16,711,757

Net interest income		         5,062,838		  5,127,244		  4,988,809		  5,192,021		  20,370,912
Provision for possible loan
 losses		                       250,000		    300,000		    200,000		    550,000		   1,300,000
Noninterest expenses, net
 of noninterest income		      2,327,604		  2,234,505		  2,335,349		  2,417,319		   9,314,777

Income before income taxes		  2,485,234		  2,592,739		  2,453,460		  2,224,702		   9,756,135
Income taxes		                  777,319		    776,659		    694,636		    640,725		   2,889,339

Net income	                 $	1,707,915	 $	1,816,080	 $	1,758,824	 $	1,583,977	 $	 6,866,796

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.30	 $	     1.25	 $	     1.13	 $	      4.90

<F14>
Table XIV - Consolidated Quarterly Results of Operations

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS

				The Bank does not have any foreign offices and all deposits
are serviced in its sixteen domestic offices.  The average
amounts of deposits and the average rates paid are summarized in
Table XV.  Maturities  of  time deposits of $100,000 or more at
December 31 are indicated in Table XVI.

                                  		        Year	Ended	December	31
		                                      1997   	 			    	  1996	   			      	1995
                                 	         	(Dollars in Thousands)
Demand deposits	                 $	62,909	   	- 	%	 $	61,509   	- 	%  $	56,730		  -	 %
NOW and money market accounts		   166,914		  3.37		 	158,450		 3.37			 149,016		 3.51
Savings deposits		                 43,775		  3.37			  37,421		 3.22			  34,629		 3.00
Time deposits of less than
 $100,000		                       152,389		  5.29			 151,952		 5.40			 136,568		 5.30
Time deposits of $100,000 or
 more		                            37,686		  5.42			  34,539  	5.41			  32,524		 5.35

Total In Domestic Offices	       $463,673		  3.71%	 $443,870		 3.74%	 $409,467		 3.72%

<F15>
  Table XV - Average Amounts of Deposits and Average Rates Paid
             by Deposit Type at December 31

                                  1997		      1996		      1995
                                 				(Dollars In Thousands)
        Under 3 months	        $ 	9,308	   $	11,680	   $ 	7,877
        3 to 12 months	         	25,981		    22,638		    18,407
        Over 12 months		          4,039		     4,812		     4,310

                               $ 39,328    $ 39,130    $ 30,594

<F16>
Table XVI - Maturities of Time Deposits of $100,000 or More at
            December 31

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1997 and 1996
                            (In Thousands of Dollars)
Assets		                                           1997		         1996
Cash	                                            $     72	      $	   142
Investment in bank subsidiary - at equity		        59,565		       53,870
Investment in credit life insurance company
 - at cost		                                           50		           50
Investment in other securities	                        25		           22
Dividends receivable from bank subsidiary		           784		          714
Cash surrender value - life insurance		               651		          489
Other assets		                                       -		               1

   Total assets	                                 $	61,147	      $	55,288

Liabilities and Stockholders' Equity
Liabilities
  Payable to directors	                          $	   220	      $	   173
  Dividends payable		                                 784		          714

    Total liabilities		                             1,004		          887
Stockholders' equity
  Common stock - $10 par value, authorized
   4,000,000	shares; 1,400,000 shares
   issued and outstanding		                        14,000		       14,000
  Retained earnings		                              45,783		       40,255
  Net unrealized gain (loss) on
   available-for-sale securities, net of
   tax		                                              360		          146
    Total stockholders' equity		                   60,143		       54,401

    Total liabilities and stockholders' equity   $ 61,147       $ 55,288

<F17>
Table XVII - Condensed Statements of Balance Sheet of Parent

                           Condensed Statements of Income
                        Years Ended December 31, 1997 and 1996
                              (In Thousands of Dollars)
                                                   		1997		       1996
  Dividends from bank subsidiary                  $ 1,526      $ 1,372
  Other dividend income		                              80		         85
  Interest income		                                     8		          6
  Other                                              		34		         28
Operating expenses		                                   76		         68
   Income before equity in undistributed net
    income of bank subsidiary		                     1,572		      1,423

Equity in undistributed net income of bank
 subsidiary		                                       5,482		      5,444
       Net Income	                                $	7,054	     $	6,867

<F18>
Table XVIII - Condensed Statements of Income of Parent

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
          (Continued)

                         Condensed Statements of Cash Flows
                       Years Ended December 31, 1997 and 1996
                            (In Thousands of Dollars)
                                       		1997	           	1996
Operating activities
  Net income for the year              	$	7,054	        $ 6,867
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
   Equity in undistributed net income
    of bank subsidiary		                 (5,482)		       (5,444)
   Increase in other assets		               (98)		         (111)
   Increase in payables		                    47		            44

      Total adjustments		                (5,533)	 	      (5,511)

   Net cash provided by operating
    activities		                          1,521		         1,356

Net cash provided by (used in)
 investing activities
 Purchases of investment securities      		(119)		         (133)
 Proceeds from maturities of
  investment securities                     119		           137
 Purchase of single premium life
  insurance policy		                       (135)	           -

    Net cash provided by (used in)
     investing activities		                (135)		            4

Net cash used in financing activities
 Cash dividends paid		                   (1,456)		       (1,288)

   Increase (decrease) in cash		            (70)		           72

Cash at beginning of year		                 142		            70

Cash at end of year	                   $    	72	        $  	142

<F19>
Table XIX - Condensed Statements of Cash Flows of Parent





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

  	During 1997, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. "High Technology + High Commitment = High Performance" was the challenge for the year as the Bank committed to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 1997, 1996, and 1995; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FINANCIAL CONDITION

	First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.

Summary

  	The Bank reported net income of $7.1 million for 1997 compared to $6.9 million in 1996 and $6.1 million in 1995. On a per common share basis, net income was $5.04 for 1997 versus $4.90 for 1996 and $4.37 for 1995. The improvement in 1997's earnings resulted from a strong gross margin reinforced by loan demand that changed the mix of earning assets as higher yielding loans were funded with maturing investment securities and an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses.

  	The return on average equity for 1997 was 12.2% compared to
13.2% for 1996 and 13.1% for 1995.   The return on average
assets was 1.34% for 1997 versus 1.37% for 1996 and 1.32% for 1995.

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

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                   YEAR ENDED DECEMBER 31,
                                 				1997								                  1996								                  1995
                              		Average		Rate/						          Average		Rate/				    		      Average		Rate/
                              		Balance		Yield			Interest		  	Balance		Yield			Interest			  Balance	 Yield			Interest
ASSETS	 	                                                    (Dollars in Thousands)

Interest earning assets
 Loans, net	                  $	314,198		9.18	%	$	28,858	*	 $	290,413		9.43	%	$	27,373	*	 $	276,166		9.38 %	 $	25,892	*
 Bank time deposits		                 1		 -			       -			           1   -	         -			           2		 -			        -
 Taxable securities		           113,013		6.35			   7,173			   118,114		6.14			   7,256			   104,217		6.20			    6,457
 Tax exempt securities		         47,366		6.96			   3,297	*		   44,158		7.10			   3,134	*		   39,105		8.07			    3,156	*
 Federal funds sold		             4,631		5.46			     253			     4,198		5.31			     223			     2,076		5.83			      121

 TOTAL EARNING ASSETS   		      479,209		8.26		 $	39,581			   456,884		8.31		 $	37,986			   421,566		8.45		  $	35,626
Noninterest earning assets
 Cash and due from banks		       27,039								                25,760				  	                 24,829
 Bank premises and equipment		    6,633								                 6,708								                 6,246
 Other assets		                  15,045								                13,348								                11,098

 TOTAL ASSETS	                $	527,926							              $	502,700							              $	463,739

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market
  accounts 	                  $	166,828		3.38	%	$	5,634		   $	158,438		3.39	%	$ 5,338 		 $	148,993		3.51	%	 $ 5,223
 Savings		                       43,776		3.37			  1,476			     37,428		3.22			  1,204			    34,627		3.00			   1,040
 Time                         		152,389		5.29			  8,063			    151,973		5.40			  8,210			   136,605		5.30			   7,245
 Time over $100,000		            37,680		5.43			  2,045			     34,554		5.40		   1,866			    32,522		5.35			   1,740

 TOTAL INTEREST BEARING
 DEPOSITS		                     400,673	 4.30			 17,218			    382,393		4.35		  16,618			   352,747		4.32 	   15,248
 Federal funds purchased		        1,016		5.80			     59			      1,043		5.56		      58			     2,415		5.92		      143
 Other short-term debt		            538		5.02			     27			        622		5.79	       36			       565		5.49		       31

 TOTAL  INTEREST BEARING
 LIABILITIES		                  402,227		4.30	  $17,304			    384,058		4.35		 $16,712			   355,727		4.34    $15,422

Noninterest bearing liabilities
 Demand deposits		               62,903								                61,509								               56,742
 Other liabilities		              4,990								                 5,066								                4,515

 TOTAL LIABILITIES		            470,120								               450,633								              416,984
Stockholders' equity		           57,806								                52,067								               46,755
 TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY	      $	527,926							              $	502,700		 			              $	463,739

Spread between combined
 rates earned and	combined
 rates paid*				                         3.96	 %			 				               3.96 %							               4.12	%

 Net yield on interest-earning
  assets*				                            4.65	 %							                4.66	%							               4.79 %

<F1>
  * Taxable equivalent basis

Notes:

1.	U.S. Government, government agency, taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented.

3. The average balances of the amortized cost of available-for-sale securities were used in the calculations in this table.

                    FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

		Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.


TABLE B - Volume and Yield/Rate Variances
   (Taxable Equivalent Basis - In Thousands)
                     		       1997 		Compared 		1996			       1996 		Compared 		1995
                              				   Yield/		Net Increase			     		  Yield/		Net Increase
                         		Volume	   	Rate		  (Decrease)			 Volume		  Rate		  (Decrease)
Revenue earned on
 Net loans	               $	2,243 	 $	(758)	  $	1,485	   	 $	1,336	  $	 145	   $	1,481
 Investment securities
  Taxable securities		       (314)		   231		      (83)			      861		    (62)		     799
  Tax-free securities		       228		    (65)		     163			       408		   (430)		     (22)
 Federal funds sold		          23		      7		       30			       124		    (22)		     102

  Total interest earning
   assets		                 2,180		   (585)		   1,595			     2,729		   (369)		   2,360

Interest paid on
 NOW and money market
  accounts		                  283		     13		      296			       331		   (216)		     115
 Savings deposits		           204		     68		      272			        84		     80		      164
 Time deposits		               23		   (170)		    (147)			      815		    150		      965
 Time over $100,000		         169		     10		      179			       109		     17		      126
 Federal funds purchased		     (2)	      3		        1			       (81)		    (4)		     (85)
 Short term debt            		 (5)		    (4)		      (9)			        3		      2		        5

   Total interest-bearing
     funds		                  672		    (80)		     592			     1,261		     29		    1,290

Net interest earnings		     1,508	  $	(505)	  $	1,003		    $	1,468	  $	(398)   $	1,070


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

3.	U.S. Government, government agency,  taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Bank qualified municipal debt securities are nontaxable and classified as held-to-maturity.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Two graphs are included at this point in the material mailed to our stockholders. The first graph illustrates in thousands of dollars, the categories of average earning assets and the portion each category is of the total for the last three years.
The following table is the data illustrated by this graph.

 		                         Investment
                Loans			    Securities		     Other

1997		        $314,198		     $160,722		     $4,613
1996		         290,413		      162,188		      4,199
1995		         276,166		      143,358		      2,078

  	Average earning assets increased 5.0% in 1997 compared to an
8.4% increase in 1996 and a 3.0% increase in 1995.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1997, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 8.2% growth from 1996 to 1997, a 5.2% growth from 1995 to 1996, and an 11.5%
growth from 1994 to 1995. Average investments accounted for the remaining balance of average earning assets at December 31, 1997, decreasing .9% from year end 1996. Some of the proceeds from maturities and calls of investment securities was used to fund the expanding loan demand during the year. Average investments increased 14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of two branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. Most of the increase in investments during 1996 can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995. Average total assets increased during the last three years as evidenced by a 5.0% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 2.6% growth from 1994 to 1995.


   The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

			                Interest-Bearing    Noninterest_Bearing
                       Deposits	            Deposits	           Other
1997		                 $390,077			          $80,205			         $  -
1996		                  382,393			           61,509			          1,043
1995		                  352,747			           56,742			          3,526


  	The bank's average deposits grew during the last three years reflecting a 4.4% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 1.3% growth from 1994 to 1995. Short and medium term rates remained competitive compared to longer term rates during 1997 and some depositors left money in or moved money back into interest-bearing transaction accounts, which increased 5.3% during 1997 and 6.3% in 1996. However, over half of the increase during 1996 was attributable to the acquisition.
 Average interest-bearing checking accounts decreased 7.6 % in 1995 as investors took advantage of higher certificate of deposit rates. Average savings deposits increased almost 17.0% during 1997 and 8.1% during 1996, over 54% from the acquisition.
 Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995. Average certificates of deposit under $100,000 increased .3% during 1997, 11.3% during 1996, 60.0%
from the acquisition, and 8.0% in 1995. Certificates of deposit over $100,000 increased 9.1% in 1997 compared to 6.3% in 1996, 87.8% from the acquisition, and 24.8% in 1995.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

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

  	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1997, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

  	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.
The net interest margin, on a tax equivalent basis, at December 31, 1997, 1996, and 1995 was 4.65%, 4.66%, and 4.79% respectively.

TABLE C - Rate Sensitivity of Earning Assets and
Interest-Bearing Liabilities

                               (Dollars in Thousands)
                          		3 Months		   3-6		       6-12		      Over 1
As of December 31, 1997		   or Less	    Months		    Months		      Year		     Total
Earning assets
 Federal funds sold	       $	12,800	   $    -	     $	   -	     $     -	     $ 	12,800
 Taxable investment
   securities		               3,928		     7,989		     5,000		     80,574		     97,491
 Tax-exempt investment
   securities                 1,151		       720		     1,150		     45,275		     48,296
 Loans and leases, net of
   unearned                  61,297		    45,612		    65,193	     159,606		    331,708

      Total earning assets		 79,176		    54,321		    71,343		    285,455		    490,295

Interest-bearing
 liabilities
 NOW and money market
   accounts		                48,546		       -		      66,832		     40,656		    156,034
    Savings		                   -		         -		      44,170		        -		       44,170
    Time		                   42,702		    30,421		    54,807		     22,614		    150,544
    Time over $100,000		     10,242		     8,917		    16,536		      3,634		     39,329
    Other short-term debt		     602		       -		         -		          -		          602

      Total interest
       bearing liabilities		102,092		    39,338		   182,345		     66,904	   $	390,679

Noninterest-bearing, net								                                 (99,616)

Net asset/liability
 funding gap		              (22,916)		   14,983		  (111,002)		   118,935

Cumulative net asset/
  liability funding gap	  $	(22,916)	  $	(7,933)	$	(118,935)	  $	    -

<F2>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

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

  	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1997.

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

  	Loans having recorded investments of $3.0 million at December 31, 1997, have been identified as impaired in accordance with the provisions of SFAS 114. They represent .9% of gross loans. Commercial loans comprised $.6 million of the total, with loans secured by real estate accounting for $1.4 million, and installment loans $1.0 million. The gross interest income that would have been recorded during 1997 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $431, $374, and $365 thousand for the years ended December 31, 1997, 1996, and 1995 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

  	The bar graph on the bottom of this page shows the increase in average net loans (in thousands of dollars) and the line shows the ratio of net loan charge offs to average loans.  The ratio
at December 31, 1997 was .61%.   Management monitoring found and
corrected a problem in consumer loan underwriting that contributed to the higher net charge off percentage in 1997.
The following table is the data illustrated by this graph.

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0064

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                                AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO

                                              				December		31
                         		     1997	 	    1996		     1995	 	    1994		     1993
             		                              (Dollars In	Thousands)
Average amount of loans
 outstanding                	$	314,198	 $	290,413	 $	276,166  $	247,791	 $	233,608
Balance of allowance for
 possible loan losses at
 beginning of year	          $  	2,926	 $	  2,678	 $	  2,342	 $	  2,024	 $	  2,254
 Loans charged-off:
   Loans secured by real
    estate		                        88	       368		       15		      135		      396
   Commercial and industrial
    loans		                        605		      141		      170		       42		      222
   Individuals		                 1,371 		     879		      371		      246		      230
      TOTAL  LOANS CHARGED
       OFF		                     2,064		    1,388		      556		      423		      848
Recoveries of loans
 previously charged off:
   Loans secured by real
    estate		                         8		      111		       97		        9		       56
   Commercial and industrial
    loans		                         53		       42		       14		       36		       52
   Individuals                    		80		      183		      111		       36		       40
      TOTAL RECOVERIES		           141		      336		      222		       81		      148
        NET  LOANS
         CHARGED-O 		            1,923		    1,052		      334		      342		      700
Provision charged to
 operating expenses              1,940		    1,300		      670		      660		      470
  BALANCE OF ALLOWANCE FOR
   POSSIBLE LOAN LOSSES AT
   END OF YEAR	              $  	2,943	 $  	2,926	 $  	2,678	 $  	2,342	 $  	2,024

Ratio of net charge-offs
 during the	period to average
 loans outstanding		              0.61%		    0.36%		    0.12%	   	0.14%		     0.30%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

  	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1997, the Corporation had a ratio of average tier 1 capital to average assets of 10.73%. This compares to a ratio of average tier 1 capital to average assets of 10.36% at December 31, 1996, and 10.08% at December 31, 1995.

  	Cash dividends declared in 1997 were 11.2% more than those paid in 1996. The dividend to net income ratio was 22%. Additional dividends of approximately $15.9 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

  	As of December 31, 1997, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 18.7% and 19.7% respectively. At
December 31, 1996, the comparable ratios were 17.7% and 18.7%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital.

  	A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last six years. The following table is the data illustrated by this graph in thousands of dollars.

               		1991	 		$30,194
               		1992			  33,414
               		1993			  37,454
               		1994			  41,820
               		1995			  46,755
               		1996			  52,067
               		1997			  57,806

             FIRST FARMERS AND MERCHANTS COPROATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Interest Income

  	Total interest income increased 4.2% in 1997 enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.5% in 1997 accounting for 74.6% of gross interest income. Interest earned on investment securities and other investments increased .7% in 1997 rounding out gross interest income contributing 25.4%. Total interest income increased 7.5% in 1996 and 11.9% in 1995.


Interest Expense

  	Total interest expense increased 3.6% in 1997 due mostly to the increase in interest-bearing deposits. This increase compares favorably to a 8.4% increase in 1996, about half of which can be attributed to the acquisition, and a 19.9% increase in 1995.
The cost of interest-bearing deposits remained steady all year under monthly monitoring by the Asset/Liability Committee. This contributed to the strong gross margin achieved during 1997.
The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.7% at the end of 1997 and 1996 and 4.8% at the end of 1995.

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


Noninterest Income and Expense

  	Noninterest income increased 19.6% during 1997 led by fees on deposits. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use.
Income from fiduciary services provided in the Bank's Trust
Department remained strong. This compares to a 28.4% increase in 1996 and a 14.9% increase in 1995.

  	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1997 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

  Income Category  			        Income $ 		  % of Total

 Income from trust services  		$1,471			      21.2%
 Other service fees			            845   			   12.2%
	Securities gains			              488			       7.0%
	Fees on deposits			            3,744  			    53.9%
	Other				                        394		     	  5.7%


	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1997 which compares favorably with the 5.8% increase in 1996. The increase in 1995 was 6.2%.
Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this cost containment. Included in this category is net occupancy expense for an additional office opened in 1997 and furniture and equipment, which includes technology expenses, that was down over 5% from 1996.

	A pie chart is included at this point in the materials snt to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

	 Expense Category 	           Expense $ 		       % of Total

 Personnel			                   $7,319			            45.6%
 Furniture and equipment		       1,501			             9.3%
 Occupancy			                    1,317			             8.2%
 Other					                      5,927			            36.9%


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                                AND RESULTS OF OPERATIONS

   		                            1997		       1996		       1995		       1994		       1993

INTEREST INCOME
 Interest and fees on loans	$	28,841,420	$	27,343,817	$	25,857,982	$	21,130,914	$	19,518,742

 Income on investment
  securities
   Taxable interest		          6,802,934		  6,892,118		  6,179,492		  7,012,626		  6,925,404
   Exempt from federal
    income tax		               2,488,475		  2,366,764		  2,156,813		  2,184,666		  1,857,168
   Dividends		                   260,759		    256,951		    177,790		    204,948		     72,054

                             		9,552,168		  9,515,833		  8,514,095		  9,402,240		  8,854,626

 Other interest
  income		                       253,497		    223,019		    121,492		    284,384	  	  347,287


    TOTAL INTEREST
     INCOME		                 38,647,085		 37,082,669		 34,493,569		 30,817,538	  28,720,655

INTEREST EXPENSE
 Interest on deposits		       17,218,537		 16,617,525		 15,247,875		 12,770,618		 11,998,235
 Interest on other short
  term borrowings		               85,853		     94,232		    174,370		     93,286		     38,339

    TOTAL INTEREST EXPENSE		  17,304,390	  16,711,757		 15,422,245		 12,863,904		 12,036,574

      NET INTEREST INCOME		   21,342,695	  20,370,912		 19,071,324		 17,953,634		 16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES		                      1,940,000		  1,300,000		    670,000		    660,000		    470,000

    NET INTEREST INCOME
     AFTER PROVISION FOR
     LOAN LOSSES		            19,402,695		 19,070,912		 18,401,324		 17,293,634		 16,214,081

NONINTEREST  INCOME

 Trust department income		     1,470,568		  1,323,525	  	1,251,642	  	1,249,359		    863,952
 Service fees on deposit
  accounts		                   3,744,381		  3,373,805		  2,697,332		  2,317,992		  2,206,026
 Other service fees,
  commissions, and fees		        845,072		    745,523		    300,407		    336,758		    509,009
 Other operating income		        394,322		    363,430		    322,634		    319,466		    315,108
 Securities gains (losses)     		487,972		       -		         1,182		   (243,690)		    23,896

    TOTAL NONINTEREST INCOME		 6,942,315		  5,806,283		  4,573,197		  3,979,885		  3,917,991

NONINTEREST  EXPENSES
 Salaries and employee
  benefits		                   7,319,460		  7,030,588		  6,620,827		  6,247,706		  5,686,965
 Net occupancy expense		       1,316,588		  1,211,067		  1,279,434		  1,190,678		  1,070,971
 Furniture and equipment
  expense		                    1,500,486		  1,580,753		  1,382,769		  1,069,856		    889,848
 Deposit insurance		              57,004		      6,549		    499,709		    890,646		    826,966
 Other operating expenses		    5,869,844		  5,292,103		  4,557,307		  4,109,461		  4,180,105

    TOTAL NONINTEREST
     EXPENSES		               16,063,382		 15,121,060		 14,340,046		 13,508,347		 12,654,855

     INCOME BEFORE PROVISION
       FOR INCOME TAXES		     10,281,628		  9,756,135		  8,634,475		  7,765,172		  7,477,217

PROVISION FOR INCOME TAXES		   3,227,676		  2,889,339		  2,518,769		  2,203,746		  2,220,965

     NET INCOME       	     $ 	7,053,952	$	 6,866,796	$	 6,115,706	$	 5,561,426	$ 	5,256,252

EARNINGS PER COMMON SHARE
 (1,400,000 outstanding
   shares)	                 $	      5.04	$	      4.90	$	      4.37	$	      3.97	$	      3.75


            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Net Income

  	Net income was 2.7% higher in 1997 than in 1996. As indicated earlier, the improvement in 1997's earnings resulted from a strong gross margin reinforced by loans increasing as a percentage of earning assets, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses associated with a corrected loan underwriting problem.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

  	The Financial Accounting Standards Board has issued two standards that have been adopted by the Corporation as follows:
(1)  Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share" requires a reconciliation of the numerators and the denominators of the basic and diluted per-share computation for income from continuing operations.
The statement is effective prospectively for earnings per share computation for both interim and annual periods ending after December 31, 1997. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share did not change. (2) Statement of Financial Accounting Standards
No. 129 (SFAS 129), "Disclosure of Information about Capital Structure" requires an entity to explain, in summary form within its financial statements, the pertinent rights and privileges of the various securities outstanding. The Corporation only has one class of common stock outstanding and this statement had no material effect on the financial statements.

   	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Corporation as follows: (1) Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" purposes that an entity report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The statement is effective for fiscal years beginning after December 15, 1997. Management does not believe this statement will have any material effect on future financial statements except for disclosures. (2) Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" establishes guidelines for reporting financial information about an operating segment or component of an enterprise. The statement is effective for fiscal years beginning after December 15, 1997.
 Management does not believe this statement will have any material effect on future financial statements except for disclosures.


YEAR 2000 COMPLIANCE TASK FORCE

 		A Year 2000 Compliance Task Force has been established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing;
representations have been obtained, or are in the process of being obtained, from our software and hardware vendors, confirming their Year 2000 compatibility; and plans are in place for testing our systems' compatibility before June 30, 1998.
Management believes that our information systems are well on their way to being Year 2000 compliant.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION

  	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1997, had a market value of $109 million and were held by 1,618 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

  	There is no established public trading market for the stock. The tables below show the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

   These tables were shown graphically in the materials	sent to our
stockholders.


                       				Price Range of	  		 Dividend
                        				Common Stock	     	 	Paid
                         			High	    	Low		    Per Share

       	First quarter	   $	45.00	  $	45.00	     $
    	   Second quarter	   	48.00		   45.00		      0.43
1995	   Third quarter	    	50.00		   48.00
       	Fourth quarter		   54.00	   	50.00		      0.45
                                          						$	0.88

       	First quarter	   $	56.00	  $	56.00	     $
	       Second quarter	   	58.00	   	56.00		      0.47
1996	   Third quarter		    63.00		   60.00
       	Fourth quarter		   65.00		   63.00		      0.51
                                          						$	0.98

       	First quarter	   $	67.00	  $	65.00	     $
       	Second quarter		   69.00		   69.00		      0.53
1997	   Third quarter		    72.00		   70.00
       	Fourth quarter		   78.00		   72.00		      0.56
                                          						$	1.09


                                 COMPARATIVE DATA
                            (In Thousands of Dollars)

                         		1997		      1996		      1995		      1994		      1993
AVERAGE ASSETS	        $	527,926	  $	502,700	  $	463,739	  $	451,953	  $	420,760

AVERAGE LOANS (NET)	   $	314,198	  $	290,413	  $	276,166  	$	247,791	  $	233,609

AVERAGE DEPOSITS	      $	463,576	  $	443,902	  $	409,489	  $	404,412	  $	378,782

RETURN ON EQUITY AND
 ASSETS
  Return on average
    assets		                1.34%		     1.37%		     1.32%		     1.23%		     1.25%

  Return on beginning
    equity		               12.97%		    14.01%		    13.95%		    14.11%		    14.93%
 Average tier 1
    capital to average
    assets		               10.73%		    10.36%		    10.08%		     9.25%		     8.90%

COMMON DIVIDEND PAYOUT
 RATIO
   Earnings per shar   $	    5.04	 $	   4.90	 $	    4.37	  $    3.97   $	   3.75

   Cash dividends per
    share	             $	   1.09	  $	   0.98  $	    0.88	  $	   0.80	  $	   0.73

   Ratio		                    22%		       20%		      20%		        20%		       19%

                                      NET INTEREST MARGIN
                                  (In Thousands of Dollars)

                        		1997		      1996		      1995		      1994		      1993

INTEREST INCOME
 (TAX EQUIVALENT)	     $	39,581	   $	37,986	   $	35,626	   $	32,039	   $	29,465

INTEREST EXPENSE		       17,304		    16,712		    15,422		    12,864		    12,037

                      	$	22,277	   $	21,274	   $	20,204	   $	19,175   	$	17,428

NET INTEREST MARGIN*		     4.65%		     4.66%		     4.79%		     4.68%		     4.58%


<F3>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.





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










Item 6.  Selected Financial Data.

The selected financial data is incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are a part of the Annual Report to Stockholders which is included in this filing.



              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996
ASSETS			                                                1997		          1996

Cash and due from banks		                          $  	29,873,333	 $  	27,916,507
Federal funds sold			                                  12,800,000	          -
Securities
 Available for sale (amortized cost $48,921,020
  and $55,898,299 respectively)			                     49,521,330		    56,141,535
 Held to maturity (fair value $98,371,056 and
  $119,226,021 respectively)			                        96,265,967		   118,541,750
      Total securities - Note 2			                    145,787,297		   174,683,285
Loans, net of unearned income - Note 3			             331,360,183		   303,732,044
 Allowance for possible loan losses - Note 4			        (2,943,000)		   (2,926,063)
         Net loans		                                 	328,417,183		   300,805,981
Bank premises and equipment, at cost less
 allowance for depreciation - Note 5			                 6,413,365		     6,829,475
Other assets			                                        14,030,993		    15,094,426
         TOTAL ASSETS		                             $	537,322,171	  $	525,329,674
LIABILITIES
Deposits
 Noninterest-bearing		                              $ 	80,204,767	  $ 	75,589,511
 Interest-bearing (including certificates of
  deposit over $100,000:
   1997 - $39,327,957; 1996 - $39,129,547)			         390,077,040		   384,983,050
         Total deposits			                            470,281,807		   460,572,561
Federal funds purchased			                                 -		          5,000,000
Dividends payable			                                      784,000		       714,000
Other short term liabilities			                           602,100		       522,928
Accounts payable and accrued liabilities			             5,510,940		     4,119,059
         TOTAL LIABILITIES			                         477,178,847		   470,928,548
COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued and
 outstanding			                                        14,000,000		    14,000,000
Retained earnings - Note 6			                          45,783,137		    40,255,185
Net unrealized gain on available-for-sale
 securities, net of tax			                                360,187		       145,941
         TOTAL STOCKHOLDERS' EQUITY			                 60,143,324		    54,401,126
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY		                                  $	537,322,171	  $	525,329,674


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                                                               		   	 	Net Unrealized
                                                               					   Gain (Loss) On
                                             		Common	    	Retained  		Available-for-sale
                                              		Stock  		  Earnings		     Securities		         Total
BALANCE AT JANUARY 1, 1995	                $	14,000,000	$	29,876,683	    $	(48,557)	       $	43,828,126
Net income for the year		                        -		       6,115,706		        -		             6,115,706
Cash dividends declared, $.88 per share		        -		      (1,232,000)		       -		            (1,232,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          284,643		           284,643

BALANCE AT DECEMBER 31, 1995		               14,000,000		 34,760,389		      236,086		        48,996,475
Net income for the year		                        -		       6,866,796		        -		             6,866,796
Cash dividends declared, $.98 per share		        -		      (1,372,000)		       -		            (1,372,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          (90,145)		          (90,145)

BALANCE AT DECEMBER 31, 1996		              14,000,000		  40,255,185		      145,941		        54,401,126
Net income for the year		                        -		       7,053,952		        -		             7,053,952
Cash dividends declared, $1.09 per share		       -		      (1,526,000)		       -		            (1,526,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          214,246		           214,246

BALANCE AT DECEMBER 31, 1997	              $	14,000,000	$	45,783,137	     $	360,187	       $	60,143,324


The accompanying notes are an integral part of the consolidated financial statements.


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                           		1997	       	1996       		1995
INTEREST INCOME
 Interest and fees on loans	             $	28,841,420	$	27,343,817	$	25,857,982
 Income on investment securities
  Taxable interest		                        6,802,934		  6,892,118		  6,179,492
  Exempt from federal income tax		          2,488,475		  2,366,764		  2,156,813
  Dividends		                                 260,759		    256,951		    177,790
                                          		9,552,168		  9,515,833		  8,514,095
 Other interest income		                      253,497		    223,019		    121,492
       TOTAL INTEREST INCOME		             38,647,085		 37,082,669		 34,493,569
INTEREST EXPENSE
 Interest on deposits		                    17,218,537	  16,617,525	  15,247,875
 Interest on other short term borrowings		     85,853		     94,232		    174,370
       TOTAL INTEREST EXPENSE		            17,304,390	  16,711,757		 15,422,245
         NET INTEREST INCOME		             21,342,695		 20,370,912		 19,071,324
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4		                                 1,940,000		  1,300,000		    670,000
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES		        19,402,695	  19,070,912		 18,401,324
NONINTEREST INCOME
 Trust department income		                  1,470,568		  1,323,525		  1,251,642
 Service fees on deposit
  accounts		                                3,744,381		  3,373,805		  2,697,332
 Other service fees, commissions, and
  fees	                                      	845,072		    745,523		    300,407
 Other operating income		                     394,322		    363,430		    322,634
 Securities gains (losses)		                  487,972		       -		         1,182
      TOTAL NONINTEREST INCOME		            6,942,315		  5,806,283		  4,573,197
NONINTEREST EXPENSES
 Salaries and employee benefits		           7,319,460		  7,030,588	   6,620,827
 Net occupancy expense		                    1,316,588		  1,211,067		  1,279,434
 Furniture and equipment expense		          1,500,486		  1,580,753		  1,382,769
 Deposit insurance		                           57,004		      6,549		    499,709
 Other operating expenses		                 5,869,844		  5,292,103		  4,557,307
       TOTAL NONINTEREST EXPENSES		        16,063,382		 15,121,060		 14,340,046
         INCOME BEFORE PROVISION FOR
          INCOME TAXES		                   10,281,628		  9,756,135		  8,634,475
PROVISION FOR INCOME TAXES - Note 8	       	3,227,676		  2,889,339		  2,518,769
             NET INCOME            	     $ 	7,053,952	$ 	6,866,796	$ 	6,115,706

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares)	         $	      5.04	$	      4.90	$	      4.37

The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                               		         1997		        1996         1995
OPERATING ACTIVITIES
 Net income	                         $ 	7,053,952	 $ 	6,866,796	 $ 	6,115,706
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
 Excess of provision for possible
  loan losses	over net charge offs         16,937		     247,677		     336,096
 Provision for depreciation and
  amortization of premises and
  equipment		                             651,619		     685,005		     645,816
 Provision for depreciation of
  leased equipment		                      834,400		     521,500		       -
 Amortization of deposit base
  intangibles		                           182,613		     224,212		    168,020
 Amortization of investment
  security premiums, net of
  accretion of discounts		                470,853		     553,355		    641,104
 Increase in cash surrender value
  of life insurance contracts		          (163,412)		   (111,685)		   (65,936)
 Deferred income taxes		                  254,057		    (161,999)		  (233,403)
  (Increase) decrease in Interest
  receivable		                            182,632		    (125,119)		  (255,109)
  Other assets		                           15,313		     307,844		    912,162
 Increase (decrease) in
  Interest payable		                      254,687		    (494,950)		   577,137
  Other liabilities		                   1,137,196		     (61,704)		   458,939

       TOTAL ADJUSTMENTS	              	3,836,895		   1,584,136		  3,184,826

       NET CASH PROVIDED BY
        OPERATING ACTIVITIES		         10,890,847	   	8,450,932		  9,300,532

INVESTING ACTIVITIES
 Proceeds from maturities, calls,
  and sales of available-for-sale
  securities		                        11,008,435		    3,020,054		  7,306,453
 Proceeds from maturities and calls
  of held-to-maturity securities		    32,386,811		   56,112,000		 18,848,992
 Purchases of investment securities
  Available-for-sale                  (4,157,188)		 (48,222,295)		(3,168,200)
  Held-to-maturity		                 (10,455,849)		 (47,364,954)		(6,459,372)
 Net increase in loans		             (27,628,139)		 (11,801,733) (29,236,191)
 Purchases of premises and
  equipment		                           (235,509)		  (1,116,543)		  (850,672)
 Purchase of equipment leased        		    -		       (2,607,500)		     -
 Purchase of deposit base
  intangibles		                            -		       (1,124,258)		     -
 Purchase of single premium life
  insurance contract		                  (385,000)		    (785,330)		     -

       NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES		        533,561		  (53,890,559)		(13,558,990)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits      		9,709,246		   29,930,577		   5,625,638
 Assumption of deposit liabilities
  - Note 12		                              -		       19,863,923		       -
 Net increase (decrease) in short
  term borrowings		                   (4,920,828)		  (6,432,072)		  4,355,000
 Cash dividends		                     (1,456,000)		  (1,288,000)		 (1,176,000)

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES		         3,332,418		   42,074,428		   8,804,638

       INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS		        14,756,826		   (3,365,199)	  	4,546,180

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		                  27,916,507		   31,281,706		  26,735,526

CASH AND CASH EQUIVALENTS AT END
 OF YEAR	                           $	42,673,333	  $	27,916,507	 $	31,281,706


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

		As of December 31, 1997, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fifteen (15) branches:
High Street Branch, Northside Branch, Shady Brook Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill Branch in Spring
Hill; Lawrenceburg Branch and Crockett Branch in Lawrenceburg; Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks.   At December 31, 1997, approximately $8.9
million was required to be maintained at the Federal Reserve
Bank.


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

  		Debt and equity securities that are bought and held principally for the purpose of selling them in

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Securities (Continued)

  the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.


  Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

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


		Interest on loans is accrued daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in nonaccrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.


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

  The Bank's recorded value for other real estate was approximately $410 thousand at December 31, 1997, and $450 thousand at December 31, 1996.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established through provisions for loan losses charged against income. Loan quality is monitored by Loan Review and

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Allowance for Possible Loan Losses (Continued)

the Credit Administrator. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance account in the period such determination is made. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses.


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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1997 - $182,613; 1996 - $224,212;  and  1995 - $168,020.

Earnings Per Share

	The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share". which supersedes APB Opinion No.
15. This statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share will not change. Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		Securities with an amortized cost of $116,315,234 and $103,540,673 at December 31, 1997 and 1996, respectively (fair value: 1997 - $117,969,544; 1996 - $104,061,311), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1997, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

			                                Amortized		       Gross		Unrealized		       Fair
                                  			Cost		        Gain		           Loss		       Value
	December 31, 1997
	Available-for-sale securities
	    U.S. Treasury	              $ 	22,337,240	   $  	233,853	   $	 14,893	   $	 22,556,200
	    U.S. Government agencies		     23,834,686		       53,172		     92,413		     23,795,445
     Other securities		              2,749,094		      422,591	     	 2,000		      3,169,685

		                               $	 48,921,020	   $	  709,616	   $	109,306	   $ 	49,521,330
	Held-to-maturity securities
	    U.S. Treasury	              $ 	10,432,892	   $	  209,508	   $	   -	      $	 10,642,400
	    U.S. Government agencies		     36,552,480		      657,930		      2,048		     37,208,362
	    States and political
       subdivisions		               48,465,174		    1,218,108		     12,144		     49,671,138
	    Other securities		                815,421		       33,735		       -		           849,156

                              		$  	96,265,967	   $ 2,119,281	   $  14,192	   $  98,371,056

	December 31, 1996

	Available-for-sale securities
	    U.S. Treasury	             $  	26,412,520	   $  	162,913	   $ 	63,634	   $  	26,511,799
	    U.S. Government agencies		     26,850,441		       45,866		    318,203	 	     26,578,104
	    Other securities		              2,635,338		      565,044		    148,750		       3,051,632

                              		$  	55,898,299	   $  	773,823	   $ 530,587	   $  	56,141,535
	Held-to-maturity securities
	    U.S. Treasury	             $  	30,504,935	   $ 	 106,345	   $	 22,080	   $  	30,589,200
	    U.S. Government agencies		     39,679,582		      245,034		     87,434		      39,837,182
	    States and political
      subdivisions		                47,538,074		      700,948		    283,420		      47,955,602
	    Other securities		                819,159		       24,878		       -		            844,037

		                              $	 118,541,750	   $	1,077,205	   $	392,934	   $	 119,226,021

<F1>
Table I - Amortized Cost and Fair Value of Investment Securities.


               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES (Continued)

		At December 31, 1997, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.


		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1997, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of available-for-sale securities were $11,008,435, $3,020,054, and $7,306,453 during 1997, 1996, and 1995, respectively. Proceeds from the maturity or call of held-to-maturity securities were $32,386,811, $56,112,000, and $18,848,992 during 1997, 1996, and
1995, respectively. Gross gains of $489,697 and gross losses of $1,725 were realized on dispositions in 1997. There were no realized gains or losses in 1996. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995.

                                  		Amortized		          Fair		        Yield
                                     		Cost	            	Value		    (Unaudited)
Available-for-sale securities
U.S. Treasury
   Within one year	                $ 	8,051,787	       $ 	8,049,800		   5.5%
   After one but within five years		 14,285,453		        14,506,400		   6.2%
U.S. Government agencies
   Within one year		                  3,994,953		         3,999,700		   6.1%
   After one but within five years		 19,585,333		        19,541,020		   5.8%
   After ten years		                    254,400		           254,725		   6.1%
Other securities		                    2,749,094		         3,169,685		   9.0%

                                  	$	48,921,020	       $	49,521,330
Held-to-maturity securities
U.S. Treasury
   After one but within five years $	10,432,892	       $	10,642,400		   6.4%
U.S. Government agencies
   Within one year		                  2,999,150		         2,997,100		   5.4%
   After one but within five years   18,669,684		        19,008,962		   6.6%
   After five but within ten years		 14,883,646		        15,202,300		   6.5%
States and political subdivisions
   Within one year		                  3,239,829		         3,286,218		   9.3%
   After one but within five years		 13,595,854		        13,865,175		   7.7%
   After five but within ten years		 18,510,918		        18,983,557		   7.4%
   After ten years		                 13,118,573		        13,536,188		   7.8%
Other securities
   After one but within five years		    315,421		           323,206		   8.0%
   After five but within ten years		    500,000		           525,950		   7.3%

                                  	$	96,265,967	       $	98,371,056

<F2>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

    		                                           1997		          1996

Commercial, financial and agricultural	   $  	60,592,529	 $ 	54,565,335
Tax exempt municipal loans		                     768,125		      605,933
Real estate
   Construction		                              5,861,866		    8,751,021
   Commercial mortgages		                     52,968,199		   46,114,930
   Residential mortgages		                   146,768,418		  125,854,753
   Other                                     		5,869,654		    7,115,749
Consumer loans		                              58,879,231		   60,993,583

                                           		331,708,022	  	304,001,304
Less:
   Net unamortized loan origination fees		      (347,839)		    (269,260)
   Allowance for possible loan losses		       (2,943,000)		  (2,926,063)

	                                         $	328,417,183   $	300,805,981

<F3>
Table III - Loans Outstanding  by Category at December 31, 1997
and 1996

                                  (In Thousands of Dollars)
                                  		Within		     One to		       After
                                 		One Year		   Five Years		  Five Years		   Total
Fixed rate loans	                $ 	78,350	     $ 	47,052	     $ 	40,499	   $	165,901
Variable rate loans		               93,752		       30,484		       41,571		    165,807

                                	$	172,102	      $	77,536	      $	82,070	   $	331,708

<F4>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1997


		Loans having recorded investments of $2,954,000 at December 31, 1997, have been identified as impaired. The total allowance for possible loan losses related to these loans was $1,146,000.
Interest received on these loans during 1997 was $479,698.
Impaired loans had recorded investments of approximately
$5,136,000 at December 31, 1996.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1997 and 1996, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1997 or 1996.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

                                   		Balance at
                                   		Beginning 				              Amount		  Balance at
                                   		 of Year		     Additions		 Collected		End of Year

            1997
Aggregate of certain party loans	   $	8,222,262	  $	12,488,090	 $	8,276,031	 $	12,434,321

            1996
Aggregate of certain party loans	   $	7,706,004	  $	 8,454,247  $	7,937,989	 $	 8,222,262

<F5>
Table V - Analysis of Activity in Certain Party Loans


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          		1997		        1996		        1995
Balance at beginning of year	           $	2,926,063	  $	2,678,386  	$	2,342,290
Provision charged to operating expenses 		1,940,000		   1,300,000		     670,000
Loan losses:
  Loans charged off                    		(2,064,138)		 (1,388,422)		   (555,957)
  Recoveries on loans previously
   charged off                            		141,075		     336,099		     222,053

Balance at end of year	                 $	2,943,000	  $	2,926,063	  $	2,678,386

<F6>
Table VI - Changes in the Allowance for Possible Loan Losses

		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1997.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.


NOTE 5 - BANK PREMISES AND EQUIPMENT

                                            		1997		         1996
Land	                                     $	1,348,288	   $	1,348,288
Premises		                                  7,027,521		    7,013,942
Furniture and equipment		                   3,857,459		    4,068,373
Leasehold improvements		                    1,209,113		    1,149,732
                                         		13,442,381		   13,580,335
Less allowance for depreciation and
 amortization		                            (7,029,016)		  (6,750,860)
                                        	 $	6,413,365	   $	6,829,475

<F7>
Table VII - Premises and Equipment at December 31, 1997 and 1996

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

		Annual provisions for depreciation and amortization of bank premises and equipment total $651,619 for 1997, $685,005 for 1996, and $645,816 for 1995. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $2,670,000 at December 31, 1997.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1997, additional dividends of approximately $15,900,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

                        			1998	       $   513,083
                        			1999		          121,128
                        			2000		          124,128
                        			2001		          124,128
                        			2002		           86,328
                  			Thereafter           		94,200

	Total future minimum lease payments			$	1,062,995

<F8>
Table VIII - Future Minimum Lease Commitments

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

  		                                      1997	        1996		       1995
Current:
   Federal                           	$	2,416,401	 $	2,422,550	 $	2,166,566
   State		                                557,218		    628,788		    585,606

     Total current                    		2,973,619		  3,051,338		  2,752,172

Deferred:
   Federal	     	                         215,949		   (137,700)		  (198,393)
   State                                 		38,108		    (24,299)		   (35,010)

     Total deferred		                     254,057		   (161,999)		  (233,403)

     Total provision for income taxes	$	3,227,676	 $	2,889,339	 $	2,518,769

<F8>
Table IX - Provisions for Income Taxes

		                                        1997		        1996		        1995
Allowance for possible loan losses	  $	  776,888   $  	914,386	  $   815,315
Write-down of other real estate		           -          177,120       177,120
Deferred compensation		                  403,857       336,255	      256,139
Deferred loan fees		                      19,823        26,863        44,051
  Deferred tax asset	                  1,200,568     1,454,624     1,292,625

Unrealized gain on AFS securities		     (240,124)		    (97,294)		   (157,392)

  Deferred tax liability              		(240,124)		   ( 97,294)		   (157,392)

    Net deferred tax asset	          $  	960,444   $	1,357,330	  $	1,135,233

<F10>
Table X - Deferred Tax Effects of Principal Temporary Differences

		                                        1997		        1996		        1995
Tax expense at statutory rate	        $	3,495,754	  $	3,317,086	  $	2,935,722
Increase (decrease) in taxes
  resulting from:
    Tax-exempt interest		                (896,112)		   (859,383)		   (783,011)
    Nondeductible interest expense		      106,329		     101,534		      89,491
    Employee benefits		                   (55,560) 		   (34,685)		    (22,418)
    Other nondeductible expenses
      (nontaxable income) - net		          11,146	 	     13,515	 	     (5,695)
    State income taxes, net of
      federal	tax benefit               		392,915		     398,963	 	    363,393
    Dividend income exclusion		           (33,239)	 	   (34,855)	 	   (18,324)
    Other		                                55,891	 	    (12,836)		    (40,388)
Total provision for income taxes	     $	3,227,676	  $	2,889,339	  $	2,518,769
Effective tax rate		                         31.4%		       29.6%		       29.2%

<F11>
Table XI - Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal
           Statutory Rate (34% Each Year)

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1997, 1996, and 1995 amounted to $2,927,000, $3,140,000 and $2,756,442, respectively.

A net deferred tax asset was included in other assets in the accompanying consolidated balance sheets.


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

		The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 1997, were $21,735,000 and $1,977,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		 Interest paid on deposits and other borrowings during 1997, 1996, and 1995 amounted to $17,049,703, $17,206,708, and
$14,845,107, respectively.


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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1997 and 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of September 30, 1997, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                     		  							                     TO BE	WELL
                                          									                               CAPITALIZED	UNDER
                               			                 		          FOR CAPITAL		           PROMPT	CORRECTIVE
                                         ACTUAL				         ADEQUACY PURPOSES		        ACTION PROVISIONS
As of December 31, 1997	            Amount	 	  Ratio	     Amount	  	Ratio > or=		    Amount		  Ratio > or =

Total Capital (to Risk Weighted
 Assets) Consolidated	             61,732,093		19.68%		  25,098,756		   8.00%		     31,373,445		10.00%
         Bank	                     61,153,956		19.54%		  25,040,651		   8.00%		     31,300,813		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             58,789,093		18.74%		  12,549,378		   4.00%		     18,824,067		 6.00%
         Bank	                     58,210,956		18.60%		  12,520,325		   4.00%		     18,780,488		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             56,515,935		10.73%		  21,073,801		   4.00%		     26,342,251		 5.00%
         Bank	                     55,946,149		10.63%		  21,047,205		   4.00%		     26,309,006		 5.00%

As of December 31, 1996
Total Capital (to Risk Weighted
 Assets) Consolidated             	56,004,592		18.69%		  23,972,003		   8.00%		     29,965,004		10.00%
         Bank	                     55,472,014		18.55%		  23,923,241   		8.00%		     29,904,051		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             53,078,528		17.71%		  11,988,374		   4.00%		     17,982,562		 6.00%
         Bank	                     52,545,950		17.57%		  11,962,652		   4.00%		     17,943,978		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             52,066,624		10.36%		  20,102,944		   4.00%		     25,128,680		 5.00%
         Bank	                     50,574,336		10.07%		  20,089,111		   4.00%		     25,111,388		 5.00%

<F12>
Table XII - Capital Amounts and Capital Adequacy Ratios

NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a nonprofit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $684,227, $661,307 and $633,459, in 1997, 1996, and
1995, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1997 - $645,985; 1996 - $620,657) purchased in 1993 to fund the plan and the related liability (1997 - $501,255; 1996 - $513,792) were included in other assets and other liabilities, respectively.  Net noncash income recognized on these policies of $25,328 in 1997 and $26,436 in 1996 is
included in the above asset values.   Net noncash income was
$14,133 in 1995. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $42,463 in 1997, $64,024 in 1996, and $106,066 in 1995.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense, net of benefits paid out in 1997 and accruals, of $173,841 for 1997, $172,871 for 1996, and
$176,727 for 1995 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $385,000, were purchased in 1997 for new participants. Net noncash income recognized on these policies of $103,953 in 1997 and $85,249 in 1996 is included in the cash surrender values of $2,376,124 and $1,887,171 reported in other assets at December 31, 1997 and 1996, respectively. Net noncash income was $51,803 in 1995.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (1997 - $819,460; 1996 - $785,330) is included in other assets, and net noncash income recognized on this policy of $34,130 in 1997 and net expense of $9,670 in 1996 is included in the above asset values.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan. These policies have an aggregate face amount of $3,163,750.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                              		December		31,1997		         December		31,1997
                              Carrying		     Fair      	 	Carrying		     Fair
                             		Amount		      Value		       Amount		      Value
Financial assets		                        (DOLLARS		IN		THOUSANDS)
 Cash and due from banks	     $	29,873	   $	29,873	       $	27,917	   $	27,917
 Federal funds sold		           12,800		    12,800		          -		         -
 Securities held to maturity		  96,266		    98,371		       118,542		   119,226
 Securities available for
  sale		                        48,921		    49,521		        55,898		    56,142
 Loans, net                  		328,417		   325,323		       300,806		   309,401
 Accrued interest receivable		   5,366		     5,366		         5,549		     5,549

Financial liabilities
 Deposits		                    470,282		   456,557		       460,573		   449,129
 Federal funds purchased      		  -		         -		            5,000		     5,000
 Short term borrowings		           602		       602		           523		       523
 Accrued interest payable		      2,794		     2,794	         	2,539		     2,539

<F13>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1997, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	 	                            First		     Second	 	     Third		    Fourth
                            		Quarter 	   	Quarter	 	   Quarter		   Quarter		       Total
1997

Interest income	            $	9,362,178	 $	9,705,584	 $	9,774,855	 $	9,804,468	 $	38,647,085
Interest expense		            4,258,739		  4,330,171		  4,361,715		  4,353,765		  17,304,390

Net interest income		         5,103,439		  5,375,413		  5,413,140		  5,450,703		  21,342,695
Provision for possible loan
 losses		                       450,000		    290,000		    550,000	    	650,000		   1,940,000
Noninterest expenses, net
 of noninterest income		      2,394,981		  2,405,847		  2,388,160		  1,932,079		   9,121,067
Income before income taxes		  2,258,458		  2,679,566		  2,474,980		  2,868,624		  10,281,628
Income taxes		                  556,134		    795,731		    917,613		    958,198		   3,227,676

Net income	                 $	1,702,324	 $	1,883,835	 $	1,557,367	 $	1,910,426	 $	 7,053,952

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.35	 $	     1.11	 $	     1.36	 $	      5.04

                             		First		     Secon  		     Third		     Fourth
                            		Quarter		    Quarter		    Quarter		    Quarter		      Total
1996
Interest income	            $	9,052,224	 $	9,280,303	 $	9,249,133	 $	9,501,009	 $	37,082,669
Interest expense		            3,989,386		  4,153,059		  4,260,324		  4,308,988		  16,711,757

Net interest income		         5,062,838		  5,127,244		  4,988,809		  5,192,021		  20,370,912
Provision for possible loan
 losses		                       250,000		    300,000		    200,000		    550,000		   1,300,000
Noninterest expenses, net
 of noninterest income		      2,327,604		  2,234,505		  2,335,349		  2,417,319		   9,314,777

Income before income taxes		  2,485,234		  2,592,739		  2,453,460		  2,224,702		   9,756,135
Income taxes		                  777,319		    776,659		    694,636		    640,725		   2,889,339

Net income	                 $	1,707,915	 $	1,816,080	 $	1,758,824	 $	1,583,977	 $	 6,866,796

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.30	 $	     1.25	 $	     1.13	 $	      4.90

<F14>
Table XIV - Consolidated Quarterly Results of Operations

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS

				The Bank does not have any foreign offices and all deposits
are serviced in its sixteen domestic offices.  The average
amounts of deposits and the average rates paid are summarized in
Table XV.  Maturities  of  time deposits of $100,000 or more at
December 31 are indicated in Table XVI.

                                  		        Year	Ended	December	31
		                                      1997   	 			    	  1996	   			      	1995
                                 	         	(Dollars in Thousands)
Demand deposits	                 $	62,909	   	- 	%	 $	61,509   	- 	%  $	56,730		  -	 %
NOW and money market accounts		   166,914		  3.37		 	158,450		 3.37			 149,016		 3.51
Savings deposits		                 43,775		  3.37			  37,421		 3.22			  34,629		 3.00
Time deposits of less than
 $100,000		                       152,389		  5.29			 151,952		 5.40			 136,568		 5.30
Time deposits of $100,000 or
 more		                            37,686		  5.42			  34,539  	5.41			  32,524		 5.35

Total In Domestic Offices	       $463,673		  3.71%	 $443,870		 3.74%	 $409,467		 3.72%

<F15>
  Table XV - Average Amounts of Deposits and Average Rates Paid
             by Deposit Type at December 31

                                  1997		      1996		      1995
                                 				(Dollars In Thousands)
        Under 3 months	        $ 	9,308	   $	11,680	   $ 	7,877
        3 to 12 months	         	25,981		    22,638		    18,407
        Over 12 months		          4,039		     4,812		     4,310

                               $ 39,328    $ 39,130    $ 30,594

<F16>
Table XVI - Maturities of Time Deposits of $100,000 or More at
            December 31

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1997 and 1996
                            (In Thousands of Dollars)
Assets		                                           1997		         1996
Cash	                                            $     72	      $	   142
Investment in bank subsidiary - at equity		        59,565		       53,870
Investment in credit life insurance company
 - at cost		                                           50		           50
Investment in other securities	                        25		           22
Dividends receivable from bank subsidiary		           784		          714
Cash surrender value - life insurance		               651		          489
Other assets		                                       -		               1

   Total assets	                                 $	61,147	      $	55,288

Liabilities and Stockholders' Equity
Liabilities
  Payable to directors	                          $	   220	      $	   173
  Dividends payable		                                 784		          714

    Total liabilities		                             1,004		          887
Stockholders' equity
  Common stock - $10 par value, authorized
   4,000,000	shares; 1,400,000 shares
   issued and outstanding		                        14,000		       14,000
  Retained earnings		                              45,783		       40,255
  Net unrealized gain (loss) on
   available-for-sale securities, net of
   tax		                                              360		          146
    Total stockholders' equity		                   60,143		       54,401

    Total liabilities and stockholders' equity   $ 61,147       $ 55,288

<F17>
Table XVII - Condensed Statements of Balance Sheet of Parent

                           Condensed Statements of Income
                        Years Ended December 31, 1997 and 1996
                              (In Thousands of Dollars)
                                                   		1997		       1996
  Dividends from bank subsidiary                  $ 1,526      $ 1,372
  Other dividend income		                              80		         85
  Interest income		                                     8		          6
  Other                                              		34		         28
Operating expenses		                                   76		         68
   Income before equity in undistributed net
    income of bank subsidiary		                     1,572		      1,423

Equity in undistributed net income of bank
 subsidiary		                                       5,482		      5,444
       Net Income	                                $	7,054	     $	6,867

<F18>
Table XVIII - Condensed Statements of Income of Parent

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
          (Continued)

                         Condensed Statements of Cash Flows
                       Years Ended December 31, 1997 and 1996
                            (In Thousands of Dollars)
                                       		1997	           	1996
Operating activities
  Net income for the year              	$	7,054	        $ 6,867
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
   Equity in undistributed net income
    of bank subsidiary		                 (5,482)		       (5,444)
   Increase in other assets		               (98)		         (111)
   Increase in payables		                    47		            44

      Total adjustments		                (5,533)	 	      (5,511)

   Net cash provided by operating
    activities		                          1,521		         1,356

Net cash provided by (used in)
 investing activities
 Purchases of investment securities      		(119)		         (133)
 Proceeds from maturities of
  investment securities                     119		           137
 Purchase of single premium life
  insurance policy		                       (135)	           -

    Net cash provided by (used in)
     investing activities		                (135)		            4

Net cash used in financing activities
 Cash dividends paid		                   (1,456)		       (1,288)

   Increase (decrease) in cash		            (70)		           72

Cash at beginning of year		                 142		            70

Cash at end of year	                   $    	72	        $  	142

<F19>
Table XIX - Condensed Statements of Cash Flows of Parent





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

  	During 1997, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. "High Technology + High Commitment = High Performance" was the challenge for the year as the Bank committed to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 1997, 1996, and 1995; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FINANCIAL CONDITION

	First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.

Summary

  	The Bank reported net income of $7.1 million for 1997 compared to $6.9 million in 1996 and $6.1 million in 1995. On a per common share basis, net income was $5.04 for 1997 versus $4.90 for 1996 and $4.37 for 1995. The improvement in 1997's earnings resulted from a strong gross margin reinforced by loan demand that changed the mix of earning assets as higher yielding loans were funded with maturing investment securities and an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses.

  	The return on average equity for 1997 was 12.2% compared to
13.2% for 1996 and 13.1% for 1995.   The return on average
assets was 1.34% for 1997 versus 1.37% for 1996 and 1.32% for 1995.

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

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                   YEAR ENDED DECEMBER 31,
                                 				1997								                  1996								                  1995
                              		Average		Rate/						          Average		Rate/				    		      Average		Rate/
                              		Balance		Yield			Interest		  	Balance		Yield			Interest			  Balance	 Yield			Interest
ASSETS	 	                                                    (Dollars in Thousands)

Interest earning assets
 Loans, net	                  $	314,198		9.18	%	$	28,858	*	 $	290,413		9.43	%	$	27,373	*	 $	276,166		9.38 %	 $	25,892	*
 Bank time deposits		                 1		 -			       -			           1   -	         -			           2		 -			        -
 Taxable securities		           113,013		6.35			   7,173			   118,114		6.14			   7,256			   104,217		6.20			    6,457
 Tax exempt securities		         47,366		6.96			   3,297	*		   44,158		7.10			   3,134	*		   39,105		8.07			    3,156	*
 Federal funds sold		             4,631		5.46			     253			     4,198		5.31			     223			     2,076		5.83			      121

 TOTAL EARNING ASSETS   		      479,209		8.26		 $	39,581			   456,884		8.31		 $	37,986			   421,566		8.45		  $	35,626
Noninterest earning assets
 Cash and due from banks		       27,039								                25,760				  	                 24,829
 Bank premises and equipment		    6,633								                 6,708								                 6,246
 Other assets		                  15,045								                13,348								                11,098

 TOTAL ASSETS	                $	527,926							              $	502,700							              $	463,739

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market
  accounts 	                  $	166,828		3.38	%	$	5,634		   $	158,438		3.39	%	$ 5,338 		 $	148,993		3.51	%	 $ 5,223
 Savings		                       43,776		3.37			  1,476			     37,428		3.22			  1,204			    34,627		3.00			   1,040
 Time                         		152,389		5.29			  8,063			    151,973		5.40			  8,210			   136,605		5.30			   7,245
 Time over $100,000		            37,680		5.43			  2,045			     34,554		5.40		   1,866			    32,522		5.35			   1,740

 TOTAL INTEREST BEARING
 DEPOSITS		                     400,673	 4.30			 17,218			    382,393		4.35		  16,618			   352,747		4.32 	   15,248
 Federal funds purchased		        1,016		5.80			     59			      1,043		5.56		      58			     2,415		5.92		      143
 Other short-term debt		            538		5.02			     27			        622		5.79	       36			       565		5.49		       31

 TOTAL  INTEREST BEARING
 LIABILITIES		                  402,227		4.30	  $17,304			    384,058		4.35		 $16,712			   355,727		4.34    $15,422

Noninterest bearing liabilities
 Demand deposits		               62,903								                61,509								               56,742
 Other liabilities		              4,990								                 5,066								                4,515

 TOTAL LIABILITIES		            470,120								               450,633								              416,984
Stockholders' equity		           57,806								                52,067								               46,755
 TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY	      $	527,926							              $	502,700		 			              $	463,739

Spread between combined
 rates earned and	combined
 rates paid*				                         3.96	 %			 				               3.96 %							               4.12	%

 Net yield on interest-earning
  assets*				                            4.65	 %							                4.66	%							               4.79 %

<F1>
  * Taxable equivalent basis

Notes:

1.	U.S. Government, government agency, taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented.

3. The average balances of the amortized cost of available-for-sale securities were used in the calculations in this table.

                    FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

		Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.


TABLE B - Volume and Yield/Rate Variances
   (Taxable Equivalent Basis - In Thousands)
                     		       1997 		Compared 		1996			       1996 		Compared 		1995
                              				   Yield/		Net Increase			     		  Yield/		Net Increase
                         		Volume	   	Rate		  (Decrease)			 Volume		  Rate		  (Decrease)
Revenue earned on
 Net loans	               $	2,243 	 $	(758)	  $	1,485	   	 $	1,336	  $	 145	   $	1,481
 Investment securities
  Taxable securities		       (314)		   231		      (83)			      861		    (62)		     799
  Tax-free securities		       228		    (65)		     163			       408		   (430)		     (22)
 Federal funds sold		          23		      7		       30			       124		    (22)		     102

  Total interest earning
   assets		                 2,180		   (585)		   1,595			     2,729		   (369)		   2,360

Interest paid on
 NOW and money market
  accounts		                  283		     13		      296			       331		   (216)		     115
 Savings deposits		           204		     68		      272			        84		     80		      164
 Time deposits		               23		   (170)		    (147)			      815		    150		      965
 Time over $100,000		         169		     10		      179			       109		     17		      126
 Federal funds purchased		     (2)	      3		        1			       (81)		    (4)		     (85)
 Short term debt            		 (5)		    (4)		      (9)			        3		      2		        5

   Total interest-bearing
     funds		                  672		    (80)		     592			     1,261		     29		    1,290

Net interest earnings		     1,508	  $	(505)	  $	1,003		    $	1,468	  $	(398)   $	1,070


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

3.	U.S. Government, government agency,  taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Bank qualified municipal debt securities are nontaxable and classified as held-to-maturity.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Two graphs are included at this point in the material mailed to our stockholders. The first graph illustrates in thousands of dollars, the categories of average earning assets and the portion each category is of the total for the last three years.
The following table is the data illustrated by this graph.

 		                         Investment
                Loans			    Securities		     Other

1997		        $314,198		     $160,722		     $4,613
1996		         290,413		      162,188		      4,199
1995		         276,166		      143,358		      2,078

  	Average earning assets increased 5.0% in 1997 compared to an
8.4% increase in 1996 and a 3.0% increase in 1995.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1997, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 8.2% growth from 1996 to 1997, a 5.2% growth from 1995 to 1996, and an 11.5%
growth from 1994 to 1995. Average investments accounted for the remaining balance of average earning assets at December 31, 1997, decreasing .9% from year end 1996. Some of the proceeds from maturities and calls of investment securities was used to fund the expanding loan demand during the year. Average investments increased 14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of two branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. Most of the increase in investments during 1996 can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995. Average total assets increased during the last three years as evidenced by a 5.0% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 2.6% growth from 1994 to 1995.


   The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

			                Interest-Bearing    Noninterest_Bearing
                       Deposits	            Deposits	           Other
1997		                 $390,077			          $80,205			         $  -
1996		                  382,393			           61,509			          1,043
1995		                  352,747			           56,742			          3,526


  	The bank's average deposits grew during the last three years reflecting a 4.4% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 1.3% growth from 1994 to 1995. Short and medium term rates remained competitive compared to longer term rates during 1997 and some depositors left money in or moved money back into interest-bearing transaction accounts, which increased 5.3% during 1997 and 6.3% in 1996. However, over half of the increase during 1996 was attributable to the acquisition.
 Average interest-bearing checking accounts decreased 7.6 % in 1995 as investors took advantage of higher certificate of deposit rates. Average savings deposits increased almost 17.0% during 1997 and 8.1% during 1996, over 54% from the acquisition.
 Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995. Average certificates of deposit under $100,000 increased .3% during 1997, 11.3% during 1996, 60.0%
from the acquisition, and 8.0% in 1995. Certificates of deposit over $100,000 increased 9.1% in 1997 compared to 6.3% in 1996, 87.8% from the acquisition, and 24.8% in 1995.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

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

  	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1997, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

  	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.
The net interest margin, on a tax equivalent basis, at December 31, 1997, 1996, and 1995 was 4.65%, 4.66%, and 4.79% respectively.

TABLE C - Rate Sensitivity of Earning Assets and
Interest-Bearing Liabilities

                               (Dollars in Thousands)
                          		3 Months		   3-6		       6-12		      Over 1
As of December 31, 1997		   or Less	    Months		    Months		      Year		     Total
Earning assets
 Federal funds sold	       $	12,800	   $    -	     $	   -	     $     -	     $ 	12,800
 Taxable investment
   securities		               3,928		     7,989		     5,000		     80,574		     97,491
 Tax-exempt investment
   securities                 1,151		       720		     1,150		     45,275		     48,296
 Loans and leases, net of
   unearned                  61,297		    45,612		    65,193	     159,606		    331,708

      Total earning assets		 79,176		    54,321		    71,343		    285,455		    490,295

Interest-bearing
 liabilities
 NOW and money market
   accounts		                48,546		       -		      66,832		     40,656		    156,034
    Savings		                   -		         -		      44,170		        -		       44,170
    Time		                   42,702		    30,421		    54,807		     22,614		    150,544
    Time over $100,000		     10,242		     8,917		    16,536		      3,634		     39,329
    Other short-term debt		     602		       -		         -		          -		          602

      Total interest
       bearing liabilities		102,092		    39,338		   182,345		     66,904	   $	390,679

Noninterest-bearing, net								                                 (99,616)

Net asset/liability
 funding gap		              (22,916)		   14,983		  (111,002)		   118,935

Cumulative net asset/
  liability funding gap	  $	(22,916)	  $	(7,933)	$	(118,935)	  $	    -

<F2>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

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

  	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1997.

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

  	Loans having recorded investments of $3.0 million at December 31, 1997, have been identified as impaired in accordance with the provisions of SFAS 114. They represent .9% of gross loans. Commercial loans comprised $.6 million of the total, with loans secured by real estate accounting for $1.4 million, and installment loans $1.0 million. The gross interest income that would have been recorded during 1997 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $431, $374, and $365 thousand for the years ended December 31, 1997, 1996, and 1995 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

  	The bar graph on the bottom of this page shows the increase in average net loans (in thousands of dollars) and the line shows the ratio of net loan charge offs to average loans.  The ratio
at December 31, 1997 was .61%.   Management monitoring found and
corrected a problem in consumer loan underwriting that contributed to the higher net charge off percentage in 1997.
The following table is the data illustrated by this graph.

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0064

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                                AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO

                                              				December		31
                         		     1997	 	    1996		     1995	 	    1994		     1993
             		                              (Dollars In	Thousands)
Average amount of loans
 outstanding                	$	314,198	 $	290,413	 $	276,166  $	247,791	 $	233,608
Balance of allowance for
 possible loan losses at
 beginning of year	          $  	2,926	 $	  2,678	 $	  2,342	 $	  2,024	 $	  2,254
 Loans charged-off:
   Loans secured by real
    estate		                        88	       368		       15		      135		      396
   Commercial and industrial
    loans		                        605		      141		      170		       42		      222
   Individuals		                 1,371 		     879		      371		      246		      230
      TOTAL  LOANS CHARGED
       OFF		                     2,064		    1,388		      556		      423		      848
Recoveries of loans
 previously charged off:
   Loans secured by real
    estate		                         8		      111		       97		        9		       56
   Commercial and industrial
    loans		                         53		       42		       14		       36		       52
   Individuals                    		80		      183		      111		       36		       40
      TOTAL RECOVERIES		           141		      336		      222		       81		      148
        NET  LOANS
         CHARGED-O 		            1,923		    1,052		      334		      342		      700
Provision charged to
 operating expenses              1,940		    1,300		      670		      660		      470
  BALANCE OF ALLOWANCE FOR
   POSSIBLE LOAN LOSSES AT
   END OF YEAR	              $  	2,943	 $  	2,926	 $  	2,678	 $  	2,342	 $  	2,024

Ratio of net charge-offs
 during the	period to average
 loans outstanding		              0.61%		    0.36%		    0.12%	   	0.14%		     0.30%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

  	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1997, the Corporation had a ratio of average tier 1 capital to average assets of 10.73%. This compares to a ratio of average tier 1 capital to average assets of 10.36% at December 31, 1996, and 10.08% at December 31, 1995.

  	Cash dividends declared in 1997 were 11.2% more than those paid in 1996. The dividend to net income ratio was 22%. Additional dividends of approximately $15.9 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

  	As of December 31, 1997, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 18.7% and 19.7% respectively. At
December 31, 1996, the comparable ratios were 17.7% and 18.7%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital.

  	A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last six years. The following table is the data illustrated by this graph in thousands of dollars.

               		1991	 		$30,194
               		1992			  33,414
               		1993			  37,454
               		1994			  41,820
               		1995			  46,755
               		1996			  52,067
               		1997			  57,806

             FIRST FARMERS AND MERCHANTS COPROATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Interest Income

  	Total interest income increased 4.2% in 1997 enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.5% in 1997 accounting for 74.6% of gross interest income. Interest earned on investment securities and other investments increased .7% in 1997 rounding out gross interest income contributing 25.4%. Total interest income increased 7.5% in 1996 and 11.9% in 1995.


Interest Expense

  	Total interest expense increased 3.6% in 1997 due mostly to the increase in interest-bearing deposits. This increase compares favorably to a 8.4% increase in 1996, about half of which can be attributed to the acquisition, and a 19.9% increase in 1995.
The cost of interest-bearing deposits remained steady all year under monthly monitoring by the Asset/Liability Committee. This contributed to the strong gross margin achieved during 1997.
The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.7% at the end of 1997 and 1996 and 4.8% at the end of 1995.

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


Noninterest Income and Expense

  	Noninterest income increased 19.6% during 1997 led by fees on deposits. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use.
Income from fiduciary services provided in the Bank's Trust
Department remained strong. This compares to a 28.4% increase in 1996 and a 14.9% increase in 1995.

  	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1997 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

  Income Category  			        Income $ 		  % of Total

 Income from trust services  		$1,471			      21.2%
 Other service fees			            845   			   12.2%
	Securities gains			              488			       7.0%
	Fees on deposits			            3,744  			    53.9%
	Other				                        394		     	  5.7%


	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1997 which compares favorably with the 5.8% increase in 1996. The increase in 1995 was 6.2%.
Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this cost containment. Included in this category is net occupancy expense for an additional office opened in 1997 and furniture and equipment, which includes technology expenses, that was down over 5% from 1996.

	A pie chart is included at this point in the materials snt to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

	 Expense Category 	           Expense $ 		       % of Total

 Personnel			                   $7,319			            45.6%
 Furniture and equipment		       1,501			             9.3%
 Occupancy			                    1,317			             8.2%
 Other					                      5,927			            36.9%


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                                AND RESULTS OF OPERATIONS

   		                            1997		       1996		       1995		       1994		       1993

INTEREST INCOME
 Interest and fees on loans	$	28,841,420	$	27,343,817	$	25,857,982	$	21,130,914	$	19,518,742

 Income on investment
  securities
   Taxable interest		          6,802,934		  6,892,118		  6,179,492		  7,012,626		  6,925,404
   Exempt from federal
    income tax		               2,488,475		  2,366,764		  2,156,813		  2,184,666		  1,857,168
   Dividends		                   260,759		    256,951		    177,790		    204,948		     72,054

                             		9,552,168		  9,515,833		  8,514,095		  9,402,240		  8,854,626

 Other interest
  income		                       253,497		    223,019		    121,492		    284,384	  	  347,287


    TOTAL INTEREST
     INCOME		                 38,647,085		 37,082,669		 34,493,569		 30,817,538	  28,720,655

INTEREST EXPENSE
 Interest on deposits		       17,218,537		 16,617,525		 15,247,875		 12,770,618		 11,998,235
 Interest on other short
  term borrowings		               85,853		     94,232		    174,370		     93,286		     38,339

    TOTAL INTEREST EXPENSE		  17,304,390	  16,711,757		 15,422,245		 12,863,904		 12,036,574

      NET INTEREST INCOME		   21,342,695	  20,370,912		 19,071,324		 17,953,634		 16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES		                      1,940,000		  1,300,000		    670,000		    660,000		    470,000

    NET INTEREST INCOME
     AFTER PROVISION FOR
     LOAN LOSSES		            19,402,695		 19,070,912		 18,401,324		 17,293,634		 16,214,081

NONINTEREST  INCOME

 Trust department income		     1,470,568		  1,323,525	  	1,251,642	  	1,249,359		    863,952
 Service fees on deposit
  accounts		                   3,744,381		  3,373,805		  2,697,332		  2,317,992		  2,206,026
 Other service fees,
  commissions, and fees		        845,072		    745,523		    300,407		    336,758		    509,009
 Other operating income		        394,322		    363,430		    322,634		    319,466		    315,108
 Securities gains (losses)     		487,972		       -		         1,182		   (243,690)		    23,896

    TOTAL NONINTEREST INCOME		 6,942,315		  5,806,283		  4,573,197		  3,979,885		  3,917,991

NONINTEREST  EXPENSES
 Salaries and employee
  benefits		                   7,319,460		  7,030,588		  6,620,827		  6,247,706		  5,686,965
 Net occupancy expense		       1,316,588		  1,211,067		  1,279,434		  1,190,678		  1,070,971
 Furniture and equipment
  expense		                    1,500,486		  1,580,753		  1,382,769		  1,069,856		    889,848
 Deposit insurance		              57,004		      6,549		    499,709		    890,646		    826,966
 Other operating expenses		    5,869,844		  5,292,103		  4,557,307		  4,109,461		  4,180,105

    TOTAL NONINTEREST
     EXPENSES		               16,063,382		 15,121,060		 14,340,046		 13,508,347		 12,654,855

     INCOME BEFORE PROVISION
       FOR INCOME TAXES		     10,281,628		  9,756,135		  8,634,475		  7,765,172		  7,477,217

PROVISION FOR INCOME TAXES		   3,227,676		  2,889,339		  2,518,769		  2,203,746		  2,220,965

     NET INCOME       	     $ 	7,053,952	$	 6,866,796	$	 6,115,706	$	 5,561,426	$ 	5,256,252

EARNINGS PER COMMON SHARE
 (1,400,000 outstanding
   shares)	                 $	      5.04	$	      4.90	$	      4.37	$	      3.97	$	      3.75


            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Net Income

  	Net income was 2.7% higher in 1997 than in 1996. As indicated earlier, the improvement in 1997's earnings resulted from a strong gross margin reinforced by loans increasing as a percentage of earning assets, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses associated with a corrected loan underwriting problem.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

  	The Financial Accounting Standards Board has issued two standards that have been adopted by the Corporation as follows:
(1)  Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share" requires a reconciliation of the numerators and the denominators of the basic and diluted per-share computation for income from continuing operations.
The statement is effective prospectively for earnings per share computation for both interim and annual periods ending after December 31, 1997. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share did not change. (2) Statement of Financial Accounting Standards
No. 129 (SFAS 129), "Disclosure of Information about Capital Structure" requires an entity to explain, in summary form within its financial statements, the pertinent rights and privileges of the various securities outstanding. The Corporation only has one class of common stock outstanding and this statement had no material effect on the financial statements.

   	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Corporation as follows: (1) Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" purposes that an entity report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The statement is effective for fiscal years beginning after December 15, 1997. Management does not believe this statement will have any material effect on future financial statements except for disclosures. (2) Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" establishes guidelines for reporting financial information about an operating segment or component of an enterprise. The statement is effective for fiscal years beginning after December 15, 1997.
 Management does not believe this statement will have any material effect on future financial statements except for disclosures.


YEAR 2000 COMPLIANCE TASK FORCE

 		A Year 2000 Compliance Task Force has been established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing;
representations have been obtained, or are in the process of being obtained, from our software and hardware vendors, confirming their Year 2000 compatibility; and plans are in place for testing our systems' compatibility before June 30, 1998.
Management believes that our information systems are well on their way to being Year 2000 compliant.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION

  	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1997, had a market value of $109 million and were held by 1,618 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

  	There is no established public trading market for the stock. The tables below show the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

   These tables were shown graphically in the materials	sent to our
stockholders.


                       				Price Range of	  		 Dividend
                        				Common Stock	     	 	Paid
                         			High	    	Low		    Per Share

       	First quarter	   $	45.00	  $	45.00	     $
    	   Second quarter	   	48.00		   45.00		      0.43
1995	   Third quarter	    	50.00		   48.00
       	Fourth quarter		   54.00	   	50.00		      0.45
                                          						$	0.88

       	First quarter	   $	56.00	  $	56.00	     $
	       Second quarter	   	58.00	   	56.00		      0.47
1996	   Third quarter		    63.00		   60.00
       	Fourth quarter		   65.00		   63.00		      0.51
                                          						$	0.98

       	First quarter	   $	67.00	  $	65.00	     $
       	Second quarter		   69.00		   69.00		      0.53
1997	   Third quarter		    72.00		   70.00
       	Fourth quarter		   78.00		   72.00		      0.56
                                          						$	1.09


                                 COMPARATIVE DATA
                            (In Thousands of Dollars)

                         		1997		      1996		      1995		      1994		      1993
AVERAGE ASSETS	        $	527,926	  $	502,700	  $	463,739	  $	451,953	  $	420,760

AVERAGE LOANS (NET)	   $	314,198	  $	290,413	  $	276,166  	$	247,791	  $	233,609

AVERAGE DEPOSITS	      $	463,576	  $	443,902	  $	409,489	  $	404,412	  $	378,782

RETURN ON EQUITY AND
 ASSETS
  Return on average
    assets		                1.34%		     1.37%		     1.32%		     1.23%		     1.25%

  Return on beginning
    equity		               12.97%		    14.01%		    13.95%		    14.11%		    14.93%
 Average tier 1
    capital to average
    assets		               10.73%		    10.36%		    10.08%		     9.25%		     8.90%

COMMON DIVIDEND PAYOUT
 RATIO
   Earnings per shar   $	    5.04	 $	   4.90	 $	    4.37	  $    3.97   $	   3.75

   Cash dividends per
    share	             $	   1.09	  $	   0.98  $	    0.88	  $	   0.80	  $	   0.73

   Ratio		                    22%		       20%		      20%		        20%		       19%

                                      NET INTEREST MARGIN
                                  (In Thousands of Dollars)

                        		1997		      1996		      1995		      1994		      1993

INTEREST INCOME
 (TAX EQUIVALENT)	     $	39,581	   $	37,986	   $	35,626	   $	32,039	   $	29,465

INTEREST EXPENSE		       17,304		    16,712		    15,422		    12,864		    12,037

                      	$	22,277	   $	21,274	   $	20,204	   $	19,175   	$	17,428

NET INTEREST MARGIN*		     4.65%		     4.66%		     4.79%		     4.68%		     4.58%


<F3>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.





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










Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations which are a part of the Annual Report to Stockholders which is included in this filing.


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

  	During 1997, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. "High Technology + High Commitment = High Performance" was the challenge for the year as the Bank committed to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 1997, 1996, and 1995; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FINANCIAL CONDITION

	First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.

Summary

  	The Bank reported net income of $7.1 million for 1997 compared to $6.9 million in 1996 and $6.1 million in 1995. On a per common share basis, net income was $5.04 for 1997 versus $4.90 for 1996 and $4.37 for 1995. The improvement in 1997's earnings resulted from a strong gross margin reinforced by loan demand that changed the mix of earning assets as higher yielding loans were funded with maturing investment securities and an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses.

  	The return on average equity for 1997 was 12.2% compared to
13.2% for 1996 and 13.1% for 1995.   The return on average
assets was 1.34% for 1997 versus 1.37% for 1996 and 1.32% for 1995.

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

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                   YEAR ENDED DECEMBER 31,
                                 				1997								                  1996								                  1995
                              		Average		Rate/						          Average		Rate/				    		      Average		Rate/
                              		Balance		Yield			Interest		  	Balance		Yield			Interest			  Balance	 Yield			Interest
ASSETS	 	                                                    (Dollars in Thousands)

Interest earning assets
 Loans, net	                  $	314,198		9.18	%	$	28,858	*	 $	290,413		9.43	%	$	27,373	*	 $	276,166		9.38 %	 $	25,892	*
 Bank time deposits		                 1		 -			       -			           1   -	         -			           2		 -			        -
 Taxable securities		           113,013		6.35			   7,173			   118,114		6.14			   7,256			   104,217		6.20			    6,457
 Tax exempt securities		         47,366		6.96			   3,297	*		   44,158		7.10			   3,134	*		   39,105		8.07			    3,156	*
 Federal funds sold		             4,631		5.46			     253			     4,198		5.31			     223			     2,076		5.83			      121

 TOTAL EARNING ASSETS   		      479,209		8.26		 $	39,581			   456,884		8.31		 $	37,986			   421,566		8.45		  $	35,626
Noninterest earning assets
 Cash and due from banks		       27,039								                25,760				  	                 24,829
 Bank premises and equipment		    6,633								                 6,708								                 6,246
 Other assets		                  15,045								                13,348								                11,098

 TOTAL ASSETS	                $	527,926							              $	502,700							              $	463,739

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market
  accounts 	                  $	166,828		3.38	%	$	5,634		   $	158,438		3.39	%	$ 5,338 		 $	148,993		3.51	%	 $ 5,223
 Savings		                       43,776		3.37			  1,476			     37,428		3.22			  1,204			    34,627		3.00			   1,040
 Time                         		152,389		5.29			  8,063			    151,973		5.40			  8,210			   136,605		5.30			   7,245
 Time over $100,000		            37,680		5.43			  2,045			     34,554		5.40		   1,866			    32,522		5.35			   1,740

 TOTAL INTEREST BEARING
 DEPOSITS		                     400,673	 4.30			 17,218			    382,393		4.35		  16,618			   352,747		4.32 	   15,248
 Federal funds purchased		        1,016		5.80			     59			      1,043		5.56		      58			     2,415		5.92		      143
 Other short-term debt		            538		5.02			     27			        622		5.79	       36			       565		5.49		       31

 TOTAL  INTEREST BEARING
 LIABILITIES		                  402,227		4.30	  $17,304			    384,058		4.35		 $16,712			   355,727		4.34    $15,422

Noninterest bearing liabilities
 Demand deposits		               62,903								                61,509								               56,742
 Other liabilities		              4,990								                 5,066								                4,515

 TOTAL LIABILITIES		            470,120								               450,633								              416,984
Stockholders' equity		           57,806								                52,067								               46,755
 TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY	      $	527,926							              $	502,700		 			              $	463,739

Spread between combined
 rates earned and	combined
 rates paid*				                         3.96	 %			 				               3.96 %							               4.12	%

 Net yield on interest-earning
  assets*				                            4.65	 %							                4.66	%							               4.79 %

<F1>
  * Taxable equivalent basis

Notes:

1.	U.S. Government, government agency, taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented.

3. The average balances of the amortized cost of available-for-sale securities were used in the calculations in this table.

                    FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

		Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.


TABLE B - Volume and Yield/Rate Variances
   (Taxable Equivalent Basis - In Thousands)
                     		       1997 		Compared 		1996			       1996 		Compared 		1995
                              				   Yield/		Net Increase			     		  Yield/		Net Increase
                         		Volume	   	Rate		  (Decrease)			 Volume		  Rate		  (Decrease)
Revenue earned on
 Net loans	               $	2,243 	 $	(758)	  $	1,485	   	 $	1,336	  $	 145	   $	1,481
 Investment securities
  Taxable securities		       (314)		   231		      (83)			      861		    (62)		     799
  Tax-free securities		       228		    (65)		     163			       408		   (430)		     (22)
 Federal funds sold		          23		      7		       30			       124		    (22)		     102

  Total interest earning
   assets		                 2,180		   (585)		   1,595			     2,729		   (369)		   2,360

Interest paid on
 NOW and money market
  accounts		                  283		     13		      296			       331		   (216)		     115
 Savings deposits		           204		     68		      272			        84		     80		      164
 Time deposits		               23		   (170)		    (147)			      815		    150		      965
 Time over $100,000		         169		     10		      179			       109		     17		      126
 Federal funds purchased		     (2)	      3		        1			       (81)		    (4)		     (85)
 Short term debt            		 (5)		    (4)		      (9)			        3		      2		        5

   Total interest-bearing
     funds		                  672		    (80)		     592			     1,261		     29		    1,290

Net interest earnings		     1,508	  $	(505)	  $	1,003		    $	1,468	  $	(398)   $	1,070


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

3.	U.S. Government, government agency,  taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Bank qualified municipal debt securities are nontaxable and classified as held-to-maturity.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Two graphs are included at this point in the material mailed to our stockholders. The first graph illustrates in thousands of dollars, the categories of average earning assets and the portion each category is of the total for the last three years.
The following table is the data illustrated by this graph.

 		                         Investment
                Loans			    Securities		     Other

1997		        $314,198		     $160,722		     $4,613
1996		         290,413		      162,188		      4,199
1995		         276,166		      143,358		      2,078

  	Average earning assets increased 5.0% in 1997 compared to an
8.4% increase in 1996 and a 3.0% increase in 1995.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1997, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 8.2% growth from 1996 to 1997, a 5.2% growth from 1995 to 1996, and an 11.5%
growth from 1994 to 1995. Average investments accounted for the remaining balance of average earning assets at December 31, 1997, decreasing .9% from year end 1996. Some of the proceeds from maturities and calls of investment securities was used to fund the expanding loan demand during the year. Average investments increased 14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of two branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. Most of the increase in investments during 1996 can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995. Average total assets increased during the last three years as evidenced by a 5.0% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 2.6% growth from 1994 to 1995.


   The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

			                Interest-Bearing    Noninterest_Bearing
                       Deposits	            Deposits	           Other
1997		                 $390,077			          $80,205			         $  -
1996		                  382,393			           61,509			          1,043
1995		                  352,747			           56,742			          3,526


  	The bank's average deposits grew during the last three years reflecting a 4.4% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 1.3% growth from 1994 to 1995. Short and medium term rates remained competitive compared to longer term rates during 1997 and some depositors left money in or moved money back into interest-bearing transaction accounts, which increased 5.3% during 1997 and 6.3% in 1996. However, over half of the increase during 1996 was attributable to the acquisition.
 Average interest-bearing checking accounts decreased 7.6 % in 1995 as investors took advantage of higher certificate of deposit rates. Average savings deposits increased almost 17.0% during 1997 and 8.1% during 1996, over 54% from the acquisition.
 Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995. Average certificates of deposit under $100,000 increased .3% during 1997, 11.3% during 1996, 60.0%
from the acquisition, and 8.0% in 1995. Certificates of deposit over $100,000 increased 9.1% in 1997 compared to 6.3% in 1996, 87.8% from the acquisition, and 24.8% in 1995.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

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

  	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1997, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

  	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.
The net interest margin, on a tax equivalent basis, at December 31, 1997, 1996, and 1995 was 4.65%, 4.66%, and 4.79% respectively.

TABLE C - Rate Sensitivity of Earning Assets and
Interest-Bearing Liabilities

                               (Dollars in Thousands)
                          		3 Months		   3-6		       6-12		      Over 1
As of December 31, 1997		   or Less	    Months		    Months		      Year		     Total
Earning assets
 Federal funds sold	       $	12,800	   $    -	     $	   -	     $     -	     $ 	12,800
 Taxable investment
   securities		               3,928		     7,989		     5,000		     80,574		     97,491
 Tax-exempt investment
   securities                 1,151		       720		     1,150		     45,275		     48,296
 Loans and leases, net of
   unearned                  61,297		    45,612		    65,193	     159,606		    331,708

      Total earning assets		 79,176		    54,321		    71,343		    285,455		    490,295

Interest-bearing
 liabilities
 NOW and money market
   accounts		                48,546		       -		      66,832		     40,656		    156,034
    Savings		                   -		         -		      44,170		        -		       44,170
    Time		                   42,702		    30,421		    54,807		     22,614		    150,544
    Time over $100,000		     10,242		     8,917		    16,536		      3,634		     39,329
    Other short-term debt		     602		       -		         -		          -		          602

      Total interest
       bearing liabilities		102,092		    39,338		   182,345		     66,904	   $	390,679

Noninterest-bearing, net								                                 (99,616)

Net asset/liability
 funding gap		              (22,916)		   14,983		  (111,002)		   118,935

Cumulative net asset/
  liability funding gap	  $	(22,916)	  $	(7,933)	$	(118,935)	  $	    -

<F2>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

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

  	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1997.

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

  	Loans having recorded investments of $3.0 million at December 31, 1997, have been identified as impaired in accordance with the provisions of SFAS 114. They represent .9% of gross loans. Commercial loans comprised $.6 million of the total, with loans secured by real estate accounting for $1.4 million, and installment loans $1.0 million. The gross interest income that would have been recorded during 1997 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $431, $374, and $365 thousand for the years ended December 31, 1997, 1996, and 1995 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

  	The bar graph on the bottom of this page shows the increase in average net loans (in thousands of dollars) and the line shows the ratio of net loan charge offs to average loans.  The ratio
at December 31, 1997 was .61%.   Management monitoring found and
corrected a problem in consumer loan underwriting that contributed to the higher net charge off percentage in 1997.
The following table is the data illustrated by this graph.

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0064

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                                AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO

                                              				December		31
                         		     1997	 	    1996		     1995	 	    1994		     1993
             		                              (Dollars In	Thousands)
Average amount of loans
 outstanding                	$	314,198	 $	290,413	 $	276,166  $	247,791	 $	233,608
Balance of allowance for
 possible loan losses at
 beginning of year	          $  	2,926	 $	  2,678	 $	  2,342	 $	  2,024	 $	  2,254
 Loans charged-off:
   Loans secured by real
    estate		                        88	       368		       15		      135		      396
   Commercial and industrial
    loans		                        605		      141		      170		       42		      222
   Individuals		                 1,371 		     879		      371		      246		      230
      TOTAL  LOANS CHARGED
       OFF		                     2,064		    1,388		      556		      423		      848
Recoveries of loans
 previously charged off:
   Loans secured by real
    estate		                         8		      111		       97		        9		       56
   Commercial and industrial
    loans		                         53		       42		       14		       36		       52
   Individuals                    		80		      183		      111		       36		       40
      TOTAL RECOVERIES		           141		      336		      222		       81		      148
        NET  LOANS
         CHARGED-O 		            1,923		    1,052		      334		      342		      700
Provision charged to
 operating expenses              1,940		    1,300		      670		      660		      470
  BALANCE OF ALLOWANCE FOR
   POSSIBLE LOAN LOSSES AT
   END OF YEAR	              $  	2,943	 $  	2,926	 $  	2,678	 $  	2,342	 $  	2,024

Ratio of net charge-offs
 during the	period to average
 loans outstanding		              0.61%		    0.36%		    0.12%	   	0.14%		     0.30%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

  	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1997, the Corporation had a ratio of average tier 1 capital to average assets of 10.73%. This compares to a ratio of average tier 1 capital to average assets of 10.36% at December 31, 1996, and 10.08% at December 31, 1995.

  	Cash dividends declared in 1997 were 11.2% more than those paid in 1996. The dividend to net income ratio was 22%. Additional dividends of approximately $15.9 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

  	As of December 31, 1997, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 18.7% and 19.7% respectively. At
December 31, 1996, the comparable ratios were 17.7% and 18.7%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital.

  	A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last six years. The following table is the data illustrated by this graph in thousands of dollars.

               		1991	 		$30,194
               		1992			  33,414
               		1993			  37,454
               		1994			  41,820
               		1995			  46,755
               		1996			  52,067
               		1997			  57,806

             FIRST FARMERS AND MERCHANTS COPROATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Interest Income

  	Total interest income increased 4.2% in 1997 enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.5% in 1997 accounting for 74.6% of gross interest income. Interest earned on investment securities and other investments increased .7% in 1997 rounding out gross interest income contributing 25.4%. Total interest income increased 7.5% in 1996 and 11.9% in 1995.


Interest Expense

  	Total interest expense increased 3.6% in 1997 due mostly to the increase in interest-bearing deposits. This increase compares favorably to a 8.4% increase in 1996, about half of which can be attributed to the acquisition, and a 19.9% increase in 1995.
The cost of interest-bearing deposits remained steady all year under monthly monitoring by the Asset/Liability Committee. This contributed to the strong gross margin achieved during 1997.
The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.7% at the end of 1997 and 1996 and 4.8% at the end of 1995.

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


Noninterest Income and Expense

  	Noninterest income increased 19.6% during 1997 led by fees on deposits. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use.
Income from fiduciary services provided in the Bank's Trust
Department remained strong. This compares to a 28.4% increase in 1996 and a 14.9% increase in 1995.

  	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1997 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

  Income Category  			        Income $ 		  % of Total

 Income from trust services  		$1,471			      21.2%
 Other service fees			            845   			   12.2%
	Securities gains			              488			       7.0%
	Fees on deposits			            3,744  			    53.9%
	Other				                        394		     	  5.7%


	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1997 which compares favorably with the 5.8% increase in 1996. The increase in 1995 was 6.2%.
Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this cost containment. Included in this category is net occupancy expense for an additional office opened in 1997 and furniture and equipment, which includes technology expenses, that was down over 5% from 1996.

	A pie chart is included at this point in the materials snt to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

	 Expense Category 	           Expense $ 		       % of Total

 Personnel			                   $7,319			            45.6%
 Furniture and equipment		       1,501			             9.3%
 Occupancy			                    1,317			             8.2%
 Other					                      5,927			            36.9%


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                                AND RESULTS OF OPERATIONS

   		                            1997		       1996		       1995		       1994		       1993

INTEREST INCOME
 Interest and fees on loans	$	28,841,420	$	27,343,817	$	25,857,982	$	21,130,914	$	19,518,742

 Income on investment
  securities
   Taxable interest		          6,802,934		  6,892,118		  6,179,492		  7,012,626		  6,925,404
   Exempt from federal
    income tax		               2,488,475		  2,366,764		  2,156,813		  2,184,666		  1,857,168
   Dividends		                   260,759		    256,951		    177,790		    204,948		     72,054

                             		9,552,168		  9,515,833		  8,514,095		  9,402,240		  8,854,626

 Other interest
  income		                       253,497		    223,019		    121,492		    284,384	  	  347,287


    TOTAL INTEREST
     INCOME		                 38,647,085		 37,082,669		 34,493,569		 30,817,538	  28,720,655

INTEREST EXPENSE
 Interest on deposits		       17,218,537		 16,617,525		 15,247,875		 12,770,618		 11,998,235
 Interest on other short
  term borrowings		               85,853		     94,232		    174,370		     93,286		     38,339

    TOTAL INTEREST EXPENSE		  17,304,390	  16,711,757		 15,422,245		 12,863,904		 12,036,574

      NET INTEREST INCOME		   21,342,695	  20,370,912		 19,071,324		 17,953,634		 16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES		                      1,940,000		  1,300,000		    670,000		    660,000		    470,000

    NET INTEREST INCOME
     AFTER PROVISION FOR
     LOAN LOSSES		            19,402,695		 19,070,912		 18,401,324		 17,293,634		 16,214,081

NONINTEREST  INCOME

 Trust department income		     1,470,568		  1,323,525	  	1,251,642	  	1,249,359		    863,952
 Service fees on deposit
  accounts		                   3,744,381		  3,373,805		  2,697,332		  2,317,992		  2,206,026
 Other service fees,
  commissions, and fees		        845,072		    745,523		    300,407		    336,758		    509,009
 Other operating income		        394,322		    363,430		    322,634		    319,466		    315,108
 Securities gains (losses)     		487,972		       -		         1,182		   (243,690)		    23,896

    TOTAL NONINTEREST INCOME		 6,942,315		  5,806,283		  4,573,197		  3,979,885		  3,917,991

NONINTEREST  EXPENSES
 Salaries and employee
  benefits		                   7,319,460		  7,030,588		  6,620,827		  6,247,706		  5,686,965
 Net occupancy expense		       1,316,588		  1,211,067		  1,279,434		  1,190,678		  1,070,971
 Furniture and equipment
  expense		                    1,500,486		  1,580,753		  1,382,769		  1,069,856		    889,848
 Deposit insurance		              57,004		      6,549		    499,709		    890,646		    826,966
 Other operating expenses		    5,869,844		  5,292,103		  4,557,307		  4,109,461		  4,180,105

    TOTAL NONINTEREST
     EXPENSES		               16,063,382		 15,121,060		 14,340,046		 13,508,347		 12,654,855

     INCOME BEFORE PROVISION
       FOR INCOME TAXES		     10,281,628		  9,756,135		  8,634,475		  7,765,172		  7,477,217

PROVISION FOR INCOME TAXES		   3,227,676		  2,889,339		  2,518,769		  2,203,746		  2,220,965

     NET INCOME       	     $ 	7,053,952	$	 6,866,796	$	 6,115,706	$	 5,561,426	$ 	5,256,252

EARNINGS PER COMMON SHARE
 (1,400,000 outstanding
   shares)	                 $	      5.04	$	      4.90	$	      4.37	$	      3.97	$	      3.75


            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Net Income

  	Net income was 2.7% higher in 1997 than in 1996. As indicated earlier, the improvement in 1997's earnings resulted from a strong gross margin reinforced by loans increasing as a percentage of earning assets, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses associated with a corrected loan underwriting problem.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

  	The Financial Accounting Standards Board has issued two standards that have been adopted by the Corporation as follows:
(1)  Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share" requires a reconciliation of the numerators and the denominators of the basic and diluted per-share computation for income from continuing operations.
The statement is effective prospectively for earnings per share computation for both interim and annual periods ending after December 31, 1997. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share did not change. (2) Statement of Financial Accounting Standards
No. 129 (SFAS 129), "Disclosure of Information about Capital Structure" requires an entity to explain, in summary form within its financial statements, the pertinent rights and privileges of the various securities outstanding. The Corporation only has one class of common stock outstanding and this statement had no material effect on the financial statements.

   	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Corporation as follows: (1) Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" purposes that an entity report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The statement is effective for fiscal years beginning after December 15, 1997. Management does not believe this statement will have any material effect on future financial statements except for disclosures. (2) Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" establishes guidelines for reporting financial information about an operating segment or component of an enterprise. The statement is effective for fiscal years beginning after December 15, 1997.
 Management does not believe this statement will have any material effect on future financial statements except for disclosures.


YEAR 2000 COMPLIANCE TASK FORCE

 		A Year 2000 Compliance Task Force has been established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing;
representations have been obtained, or are in the process of being obtained, from our software and hardware vendors, confirming their Year 2000 compatibility; and plans are in place for testing our systems' compatibility before June 30, 1998.
Management believes that our information systems are well on their way to being Year 2000 compliant.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION

  	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1997, had a market value of $109 million and were held by 1,618 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

  	There is no established public trading market for the stock. The tables below show the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

   These tables were shown graphically in the materials	sent to our
stockholders.


                       				Price Range of	  		 Dividend
                        				Common Stock	     	 	Paid
                         			High	    	Low		    Per Share

       	First quarter	   $	45.00	  $	45.00	     $
    	   Second quarter	   	48.00		   45.00		      0.43
1995	   Third quarter	    	50.00		   48.00
       	Fourth quarter		   54.00	   	50.00		      0.45
                                          						$	0.88

       	First quarter	   $	56.00	  $	56.00	     $
	       Second quarter	   	58.00	   	56.00		      0.47
1996	   Third quarter		    63.00		   60.00
       	Fourth quarter		   65.00		   63.00		      0.51
                                          						$	0.98

       	First quarter	   $	67.00	  $	65.00	     $
       	Second quarter		   69.00		   69.00		      0.53
1997	   Third quarter		    72.00		   70.00
       	Fourth quarter		   78.00		   72.00		      0.56
                                          						$	1.09


                                 COMPARATIVE DATA
                            (In Thousands of Dollars)

                         		1997		      1996		      1995		      1994		      1993
AVERAGE ASSETS	        $	527,926	  $	502,700	  $	463,739	  $	451,953	  $	420,760

AVERAGE LOANS (NET)	   $	314,198	  $	290,413	  $	276,166  	$	247,791	  $	233,609

AVERAGE DEPOSITS	      $	463,576	  $	443,902	  $	409,489	  $	404,412	  $	378,782

RETURN ON EQUITY AND
 ASSETS
  Return on average
    assets		                1.34%		     1.37%		     1.32%		     1.23%		     1.25%

  Return on beginning
    equity		               12.97%		    14.01%		    13.95%		    14.11%		    14.93%
 Average tier 1
    capital to average
    assets		               10.73%		    10.36%		    10.08%		     9.25%		     8.90%

COMMON DIVIDEND PAYOUT
 RATIO
   Earnings per shar   $	    5.04	 $	   4.90	 $	    4.37	  $    3.97   $	   3.75

   Cash dividends per
    share	             $	   1.09	  $	   0.98  $	    0.88	  $	   0.80	  $	   0.73

   Ratio		                    22%		       20%		      20%		        20%		       19%

                                      NET INTEREST MARGIN
                                  (In Thousands of Dollars)

                        		1997		      1996		      1995		      1994		      1993

INTEREST INCOME
 (TAX EQUIVALENT)	     $	39,581	   $	37,986	   $	35,626	   $	32,039	   $	29,465

INTEREST EXPENSE		       17,304		    16,712		    15,422		    12,864		    12,037

                      	$	22,277	   $	21,274	   $	20,204	   $	19,175   	$	17,428

NET INTEREST MARGIN*		     4.65%		     4.66%		     4.79%		     4.68%		     4.58%


<F3>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.





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











Item 8.  Financial Statements and Supplementary Data.

Financial statements and supplementary data are incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are a part of the Annual Report to Stockholders which is included in this filing.


              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996
ASSETS			                                                1997		          1996

Cash and due from banks		                          $  	29,873,333	 $  	27,916,507
Federal funds sold			                                  12,800,000	          -
Securities
 Available for sale (amortized cost $48,921,020
  and $55,898,299 respectively)			                     49,521,330		    56,141,535
 Held to maturity (fair value $98,371,056 and
  $119,226,021 respectively)			                        96,265,967		   118,541,750
      Total securities - Note 2			                    145,787,297		   174,683,285
Loans, net of unearned income - Note 3			             331,360,183		   303,732,044
 Allowance for possible loan losses - Note 4			        (2,943,000)		   (2,926,063)
         Net loans		                                 	328,417,183		   300,805,981
Bank premises and equipment, at cost less
 allowance for depreciation - Note 5			                 6,413,365		     6,829,475
Other assets			                                        14,030,993		    15,094,426
         TOTAL ASSETS		                             $	537,322,171	  $	525,329,674
LIABILITIES
Deposits
 Noninterest-bearing		                              $ 	80,204,767	  $ 	75,589,511
 Interest-bearing (including certificates of
  deposit over $100,000:
   1997 - $39,327,957; 1996 - $39,129,547)			         390,077,040		   384,983,050
         Total deposits			                            470,281,807		   460,572,561
Federal funds purchased			                                 -		          5,000,000
Dividends payable			                                      784,000		       714,000
Other short term liabilities			                           602,100		       522,928
Accounts payable and accrued liabilities			             5,510,940		     4,119,059
         TOTAL LIABILITIES			                         477,178,847		   470,928,548
COMMITMENTS AND CONTINGENCIES - Notes 7 and 9
STOCKHOLDERS' EQUITY
Common stock - $10 par value, authorized
 4,000,000 shares; 1,400,000 shares issued and
 outstanding			                                        14,000,000		    14,000,000
Retained earnings - Note 6			                          45,783,137		    40,255,185
Net unrealized gain on available-for-sale
 securities, net of tax			                                360,187		       145,941
         TOTAL STOCKHOLDERS' EQUITY			                 60,143,324		    54,401,126
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY		                                  $	537,322,171	  $	525,329,674


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                                                               		   	 	Net Unrealized
                                                               					   Gain (Loss) On
                                             		Common	    	Retained  		Available-for-sale
                                              		Stock  		  Earnings		     Securities		         Total
BALANCE AT JANUARY 1, 1995	                $	14,000,000	$	29,876,683	    $	(48,557)	       $	43,828,126
Net income for the year		                        -		       6,115,706		        -		             6,115,706
Cash dividends declared, $.88 per share		        -		      (1,232,000)		       -		            (1,232,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          284,643		           284,643

BALANCE AT DECEMBER 31, 1995		               14,000,000		 34,760,389		      236,086		        48,996,475
Net income for the year		                        -		       6,866,796		        -		             6,866,796
Cash dividends declared, $.98 per share		        -		      (1,372,000)		       -		            (1,372,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          (90,145)		          (90,145)

BALANCE AT DECEMBER 31, 1996		              14,000,000		  40,255,185		      145,941		        54,401,126
Net income for the year		                        -		       7,053,952		        -		             7,053,952
Cash dividends declared, $1.09 per share		       -		      (1,526,000)		       -		            (1,526,000)
Change in net unrealized gain on
 available-for-sale securities, net of tax		     -		           -		          214,246		           214,246

BALANCE AT DECEMBER 31, 1997	              $	14,000,000	$	45,783,137	     $	360,187	       $	60,143,324


The accompanying notes are an integral part of the consolidated financial statements.


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                           		1997	       	1996       		1995
INTEREST INCOME
 Interest and fees on loans	             $	28,841,420	$	27,343,817	$	25,857,982
 Income on investment securities
  Taxable interest		                        6,802,934		  6,892,118		  6,179,492
  Exempt from federal income tax		          2,488,475		  2,366,764		  2,156,813
  Dividends		                                 260,759		    256,951		    177,790
                                          		9,552,168		  9,515,833		  8,514,095
 Other interest income		                      253,497		    223,019		    121,492
       TOTAL INTEREST INCOME		             38,647,085		 37,082,669		 34,493,569
INTEREST EXPENSE
 Interest on deposits		                    17,218,537	  16,617,525	  15,247,875
 Interest on other short term borrowings		     85,853		     94,232		    174,370
       TOTAL INTEREST EXPENSE		            17,304,390	  16,711,757		 15,422,245
         NET INTEREST INCOME		             21,342,695		 20,370,912		 19,071,324
PROVISION FOR POSSIBLE LOAN LOSSES
 - Note 4		                                 1,940,000		  1,300,000		    670,000
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES		        19,402,695	  19,070,912		 18,401,324
NONINTEREST INCOME
 Trust department income		                  1,470,568		  1,323,525		  1,251,642
 Service fees on deposit
  accounts		                                3,744,381		  3,373,805		  2,697,332
 Other service fees, commissions, and
  fees	                                      	845,072		    745,523		    300,407
 Other operating income		                     394,322		    363,430		    322,634
 Securities gains (losses)		                  487,972		       -		         1,182
      TOTAL NONINTEREST INCOME		            6,942,315		  5,806,283		  4,573,197
NONINTEREST EXPENSES
 Salaries and employee benefits		           7,319,460		  7,030,588	   6,620,827
 Net occupancy expense		                    1,316,588		  1,211,067		  1,279,434
 Furniture and equipment expense		          1,500,486		  1,580,753		  1,382,769
 Deposit insurance		                           57,004		      6,549		    499,709
 Other operating expenses		                 5,869,844		  5,292,103		  4,557,307
       TOTAL NONINTEREST EXPENSES		        16,063,382		 15,121,060		 14,340,046
         INCOME BEFORE PROVISION FOR
          INCOME TAXES		                   10,281,628		  9,756,135		  8,634,475
PROVISION FOR INCOME TAXES - Note 8	       	3,227,676		  2,889,339		  2,518,769
             NET INCOME            	     $ 	7,053,952	$ 	6,866,796	$ 	6,115,706

EARNINGS PER COMMON SHARE - Note 1
 (1,400,000 outstanding shares)	         $	      5.04	$	      4.90	$	      4.37

The accompanying notes are an integral part of the consolidated financial statements.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                               		         1997		        1996         1995
OPERATING ACTIVITIES
 Net income	                         $ 	7,053,952	 $ 	6,866,796	 $ 	6,115,706
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
 Excess of provision for possible
  loan losses	over net charge offs         16,937		     247,677		     336,096
 Provision for depreciation and
  amortization of premises and
  equipment		                             651,619		     685,005		     645,816
 Provision for depreciation of
  leased equipment		                      834,400		     521,500		       -
 Amortization of deposit base
  intangibles		                           182,613		     224,212		    168,020
 Amortization of investment
  security premiums, net of
  accretion of discounts		                470,853		     553,355		    641,104
 Increase in cash surrender value
  of life insurance contracts		          (163,412)		   (111,685)		   (65,936)
 Deferred income taxes		                  254,057		    (161,999)		  (233,403)
  (Increase) decrease in Interest
  receivable		                            182,632		    (125,119)		  (255,109)
  Other assets		                           15,313		     307,844		    912,162
 Increase (decrease) in
  Interest payable		                      254,687		    (494,950)		   577,137
  Other liabilities		                   1,137,196		     (61,704)		   458,939

       TOTAL ADJUSTMENTS	              	3,836,895		   1,584,136		  3,184,826

       NET CASH PROVIDED BY
        OPERATING ACTIVITIES		         10,890,847	   	8,450,932		  9,300,532

INVESTING ACTIVITIES
 Proceeds from maturities, calls,
  and sales of available-for-sale
  securities		                        11,008,435		    3,020,054		  7,306,453
 Proceeds from maturities and calls
  of held-to-maturity securities		    32,386,811		   56,112,000		 18,848,992
 Purchases of investment securities
  Available-for-sale                  (4,157,188)		 (48,222,295)		(3,168,200)
  Held-to-maturity		                 (10,455,849)		 (47,364,954)		(6,459,372)
 Net increase in loans		             (27,628,139)		 (11,801,733) (29,236,191)
 Purchases of premises and
  equipment		                           (235,509)		  (1,116,543)		  (850,672)
 Purchase of equipment leased        		    -		       (2,607,500)		     -
 Purchase of deposit base
  intangibles		                            -		       (1,124,258)		     -
 Purchase of single premium life
  insurance contract		                  (385,000)		    (785,330)		     -

       NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES		        533,561		  (53,890,559)		(13,558,990)

FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  and interest-bearing deposits      		9,709,246		   29,930,577		   5,625,638
 Assumption of deposit liabilities
  - Note 12		                              -		       19,863,923		       -
 Net increase (decrease) in short
  term borrowings		                   (4,920,828)		  (6,432,072)		  4,355,000
 Cash dividends		                     (1,456,000)		  (1,288,000)		 (1,176,000)

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES		         3,332,418		   42,074,428		   8,804,638

       INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS		        14,756,826		   (3,365,199)	  	4,546,180

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		                  27,916,507		   31,281,706		  26,735,526

CASH AND CASH EQUIVALENTS AT END
 OF YEAR	                           $	42,673,333	  $	27,916,507	 $	31,281,706


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

		As of December 31, 1997, the only subsidiary of the Corporation was the Bank. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The Bank conducts a full-service commercial banking business at its principal office at 816 South Garden Street, Columbia, Tennessee and at fifteen (15) branches:
High Street Branch, Northside Branch, Shady Brook Mall Branch, Hatcher Lane Branch, and Campbell Plaza Branch in Columbia; Mt. Pleasant Branch in Mt. Pleasant; Spring Hill Branch in Spring
Hill; Lawrenceburg Branch and Crockett Branch in Lawrenceburg; Leoma Branch in Leoma; Loretto Branch in Loretto; Lewisburg
Branch and Lewisburg West Branch in Lewisburg; Chapel Hill
Branch in Chapel Hill; and Centerville Branch in Centerville.
The Bank provides automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State
Community College, and Maury Regional Hospital.

		The community service area of the Bank is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area in terms of total deposits, the Bank faces substantial competition from fourteen (14) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area.


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


Cash and Due From Banks

		Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks.   At December 31, 1997, approximately $8.9
million was required to be maintained at the Federal Reserve
Bank.


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

  		Debt and equity securities that are bought and held principally for the purpose of selling them in

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Securities (Continued)

  the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  		Debt and equity securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.


  Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


Loans

		Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. A loan is considered impaired when it is probable that an institution will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

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


		Interest on loans is accrued daily based on the principal amount outstanding. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. All loans in nonaccrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.


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

  The Bank's recorded value for other real estate was approximately $410 thousand at December 31, 1997, and $450 thousand at December 31, 1996.

Allowance for Possible Loan Losses

	The allowance for possible loan losses is established through provisions for loan losses charged against income. Loan quality is monitored by Loan Review and

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES(Continued)

Allowance for Possible Loan Losses (Continued)

the Credit Administrator. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance account in the period such determination is made. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses.


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

Intangible Assets

	Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method.
Total amortization expense charged to operations amounted to:
1997 - $182,613; 1996 - $224,212;  and  1995 - $168,020.

Earnings Per Share

	The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share". which supersedes APB Opinion No.
15. This statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share will not change. Earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during each period presented.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

		Securities with an amortized cost of $116,315,234 and $103,540,673 at December 31, 1997 and 1996, respectively (fair value: 1997 - $117,969,544; 1996 - $104,061,311), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1997, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

			                                Amortized		       Gross		Unrealized		       Fair
                                  			Cost		        Gain		           Loss		       Value
	December 31, 1997
	Available-for-sale securities
	    U.S. Treasury	              $ 	22,337,240	   $  	233,853	   $	 14,893	   $	 22,556,200
	    U.S. Government agencies		     23,834,686		       53,172		     92,413		     23,795,445
     Other securities		              2,749,094		      422,591	     	 2,000		      3,169,685

		                               $	 48,921,020	   $	  709,616	   $	109,306	   $ 	49,521,330
	Held-to-maturity securities
	    U.S. Treasury	              $ 	10,432,892	   $	  209,508	   $	   -	      $	 10,642,400
	    U.S. Government agencies		     36,552,480		      657,930		      2,048		     37,208,362
	    States and political
       subdivisions		               48,465,174		    1,218,108		     12,144		     49,671,138
	    Other securities		                815,421		       33,735		       -		           849,156

                              		$  	96,265,967	   $ 2,119,281	   $  14,192	   $  98,371,056

	December 31, 1996

	Available-for-sale securities
	    U.S. Treasury	             $  	26,412,520	   $  	162,913	   $ 	63,634	   $  	26,511,799
	    U.S. Government agencies		     26,850,441		       45,866		    318,203	 	     26,578,104
	    Other securities		              2,635,338		      565,044		    148,750		       3,051,632

                              		$  	55,898,299	   $  	773,823	   $ 530,587	   $  	56,141,535
	Held-to-maturity securities
	    U.S. Treasury	             $  	30,504,935	   $ 	 106,345	   $	 22,080	   $  	30,589,200
	    U.S. Government agencies		     39,679,582		      245,034		     87,434		      39,837,182
	    States and political
      subdivisions		                47,538,074		      700,948		    283,420		      47,955,602
	    Other securities		                819,159		       24,878		       -		            844,037

		                              $	 118,541,750	   $	1,077,205	   $	392,934	   $	 119,226,021

<F1>
Table I - Amortized Cost and Fair Value of Investment Securities.


               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES (Continued)

		At December 31, 1997, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.


		Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December
31, 1997, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		Proceeds from the maturity, call, or sale of available-for-sale securities were $11,008,435, $3,020,054, and $7,306,453 during 1997, 1996, and 1995, respectively. Proceeds from the maturity or call of held-to-maturity securities were $32,386,811, $56,112,000, and $18,848,992 during 1997, 1996, and
1995, respectively. Gross gains of $489,697 and gross losses of $1,725 were realized on dispositions in 1997. There were no realized gains or losses in 1996. Gross gains of $1,182 and gross losses of $-0- were realized on the dispositions in 1995.

                                  		Amortized		          Fair		        Yield
                                     		Cost	            	Value		    (Unaudited)
Available-for-sale securities
U.S. Treasury
   Within one year	                $ 	8,051,787	       $ 	8,049,800		   5.5%
   After one but within five years		 14,285,453		        14,506,400		   6.2%
U.S. Government agencies
   Within one year		                  3,994,953		         3,999,700		   6.1%
   After one but within five years		 19,585,333		        19,541,020		   5.8%
   After ten years		                    254,400		           254,725		   6.1%
Other securities		                    2,749,094		         3,169,685		   9.0%

                                  	$	48,921,020	       $	49,521,330
Held-to-maturity securities
U.S. Treasury
   After one but within five years $	10,432,892	       $	10,642,400		   6.4%
U.S. Government agencies
   Within one year		                  2,999,150		         2,997,100		   5.4%
   After one but within five years   18,669,684		        19,008,962		   6.6%
   After five but within ten years		 14,883,646		        15,202,300		   6.5%
States and political subdivisions
   Within one year		                  3,239,829		         3,286,218		   9.3%
   After one but within five years		 13,595,854		        13,865,175		   7.7%
   After five but within ten years		 18,510,918		        18,983,557		   7.4%
   After ten years		                 13,118,573		        13,536,188		   7.8%
Other securities
   After one but within five years		    315,421		           323,206		   8.0%
   After five but within ten years		    500,000		           525,950		   7.3%

                                  	$	96,265,967	       $	98,371,056

<F2>
Table II - Contractual Maturity of Investment Securities and
Weighted Tax Equivalent Yields

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

    		                                           1997		          1996

Commercial, financial and agricultural	   $  	60,592,529	 $ 	54,565,335
Tax exempt municipal loans		                     768,125		      605,933
Real estate
   Construction		                              5,861,866		    8,751,021
   Commercial mortgages		                     52,968,199		   46,114,930
   Residential mortgages		                   146,768,418		  125,854,753
   Other                                     		5,869,654		    7,115,749
Consumer loans		                              58,879,231		   60,993,583

                                           		331,708,022	  	304,001,304
Less:
   Net unamortized loan origination fees		      (347,839)		    (269,260)
   Allowance for possible loan losses		       (2,943,000)		  (2,926,063)

	                                         $	328,417,183   $	300,805,981

<F3>
Table III - Loans Outstanding  by Category at December 31, 1997
and 1996

                                  (In Thousands of Dollars)
                                  		Within		     One to		       After
                                 		One Year		   Five Years		  Five Years		   Total
Fixed rate loans	                $ 	78,350	     $ 	47,052	     $ 	40,499	   $	165,901
Variable rate loans		               93,752		       30,484		       41,571		    165,807

                                	$	172,102	      $	77,536	      $	82,070	   $	331,708

<F4>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1997


		Loans having recorded investments of $2,954,000 at December 31, 1997, have been identified as impaired. The total allowance for possible loan losses related to these loans was $1,146,000.
Interest received on these loans during 1997 was $479,698.
Impaired loans had recorded investments of approximately
$5,136,000 at December 31, 1996.

		Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.
An analysis of activity with respect to such loans for the years ended December 31, 1997 and 1996, is shown in Table V that follows.

		These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director.
These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1997 or 1996.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

                                   		Balance at
                                   		Beginning 				              Amount		  Balance at
                                   		 of Year		     Additions		 Collected		End of Year

            1997
Aggregate of certain party loans	   $	8,222,262	  $	12,488,090	 $	8,276,031	 $	12,434,321

            1996
Aggregate of certain party loans	   $	7,706,004	  $	 8,454,247  $	7,937,989	 $	 8,222,262

<F5>
Table V - Analysis of Activity in Certain Party Loans


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                          		1997		        1996		        1995
Balance at beginning of year	           $	2,926,063	  $	2,678,386  	$	2,342,290
Provision charged to operating expenses 		1,940,000		   1,300,000		     670,000
Loan losses:
  Loans charged off                    		(2,064,138)		 (1,388,422)		   (555,957)
  Recoveries on loans previously
   charged off                            		141,075		     336,099		     222,053

Balance at end of year	                 $	2,943,000	  $	2,926,063	  $	2,678,386

<F6>
Table VI - Changes in the Allowance for Possible Loan Losses

		In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1997.
However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

		For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.


NOTE 5 - BANK PREMISES AND EQUIPMENT

                                            		1997		         1996
Land	                                     $	1,348,288	   $	1,348,288
Premises		                                  7,027,521		    7,013,942
Furniture and equipment		                   3,857,459		    4,068,373
Leasehold improvements		                    1,209,113		    1,149,732
                                         		13,442,381		   13,580,335
Less allowance for depreciation and
 amortization		                            (7,029,016)		  (6,750,860)
                                        	 $	6,413,365	   $	6,829,475

<F7>
Table VII - Premises and Equipment at December 31, 1997 and 1996

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

		Annual provisions for depreciation and amortization of bank premises and equipment total $651,619 for 1997, $685,005 for 1996, and $645,816 for 1995. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $2,670,000 at December 31, 1997.


NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

		The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December
31, 1997, additional dividends of approximately $15,900,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

		Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

                        			1998	       $   513,083
                        			1999		          121,128
                        			2000		          124,128
                        			2001		          124,128
                        			2002		           86,328
                  			Thereafter           		94,200

	Total future minimum lease payments			$	1,062,995

<F8>
Table VIII - Future Minimum Lease Commitments

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

  		                                      1997	        1996		       1995
Current:
   Federal                           	$	2,416,401	 $	2,422,550	 $	2,166,566
   State		                                557,218		    628,788		    585,606

     Total current                    		2,973,619		  3,051,338		  2,752,172

Deferred:
   Federal	     	                         215,949		   (137,700)		  (198,393)
   State                                 		38,108		    (24,299)		   (35,010)

     Total deferred		                     254,057		   (161,999)		  (233,403)

     Total provision for income taxes	$	3,227,676	 $	2,889,339	 $	2,518,769

<F8>
Table IX - Provisions for Income Taxes

		                                        1997		        1996		        1995
Allowance for possible loan losses	  $	  776,888   $  	914,386	  $   815,315
Write-down of other real estate		           -          177,120       177,120
Deferred compensation		                  403,857       336,255	      256,139
Deferred loan fees		                      19,823        26,863        44,051
  Deferred tax asset	                  1,200,568     1,454,624     1,292,625

Unrealized gain on AFS securities		     (240,124)		    (97,294)		   (157,392)

  Deferred tax liability              		(240,124)		   ( 97,294)		   (157,392)

    Net deferred tax asset	          $  	960,444   $	1,357,330	  $	1,135,233

<F10>
Table X - Deferred Tax Effects of Principal Temporary Differences

		                                        1997		        1996		        1995
Tax expense at statutory rate	        $	3,495,754	  $	3,317,086	  $	2,935,722
Increase (decrease) in taxes
  resulting from:
    Tax-exempt interest		                (896,112)		   (859,383)		   (783,011)
    Nondeductible interest expense		      106,329		     101,534		      89,491
    Employee benefits		                   (55,560) 		   (34,685)		    (22,418)
    Other nondeductible expenses
      (nontaxable income) - net		          11,146	 	     13,515	 	     (5,695)
    State income taxes, net of
      federal	tax benefit               		392,915		     398,963	 	    363,393
    Dividend income exclusion		           (33,239)	 	   (34,855)	 	   (18,324)
    Other		                                55,891	 	    (12,836)		    (40,388)
Total provision for income taxes	     $	3,227,676	  $	2,889,339	  $	2,518,769
Effective tax rate		                         31.4%		       29.6%		       29.2%

<F11>
Table XI - Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal
           Statutory Rate (34% Each Year)

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

		Total income taxes paid in 1997, 1996, and 1995 amounted to $2,927,000, $3,140,000 and $2,756,442, respectively.

A net deferred tax asset was included in other assets in the accompanying consolidated balance sheets.


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

		The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 1997, were $21,735,000 and $1,977,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SUPPLEMENTARY CASH FLOW INFORMATION

		 Interest paid on deposits and other borrowings during 1997, 1996, and 1995 amounted to $17,049,703, $17,206,708, and
$14,845,107, respectively.


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

		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1997 and 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

		The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of September 30, 1997, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS'  EQUITY (Continued)

                                                     		  							                     TO BE	WELL
                                          									                               CAPITALIZED	UNDER
                               			                 		          FOR CAPITAL		           PROMPT	CORRECTIVE
                                         ACTUAL				         ADEQUACY PURPOSES		        ACTION PROVISIONS
As of December 31, 1997	            Amount	 	  Ratio	     Amount	  	Ratio > or=		    Amount		  Ratio > or =

Total Capital (to Risk Weighted
 Assets) Consolidated	             61,732,093		19.68%		  25,098,756		   8.00%		     31,373,445		10.00%
         Bank	                     61,153,956		19.54%		  25,040,651		   8.00%		     31,300,813		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             58,789,093		18.74%		  12,549,378		   4.00%		     18,824,067		 6.00%
         Bank	                     58,210,956		18.60%		  12,520,325		   4.00%		     18,780,488		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             56,515,935		10.73%		  21,073,801		   4.00%		     26,342,251		 5.00%
         Bank	                     55,946,149		10.63%		  21,047,205		   4.00%		     26,309,006		 5.00%

As of December 31, 1996
Total Capital (to Risk Weighted
 Assets) Consolidated             	56,004,592		18.69%		  23,972,003		   8.00%		     29,965,004		10.00%
         Bank	                     55,472,014		18.55%		  23,923,241   		8.00%		     29,904,051		10.00%
Tier I Capital (to Risk Weighted
 Assets) Consolidated	             53,078,528		17.71%		  11,988,374		   4.00%		     17,982,562		 6.00%
         Bank	                     52,545,950		17.57%		  11,962,652		   4.00%		     17,943,978		 6.00%
Tier I Capital (Average)
 (to Average	Assets)
         Consolidated	             52,066,624		10.36%		  20,102,944		   4.00%		     25,128,680		 5.00%
         Bank	                     50,574,336		10.07%		  20,089,111		   4.00%		     25,111,388		 5.00%

<F12>
Table XII - Capital Amounts and Capital Adequacy Ratios

NOTE 12 - ACQUISITIONS

		On April 1, 1996, the Bank purchased certain assets and assumed certain deposit liabilities of the Mt. Pleasant, Maury
County, Tennessee, and Lewisburg, Marshall County, Tennessee, branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee.  The Office of the
Comptroller of the Currency granted approval of this acquisition. Deposit liabilities totaling $19.9 million were assumed in the transaction in exchange for other assets acquired totaling $1.6 million and cash for the balance. The Mt.
Pleasant branch was combined with the Bank's office there and the building was donated to the Mt. Pleasant-Maury Phosphate
Museum, a nonprofit organization dedicated to preserving the rich history of the phosphate industry in this area and actively promoting tourism and economic development. The Lewisburg branch gave the Bank a second location in Lewisburg complementing the market penetration in Marshall County.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

		The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.
The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $684,227, $661,307 and $633,459, in 1997, 1996, and
1995, respectively, are included in salaries and employee benefits expense.

		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1997 - $645,985; 1996 - $620,657) purchased in 1993 to fund the plan and the related liability (1997 - $501,255; 1996 - $513,792) were included in other assets and other liabilities, respectively.  Net noncash income recognized on these policies of $25,328 in 1997 and $26,436 in 1996 is
included in the above asset values.   Net noncash income was
$14,133 in 1995. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $42,463 in 1997, $64,024 in 1996, and $106,066 in 1995.

		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. A liability increase and expense, net of benefits paid out in 1997 and accruals, of $173,841 for 1997, $172,871 for 1996, and
$176,727 for 1995 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $385,000, were purchased in 1997 for new participants. Net noncash income recognized on these policies of $103,953 in 1997 and $85,249 in 1996 is included in the cash surrender values of $2,376,124 and $1,887,171 reported in other assets at December 31, 1997 and 1996, respectively. Net noncash income was $51,803 in 1995.

		In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (1997 - $819,460; 1996 - $785,330) is included in other assets, and net noncash income recognized on this policy of $34,130 in 1997 and net expense of $9,670 in 1996 is included in the above asset values.

		The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan. These policies have an aggregate face amount of $3,163,750.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                              		December		31,1997		         December		31,1997
                              Carrying		     Fair      	 	Carrying		     Fair
                             		Amount		      Value		       Amount		      Value
Financial assets		                        (DOLLARS		IN		THOUSANDS)
 Cash and due from banks	     $	29,873	   $	29,873	       $	27,917	   $	27,917
 Federal funds sold		           12,800		    12,800		          -		         -
 Securities held to maturity		  96,266		    98,371		       118,542		   119,226
 Securities available for
  sale		                        48,921		    49,521		        55,898		    56,142
 Loans, net                  		328,417		   325,323		       300,806		   309,401
 Accrued interest receivable		   5,366		     5,366		         5,549		     5,549

Financial liabilities
 Deposits		                    470,282		   456,557		       460,573		   449,129
 Federal funds purchased      		  -		         -		            5,000		     5,000
 Short term borrowings		           602		       602		           523		       523
 Accrued interest payable		      2,794		     2,794	         	2,539		     2,539

<F13>
Table XIII - Summary of Fair Values of Financial Instruments

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

		At December 31, 1997, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	 	                            First		     Second	 	     Third		    Fourth
                            		Quarter 	   	Quarter	 	   Quarter		   Quarter		       Total
1997

Interest income	            $	9,362,178	 $	9,705,584	 $	9,774,855	 $	9,804,468	 $	38,647,085
Interest expense		            4,258,739		  4,330,171		  4,361,715		  4,353,765		  17,304,390

Net interest income		         5,103,439		  5,375,413		  5,413,140		  5,450,703		  21,342,695
Provision for possible loan
 losses		                       450,000		    290,000		    550,000	    	650,000		   1,940,000
Noninterest expenses, net
 of noninterest income		      2,394,981		  2,405,847		  2,388,160		  1,932,079		   9,121,067
Income before income taxes		  2,258,458		  2,679,566		  2,474,980		  2,868,624		  10,281,628
Income taxes		                  556,134		    795,731		    917,613		    958,198		   3,227,676

Net income	                 $	1,702,324	 $	1,883,835	 $	1,557,367	 $	1,910,426	 $	 7,053,952

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.35	 $	     1.11	 $	     1.36	 $	      5.04

                             		First		     Secon  		     Third		     Fourth
                            		Quarter		    Quarter		    Quarter		    Quarter		      Total
1996
Interest income	            $	9,052,224	 $	9,280,303	 $	9,249,133	 $	9,501,009	 $	37,082,669
Interest expense		            3,989,386		  4,153,059		  4,260,324		  4,308,988		  16,711,757

Net interest income		         5,062,838		  5,127,244		  4,988,809		  5,192,021		  20,370,912
Provision for possible loan
 losses		                       250,000		    300,000		    200,000		    550,000		   1,300,000
Noninterest expenses, net
 of noninterest income		      2,327,604		  2,234,505		  2,335,349		  2,417,319		   9,314,777

Income before income taxes		  2,485,234		  2,592,739		  2,453,460		  2,224,702		   9,756,135
Income taxes		                  777,319		    776,659		    694,636		    640,725		   2,889,339

Net income	                 $	1,707,915	 $	1,816,080	 $	1,758,824	 $	1,583,977	 $	 6,866,796

Earnings per common share
 (1,400,000 shares)	        $	     1.22	 $	     1.30	 $	     1.25	 $	     1.13	 $	      4.90

<F14>
Table XIV - Consolidated Quarterly Results of Operations

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DEPOSITS

				The Bank does not have any foreign offices and all deposits
are serviced in its sixteen domestic offices.  The average
amounts of deposits and the average rates paid are summarized in
Table XV.  Maturities  of  time deposits of $100,000 or more at
December 31 are indicated in Table XVI.

                                  		        Year	Ended	December	31
		                                      1997   	 			    	  1996	   			      	1995
                                 	         	(Dollars in Thousands)
Demand deposits	                 $	62,909	   	- 	%	 $	61,509   	- 	%  $	56,730		  -	 %
NOW and money market accounts		   166,914		  3.37		 	158,450		 3.37			 149,016		 3.51
Savings deposits		                 43,775		  3.37			  37,421		 3.22			  34,629		 3.00
Time deposits of less than
 $100,000		                       152,389		  5.29			 151,952		 5.40			 136,568		 5.30
Time deposits of $100,000 or
 more		                            37,686		  5.42			  34,539  	5.41			  32,524		 5.35

Total In Domestic Offices	       $463,673		  3.71%	 $443,870		 3.74%	 $409,467		 3.72%

<F15>
  Table XV - Average Amounts of Deposits and Average Rates Paid
             by Deposit Type at December 31

                                  1997		      1996		      1995
                                 				(Dollars In Thousands)
        Under 3 months	        $ 	9,308	   $	11,680	   $ 	7,877
        3 to 12 months	         	25,981		    22,638		    18,407
        Over 12 months		          4,039		     4,812		     4,310

                               $ 39,328    $ 39,130    $ 30,594

<F16>
Table XVI - Maturities of Time Deposits of $100,000 or More at
            December 31

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                             Condensed Balance Sheets
                            December 31, 1997 and 1996
                            (In Thousands of Dollars)
Assets		                                           1997		         1996
Cash	                                            $     72	      $	   142
Investment in bank subsidiary - at equity		        59,565		       53,870
Investment in credit life insurance company
 - at cost		                                           50		           50
Investment in other securities	                        25		           22
Dividends receivable from bank subsidiary		           784		          714
Cash surrender value - life insurance		               651		          489
Other assets		                                       -		               1

   Total assets	                                 $	61,147	      $	55,288

Liabilities and Stockholders' Equity
Liabilities
  Payable to directors	                          $	   220	      $	   173
  Dividends payable		                                 784		          714

    Total liabilities		                             1,004		          887
Stockholders' equity
  Common stock - $10 par value, authorized
   4,000,000	shares; 1,400,000 shares
   issued and outstanding		                        14,000		       14,000
  Retained earnings		                              45,783		       40,255
  Net unrealized gain (loss) on
   available-for-sale securities, net of
   tax		                                              360		          146
    Total stockholders' equity		                   60,143		       54,401

    Total liabilities and stockholders' equity   $ 61,147       $ 55,288

<F17>
Table XVII - Condensed Statements of Balance Sheet of Parent

                           Condensed Statements of Income
                        Years Ended December 31, 1997 and 1996
                              (In Thousands of Dollars)
                                                   		1997		       1996
  Dividends from bank subsidiary                  $ 1,526      $ 1,372
  Other dividend income		                              80		         85
  Interest income		                                     8		          6
  Other                                              		34		         28
Operating expenses		                                   76		         68
   Income before equity in undistributed net
    income of bank subsidiary		                     1,572		      1,423

Equity in undistributed net income of bank
 subsidiary		                                       5,482		      5,444
       Net Income	                                $	7,054	     $	6,867

<F18>
Table XVIII - Condensed Statements of Income of Parent

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION
          (Continued)

                         Condensed Statements of Cash Flows
                       Years Ended December 31, 1997 and 1996
                            (In Thousands of Dollars)
                                       		1997	           	1996
Operating activities
  Net income for the year              	$	7,054	        $ 6,867
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
   Equity in undistributed net income
    of bank subsidiary		                 (5,482)		       (5,444)
   Increase in other assets		               (98)		         (111)
   Increase in payables		                    47		            44

      Total adjustments		                (5,533)	 	      (5,511)

   Net cash provided by operating
    activities		                          1,521		         1,356

Net cash provided by (used in)
 investing activities
 Purchases of investment securities      		(119)		         (133)
 Proceeds from maturities of
  investment securities                     119		           137
 Purchase of single premium life
  insurance policy		                       (135)	           -

    Net cash provided by (used in)
     investing activities		                (135)		            4

Net cash used in financing activities
 Cash dividends paid		                   (1,456)		       (1,288)

   Increase (decrease) in cash		            (70)		           72

Cash at beginning of year		                 142		            70

Cash at end of year	                   $    	72	        $  	142

<F19>
Table XIX - Condensed Statements of Cash Flows of Parent




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

  	During 1997, First Farmers and Merchants National Bank strengthened its presence in the four counties in middle Tennessee that it serves. Deposits and loans in each of the four counties increased. "High Technology + High Commitment = High Performance" was the challenge for the year as the Bank committed to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

	The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 1997, 1996, and 1995; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FINANCIAL CONDITION

	First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.

Summary

  	The Bank reported net income of $7.1 million for 1997 compared to $6.9 million in 1996 and $6.1 million in 1995. On a per common share basis, net income was $5.04 for 1997 versus $4.90 for 1996 and $4.37 for 1995. The improvement in 1997's earnings resulted from a strong gross margin reinforced by loan demand that changed the mix of earning assets as higher yielding loans were funded with maturing investment securities and an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses.

  	The return on average equity for 1997 was 12.2% compared to
13.2% for 1996 and 13.1% for 1995.   The return on average
assets was 1.34% for 1997 versus 1.37% for 1996 and 1.32% for 1995.

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

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
Equity, Interest Rates and Interest Differential

                                   YEAR ENDED DECEMBER 31,
                                 				1997								                  1996								                  1995
                              		Average		Rate/						          Average		Rate/				    		      Average		Rate/
                              		Balance		Yield			Interest		  	Balance		Yield			Interest			  Balance	 Yield			Interest
ASSETS	 	                                                    (Dollars in Thousands)

Interest earning assets
 Loans, net	                  $	314,198		9.18	%	$	28,858	*	 $	290,413		9.43	%	$	27,373	*	 $	276,166		9.38 %	 $	25,892	*
 Bank time deposits		                 1		 -			       -			           1   -	         -			           2		 -			        -
 Taxable securities		           113,013		6.35			   7,173			   118,114		6.14			   7,256			   104,217		6.20			    6,457
 Tax exempt securities		         47,366		6.96			   3,297	*		   44,158		7.10			   3,134	*		   39,105		8.07			    3,156	*
 Federal funds sold		             4,631		5.46			     253			     4,198		5.31			     223			     2,076		5.83			      121

 TOTAL EARNING ASSETS   		      479,209		8.26		 $	39,581			   456,884		8.31		 $	37,986			   421,566		8.45		  $	35,626
Noninterest earning assets
 Cash and due from banks		       27,039								                25,760				  	                 24,829
 Bank premises and equipment		    6,633								                 6,708								                 6,246
 Other assets		                  15,045								                13,348								                11,098

 TOTAL ASSETS	                $	527,926							              $	502,700							              $	463,739

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Time and savings deposits:
 NOW and money market
  accounts 	                  $	166,828		3.38	%	$	5,634		   $	158,438		3.39	%	$ 5,338 		 $	148,993		3.51	%	 $ 5,223
 Savings		                       43,776		3.37			  1,476			     37,428		3.22			  1,204			    34,627		3.00			   1,040
 Time                         		152,389		5.29			  8,063			    151,973		5.40			  8,210			   136,605		5.30			   7,245
 Time over $100,000		            37,680		5.43			  2,045			     34,554		5.40		   1,866			    32,522		5.35			   1,740

 TOTAL INTEREST BEARING
 DEPOSITS		                     400,673	 4.30			 17,218			    382,393		4.35		  16,618			   352,747		4.32 	   15,248
 Federal funds purchased		        1,016		5.80			     59			      1,043		5.56		      58			     2,415		5.92		      143
 Other short-term debt		            538		5.02			     27			        622		5.79	       36			       565		5.49		       31

 TOTAL  INTEREST BEARING
 LIABILITIES		                  402,227		4.30	  $17,304			    384,058		4.35		 $16,712			   355,727		4.34    $15,422

Noninterest bearing liabilities
 Demand deposits		               62,903								                61,509								               56,742
 Other liabilities		              4,990								                 5,066								                4,515

 TOTAL LIABILITIES		            470,120								               450,633								              416,984
Stockholders' equity		           57,806								                52,067								               46,755
 TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY	      $	527,926							              $	502,700		 			              $	463,739

Spread between combined
 rates earned and	combined
 rates paid*				                         3.96	 %			 				               3.96 %							               4.12	%

 Net yield on interest-earning
  assets*				                            4.65	 %							                4.66	%							               4.79 %

<F1>
  * Taxable equivalent basis

Notes:

1.	U.S. Government, government agency, taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented.

3. The average balances of the amortized cost of available-for-sale securities were used in the calculations in this table.

                    FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

		Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.


TABLE B - Volume and Yield/Rate Variances
   (Taxable Equivalent Basis - In Thousands)
                     		       1997 		Compared 		1996			       1996 		Compared 		1995
                              				   Yield/		Net Increase			     		  Yield/		Net Increase
                         		Volume	   	Rate		  (Decrease)			 Volume		  Rate		  (Decrease)
Revenue earned on
 Net loans	               $	2,243 	 $	(758)	  $	1,485	   	 $	1,336	  $	 145	   $	1,481
 Investment securities
  Taxable securities		       (314)		   231		      (83)			      861		    (62)		     799
  Tax-free securities		       228		    (65)		     163			       408		   (430)		     (22)
 Federal funds sold		          23		      7		       30			       124		    (22)		     102

  Total interest earning
   assets		                 2,180		   (585)		   1,595			     2,729		   (369)		   2,360

Interest paid on
 NOW and money market
  accounts		                  283		     13		      296			       331		   (216)		     115
 Savings deposits		           204		     68		      272			        84		     80		      164
 Time deposits		               23		   (170)		    (147)			      815		    150		      965
 Time over $100,000		         169		     10		      179			       109		     17		      126
 Federal funds purchased		     (2)	      3		        1			       (81)		    (4)		     (85)
 Short term debt            		 (5)		    (4)		      (9)			        3		      2		        5

   Total interest-bearing
     funds		                  672		    (80)		     592			     1,261		     29		    1,290

Net interest earnings		     1,508	  $	(505)	  $	1,003		    $	1,468	  $	(398)   $	1,070


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

3.	U.S. Government, government agency,  taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Bank qualified municipal debt securities are nontaxable and classified as held-to-maturity.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Two graphs are included at this point in the material mailed to our stockholders. The first graph illustrates in thousands of dollars, the categories of average earning assets and the portion each category is of the total for the last three years.
The following table is the data illustrated by this graph.

 		                         Investment
                Loans			    Securities		     Other

1997		        $314,198		     $160,722		     $4,613
1996		         290,413		      162,188		      4,199
1995		         276,166		      143,358		      2,078

  	Average earning assets increased 5.0% in 1997 compared to an
8.4% increase in 1996 and a 3.0% increase in 1995.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1997, average net loans represented
65.5% of average earning assets. Total average net loans increased during the last three years showing an 8.2% growth from 1996 to 1997, a 5.2% growth from 1995 to 1996, and an 11.5%
growth from 1994 to 1995. Average investments accounted for the remaining balance of average earning assets at December 31, 1997, decreasing .9% from year end 1996. Some of the proceeds from maturities and calls of investment securities was used to fund the expanding loan demand during the year. Average investments increased 14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of two branches of Union Planters Bank of Middle Tennessee, National
Association, Nashville, Tennessee, effective as of April 1,
1996. Most of the increase in investments during 1996 can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Investments decreased 9.6% in 1995. Average total assets increased during the last three years as evidenced by a 5.0% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 2.6% growth from 1994 to 1995.


   The second graph illustrates the average balances by category of liabilities that fund earning assets. The following table is the data illustrated by this graph in thousands of dollars.

			                Interest-Bearing    Noninterest_Bearing
                       Deposits	            Deposits	           Other
1997		                 $390,077			          $80,205			         $  -
1996		                  382,393			           61,509			          1,043
1995		                  352,747			           56,742			          3,526


  	The bank's average deposits grew during the last three years reflecting a 4.4% growth from 1996 to 1997, an 8.4% growth from 1995 to 1996, and a 1.3% growth from 1994 to 1995. Short and medium term rates remained competitive compared to longer term rates during 1997 and some depositors left money in or moved money back into interest-bearing transaction accounts, which increased 5.3% during 1997 and 6.3% in 1996. However, over half of the increase during 1996 was attributable to the acquisition.
 Average interest-bearing checking accounts decreased 7.6 % in 1995 as investors took advantage of higher certificate of deposit rates. Average savings deposits increased almost 17.0% during 1997 and 8.1% during 1996, over 54% from the acquisition.
 Savings deposits have been strong historically providing a core, low cost, source of funding. Average savings deposits declined 1.2% in 1995. Average certificates of deposit under $100,000 increased .3% during 1997, 11.3% during 1996, 60.0%
from the acquisition, and 8.0% in 1995. Certificates of deposit over $100,000 increased 9.1% in 1997 compared to 6.3% in 1996, 87.8% from the acquisition, and 24.8% in 1995.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

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

  	Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the
Bank's rate sensitive position at December 31, 1997, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

  	As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.
The net interest margin, on a tax equivalent basis, at December 31, 1997, 1996, and 1995 was 4.65%, 4.66%, and 4.79% respectively.

TABLE C - Rate Sensitivity of Earning Assets and
Interest-Bearing Liabilities

                               (Dollars in Thousands)
                          		3 Months		   3-6		       6-12		      Over 1
As of December 31, 1997		   or Less	    Months		    Months		      Year		     Total
Earning assets
 Federal funds sold	       $	12,800	   $    -	     $	   -	     $     -	     $ 	12,800
 Taxable investment
   securities		               3,928		     7,989		     5,000		     80,574		     97,491
 Tax-exempt investment
   securities                 1,151		       720		     1,150		     45,275		     48,296
 Loans and leases, net of
   unearned                  61,297		    45,612		    65,193	     159,606		    331,708

      Total earning assets		 79,176		    54,321		    71,343		    285,455		    490,295

Interest-bearing
 liabilities
 NOW and money market
   accounts		                48,546		       -		      66,832		     40,656		    156,034
    Savings		                   -		         -		      44,170		        -		       44,170
    Time		                   42,702		    30,421		    54,807		     22,614		    150,544
    Time over $100,000		     10,242		     8,917		    16,536		      3,634		     39,329
    Other short-term debt		     602		       -		         -		          -		          602

      Total interest
       bearing liabilities		102,092		    39,338		   182,345		     66,904	   $	390,679

Noninterest-bearing, net								                                 (99,616)

Net asset/liability
 funding gap		              (22,916)		   14,983		  (111,002)		   118,935

Cumulative net asset/
  liability funding gap	  $	(22,916)	  $	(7,933)	$	(118,935)	  $	    -

<F2>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

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

  	The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1997.

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

  	Loans having recorded investments of $3.0 million at December 31, 1997, have been identified as impaired in accordance with the provisions of SFAS 114. They represent .9% of gross loans. Commercial loans comprised $.6 million of the total, with loans secured by real estate accounting for $1.4 million, and installment loans $1.0 million. The gross interest income that would have been recorded during 1997 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $431, $374, and $365 thousand for the years ended December 31, 1997, 1996, and 1995 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

  	The bar graph on the bottom of this page shows the increase in average net loans (in thousands of dollars) and the line shows the ratio of net loan charge offs to average loans.  The ratio
at December 31, 1997 was .61%.   Management monitoring found and
corrected a problem in consumer loan underwriting that contributed to the higher net charge off percentage in 1997.
The following table is the data illustrated by this graph.

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0064

                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                                AND RESULTS OF OPERATIONS


TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO

                                              				December		31
                         		     1997	 	    1996		     1995	 	    1994		     1993
             		                              (Dollars In	Thousands)
Average amount of loans
 outstanding                	$	314,198	 $	290,413	 $	276,166  $	247,791	 $	233,608
Balance of allowance for
 possible loan losses at
 beginning of year	          $  	2,926	 $	  2,678	 $	  2,342	 $	  2,024	 $	  2,254
 Loans charged-off:
   Loans secured by real
    estate		                        88	       368		       15		      135		      396
   Commercial and industrial
    loans		                        605		      141		      170		       42		      222
   Individuals		                 1,371 		     879		      371		      246		      230
      TOTAL  LOANS CHARGED
       OFF		                     2,064		    1,388		      556		      423		      848
Recoveries of loans
 previously charged off:
   Loans secured by real
    estate		                         8		      111		       97		        9		       56
   Commercial and industrial
    loans		                         53		       42		       14		       36		       52
   Individuals                    		80		      183		      111		       36		       40
      TOTAL RECOVERIES		           141		      336		      222		       81		      148
        NET  LOANS
         CHARGED-O 		            1,923		    1,052		      334		      342		      700
Provision charged to
 operating expenses              1,940		    1,300		      670		      660		      470
  BALANCE OF ALLOWANCE FOR
   POSSIBLE LOAN LOSSES AT
   END OF YEAR	              $  	2,943	 $  	2,926	 $  	2,678	 $  	2,342	 $  	2,024

Ratio of net charge-offs
 during the	period to average
 loans outstanding		              0.61%		    0.36%		    0.12%	   	0.14%		     0.30%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

  	Historically, internal growth has financed the capital needs of the Bank. At December 31, 1997, the Corporation had a ratio of average tier 1 capital to average assets of 10.73%. This compares to a ratio of average tier 1 capital to average assets of 10.36% at December 31, 1996, and 10.08% at December 31, 1995.

  	Cash dividends declared in 1997 were 11.2% more than those paid in 1996. The dividend to net income ratio was 22%. Additional dividends of approximately $15.9 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to maintain or increase the payout ratio while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

  	As of December 31, 1997, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 18.7% and 19.7% respectively. At
December 31, 1996, the comparable ratios were 17.7% and 18.7%, respectively. Please refer to Note 11 in the NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital.

  	A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last six years. The following table is the data illustrated by this graph in thousands of dollars.

               		1991	 		$30,194
               		1992			  33,414
               		1993			  37,454
               		1994			  41,820
               		1995			  46,755
               		1996			  52,067
               		1997			  57,806

             FIRST FARMERS AND MERCHANTS COPROATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
                         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Interest Income

  	Total interest income increased 4.2% in 1997 enhanced by loan growth in all the market areas the Bank serves. Interest and fees earned on loans increased 5.5% in 1997 accounting for 74.6% of gross interest income. Interest earned on investment securities and other investments increased .7% in 1997 rounding out gross interest income contributing 25.4%. Total interest income increased 7.5% in 1996 and 11.9% in 1995.


Interest Expense

  	Total interest expense increased 3.6% in 1997 due mostly to the increase in interest-bearing deposits. This increase compares favorably to a 8.4% increase in 1996, about half of which can be attributed to the acquisition, and a 19.9% increase in 1995.
The cost of interest-bearing deposits remained steady all year under monthly monitoring by the Asset/Liability Committee. This contributed to the strong gross margin achieved during 1997.
The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.7% at the end of 1997 and 1996 and 4.8% at the end of 1995.

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


Noninterest Income and Expense

  	Noninterest income increased 19.6% during 1997 led by fees on deposits. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use.
Income from fiduciary services provided in the Bank's Trust
Department remained strong. This compares to a 28.4% increase in 1996 and a 14.9% increase in 1995.

  	A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1997 and the percentage each category is of the total.
The following table is the data illustrated by this graph in thousands of dollars.

  Income Category  			        Income $ 		  % of Total

 Income from trust services  		$1,471			      21.2%
 Other service fees			            845   			   12.2%
	Securities gains			              488			       7.0%
	Fees on deposits			            3,744  			    53.9%
	Other				                        394		     	  5.7%


	Noninterest expenses, excluding the provision for possible loan losses, increased 6.2% in 1997 which compares favorably with the 5.8% increase in 1996. The increase in 1995 was 6.2%.
Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this cost containment. Included in this category is net occupancy expense for an additional office opened in 1997 and furniture and equipment, which includes technology expenses, that was down over 5% from 1996.

	A pie chart is included at this point in the materials snt to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

	 Expense Category 	           Expense $ 		       % of Total

 Personnel			                   $7,319			            45.6%
 Furniture and equipment		       1,501			             9.3%
 Occupancy			                    1,317			             8.2%
 Other					                      5,927			            36.9%


                    FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                                AND RESULTS OF OPERATIONS

   		                            1997		       1996		       1995		       1994		       1993

INTEREST INCOME
 Interest and fees on loans	$	28,841,420	$	27,343,817	$	25,857,982	$	21,130,914	$	19,518,742

 Income on investment
  securities
   Taxable interest		          6,802,934		  6,892,118		  6,179,492		  7,012,626		  6,925,404
   Exempt from federal
    income tax		               2,488,475		  2,366,764		  2,156,813		  2,184,666		  1,857,168
   Dividends		                   260,759		    256,951		    177,790		    204,948		     72,054

                             		9,552,168		  9,515,833		  8,514,095		  9,402,240		  8,854,626

 Other interest
  income		                       253,497		    223,019		    121,492		    284,384	  	  347,287


    TOTAL INTEREST
     INCOME		                 38,647,085		 37,082,669		 34,493,569		 30,817,538	  28,720,655

INTEREST EXPENSE
 Interest on deposits		       17,218,537		 16,617,525		 15,247,875		 12,770,618		 11,998,235
 Interest on other short
  term borrowings		               85,853		     94,232		    174,370		     93,286		     38,339

    TOTAL INTEREST EXPENSE		  17,304,390	  16,711,757		 15,422,245		 12,863,904		 12,036,574

      NET INTEREST INCOME		   21,342,695	  20,370,912		 19,071,324		 17,953,634		 16,684,081

PROVISION FOR POSSIBLE LOAN
 LOSSES		                      1,940,000		  1,300,000		    670,000		    660,000		    470,000

    NET INTEREST INCOME
     AFTER PROVISION FOR
     LOAN LOSSES		            19,402,695		 19,070,912		 18,401,324		 17,293,634		 16,214,081

NONINTEREST  INCOME

 Trust department income		     1,470,568		  1,323,525	  	1,251,642	  	1,249,359		    863,952
 Service fees on deposit
  accounts		                   3,744,381		  3,373,805		  2,697,332		  2,317,992		  2,206,026
 Other service fees,
  commissions, and fees		        845,072		    745,523		    300,407		    336,758		    509,009
 Other operating income		        394,322		    363,430		    322,634		    319,466		    315,108
 Securities gains (losses)     		487,972		       -		         1,182		   (243,690)		    23,896

    TOTAL NONINTEREST INCOME		 6,942,315		  5,806,283		  4,573,197		  3,979,885		  3,917,991

NONINTEREST  EXPENSES
 Salaries and employee
  benefits		                   7,319,460		  7,030,588		  6,620,827		  6,247,706		  5,686,965
 Net occupancy expense		       1,316,588		  1,211,067		  1,279,434		  1,190,678		  1,070,971
 Furniture and equipment
  expense		                    1,500,486		  1,580,753		  1,382,769		  1,069,856		    889,848
 Deposit insurance		              57,004		      6,549		    499,709		    890,646		    826,966
 Other operating expenses		    5,869,844		  5,292,103		  4,557,307		  4,109,461		  4,180,105

    TOTAL NONINTEREST
     EXPENSES		               16,063,382		 15,121,060		 14,340,046		 13,508,347		 12,654,855

     INCOME BEFORE PROVISION
       FOR INCOME TAXES		     10,281,628		  9,756,135		  8,634,475		  7,765,172		  7,477,217

PROVISION FOR INCOME TAXES		   3,227,676		  2,889,339		  2,518,769		  2,203,746		  2,220,965

     NET INCOME       	     $ 	7,053,952	$	 6,866,796	$	 6,115,706	$	 5,561,426	$ 	5,256,252

EARNINGS PER COMMON SHARE
 (1,400,000 outstanding
   shares)	                 $	      5.04	$	      4.90	$	      4.37	$	      3.97	$	      3.75


            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Net Income

  	Net income was 2.7% higher in 1997 than in 1996. As indicated earlier, the improvement in 1997's earnings resulted from a strong gross margin reinforced by loans increasing as a percentage of earning assets, an increase in noninterest income sufficient to cover a smaller increase in noninterest expenses, and most of the increase in taxes. These improvements were partially offset by higher additions to the allowance for loan losses associated with a corrected loan underwriting problem.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

  	The Financial Accounting Standards Board has issued two standards that have been adopted by the Corporation as follows:
(1)  Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share" requires a reconciliation of the numerators and the denominators of the basic and diluted per-share computation for income from continuing operations.
The statement is effective prospectively for earnings per share computation for both interim and annual periods ending after December 31, 1997. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share did not change. (2) Statement of Financial Accounting Standards
No. 129 (SFAS 129), "Disclosure of Information about Capital Structure" requires an entity to explain, in summary form within its financial statements, the pertinent rights and privileges of the various securities outstanding. The Corporation only has one class of common stock outstanding and this statement had no material effect on the financial statements.

   	The Financial Accounting Standards Board has issued two standards that have not been adopted by the Corporation as follows: (1) Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" purposes that an entity report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The statement is effective for fiscal years beginning after December 15, 1997. Management does not believe this statement will have any material effect on future financial statements except for disclosures. (2) Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" establishes guidelines for reporting financial information about an operating segment or component of an enterprise. The statement is effective for fiscal years beginning after December 15, 1997.
 Management does not believe this statement will have any material effect on future financial statements except for disclosures.


YEAR 2000 COMPLIANCE TASK FORCE

 		A Year 2000 Compliance Task Force has been established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing;
representations have been obtained, or are in the process of being obtained, from our software and hardware vendors, confirming their Year 2000 compatibility; and plans are in place for testing our systems' compatibility before June 30, 1998.
Management believes that our information systems are well on their way to being Year 2000 compliant.

             FIRST FARMERS & MERCHANTS CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION

  	The 1,400,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1997, had a market value of $109 million and were held by 1,618 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

  	There is no established public trading market for the stock. The tables below show the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three years.

   These tables were shown graphically in the materials	sent to our
stockholders.


                       				Price Range of	  		 Dividend
                        				Common Stock	     	 	Paid
                         			High	    	Low		    Per Share

       	First quarter	   $	45.00	  $	45.00	     $
    	   Second quarter	   	48.00		   45.00		      0.43
1995	   Third quarter	    	50.00		   48.00
       	Fourth quarter		   54.00	   	50.00		      0.45
                                          						$	0.88

       	First quarter	   $	56.00	  $	56.00	     $
	       Second quarter	   	58.00	   	56.00		      0.47
1996	   Third quarter		    63.00		   60.00
       	Fourth quarter		   65.00		   63.00		      0.51
                                          						$	0.98

       	First quarter	   $	67.00	  $	65.00	     $
       	Second quarter		   69.00		   69.00		      0.53
1997	   Third quarter		    72.00		   70.00
       	Fourth quarter		   78.00		   72.00		      0.56
                                          						$	1.09


                                 COMPARATIVE DATA
                            (In Thousands of Dollars)

                         		1997		      1996		      1995		      1994		      1993
AVERAGE ASSETS	        $	527,926	  $	502,700	  $	463,739	  $	451,953	  $	420,760

AVERAGE LOANS (NET)	   $	314,198	  $	290,413	  $	276,166  	$	247,791	  $	233,609

AVERAGE DEPOSITS	      $	463,576	  $	443,902	  $	409,489	  $	404,412	  $	378,782

RETURN ON EQUITY AND
 ASSETS
  Return on average
    assets		                1.34%		     1.37%		     1.32%		     1.23%		     1.25%

  Return on beginning
    equity		               12.97%		    14.01%		    13.95%		    14.11%		    14.93%
 Average tier 1
    capital to average
    assets		               10.73%		    10.36%		    10.08%		     9.25%		     8.90%

COMMON DIVIDEND PAYOUT
 RATIO
   Earnings per shar   $	    5.04	 $	   4.90	 $	    4.37	  $    3.97   $	   3.75

   Cash dividends per
    share	             $	   1.09	  $	   0.98  $	    0.88	  $	   0.80	  $	   0.73

   Ratio		                    22%		       20%		      20%		        20%		       19%

                                      NET INTEREST MARGIN
                                  (In Thousands of Dollars)

                        		1997		      1996		      1995		      1994		      1993

INTEREST INCOME
 (TAX EQUIVALENT)	     $	39,581	   $	37,986	   $	35,626	   $	32,039	   $	29,465

INTEREST EXPENSE		       17,304		    16,712		    15,422		    12,864		    12,037

                      	$	22,277	   $	21,274	   $	20,204	   $	19,175   	$	17,428

NET INTEREST MARGIN*		     4.65%		     4.66%		     4.79%		     4.68%		     4.58%


<F3>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.





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










Item 9.  Disagreements on Accounting and Financial Disclosure.

None.


                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 21, 1998.

Executive Officers of Registrant

The following is a list as of March 6, 1998, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:

                                  Family		        Positions and
         Name		         Age	      Relationship  		Offices Held

Waymon L. Hickman		      63		     None	           Chairman of the Board
                                                  and Chief Executive
                                                  Officer of FFMC.
                                                  Chairman and Chief
                                                  Executive Officer of
                                                  the Bank.  Employed in
                                                  1958. Named Assistant
                                                  Cashier in 1959.
                                                  Named Assistant Vice-
                                                  President in 1961,
                                                  and promoted to
                                                  Vice-President in 1962.
                                                  Elected Director in 1967
                                                  and First Vice-President
                                                  and Trust Officer in
                                                  1969. Promoted in 1973 to
                                                  Executive Vice-President
                                                  and Senior Trust Officer.
                                                  Elected President of Bank
                                                  and Chief Administrative
                                                  Officer in August 1980.
                                                  Elected President of FFMC
                                                  in April, 1982.  Elected
                                                  Chief Executive officer
                                                  of the Bank in December,
                                                  1990.  Elected Chairman
                                                  of the Board of Directors
                                                  of the Bank effective
                                                  December 31, 1995.

Thomas Randall Stevens	  46		     None	           President and Chief
                                                  Operating Officer and
                                                  Director of the Bank.
                                                  Director and Vice
                                                  President of FFMC.
                                                  Employed in 1973.
                                                  Promoted to Commercial
                                                  Bank Officer in 1974.
                                                  Promoted to Assistant
                                                  Vice President in 1976.
                                                  Promoted to Vice
                                                  President in 1979.
                                                  Became Vice President and
                                                  Trust Officer in 1982.
                                                  Promoted to First Vice
                                                  President in 1984.
                                                  Promoted to Executive Vice
                                                  President and Chief
                                                  Administrative Officer in
                                                  1990.  Elected as
                                                  Director of the Bank
                                                  in 1991 and Director and
                                                  Vice President of FFMC in
                                                  1991. Elected President
                                                  and Chief Operating
                                                  Officer of the Bank
                                                  effective December 31,
                                                  1995.

                     				         Family	        	Positions and
         Name		         Age       Relationship		  Offices Held

John P. Tomlinson, III	  47 	     None	           Vice President/Secretary of
                                                  FFMC.  Executive Vice
                                                  President and Manager of
                                                  Mortgage Lending of the
                                                  Bank.  Employed in 1973.
                                                  Promoted to Commercial Bank
                                                  Officer in 1974.  Named
                                                  Assistant Vice President
                                                  in 1976. Promoted to Vice
                                                  President in 1979.  Named
                                                  Manager of Mortgage Lending
                                                  in 1986.  Promoted to
                                                  Senior Vice President in
                                                  1990. Promoted to Executive
                                                  Vice President in 1995.
                                                  Elected Secretary of FFMC
                                                  in April, 1996.  Named Vice
                                                  President of FFMC December
                                                  17, 1996.

Martha M. McKennon	     53		      None	           Assistant Secretary of FFMC.
                                                  Assistant Vice President
                                                  and Executive Assistant of
                                                  the Bank. Employed in 1974.
                                                  Promoted to Customer
                                                  Service Representative in
                                                  1980.  Named Executive
                                                  Assistant in 1984.
                                                  Promoted to Assistant
                                                  Vice President/Executive
                                                  Assistant in 1991.  Named
                                                  Assistant Secretary of FFMC
                                                  December 17, 1996.

Patricia N. McClanahan	 53		      None	           Senior Vice President and
                                                  Chief Financial Officer/
                                                  Cashier of the Bank and
                                                  Treasurer of FFMC. Employed
                                                  in 1980.  Promoted to
                                                  Internal Bank Auditor in
                                                  1981.
                                                  Promoted to Bank Controller
                                                  in 1984.  Promoted to Bank
                                                  Controller and Cashier in
                                                  1987.  Promoted to Bank
                                                  Vice President and
                                                  Controller/Cashier in 1989.
                                                  Promoted to Bank Senior Vice
                                                  President and Controller
                                                  /Cashier in 1990.  Elected
                                                  as Treasurer of FFMC in
                                                  1991.  Named Chief
                                                  Financial Officer in 1996.

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


Item 13.  Certain Relationships and Related Transactions.

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

FIRST FARMERS AND MERCHANTS CORPORATION


BY	                         /s/ Waymon L. Hickman
			  Waymon L. Hickman,
(Chairman of the Board and Chief Executive Officer of the Bank)


Date	                             March 17, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


	                 /s / Thomas Randall Stevens
		Thomas Randall Stevens, President
	(President and Chief Operating Officer of the Bank)


Date	                             March 17, 1998


	                   /s / Patricia N. McClanahan
      		Patricia N. McClanahan, Treasurer
		   (Chief Financial Officer of the Bank)


Date	                             March 17, 1998



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures  -- continued



Signatures -- continued

      /s/ Kenneth A. Abercrombie
 	 Kenneth A. Abercrombie, Director

    Date      March 17, 1998


      /s/ James L. Bailey, Jr.
 	 James L. Bailey, Jr., Director

    Date      March 17, 1998


      /s/ Flavius A. Barker
 	 Flavius A. Barker, Director

    Date      March 17, 1998


      /s/ Harlan D. Bowsher
 	 Harlan D. Bowsher, Director

    Date      March 17, 1998


      /s/ Hulet M. Chaney
 	 Hulet M. Chaney,  Director

    Date      March 17, 1998


      /s/ H. Terry Cook, Jr.
 	 H. Terry Cook, Jr. , Director

    Date      March 17, 1998


      /s/ W. J. Davis, Jr.
   W. J. Davis, Jr., Director

    Date      March 17, 1998


      /s/ Thomas Napier Gordon
  	Thomas Napier Gordon, Director

    Date      March 17, 1998


      /s/ Edwin W. Halliday
 	 Edwin W. Halliday, Director

    Date      March 17, 1998


      /s/ Waymon L. Hickman
 	 Waymon L. Hickman, Director

    Date      March 17, 1998


      /s/ Tillman Knox
   Tillman Knox, Director

    Date      March 17, 1998


      /s/ Joe E. Lancaster
 	 Joe E. Lancaster, Director

    Date      March 17, 1998


      /s/ T. Randy Stevens
 	 T. Randy Stevens, Director

    Date      March 17, 1998


      /s/ Dan C. Wheeler
 	 Dan C. Wheeler, Director

    Date      March 17, 1998


      /s/ David I. Wise
 	 David I. Wise, Director

    Date      March 17, 1998



      /s/ W. Donald Wright
 	 W. Donald Wright, Director

    Date      March 17, 1998

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2) ITEM 14(d)



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



YEAR ENDED DECEMBER 31, 1997

FIRST FARMERS AND MERCHANTS CORPORATION

COLUMBIA, TENNESSEE







FORM 10-K -- ITEM 14(a)(1) and (2)



FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.



The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 1997, are incorporated by reference in Item 8:



	Consolidated balance sheets -- December 31, 1997 and 1996



	Consolidated statements of income -- Years ended December 31, 1997, 1996, and 1995



	Consolidated statements of cash flows -- Years ended December 31, 1997, 1996, and 1995



	Notes to consolidated financial statements -- December 31, 1997



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