Form 10-K/A
period 1997-12-31
FIRST FARMERS & MERCHANTS CORP
filed 1998-04-01
CIK 703329

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

  	Indicate the number of shares outstanding of each of the
issuer's common stock, as of  March 6, 1998.   1,400,000  shares



This filing contains   68    pages.

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

Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1997, the Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.





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


NOTE 7 - LEASES

		Real property for five of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

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

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0061

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

	A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

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


NOTE 7 - LEASES

		Real property for five of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

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


NOTE 7 - LEASES

		Real property for five of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

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

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0061

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

	A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

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


NOTE 7 - LEASES

		Real property for five of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

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

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0061

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

	A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

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

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0061

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

	A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

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


NOTE 7 - LEASES

		Real property for five of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $689,887, $726,337, and $660,121 for equipment leases, and $112,070,
$112,384, and $111,649 for building leases, in 1997, 1996, and
1995, respectively. Future minimum lease commitments as of December 31, 1997, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

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

			                    Avg Loans		  Ratio Net
			                  Outstanding		  CO/Avg Ln

          1981		       $ 54,908      .0027
          1982		         60,119		    .0077
          1983		         66,964		    .0039
          1984		         80,055		    .0036
          1985		         98,353		    .0044
          1986		        120,243		    .0036
          1987		        142,959		    .0077
          1988		        154,506		    .0027
          1989		        163,003		    .0032
          1990		        172,749		    .0030
          1991		        182,561		    .0037
          1992		        215,158 		   .0023
          1993		        233,608		    .0030
          1994		        247,791		    .0014
          1995		        276,166		    .0012
          1996		        290,413		    .0036
          1997		        314,198		    .0061

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

	A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 1997 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

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