Form 10-Q
period 1998-03-31
FIRST FARMERS & MERCHANTS CORP
filed 1998-05-15
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q





              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998
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

Yes   X     No


	Indicate the number of shares outstanding of each of the
issuer's common stock, as of March 31, 1998.    1,400,000  shares

               				This filing contains   12   pages.

                        PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

    	The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended
     March 31, 1998, are as follows:

    	Consolidated balance sheets - March 31, 1998, and December 31,
     1997.

    	Consolidated statements of income - For the three months ended March 31, 1998, and March 31, 1997.

    	Consolidated statements of cash flows - For the three months ended March 31, 1998, and March 31, 1997.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1998 and DECEMBER 31, 1997
ASSETS		                                 1998		            1997
Cash and due from banks	           $ 	27,890,821	    $ 	29,873,333
Federal funds sold		                   8,100,000		      12,800,000
Securities
 Available for sale (amortized
  cost $64,231,661 and $48,921,020
  respectively)		                     64,639,272		      49,521,330
 Held to maturity (fair value
  $102,190,022 and $98,371,056
  respectively)		                    100,034,704		      96,265,967
    Total securities		               164,673,976		     145,787,297

Loans, net of unearned income 		     329,170,253		     331,360,183

 Allowance for possible loan losses  	(3,433,222)		     (2,943,000)
    Net loans		                      325,737,031		     328,417,183

Bank premises and equipment, at
 cost less allowance for
 depreciation		                        6,667,312		       6,413,365

Other assets		                        15,117,462		      14,030,993

    TOTAL ASSETS	                  $	548,186,602	    $	537,322,171

LIABILITIES
Deposits
 Noninterest-bearing         	     $ 	67,128,778	    $ 	80,204,767
 Interest-bearing (including
  certificates of deposit over
  $100,000: 1998 - $45,580,451;
            1997 - $39,327,957)		    413,282,019		     390,077,040
    Total deposits                 		480,410,797		     470,281,807
Dividends payable		                        -		             784,000
Other short term liabilities		           600,000		         602,100
Accounts payable and accrued
 liabilities		                         5,402,076		       5,510,940
    TOTAL LIABILITIES		              486,412,873		     477,178,847

STOCKHOLDERS' EQUITY
Common stock - $10 par value,
 authorized 4,000,000 shares;
 1,400,000 shares issued and
 outstanding		                        14,000,000		      14,000,000
Retained earnings 		                  47,521,010		      45,783,137
Net unrealized gain on
 available-for-sale securities,
 net of tax		                            252,719		        360,187
    TOTAL STOCKHOLDERS' EQUITY		      61,773,729		     60,143,324
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY	        $	548,186,602	   $	537,322,171
                                    		UNAUDITED		         (A)

<F1>
(A) The Consolidated Balance Sheet
    at December 31, 1997. has been
    taken from the audited
    financial statements at that
    date.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
	                                              	March 31,
                                        		1998		           1997
INTEREST INCOME
 Interest and fees on loans         	 $	7,346,376	     $	6,847,468
 Income on investment securities
  Taxable interest		                    1,445,946		      1,793,767
  Exempt from federal income tax		        615,181		        617,529
  Dividends		                              41,989		         44,178
                                      		2,103,116		      2,455,473
 Other interest income		                  126,434		         59,236
    TOTAL INTEREST INCOME		             9,575,926		      9,362,177
INTEREST EXPENSE
 Interest on deposits		                 4,262,613		      4,235,973
 Interest on other short term
  borrowings		                              7,977		         22,767
    TOTAL INTEREST EXPENSE		            4,270,590		      4,258,740
    NET INTEREST INCOME		               5,305,336		      5,103,438
PROVISION FOR POSSIBLE LOAN LOSSES		      950,000		        450,000
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES		       4,355,336		      4,653,438
NONINTEREST  INCOME
 Trust department income		                391,847		        374,710
 Service fees on deposit accounts		       871,476		        905,239
 Other service fees, commissions,
  and fees		                              270,288		        180,734
 Other operating income		                 114,076		        124,782
 Securities gains (losses)		              351,055		         (1,137)
    TOTAL NONINTEREST INCOME		          1,998,742		      1,584,328
NONINTEREST  EXPENSES
 Salaries and employee benefits		       1,912,360		      1,824,757
 Net occupancy expense		                  324,201		        316,058
 Furniture and equipment expense		        351,264		        392,894
 Deposit insurance		                       57,004		          6,549
 Other operating expenses	             	1,293,742		      1,439,050
    TOTAL NONINTEREST EXPENSES	        	3,938,571		      3,979,308
      INCOME BEFORE PROVISION FOR
        INCOME TAXES		                  2,415,507		      2,258,458
PROVISION FOR INCOME TAXES		              677,634		        558,135
        NET INCOME 	                  $	1,737,873	     $	1,700,323

EARNINGS PER COMMON SHARE
(1,400,000 outstanding shares)	       $	     1.24	     $	     1.21

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS  ENDED MARCH 31, 1998 and 1997
                                  (Unaudited)
                                                		     1998		         1997
OPERATING ACTIVITIES
 Net income	                                      $ 	1,737,873	  $ 	1,702,324
 Adjustments to reconcile net
   income to net cash provided
   by operating activities
     Excess of provision for possible
       loan losses over net charge offs              		490,222       (60,281)
     Provision for depreciation and
       amortization of premises and
       equipment		                                     158,166		     172,593
     Provision for depreciation of leased
       equipment		                                     125,160		     208,600
     Amortization of deposit base intangibles   	      	18,738		      60,743
     Amortization of investment security premiums,
       net of accretion of discounts		                 106,159		     136,972
     Increase in cash surrender value of life
       insurance contracts		                           (73,279)		    (25,127)
     Deferred income taxes                          		(215,722)		    184,824
    (Increase) decrease in
       Interest receivable		                          (454,307)		   (268,431)
       Other assets		                                 (401,828)		     82,772
     Increase (decrease) in
       Interest payable		                                9,219		     264,207
       Other liabilities		                            (118,083)		    334,699

         TOTAL ADJUSTMENTS		                          (355,555)	  	1,091,571

         NET CASH PROVIDED BY OPERATING
           ACTIVITIES		                              1,382,318		   2,793,895

INVESTING ACTIVITIES
 Proceeds from maturities, calls, and sales of
   available-for-sale securities		                   4,000,000		       2,510
 Proceeds from maturities and calls of
   held-to-maturity securities		                     3,467,031		  13,101,031
 Purchases of investment securities
   Available-for-sale		                            (19,364,375)		 (4,183,988)
   Held-to-maturity		                               (7,288,193)		   (886,793)
 Net (increase) decrease in loans		                  2,189,930		  (2,537,971)
 Purchases of premises and equipment		                (412,113)		    (95,134)

    NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES		                                 (17,407,720)		  5,399,655

FINANCING ACTIVITIES
 Net increase in noninterest-bearing and
   interest-bearing deposits		                      10,128,990		   8,268,014
 Net increase (decrease) in short term
   borrowings		                                         (2,100)		 (4,920,927)
 Cash dividends		                                     (784,000)		   (714,000)

    NET CASH PROVIDED BY FINANCING
      ACTIVITIES		                                   9,342,890		   2,633,087

    INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS		                                 (6,682,512)		 10,826,637

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR		                                            42,673,333		  27,916,507

CASH AND CASH EQUIVALENTS AT END OF
  YEAR	                                           $	35,990,821	 $	38,743,144


	The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

Item 2.   Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

  	Average earning assets increased 1.6% in the first quarter of 1998 compared to a 3.7% increase in the first quarter of 1997.
 As a financial institution, the Bank's primary earning asset is loans. At March 31, 1998, average net loans had grown 4.3% and represented 67.4% of average earning assets. Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year and the first quarter of this year. Management believes this growth is indicative of the strengthening of its presence in the four county area in middle Tennessee that it serves. Average investments represented 32.6% of average earning assets at March
31, 1998, declining 3.8% in the first quarter of 1998. Average total assets were $535 million at the end of the first three months of 1998 compared to $523 million at the end of the first three months of 1997. Period-end assets were $548.2 million compared to $537.3 million at December 31, 1997. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.


SECURITIES

  	The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve.
At March 31, 1998, the Corporation's investment securities portfolio had $64.6 million available-for-sale securities and $100.0 million held-to-maturity securities. This compares to $49.5 available-for-sale securities and $96.2 million held-to-maturity securities at December 31, 1997.


LOANS

	The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $13.9 million or 4.4% in the first three months of 1998 compared to a $11.0 million or 3.8% increase in the first three months of 1997. This growth reflects the consistent loan demand in the service area. Commercial loans grew 2.4%, personal loans remained stable posting negligible growth, but loans secured by real estate posted a 6.1% growth for the first three months of 1998. An asset/liability strategic decision to keep higher quality bank customer loans in the portfolio rather than sell them in the secondary market contributed to the increase in this type of loans.

  	The Corporation's subsidiary loan review function reviews lines of credit over $50,000. After this review during the first quarter of 1998, loans totaling $4.2 million, 1.3% of the portfolio, were classified as other assets especially mentioned at March 31, 1998, which is up from the $3.4 million so classified at December 31, 1997. Loans totaling $10.8 million,
3.3% of the portfolio, were classified as substandard at March
31, 1998, compared to $5.6 million so classified at December 31, 1997. Loans totaling $1.2 million, .4% of the portfolio, were classified as doubtful at March 31, 1998, compared to $.9 million at December 31, 1997. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $5.3 million, 1.6% of the total portfolio, were identified as impaired at the end of the first three months of 1998 compared to $2.9 million at December 31, 1997.


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

 		The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 1998, were $26,985,000 and $1,900,000, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

DEPOSITS

  	The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its sixteen domestic offices. The bank's average deposits grew during the first three months of 1998 reflecting a 1.0% growth compared to a 4.0% growth in the first quarter of 1997. Short and medium term rates were lowered slightly, near the beginning of the first quarter, reducing their competitive edge compared to longer term rates. This was a contributing factor to no growth in average interest-bearing checking accounts and 2.0% growth in certificates of deposits during the first quarter of 1998.
Savings deposits with limited transactions increased 2.8% during the first three months of 1998. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100,000 increased 14.4% in the first quarter of 1998.


CAPITAL

  	Average shareholders' equity remained strong totaling $61.2 million at March 31, 1998, a 5.9% increase from 1997 year end.
The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

 		Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of average Tier I Capital to
average assets.   Equity capital (net of certain adjustments for
intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of March 31, 1998, the Bank's total risk-based and core capital ratios were 20.4% and 19.3% respectively. The comparable ratios were 19.5% and 18.6% at year end, 1997. As of March 31, 1998, the Corporation's total risk-based and core capital ratios were 20.5% and 19.4% respectively. The comparable ratios were 19.7% and 18.7% at year end, 1997. As of March 31, 1998, the Bank and the Corporation had a ratio of average core capital to average total assets of 11.1% and 11.2% respectively, compared to 10.6% and 10.7% at December 31, 1997. Management believes, as of March
31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of March 31, 1998, additional dividends of approximately $11,500,000 could have been declared by the Bank to the Corporation without regulatory agency approval.


Material Changes in Results of Operations

  	Total interest income was 2.3% higher in the first three months of 1998 than the first three months of 1997. Interest and fees earned on loans increased 2.3% despite a shortfall in the volume of average loans compared to budget. Interest earned on investment securities and other investments was down compared to the first three months of 1997 due almost entirely to the use of maturing securities to fund the increased loan volume.

   	Total interest expense showed almost no change in the first three months of 1998 compared to the first three months of 1997 and is under budget due mostly to the lower cost of interest-bearing deposits than was predicted. The total cost of interest-bearing deposits has remained steady all last year and this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at March 31, 1998, 1997, and December, 31, 1997 was 4.54%,
4.57%,  and 4.65% respectively.

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

  	The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at March
31, 1998. Additions to the allowance during the first three months of 1998 were higher than the first three months of 1997 due almost entirely to a consumer loan underwriting problem that has been corrected. Net charge offs of $398 thousand for the first three months of 1998 are declining from prior quarters as the loan underwriting problem is resolved. The ratio of net charge offs to net average loans outstanding is .1% as of March
31, 1998.

  	There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first quarter of 1998. The carrying value of Other
Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Historically, and at the present time, parcels have not remained in this category for long periods of time and any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real
Estate at March 31, 1998, and December 31, 1997, and totaled
$411 thousand which compares to $400 thousand at March 31, 1997.

  	Noninterest income increased 26.2% during the first three months of 1998 led by increasing fees from the Bank's check card that generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Noninterest income was also supported by gains on securities sales. Income from fiduciary services provided in the Bank's Trust Department remained strong, increasing 4.7%.

  	Noninterest expenses, excluding the provision for possible loan losses, were 1.0% less in the first three months of 1998 than in the first three months of 1997. Operating efficiencies contributed to this cost containment.

  	Net income is 2.2% higher for the first three months of 1998 compared to the first three months of 1997. The increase in interest income coupled with the strong increase in noninterest income and cost containment was sufficient to cover the increased additions to the allowance for loan and lease losses and the tax expense increase.

                              SIGNATURES



  	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 FIRST FARMERS AND MERCHANTS CORPORATION
                               (Registrant)



Date  May 15, 1998        			      /s/  Waymon L. Hickman
                                								Waymon L. Hickman,
                               								Chairman of the Board
                    							          (Chief Executive Officer)


Date  May 15, 1998     			         /s/  Patricia N. McClanahan
                                								Patricia N. McClanahan,
                                      									Treasurer
                       							        (Principal Accounting Officer)