Form 10-Q
period 1998-06-30
FIRST FARMERS & MERCHANTS CORP
filed 1998-08-10
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D. C. 20549


                                     FORM 10-Q


                 Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                         For the quarter ended June 30, 1998
                           Commission file number 0-10972

                    First Farmers and Merchants Corporation
             (Exact name of registrant as specified in its charter)

        Tennessee                                           62-1148660
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)


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

Yes   X     No


  Indicate the number of shares outstanding of each of the
issuer's common stock, as of June 30, 1998.    2,800,000  shares

               This filing contains   12   pages.

                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June 30, 1998, are as follows:

Consolidated balance sheets - June 30, 1998, and December 31, 1997.

Consolidated statements of income - For the three months and six months ended June 30, 1998, and June 30, 1997.

Consolidated statements of cash flows - For the six months ended
June 30, 1998, and June 30, 1997.

        FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1998 and DECEMBER 31, 1997
ASSETS                                     1998                  1997
Cash and due from banks               $  27,108,301         $  29,873,333
Federal funds sold                       10,800,000            12,800,000
Securities
Available for sale (amortized cost
 $74,880,497 and $48,921,020
 respectively)                           75,354,971            49,521,330
Held to maturity (fair value
 $102,306,157 and $98,371,056
 respectively)                          100,219,448            96,265,967
    Total securities                    175,574,419           145,787,297
Loans, net of unearned income           325,302,592           331,360,183
 Allowance for possible loan losses      (3,762,668)           (2,943,000)
    Net loans                           321,539,924           328,417,183
Bank premises and equipment, at
 cost less allowance for depreciation     6,611,290             6,413,365
Other assets                             14,601,319            14,030,993
    TOTAL ASSETS                      $ 556,235,253         $ 537,322,171

LIABILITIES
 Deposits
  Noninterest-bearing                 $  66,156,222         $  80,204,767
  Interest-bearing (including
   certificates of deposit over
   $100,000: 1998 - $42,041,181;
   1997 - $39,327,957)                  420,520,411           390,077,040
    Total deposits                      486,676,633           470,281,807
  Dividends payable                         868,000               784,000
  Accounts payable and accrued
   liabilities                            5,794,687             6,113,040
    TOTAL LIABILITIES                   493,339,320           477,178,847

STOCKHOLDERS' EQUITY
 Common stock - $10 par value,
  authorized 8,000,000 shares;
  2,800,000 shares issued and
  outstanding                            28,000,000            14,000,000
 Retained earnings                       34,601,759            45,783,137
 Net unrealized gain on available-
  for-sale securities, net of tax           294,174               360,187
    TOTAL STOCKHOLDERS' EQUITY           62,895,933            60,143,324
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY          $ 556,235,253         $ 537,322,171
                                         UNAUDITED                (A)
<F1>
(A) The Consolidated Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME STATEMENTS
                                   (Unaudited)
                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                       1998           1997            1998           1997
INTEREST INCOME
 Interest and fees on loans         $  7,322,296   $  7,115,386    $ 14,668,672   $ 13,962,854
 Interest on investment securities
   Taxable interest                    1,841,023      1,815,804       3,286,969      3,609,571
   Exempt from federal income tax        645,954        616,047       1,261,135      1,233,576
   Dividends                             166,046        121,226         208,035        165,404
                                       2,653,023      2,553,077       4,756,139      5,008,551
  Other interest income                  163,189         37,121         289,623         96,357
    TOTAL INTEREST INCOME             10,138,508      9,705,584      19,714,434     19,067,762

INTEREST EXPENSE
 Interest on deposits                  4,362,652      4,289,096       8,625,265      8,525,068
 Interest on other short term
   borrowings                              7,147         41,075          15,124         63,842
    TOTAL INTEREST EXPENSE             4,369,799      4,330,171       8,640,389      8,588,910
    NET INTEREST INCOME                5,768,709      5,375,413      11,074,045   	 10,478,852
PROVISION FOR POSSIBLE LOAN LOSSES       570,000        290,000       1,520,000        740,000

    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        5,198,709      5,085,413       9,554,045      9,738,852

NONINTEREST  INCOME
  Trust department income                379,362        345,797         771,209        720,507
  Service fees on deposits accounts      919,055        938,217       1,790,531      1,843,456
  Other service fees                     255,340        184,086         525,628        364,820
  Other operating income                 104,101        109,530         218,177        234,312
  Investment securities gains (losses)         0              0         351,055         (1,137)
    TOTAL NONINTEREST INCOME           1,657,858      1,577,630       3,656,600      3,161,958

NONINTEREST EXPENSES
  Salaries and employee benefits       1,936,217      1,809,292       3,848,577      3,634,049
  Net occupancy expense                  327,157        298,187         651,358        614,245
  Furniture and equipment expense        368,786        389,164         720,050        782,058
  Other operating expenses             1,434,005      1,486,834       2,784,751      2,932,434
    TOTAL NONINTEREST EXPENSES         4,066,165      3,983,477       8,004,736      7,962,786
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                2,790,402      2,679,566       5,205,909      4,938,024
PROVISION FOR INCOME TAXES               841,655        795,731       1,519,289      1,351,865
        NET INCOME                  $  1,948,747    $ 1,883,835    $  3,686,620   $  3,586,159

EARNINGS PER COMMON SHARE
(2,800,000 outstanding shares)       $      0.70     $     0.67    $       1.32   $       1.28

                   FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998 and 1997
                                    (Unaudited)
                                                          	     	1998           1997
OPERATING ACTIVITIES
Net income                                                  $  3,686,620   $  3,586,159
Adjustments to reconcile net income to net cash provided
 by operating activities
  Excess (deficiency) of provision for possible
   loan losses over net charge offs                              819,668        (68,987)
  Provision for depreciation and amortization of
   premises and equipment                                        310,084        334,200
  Provision for depreciation of leased equipment                 250,320        417,200
  Amortization of deposit base intangibles                        37,477        101,545
  Amortization of investment security premiums,
   net of accretion of discounts                                 240,063        252,483
  Increase in cash surrender value of life insurance
   contracts                                                     (75,186)       (50,255)
  Deferred income taxes                                         (370,958)       282,700
 (Increase) decrease in
   Interest receivable                                          (315,568)        33,176
   Other asset                                                   (36,585)        (2,435)
  Increase (decrease) in
   Interest payable                                               80,395        269,851
   Other liabilities                                            (396,648)       466,533
      TOTAL ADJUSTMENTS                                          543,062      2,036,011
      NET CASH PROVIDED BY OPERATING ACTIVITIES                4,229,682      5,622,170
INVESTING ACTIVITIES
  Proceeds from maturities, calls, and sales of
   available-for-sale securities                              10,005,237              0
  Proceeds from maturities and calls of held-to-maturity
   securities                                                  6,708,000     25,320,475
  Purchases of investment securities
   Available-for-sale                                        (36,130,328)    (4,212,587)
   Held-to-maturity                                          (10,735,931)    (6,932,270)
  Net (increase) decrease  in loans                            6,057,591    (12,892,795)
  Purchases of premises and equipment                           (508,009)      (120,620)
  Purchase of single premium life insurance contracts                  0       (385,000)
      NET CASH USED BY INVESTING ACTIVITIES                  (24,603,440)       777,203

FINANCING ACTIVITIES
  Net increase in noninterest-bearing and interest-bearing
   deposits                                                   16,394,826      4,128,287
  Net increase (decrease) in short term borrowings                (2,100)    (4,920,428)
  Cash dividends                                                (784,000)      (714,000)
      NET CASH PROVIDED BY FINANCING ACTIVITIES               15,608,726     (1,506,141)
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (4,765,032)     4,893,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              42,673,333     27,916,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 37,908,301   $ 32,809,739


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

<

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

 Average earning assets increased 3.3% in the first half of 1998
compared to a 4.3% increase in  the first half of 1997.   As a
financial institution, the Bank's primary earning asset is loans. At June 30, 1998, average net loans had grown 3.6% and represented 66% of average earning assets. Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year and the first quarter of this year, slowing some in the second quarter. Management believes this growth is indicative of the strengthening of its presence in the four county area in middle Tennessee that it serves. Average investments represented 34% of average earning assets at June 30, 1998, an increase of 2.7% in the first half of 1998. Average total assets were $541 million at the end of the first six months of 1998 compared to $528 million at the end of the first six months of 1997. Period-end assets were $556.2 million compared to $537.3 million at December 31, 1997.

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


SECURITIES

 Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At June 30, 1998, the Corporation's investment securities portfolio had $75.4 million available-for-sale securities and $100.2 million held-to-maturity securities. This compares to $49.5 available-for-sale securities and $96.2 million held-to-maturity securities at December 31, 1997.


LOANS

 The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $11.4 million or 3.6% in the first six months of 1998 compared to a $14.9 million or 5.1% increase in the first six months of 1997. Commercial loan growth was indicative of the slowing loan demand in the second quarter posting a 3.7% decline, personal loans declined slightly, but loans secured by real estate posted a 7.1% growth for the first six months of 1998. An asset/liability strategic decision to keep higher quality bank customer loans secured by residential real estate in the portfolio rather than sell them in the secondary market contributed to the increase in this type of loans.

 The Corporation's subsidiary loan review function reviews lines of credit over $50,000. After this review during the first half of 1998, loans totaling $3.1 million, 1.0% of the portfolio, were classified as other assets especially mentioned at June 30, 1998, which is down from the $4.2 million so classified at March 31, 1998, and December 31, 1997. Loans totaling $10.4 million, 3.2% of the portfolio, were classified as substandard at June 30, 1998, continuing the downward trend compared to $10.8 million at March 31, 1998, but is higher than the $5.6 million so classified at December 31, 1997. Loans totaling $.9 million, .3% of the portfolio, were classified as doubtful at June 30, 1998, compared to $1.2 million and $.9 million at March 31, 1998, and December 31, 1997. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $5.6 million, 1.7% of the total portfolio, were identified as impaired at the end of the first six months of 1998 compared to $3.0 million at December 31, 1997.


DEPOSITS

 The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its sixteen domestic offices. The bank's average deposits grew during the first six months of 1998 reflecting a 2.2% growth compared to a 4.1% growth in the first half of 1997. Short and medium term rates remained competitive compared to longer term rates contributing to a .9% growth in average interest-bearing checking accounts and a 1.2% decline in certificates of deposits less than $100,000 during the first quarter of 1998. Savings deposits with limited transactions increased 5.7% during the first six months of 1998. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100,000 increased 15.5% in the first half of 1998.


CAPITAL

 Average shareholders' equity remained strong totaling $62.0 million at June 30, 1998, a 7.3% increase from 1997 year end.
The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

	Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of June 30, 1998, the Bank's total risk-based and core capital ratios were 20.9% and 19.7% respectively. The comparable ratios were 19.5% and 18.6% at year end, 1997. As of June 30, 1998, the Corporation's total risk-based and core capital ratios were 21.1% and 19.9% respectively. The comparable ratios were 19.7% and 18.7% at year end, 1997. At June 30, 1998, the Bank had a ratio of average core capital to average total assets of 11.7% compared to 10.6% at December 31, 1997. At June 30, 1998, the
Corporation had a ratio of average core capital to average total assets of 11.1% compared to 10.7% at December 31, 1997. Management believes, as of June 30, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. Most of the capital needs of the Bank have historically been financed through internal growth.

	During the second quarter of 1998, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 4,000,000 to 8,000,000 shares and on April
21, 1998, the Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend distributable July 10, 1998, to shareholders of record on April
21, 1998. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $14,000,000
($10 for each additional share issued). All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.


Material Changes in Results of Operations

 Total interest income was 3.4% higher in the first half of 1998 than the first half of 1997. Interest and fees earned on loans increased 5.1% compared to last year even with the softening loan demand experienced in the first six months of 1998. Interest earned on investment securities and other investments declined 1.2% in the first half of 1998 due to the declining yield on overnight investments that has increased with softening loan demand.

 Total interest expense posted almost no increase, .6%, in the first half of 1998 compared to the first half of 1997. The total cost of interest-bearing deposits has remained steady for the last two years and the first half of this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at June 30, 1998, was 4.7%, holding steady from 1997 year end but down slightly from 4.9% at June 30, 1997.

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

 The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review led to the adoption of a more conservative methodology for determining the adequacy of the allowance for loan losses. Additions to the allowance during the first half of 1998 were significantly higher than during the first half of 1997 as a result of adopting this new methodology.
It is management's assertion that the allowance was adequate at June 30, 1998.

 There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first half of 1998. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties are charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at June 30, 1998, and totaled $420 thousand which compares to $410 and $392 thousand at December 31, 1997, and June 30, 1997, respectively.

 Noninterest income increased 15.7% during the first half of 1998 led by the increase in service charges from new and acquired customers. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's Trust Department remained strong.

 Noninterest expenses, excluding the provision for possible loan losses, held steady compared to the first half of 1997 increasing only .5%. Technology communication expenses and depreciation of leased equipment are the main increases.

 Net income increased 2.8% in the first half of 1998 compared to the first half of 1997. The increase in interest income was large enough to more than offset the minor increase in interest expense. The remaining increase in interest income coupled with the strong increase in noninterest income was sufficient to cover the small increase in noninterest expense, the larger than usual increase in additions to the allowance for loan and lease losses, and the increase in taxes.

 The Corporation adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" on December 31, 1997. This statement requires a reconciliation of the numerators and the denominators of the basic and diluted per-share computation for income from continuing operations. The statement is effective prospectively for earnings per share computation for both interim and annual periods ending after December 31, 1997. Because the Corporation has no potential common stock outstanding, it is required to present only basic earnings per share and its presentation of earnings per share did not change.

SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                 FIRST FARMERS AND MERCHANTS CORPORATION
                              (Registrant)


Date  August 3, 1998                  /s/ Waymon L. Hickman
                                          Waymon L. Hickman,
                                         Chairman of the Board
                                       (Chief Executive Officer)


Date  August 3, 1998                  /s/ Patricia N. McClanahan
                                          Patricia N. McClanahan,
                                                Treasurer
                                      (Principal Accounting Officer)