Form 10-Q
period 1998-09-30
FIRST FARMERS & MERCHANTS CORP
filed 1998-11-16
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                     For the quarter ended September 30, 1998
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

Yes   X     No

     Indicate the number of shares outstanding of each of the issuer's common
stock, as of September 30, 1998.    2,800,000 shares

                       This filing contains   12   pages.

                        PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

        The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended September 30, 1998, are as follows:

        Consolidated balance sheets - September 30, 1998, and December 31, 1997.

        Consolidated statements of income - For the three months and nine months ended September 30, 1998, and September 30, 1997.

        Consolidated statements of cash flows - For the nine months ended September 30, 1998, and September 30, 1997.

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 and DECEMBER 31, 1997
ASSETS		                                             1998            1997
Cash and due from banks                       $  21,784,819   $  29,873,333
Federal funds sold                               10,400,000      12,800,000
Securities
 Available for sale (amortized cost
  $78,892,257 and $48,921,020 respectively)      79,933,700      49,521,330
 Held to maturity (fair value $116,657,336
  and $98,371,056 respectively)                 112,966,304      96,265,967
      Total securities                          192,900,004     145,787,297
Loans, net of unearned income                   320,615,189     331,360,183
 Allowance for possible loan losses              (3,890,422)     (2,943,000)
      Net loans                                 316,724,767     328,417,183
Bank premises and equipment, at cost less
 allowance for depreciation                       6,583,994       6,413,365
Other assets                                     15,337,847      14,030,992
    TOTAL ASSETS                              $ 563,731,431   $ 537,322,171
LIABILITIES
 Deposits
   Noninterest-bearing                        $  70,666,658   $  80,204,767
   Interest-bearing (including certificates
    of deposit over $100,000:
    1998 - $39,072,438;
    1997 - $39,327,957)                         421,993,228     390,077,040
      Total deposits                            492,659,886     470,281,807
 Dividends payable                                        0         784,000
Accounts payable and accrued liabilities          5,958,708	      6,113,040
    TOTAL LIABILITIES                           498,618,594     477,178,847

STOCKHOLDERS' EQUITY
 Common stock - $10 par value, authorized
  8,000,000 shares; 2,800,000 shares issued
  and outstanding                                28,000,000     14,000,000
 Retained earnings                               36,467,142     45,783,137
 Net unrealized loss on available-for-sale
  securities, net of tax                            645,695        360,187
     TOTAL STOCKHOLDERS' EQUITY                  65,112,837     60,143,324
     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                $ 563,731,431  $ 537,322,171
                                                 	UNAUDITED		      (A)

<F1>
(A) The Consolidated Balance Sheet at December 31, 1997, has been taken from the audited financial statements at that date.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                September 30,                September 30,
                                         		  1998		        1997	      	   1998           1997
INTEREST INCOME
 Interest and fees on loans	             $ 	7,344,991  $  7,385,895   $ 22,013,663   $ 21,348,749
 Interest on investment securities
  Taxable interest                          1,948,902     1,649,959      5,235,871      5,259,530
  Exempt from federal income tax              650,742       617,155      1,911,877      1,850,731
  Dividends                                    45,707        49,347        253,742        214,751
                                            2,645,351	    2,316,461      7,401,490      7,325,012
 Other interest income                        282,786        72,499        572,409        168,856

      TOTAL INTEREST INCOME                10,273,128     9,774,855     29,987,562     28,842,617

INTEREST EXPENSE
 Interest on deposits                       4,509,270     4,348,349     13,134,535     12,873,417
 Interest on other short term borrowings        7,879        13,366         23,003         77,208

      TOTAL INTEREST EXPENSE                4,517,149     4,361,715     13,157,538     12,950,625

      NET INTEREST INCOME                   5,755,979     5,413,140     16,830,024     15,891,992
PROVISION FOR POSSIBLE LOAN LOSSES            675,000       550,000      2,195,000      1,290,000

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES            5,080,979     4,863,140     14,635,024     14,601,992

NONINTEREST INCOME
 Trust department income                      373,894       372,711      1,145,103      1,093,218
 Service fees on deposits accounts            934,208       948,604      2,724,739      2,792,060
 Other service fees                           248,061       225,312        773,689        590,132
 Other operating income                        92,214        76,233        310,391        310,545
 Investment securities gains (losses)               0             0        351,055         (1,137)

      TOTAL NONINTEREST INCOME              1,648,377     1,622,860      5,304,977      4,784,818

NONINTEREST EXPENSES
 Salaries and employee benefits             1,958,027     1,799,405      5,806,604      5,433,454
 Net occupancy expense                        322,450       344,343        973,808        958,588
 Furniture and equipment expense              333,978       373,658      1,054,028      1,155,716
 Other operating expenses                   1,420,646     1,493,614      4,205,397      4,426,048

      TOTAL NONINTEREST EXPENSES            4,035,101     4,011,020     12,039,837     11,973,806

        INCOME BEFORE PROVISION FOR
          INCOME TAXES                      2,694,255     2,474,980      7,900,164      7,413,004

PROVISION FOR INCOME TAXES                    828,873       917,613      2,348,162      2,269,478

                          NET INCOME     $  1,865,382  $  1,557,367   $  5,552,002   $  5,143,526
EARNINGS PER COMMON SHARE
      (2,800,000 outstanding shares)     $       0.67  $       0.56   $       1.98   $       1.84

                  FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                     (Unaudited)
                                                       		1998         		1997
OPERATING ACTIVITIES

 Net income                                        $  5,552,002   $  5,143,526
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Excess (deficiency) of provision for possible
    loan losses over net charge offs                    947,422         21,329
   Provision for depreciation and amortization of
    premises and equipment                              465,222        488,871
   Provision for depreciation of leased equipment       375,480        625,800
   Amortization of deposit base intangibles              56,214        146,438
   Amortization of investment security premiums,
    net of accretion of discounts                       404,974        372,251
   Increase in cash surrender value of life
    insurance contracts                                 (89,230)      (108,348)
   Deferred income taxes                               (450,255)       244,284
   (Increase) decrease in
     Interest receivable                               (724,770)      (467,532)
     Other assets                                      (629,913)      (467,321)
    Increase (decrease) in
     Interest payable                                  (134,206)       236,915
     Other liabilities                                  (20,526)       997,126

      TOTAL ADJUSTMENTS                                 200,412      2,089,813

      NET CASH PROVIDED BY OPERATING ACTIVITIES       5,752,414      7,233,339

INVESTING ACTIVITIES

 Proceeds from maturities, calls, and sales of
  available-for-sale securities                      11,007,459      8,174,197
 Proceeds from maturities and calls of
  held-to-maturity securities                         7,922,000     25,498,811
 Purchases of investment securities
  Available-for-sale                                (41,265,914)    (4,157,187)
  Held-to-maturity                                  (24,740,095)    (8,520,875)
  Net (increase) decrease in loans                   10,744,994    (24,532,480)
 Purchases of premises and equipment                   (635,851)      (143,450)
 Purchase of single premium life insurance
  contracts                                                   0       (385,000)

      NET CASH USED BY INVESTING ACTIVITIES         (36,967,407)    (4,065,984)

FINANCING ACTIVITIES

 Net increase in noninterest-bearing and
  interest-bearing deposits                          22,378,079      5,579,051
 Net increase (decrease) in short term borrowings           400     (4,920,428)
 Cash dividends                                      (1,652,000)    (1,456,000)

      NET CASH PROVIDED BY FINANCING ACTIVITIES      20,726,479       (797,377)

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            (10,488,514)     2,369,978

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     42,673,333     27,916,507

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 32,184,819   $ 30,286,485


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

Item 2. Management's Discussion and Analysis of Financial Condition Material Changes in Financial Condition

Material Changes in Financial Condition

     Average earning assets increased 5.2% in the first nine months of 1998 compared to a 4.7% increase in the first nine months of 1997. As a financial institution, the Bank's primary earning asset is loans. At September 30, 1998, average net loans had grown 2.9% and represented 64% of average earning assets.
Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year and the first quarter of this year, slowing some in the second and third quarters. While the strengthening of its presence in the four county area in middle Tennessee that it serves is a bank strategic goal, limiting loan growth to the highest quality loans is the thrust of the action plan to achieve this goal. Even though loans are not growing and loan investment totals in some cases are lower than prior year investments, management believes asset quality is improving.
Loan management is realigning loan pricing and developing new products to meet customer and potential customer needs to encourage quality loan growth. Average investment securities and fed funds made up the remaining 36% of average earning assets at September 30, 1998, increasing 9.7% in the first nine months of 1998. Average total assets were $548.9 million at the end of the first nine months of 1998 compared to $527 million at the end of the first nine months of 1997. Period-end assets were $563.7 million compared to $537.3 million at December 31, 1997.

     The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. Projected possible changes in net interest income for the next twelve months were well within policy guidelines. The following sections analyze the average balance sheet and the major components of the period-end balance sheet.


SECURITIES

     Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At September 30, 1998, the Corporation's investment securities portfolio had $79.9 million available-for-sale securities and $112.9 million held-to-maturity securities. This compares to $49.5 available-for-sale securities and $96.3 million held-to-maturity securities at December 31, 1997.


LOANS

     The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $9.1 million or 2.9% in the first nine months of 1998 compared to a $19.8 million or 6.8% increase in the first nine months of 1997. This growth reflects the consistent, although slower loan demand in the service area.
Ending balances at September 30, 1998, are down $8.6 million compared to quarter end balances a year ago and $11.7 million compared to year end. Loans secured by real estate showed strong growth posting over 7.9% growth, personal loans declined
1.8%, and commercial loans posted an 8.5% decline for the first nine months of 1998. An asset/liability strategic decision to keep higher quality bank customer loans secured by residential real estate in the portfolio rather than sell them in the secondary market contributed to the increase in this type of loans.

     The Corporation's subsidiary loan review function reviews lines of credit over $50,000. After this review during the first nine months of 1998, loans totaling $2.7 million, .9% of the portfolio, were classified as other assets especially mentioned at September 30, 1998, which is down from the $3.1 million and the $4.2 million so classified at June 30, 1998, and December
31, 1997, respectively. Loans totaling $9.0 million, 2.8% of the portfolio, were classified as substandard at September 30, 1998, compared to $10.4 million and $5.6 million so classified at June 30, 1998, and December 31, 1997. Loans totaling $2.0 million, .6% of the portfolio, were classified as doubtful at September 30, 1998, compared to $.9 million and $.9 million at June 30, 1998, and December 31, 1997. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $5.3 million, 1.6% of the total portfolio, were identified as impaired at the end of the first nine months of 1998 compared to $5.6 million and $2.9 million at June 30, 1998, and December 31, 1997 respectively.


DEPOSITS

     The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its sixteen domestic offices, the newest of which opened during the first week of 1997. The bank's average deposits grew during the first nine months of 1998 reflecting a 3.6% growth compared to a 4.4% growth in the first nine months of 1997. Short and medium term rates remained competitive compared to longer term rates contributing to a 4.1% growth in average interest-bearing transaction accounts and almost no growth in certificates of deposits less than $100,000 during the first nine months of 1998. Savings deposits with limited transactions increased 8.1% during the first nine months of 1998. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100,000 increased 12.9% in the first nine months of 1998.

CAPITAL

     	Average shareholders' equity remained strong totaling $62.8 million at September 30, 1998, an 8.6% increase from 1997 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. The minimum standard for a "well capitalized" bank is a risk-based core capital ratio of 6%, a risk-based total capital ratio of 10%, and a core capital to average total assets ratio of 5%. As of September 30, 1998, the Bank's total risk-based and core capital ratios were 20.2% and 21.4% respectively. The comparable ratios were 18.6% and 19.5%
at year end, 1997.   As of September 30, 1998, the Corporation's
total risk-based and core capital ratios were 20.1% and 21.4% respectively. The comparable ratios were 18.7% and 19.7% at year end, 1997. At September 30, 1998, the Bank and the Corporation had a ratio of average core capital to average total assets of 11.2% and 11.3%, respectively, compared to 10.6% and 10.7% at December 31, 1997. Management believes, as of September 30, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. Most of the capital needs of the Bank have historically been financed through internal growth.


Material Changes in Results of Operations

     Total interest income was 4.0% higher in the first nine months of 1998 than the first nine months of 1997 . Interest and fees earned on loans increased 3.1% despite an average volume 4.1% behind the average budgeted volume and a ten basis point shortfall in average yield compared to budget. Interest earned on investment securities and other investments increased 6.4% during the first nine months of 1998 due almost entirely to the increased volume that was a result of the slowing loan growth.

     Total interest expense increased 1.6% in the first nine months
of 1998 compared to the first nine months of 1997.   Average
deposit volume is 1.1% over budgeted deposit volume and average deposit cost is three basis points under budgeted cost. This results in total deposit cost just slightly over budget $35.6 thousand, less than .5%. The total cost of interest-bearing deposits remained steady all last year and this year has declined some under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the

Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed.
A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. At September 30, 1998, the possible negative change in net interest income less than 1%. The net interest margin, on a tax equivalent basis, at September 30, 1998 and 1997 was 4.6% at the end of each period.

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

     The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review led to the adoption of a more conservative methodology for determining the adequacy of the allowance for loan losses. Additions to the allowance during the first nine months of 1998 were significantly higher than during the first nine months of 1997 as a result of adopting this new methodology. It is management's assertion that the allowance was adequate at September 30, 1998.

     There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three quarters of 1998. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at September 30, 1998, and totaled $420 thousand which compares to $497 thousand at September 30, 1997.

     Noninterest income increased 10.9% during the first nine months of 1998 led by the increase in service fees from new and acquired customers. Use of the Bank's check card generates fee income from the clearing agent for the electronic transaction even though no service fee is charged to Bank customers for its use. Income from fiduciary services provided in the Bank's
Trust Department remained strong. A nonrecurring gain on the disposal of common stock is included in the total of noninterest income and accounts for 6.6% of total noninterest income and contributes to the increase for the period.

     Noninterest expenses, excluding the provision for possible loan losses, held steady compared to the first nine months of 1997 increasing only .6%. Salary and benefit levels showed the largest increase while furniture and equipment expenses registered the largest decline due to the completion of a large technology lease.

     Net income is 7.9% higher for the first nine months of 1998 compared to the first nine months of 1997. The increase in interest income was large enough to more than offset the increase in interest expense. The remaining increase in interest income coupled with the increase in noninterest income was sufficient to cover the increase in noninterest expense, the increase in additions to the allowance for loan and lease losses, and the small increase in taxes.


OTHER

     A Year 2000 Compliance Task Force has been established for over a year and is evaluating the mission critical software and hardware that must be compatible for continued satisfactory data processing. Representations have been obtained, or are in the process of being obtained, from software and hardware vendors, confirming their Year 2000 compatibility. Successful testing of most mission critical software and hardware was completed recently in compliance with Board policy and requirements of the Federal Financial Interagency Examination Council. Management believes that information systems are well on their way to being Year 2000 compliant.

     On October 26, 1998, the Corporation entered into an agreement and plan of merger with the Farmers & Merchants Bank of White Bluff, Dickson County, Tennessee, a $21 million Tennessee banking corporation. The Comptroller of the Currency and the Tennessee state banking regulators have not granted official certification and authorization for the proposed merger at this time.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               FIRST FARMERS AND MERCHANTS CORPORATION
                               (Registrant)




Date     November 12, 1998               /s/ Waymon L. Hickman
                                             Waymon L. Hickman,
                                           Chairman of the Board
                                         (Chief Executive Officer)



Date     November 12, 1998              /s/ Patricia N. McClanahan
                                            Patricia N. McClanahan,
                                                  Treasurer
                                        (Principal Accounting Officer)