Form 10-K
period 1998-12-31
FIRST FARMERS & MERCHANTS CORP
filed 1999-03-30
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
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

    Indicate the number of shares outstanding of each of the
issuer's common stock, as of  March 15, 1998.   2,920,000  shares

This filing contains   67    pages.

               DOCUMENTS INCORPORATED BY REFERENCE

(1)   Proxy Statement for 1998 Annual Stockholders Meeting of
      April 20, 1999. -- Parts I and III

(2)   Annual Report to Stockholders for Year Ended December 31,
      1998. -- Parts I and II


            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The Bank conducts a full-service commercial banking business through sixteen offices in its community service area which is comprised of Maury, Lawrence, Marshall, Hickman, and adjacent counties in southern middle Tennessee. Its principal office is at 816 South Garden Street, Columbia, Maury County, Tennessee. Other offices in Maury County are Mt. Pleasant, Spring Hill, and additional offices in Columbia at High Street, Hatcher Lane, Northside, Shady Brook Mall, and Campbell Plaza. Offices in Lawrence County include Lawrenceburg, Crockett in Lawrenceburg, Leoma, and Loretto. Offices in Marshall County include Lewisburg, Lewisburg West, and Chapel Hill. Offices in Hickman County include Centerville and an office in the eastern part of the county to be built in 1999. The Bank will enter Dickson County with an office in White Bluff in early 1999. The Bank provides only automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State Community College, and Maury Regional Hospital.


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

Stock Split

    During 1998, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 4,000,000 to 8,000,000 shares and on April 21, 1998, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend to stockholders of record on April 21, 1998. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $14,000,000 ($10 for each additional share issued). All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

Cash and Due From Banks

    Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve
Bank and other banks.   At December 31, 1998, approximately $3.8
million was required to be maintained at the Federal Reserve
Bank.


Cash Equivalents

     Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods.


Securities

    Trading account investment securities that are bought and held principally for the purpose of selling them in the near term are carried at market value. Gains and losses, both realized and unrealized, are included in other operating income.
There were no securities so classified in 1998 or 1997.

    Investment securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.

    Those securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

available-for-sale securities and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported in other comprehensive income. Gains and losses realized on the sale of available-for-sale securities are determined using the specific identification method.

    Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.

Loans

    The Bank grants mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

	   Interest on loans is accrued daily. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when a loan is considered impaired. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

Allowance for Possible Loan Losses

    The allowance for possible loan losses is established through provisions for loan losses charged against income. Loan quality is monitored by Loan Review and the Credit Administrator. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance account in the period such determination is made. The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in a meeting with loan officers and loan administration. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses.

    A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. All loans in nonaccrual status and loans in the two most severe Loan Review classifications are specifically evaluated for impairment.

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

Other Real Estate (Continued)

foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.
Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

    The Bank's recorded value for other real estate was approximately $544,000 at December 31, 1998, and $410,000 at
December 31, 1997.

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

Intangible Assets

    Deposit base intangibles identified in merger transactions are amortized over 42 to 180 months on the straight-line method. Total amortization expense charged to operations amounted to: 1998 - $78,000; 1997 - $183,000; and
1996 - $224,000.

Earnings Per Share

    Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. For the years ended December 31, 1998, 1997, and 1996, there were no potentially dilutive common shares issuable.

Comprehensive Income

    The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Corporation's net income or stockholders' equity.

Significant Group Concentrations of Credit Risk

    Most of the Bank's activities are with customers located within southern middle Tennessee. Note 2 discusses the types of securities in which the Bank invests. Note 3 discusses the types of lending in which the Bank engages. The Bank does not have any significant concentrations to any one industry or customer.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES

    Securities with an amortized cost of $63,155,000 and $116,315,000 at December 31, 1998 and 1997, respectively (fair value: 1998 - $65,057,000; 1997 - $117,970,000), were pledged to secure deposits and for other purposes as required or permitted by law. The decline in pledged securities is due to the Bank's participation in a state wide collateral pool in the last
quarter of 1998.   The fair value is established by an
independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1998, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                 Amortized         Gross Unrealized      Fair
                                   Cost            Gain      Loss       Value
December 31, 1998
Available-for-sale securities
    U.S. Treasury               $  32,418       $   510   $   -        $  32,928
    U.S. Government agencies       48,136           336        69         48,403
    Other securities                2,841           175       -            3,016

                                $  83,395       $ 1,021   $    69      $  84,347

Held-to-maturity securities
    U.S. Treasury               $  10,322       $   411   $   -        $  10,733
    U.S. Government agencies       47,303         1,353         6         48,650
    States and political
         subdivisions              55,182         1,533        20         56,695
    Other securities                1,841            91        -           1,932

                                $ 114,648       $ 3,388    $   26      $ 118,010

December 31, 1997

Available-for-sale securities
   U.S. Treasury                $  22,337       $   234    $   15      $  22,556
   U.S. Government agencies        23,835            53        92         23,796
   Other securities                 2,749           422         2          3,169

                                $  48,921       $   709    $  109      $  49,521

Held-to-maturity securities
    U.S. Treasury               $  10,433       $   209    $   -       $  10,642
    U.S. Government agencies       36,553           658         2         37,209
    States and political
         subdivisions              48,465         1,218        12         49,671
    Other securities                  815            34        -             849
                                $  96,266       $ 2,119    $   14      $  98,371

<F1>
Table I - Amortized Cost and Fair Value of Investment Securities
                        Dollars in Thousands

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - INVESTMENT SECURITIES (Continued)

     At December 31, 1998, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

    Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1998, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

   	Proceeds from the maturity, call, or sale of available-for-sale securities were $18,009,000, $11,008,000, and $3,020,000 during 1998, 1997, and 1996, respectively. Proceeds from the maturity or call of held-to-maturity securities were $11,101,000, $32,387,000, and $56,112,000 during 1998, 1997, and
1996, respectively. Gross gains of $351,000 and gross losses of $-0- were realized on the dispositions in 1998. Gross gains of $490,000 and gross losses of $2,000 were realized on dispositions in 1997. There were no realized gains or losses in 1996.

                                      Amortized         Fair         Yield
                                         Cost           Value     (Unaudited)
Available-for-sale securities
U.S. Treasury
   Within one year                    $  16,177      $  16,275        5.6%
   After one but within five years       16,241         16,653        6.1%
U.S. Government agencies
   Within one year                        7,057          7,075        5.7%
   After one but within five years       37,818         38,047        5.5%
   After five but within ten years        3,015          3,033        5.3%
   After ten years                          246            248        6.1%
Other securities                          2,841          3,016        9.3%
                                      $  83,395      $  84,347

Held-to-maturity securities
U.S. Treasury
   After one but within five years    $  10,322      $  10,733        6.4%
U.S. Government agencies
   Within one year                        5,499          5,531        6.8%
   After one but within five years       27,500         28,178        6.3%
   After five but within ten years       14,304         14,941        6.3%
States and political subdivisions
   Within one year                        3,044          3,062        7.4%
   After one but within five years       14,028         14,348        7.3%
   After five but within ten years       19,262         19,917        7.4%
   After ten years                       18,848         19,368        7.4%
Other securities
   After one but within five years          311            314        8.0%
   After five but within ten years        1,530          1,618        6.5%
                                      $ 114,648      $ 118,010

<F2>
Table II - Contractual Maturity of Investment Securities and Weighted
                         Tax Equivalent Yields
                         Dollars in Thousands

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

                                             1998          1997

Commercial, financial and agricultural    $  42,422     $  60,593
Tax exempt municipal loans                      752           768
Real estate
    Construction                              6,848         5,862
    Commercial mortgages                     58,351        52,968
    Residential mortgages                   150,197       146,768
    Other                                     7,071         5,870
Consumer loans                               54,867        58,879
                                            320,508       331,708
Less:
   Net unamortized loan origination fees       (324)         (348)
   Allowance for possible loan losses        (3,852)       (2,943)
                                          $ 316,332     $ 328,417

<F3>
Table III - Loans Outstanding  by Category at December 31, 1998 and 1997
                            Dollars in Thousands

                              Within         One to        After
                             One Year      Five Years    Five Years    Total

Fixed rate loans           $  75,334       $  43,244     $  50,206   $ 168,784
Variable rate loans           62,774          36,751        52,199     151,724
                           $ 138,108       $  79,995     $ 102,405   $ 320,508

<F4>
Table IV - Loan Maturities and Amounts of Loans Carrying Fixed and Variable Interest Rates at December 31, 1998
                 Dollars in Thousands

     Loans having recorded investments of $3,856,000 at December 31, 1998, have been identified as impaired. The total allowance for possible loan losses related to these loans was $425,000. Interest received on these loans during 1998 was $261,000. Impaired loans had recorded investments of approximately $2,954,000 at December 31, 1997.

    Certain parties (principally directors and senior
officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of
business.   Certain businesses that had previously been
considered related parties because of ownership interest no longer meet those criteria. An analysis of activity with respect to such loans for the years ended December 31, 1998 and 1997, is shown in Table V that follows.

   	These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1998 or 1997.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

                                   Balance at                          Balance at
                                   Beginning                Amount      End
                                    of Year    Additions   Collected   of Year
        1998
Aggregate of certain party loans   $ 12,434    $  3,796    $ 12,639   $  3,591

        1997
Aggregate of certain party loans   $  8,222    $ 12,488    $  8,276   $ 12,434

<F5>
Table V - Analysis of Activity in Certain Party Loans
                   Dollars in Thousands

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                             1998       1997     1996
Balance at beginning of year               $ 2,943   $ 2,926  $ 2,678
Provision charged to operating expenses      3,300     1,940    1,300
Loan losses:
  Loans charged off                         (2,574)   (2,064)  (1,388)
  Recoveries on loans previously
     charged off                               183       141      336
Balance at end of year                     $ 3,852   $ 2,943  $ 2,926

<F6>
Table VI - Changes in the Allowance for Possible Loan Losses
                       Dollars in Thousands

	   In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1998. However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

    For federal income tax purposes, the allowance for possible loan losses is maintained at the maximum allowable by the Internal Revenue Code.

NOTE 5 - BANK PREMISES AND EQUIPMENT

                                                     1998       1997
Land                                              $  1,348   $  1,348
Premises                                             7,098      7,028
Furniture and equipment                              5,247      3,857
Leasehold improvements                               1,161      1,209
                                                    14,854     13,442
Less allowance for depreciation and amortization    (7,614)    (7,029)
                                                  $  7,240   $  6,413

<F7>
Table VII - Premises and Equipment at December 31, 1998 and 1997
                       Dollars in Thousands

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

    Annual provisions for depreciation and amortization of bank premises and equipment total $691,000 for 1998, $652,000 for 1997, and $685,000 for 1996. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $2,495,000 at December 31, 1998.

NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

    The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 1998, additional dividends of approximately $13.8 million could have been declared by the Bank to the Corporation without regulatory agency approval.

NOTE 7 - LEASES

   	Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of teller and office equipment are leased under cancelable and noncancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $580,000, $690,000, and $726,000 for equipment leases, and $129,000,
$112,000, and $112,000 for building leases, in 1998, 1997, and
1996, respectively. Future minimum lease commitments as of December 31, 1998, under all noncancelable operating leases with initial terms of one year or more are shown in Table VIII.

                                            Lease
                     Year                  Payments
                     1999                  $ 148
                     2000                    151
                     2001                    151
                     2002                    130
                     2003                    131
                  Thereafter                 133

                     Total                 $ 844

<F8>
Table VIII - Future Minimum Lease Commitments
                Dollars in Thousands

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                          1998           1997           1996
Current:
   Federal                              $ 2,882        $ 2,417        $ 2,422
   State                                    695            557            629
     Total current                        3,577          2,974          3,051

Deferred:
   Federal                                 (402)           216           (138)
   State	                                   (63)            38            (24)
     Total deferred                        (465)           254           (162)

     Total provision for income taxes   $ 3,112        $ 3,228        $ 2,889

<F9>
Table IX - Provisions for Income Taxes
              Dollars in Thousands


                                        1998        1997       1996
Allowance for possible loan losses    $ 1,214     $   776    $   914
Write-down of other real estate           -           -          177
Deferred compensation                     485         404        336
Deferred loan fees                         12          20         27

  Deferred tax asset                     1,711      1,200      1,454

Unrealized gain on AFS securities         (362)      (240)       (97)
Other                                      (45)       -          -

 Deferred tax liability                   (407)      (240)       (97)

 Net deferred tax asset	               $ 1,304    $   960    $ 1,357

<F10>
Table X - Deferred Tax Effects of Principal Temporary Differences
                          Dollars in Thousands

                                               1998        1997       1996

Tax expense at statutory rate	               $ 3,554     $ 3,496    $ 3,317
Increase (decrease) in taxes resulting from:
   Tax-exempt interest                          (939)       (896)      (859)
   Nondeductible interest expense                111         106        101
   Employee benefits                             (41)        (56)       (35)
   Other real estate                                         151
   Other nondeductible expenses
      (nontaxable income) - net                   13          11         14
   State income taxes, net of federal
      tax benefit                                418         393        399
Dividend income exclusion                        (42)        (33)       (35)
    Other                                         38          56        (13)
Total provision for income taxes             $ 3,112     $ 3,228    $ 2,889

Effective tax rate                              29.8%       31.4%      29.6%

<F11>
Table XI - Reconciliation of Total Income Taxes Reported with the Amount of
          Income Taxes Computed at the Federal Statutory Rate (34% Each Year)
                                Dollars in Thousands

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES (Continued)

   	The net deferred tax asset was included in other assets in the accompanying consolidated balance sheets.

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

    The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 1998, were approximately $28 million and $2 million, respectively.
Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


NOTE 10 - SHAREHOLDERS'  EQUITY

   	The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   	Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1998 and 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

   	The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of December 31, 1997, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XII.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS'  EQUITY (Continued)

                                                                                   To Be Well
                                                                                   Capitalized Under
                                                          For Capital            Prompt Corrective
                                       Actual           Adequacy Purposes         Action Provisions
As of December 31, 1998           Amount    Ratio     Amount   Ratio > or =    Amount   Ratio > or =
Total Capital (to Risk Weighted
   Assets)  Consolidated        $ 65,495    20.88%   $ 25,096     8.00%       $   -           -
            Bank                  64,835    20.72%     25,036     8.00%         31,295      10.00%
Tier I Capital (to Risk Weighted
    Assets)  Consolidated         61,644    19.65%     12,548     4.00%           -           -
             Bank                 60,983    19.49%     12,518     4.00%         18,777       6.00%
Tier I Capital (to Average Assets)
             Consolidated         61,644    11.19%     22,041     4.00%           -           -
             Bank                 60,983    11.08%     22,011     4.00%         27,514       5.00%

As of December 31, 1997
Total Capital (to Risk Weighted
   Assets)   Consolidated         61,732    19.68%     25,099     8.00%           -           -
             Bank                 61,154    19.54%     25,041     8.00%         31,301      10.00%
Tier I Capital (to Risk Weighted
   Assets)   Consolidated         58,789    18.74%     12,549     4.00%           -           -
             Bank                 58,211    18.60%     12,520     4.00%         18,780       6.00%
Tier I Capital (to Average Assets)
             Consolidated         58,789    11.17%     21,074     4.00%           -           -
             Bank                 58,211    11.07%     21,047     4.00%         26,309       5.00%

<F12>
Table XII - Capital Amounts and Capital Adequacy Ratios
                      Dollars in Thousands


NOTE 11 - ACQUISITIONS

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

    On October 26, 1998, the Bank entered into an agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank. The Office of the Comptroller of the Currency granted approval of this merger as did appropriate state regulatory authorities. The purchase of the $21 million dollar bank for 120,000 shares of Corporation common stock was completed February 5, 1999.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EMPLOYEE BENEFIT PLANS

    The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements. The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $721,000, $684,000, and $661,000, in 1998, 1997, and 1996, respectively, are included in salaries and employee benefits expense.

    In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1998 - $672,000; 1997 - $646,000) purchased in 1993 to fund the plan and the related liability (1998 - $512,000; 1997 - $501,000) were included in other assets and other liabilities, respectively. Net noncash income recognized on these policies of $26,000 in 1998 and $25,000 in 1997 is
included in the above asset values.   Net noncash income was
$26,000 in 1996. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $66,000 in 1998, $42,000 in 1997, and $64,000 in 1996.

    The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. Liability increases for current deferred fees, net of benefits paid out, of $208,000 for 1998, $174,000 for 1997, and $173,000
for 1996 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $385,000, were purchased in 1997 for new participants. Net noncash income recognized on these policies of $109,000 in 1998 and $103,000 in 1997 is included in the cash surrender values of
 $2,485,000 and $2,376,000 reported in other assets at December 31, 1998 and 1997, respectively. Net noncash income was $85,000 in 1996.

    In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (1998 - $804,000; 1997 - $820,000) is included in other assets, and net expense recognized on this policy of $16,000 in 1998 and net noncash income of $34,000 in 1997 are included in the above asset values.

    The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan. These policies have an aggregate current death benefit of $8.1 million.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                                  December 31, 1998            December 31, 1997
                                 Carrying       Fair          Carrying       Fair
                                  Amount       Value           Amount       Value
Financial assets
  Cash and due from banks       $  21,155    $  21,155       $  29,873    $  29,873
  Federal funds sold               12,000       12,000          12,800       12,800
  Securities held to maturity     114,648      118,010          96,266       98,371
  Securities available for sale    84,347       84,347          49,521       49,521
  Loans, net                      316,332      325,719         328,417      325,323
  Accrued interest receivable       5,850        5,850           5,366        5,366

Financial liabilities
  Deposits                        500,531      487,536         470,282      456,557
  Short term borrowings               602          602             602          602
  Accrued interest payable          2,619        2,619           2,794        2,794

<F13>
Table XIII - Summary of Fair Values of Financial Instruments
                       Dollars in Thousands

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

    Financial liabilities - Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amount of other short term borrowings is considered to approximate its fair value.

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

   	At December 31, 1998, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                               First      Second    Third     Fourth
                              Quarter    Quarter   Quarter    Quarter    Total
        1998
Interest income              $  9,576   $ 10,139   $ 10,273  $ 10,065   $ 40,053
Interest expense                4,271      4,370      4,517     4,286     17,444
Net interest income             5,305      5,769      5,756     5,779     22,609
Provision for possible loan
   losses                         950        570        675     1,105      3,300
Noninterest expenses, net of
   noninterest income           1,939      2,408      2,387     2,122      8,856

Income before income taxes      2,416      2,791      2,694     2,552     10,453
Income taxes                      678        842        829       763      3,112

Net income                   $  1,738   $  1,949   $  1,865  $  1,789   $  7,341

Earnings per common share
   (2,800,000 shares)*       $   0.62   $   0.69   $   0.67  $   0.64   $   2.62

<F14>
* These are restated First Quarter, 1998, numbers to give retroactive effect to the 100% stock dividend paid to shareholders of record on April 21, 1998.

                               First      Second    Third     Fourth
                              Quarter    Quarter   Quarter   Quarter     Total
        1997
Interest income              $  9,362   $  9,706  $  9,775  $  9,804   $ 38,647
Interest expense                4,259      4,330     4,362     4,353     17,304
Net interest income             5,103      5,376     5,413     5,451     21,343
Provision for possible loan
   losses                         450        290       550       650      1,940
Noninterest expenses, net of
   noninterest income           2,395      2,406     2,388     1,932      9,121

Income before income taxes      2,258      2,680     2,475     2,869     10,282
Income taxes                      558        796       918       956      3,228

Net income                   $  1,700   $  1,884  $  1,557  $  1,913   $  7,054

Earnings per common share
   (2,800,000 shares)*       $   0.61   $   0.67  $   0.56  $   0.68   $   2.52

<F15>
* These are restated 1997 numbers to give retroactiveeffect to the 100% stock dividend paid to shareholders of record on April 21, 1998.

<F16>
Table XIV - Consolidated Quarterly Results of Operations
            Dollars in Thousands Except Per Share Data
</FN/

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - DEPOSITS

    The Bank does not have any foreign offices and all deposits are serviced in its sixteen domestic offices. The average amounts of deposits and the average rates paid are summarized in Table XV. Maturities of time deposits of $100,000 or more at December 31 are indicated in Table XVI.

                                   Year Ended December 31
                                           1998               1997              1996
Demand deposits                     $  66,474     - %  $  62,903    - %  $  61,509    - %
NOW and money market accounts         175,956   3.19     166,828  3.38     158,438  3.39
Savings deposits                       48,063   3.22      43,776  3.37      37,428  3.22
Time deposits of less than $100,000   151,006   5.28     152,389  5.29     151,973  5.40
Time deposits of $100,000 or more      41,870   5.46      37,680  5.43      34,554  5.40

    Total In Domestic Offices       $ 483,369   3.60%  $ 463,576  3.71%  $ 443,902  3.74%

<F17>
Table XV - Average Amounts of Deposits and Average Rates Paid by Deposit Type at December 31
                           Dollars in Thousands

                                    1998             1997            1996
            Under 3 months       $ 13,659         $  9,308        $ 11,680
            3 to 12 months         23,896           25,981          22,638
            Over 12 months          5,056            4,039           4,812

                                 $ 42,611         $ 39,328        $ 39,130

<F18>
Table XVI - Maturities of Time Deposits of $100,000 or More at December 31
                          Dollars in Thousands

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                            Condensed Balance Sheets
                           December 31, 1998 and 1997
                                                               1998      1997
Cash                                                        $    175  $     72
Investment in bank subsidiary - at equity                     62,490    59,565
Investment in credit life insurance company - at cost             50        50
Investment in other securities                                    25        25
Dividends receivable from bank subsidiary                        896       784
Cash surrender value - life insurance                            681       651

    Total assets                                            $ 64,317  $ 61,147

Liabilities
  Payable to directors                                      $    271  $    220
  Dividends payable                                              896       784

    Total liabilities                                          1,167     1,004

Stockholders' equity
  Common stock - $10 par value, authorized 8,000,000
    shares; 2,800,000 shares issued and outstanding - Note 1  28,000    14,000
  Retained earnings                                           34,560    45,783
Accumulated other comprehensive income                           590       360

    Total stockholders' equity                                63,150    60,143

Total liabilities and stockholders' equity                  $ 64,317  $ 61,147

<F19>
Table XVII - Condensed Balance Sheets of Parent
                  Dollars in Thousands

                            Condensed Statements of Income
                       Years Ended December 31, 1998 and 1997
                                                          1998        1997
Operating income
  Dividends from bank subsidiary                       $  4,564    $  1,526
  Other dividend income                                     122          80
  Interest income                                             4           8
  Other                                                      40          34
Operating expenses                                           84          76

    Income before equity in undistributed net
      income of bank subsidiary                           4,646       1,572

Equity in undistributed net income of bank subsidiary     2,695       5,482

    Net Income                                         $  7,341    $  7,054

<F20>
Table XVIII - Condensed Statements of Income of Parent
                      Dollars in Thousands

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)

                            Condensed Statements of Cash Flows
                          Years Ended December 31, 1998 and 1997
                                                             1998       1997
Operating activities
  Net income for the year                                 $  7,341   $  7,054
  Adjustments to reconcile net income to net cash
       provided by operating activities
   Equity in undistributed net income of bank subsidiary    (2,695)    (5,482)
   Increase in other assets                                   (142)       (98)
   Increase in payables                                         51         47
       Total adjustments                                    (2,786)    (5,533)
    Net cash provided by operating activities                4,555      1,521

Net cash provided by (used in) investing activities
  Purchases of investment securities                            -        (119)
  Proceeds from maturities of investment securities             -         119
  Purchase of single premium life insurance policy              -        (135)

    Net cash provided by (used in) investing activities         -        (135)

Net cash used in financing activities
  Cash dividends paid                                       (4,452)    (1,456)
  Increase (decrease) in cash                                  103        (70)

Cash at beginning of year                                       72        142

Cash at end of year                                       $    175    $    72

<F21>
Table XIX - Condensed Statements of Cash Flows of Parent
                     Dollars in Thousands


        a. The "ANNUAL_REPORT_S" module contains Notes to Consolidated Financial Statements which are a part of the Annual
            Report to Stockholders which is included in this filing.



       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                                                      December 31
                (Dollars in Thousands)              1998        1997

ASSETS         Cash and due from banks           $ 21,155    $ 29,873
               Federal funds sold                  12,000      12,800
               Securities
                 Available for sale (amortized
                   cost $83,395 and $48,921
                   respectively)                   84,347      49,521
                 Held to maturity
                  (fair value $118,010 and
                  $98,371 respectively)           114,648      96,266
                     Total securities - Note 2    198,995     145,787
                Loans, net of deferred fees
                  - Note 3                        320,184     331,360
                Allowance for possible loan
                  losses - Note 4                  (3,852)     (2,943)
                     Net loans                    316,332     328,417
                Bank premises and equipment,
                  at cost less allowance for
                  depreciation - Note 5             7,240       6,413
                Other assets                       14,689      14,031
                     TOTAL ASSETS                $570,411    $537,322

LIABILITIES     Deposits
                  Noninterest-bearing            $ 83,165    $ 80,205
                  Interest-bearing (including
                   certificates of deposit over
                   $100,000: 1998 - $42,611;
                   1997 - $39,328)                417,366     390,077
                     Total deposits               500,531     470,282
                Dividends payable                     896         784
                Other short term liabilities          602         602
                Accounts payable and accrued
                  liabilities                       5,232       5,511
                     TOTAL LIABILITIES            507,261     477,179

                COMMITMENTS AND CONTINGENCIES
                     Notes 7 and 9

STOCKHOLDERS'   Common stock - $10 par value,
EQUITY            8,000,000 shares authorized;
                  2,800,000 shares issued and
                  outstanding - Note 1             28,000      14,000
                Retained earnings - Note 6         34,560      45,783
                Accumulated other comprehensive
                  income                              590         360
                      TOTAL STOCKHOLDERS' EQUITY   63,150      60,143

                      TOTAL LIABILITIES AND
                         STOCKHOLDERS' EQUITY    $570,411    $537,322

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME

             (Dollars In Thousands Except Per Share Data)
                    Years Ended December 31,           1998     1997     1996

INTEREST INCOME     Interest and fees on loans       $29,155  $28,841  $27,344
                    Income on investment securities
                      Taxable interest                 7,326    6,803    6,892
                      Exempt from federal income tax   2,583    2,488    2,367
                      Dividends                          300      261      257
                                                      10,209    9,552    9,516
                    Other interest income                689      254      223
                       TOTAL INTEREST INCOME          40,053   38,647   37,083

INTEREST EXPENSE    Interest on deposits              17,414   17,218   16,618
                    Interest on other short term
                     borrowings                           30       86       94
                       TOTAL INTEREST EXPENSE         17,444   17,304   16,712
                         NET INTEREST INCOME          22,609   21,343   20,371
                    PROVISION FOR POSSIBLE
                      LOAN LOSSES - Note 4             3,300    1,940    1,300
                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES   19,309   19,403   19,071

NONINTEREST INCOME  Trust department income            1,516    1,471    1,324
                    Service fees on deposit accounts   3,669    3,744    3,374
                    Other service fees, commissions,
                      and fees                         1,043      845      745
                    Other operating income               985      394      363
                    Securities gains (losses)            351      488       -
                      TOTAL NONINTEREST INCOME         7,564    6,942    5,806

NONINTEREST
EXPENSES            Salaries and employee benefits     7,776    7,319    7,030
                    Net occupancy expense              1,356    1,317    1,211
                    Furniture and equipment expense    1,472    1,500    1,581
                    Other operating expenses           5,816    5,927    5,299
                      TOTAL NONINTEREST EXPENSES      16,420   16,063   15,121
                        INCOME BEFORE PROVISION FOR
                          INCOME TAXES                10,453   10,282    9,756
                      PROVISION FOR INCOME
                        TAXES - Note 8                 3,112    3,228    2,889

                           NET INCOME                $ 7,341  $ 7,054  $ 6,867

EARNINGS PER SHARE  Common Stock - Note 1
                     (2,800,000 outstanding shares)  $  2.62  $  2.52  $  2.45

<F2>
The accompanying notes are an integral part of the consolidated financial statements.

       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             Accumulated
(Dollars in Thousands)	                                         Other
                                     Common    Retained  Comprehensive
Years Ended December 31,             Stock     Earnings     Income      Total
1998, 1997, and 1996

BALANCE AT JANUARY 1, 1996          $14,000     $34,760    $   236     $48,996
Comprehensive income
  Net income                           -          6,867         -        6,867
  Change in net unrealized gain
   (loss) on securities
    available-for-sale, net of
     reclassification adjustment
     and tax effects                               -           (90)        (90)
       Total comprehensive income                                        6,777
Cash dividends declared, $.49 per
  share  *                             -         (1,372)        -       (1,372)

BALANCE AT DECEMBER 31, 1996         14,000      40,255        146      54,401
Comprehensive income
  Net income                           -          7,054         -        7,054
  Change in net unrealized gain
  (loss) on securities
   available-for-sale, net of
    reclassification adjustment
    and tax effects                                -           214         214
      Total comprehensive income                                         7,268
Cash dividends declared, $.55 per
  share*                                         (1,526)        -       (1,526)

BALANCE AT DECEMBER 31, 1997         14,000      45,783        360      60,143
Comprehensive income
  Net income                           -          7,341         -        7,341
  Change in net unrealized gain
  (loss) on securities
   available-for-sale, net of
    reclassification adjustment
    and tax effects                                -           230         230
      Total comprehensive income                                         7,571
Two-for-one stock split - Note 1     14,000     (14,000)        -           -
Cash dividends declared, $1.63
  per share                                      (4,564)        -       (4,564)

BALANCE AT DECEMBER 31, 1998        $28,000     $34,560    $   590     $63,150

<F3>
     * Cash dividends per share amounts for 1997 and 1996 are restated to give retroactive effect to the two-for-one stock split as of 4-21-98.

<F4>
       The accompanying notes are an integral part of the consolidated financial statements.

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars In Thousands)

              Years Ended December 31,                 1998     1997     1996
OPERATING     Net income                             $ 7,341  $ 7,054  $ 6,867
ACTIVITIES	   Adjustments to reconcile net income
                  to net cash provided by operating
                  activities
                Excess of provision for possible
                  loan losses over net charge offs       909       17      248
                Provision for depreciation and
                  amortization of premises and
                  equipment                              691      652      685
                Provision for depreciation of leased
                  equipment                              501      834      522
                Amortization of deposit base
                  intangibles                             78      183      224
                Amortization of investment security
                  premiums, net of accretion of
                  discounts                              567      471      553
                Increase in cash surrender value of
                  life insurance contracts              (119)    (164)    (112)
                Deferred income taxes                   (465)     254     (162)
                (Increase) decrease in
                  Interest receivable                   (484)     183     (125)
                  Other assets                          (290)      15      308
                Increase (decrease) in
                  Interest payable                      (174)     255     (495)
                  Other liabilities                     (105)   1,137      (62)
                    Total adjustments                  1,109    3,837    1,584
                    Net cash provided by operating
                      activities                       8,450   10,891    8,451
INVESTING       Maturity and call proceeds of
ACTIVITIES        investment securities
                    Available-for-sale                18,009   11,008    3,020
                    Held-to-maturity                  11,101   32,387   56,112
                Purchases of investment securities
                    Available-for-sale               (52,898)  (4,157) (48,222)
                    Held-to-maturity                 (29,635) (10,456) (47,365)
                Net (increase) decrease in loans      11,176  (27,628) (11,802)
                Purchases of premises and equipment   (1,518)    (236)  (1,117)
                Purchase of equipment leased             -        -     (2,608)
                Purchase of deposit base intangibles     -        -     (1,124)
                Purchase of single premium life
                  insurance contract                     -       (385)    (785)
                Net cash provided (used) by
                  investing activities               (43,765)     533  (53,891)
FINANCING       Net increase in noninterest-bearing
ACTIVITIES        and interest-bearing deposits       30,249    9,709   29,931
                Assumption of deposit liabilities
                  - Note 12                              -        -     19,864
                Net increase (decrease) in short
                  term borrowings                        -     (4,921)  (6,432)
                Cash dividends                        (4,452)  (1,456)  (1,288)
                    Net cash provided by financing
                      activities                      25,797    3,332   42,075

                Increase (decrease) in cash and
                  cash equivalents                    (9,518)  14,756   (3,365)
                Cash and cash equivalents at
                  beginning of year                   42,673   27,917   31,282
                Cash and cash equivalents at
                  end of year                        $33,155  $42,673  $27,917

                Supplemental disclosures of cash
                  flow information
                Cash paid during the period for
                  expenses
                    Interest                         $17,618  $17,050  $17,207
                    Income taxes                       3,902    2,927    3,140

<F5>
The accompanying notes are an integral part of the consolidated financial statements.






       b.  The "STATEMENTS" module contains the Consolidated
           Financial Statements which are a part of the Annual
           Report to Stockholders which is included in this filing.




                                                                     KRAFTCPAS
                                                          Kraft Bros., Esstman
                                                        Patton & Harrell, PLLC
                                                     Certified Public Accounts
                                                      Member BKR International

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee

We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


      /s/ Kraft Bros., Esstman, Patton, & Harrell, PLLC

Nashville, Tennessee
March 5, 1999

                                                           1200 Parkway Towers
                                                   404 James Robertson Parkway
                                                     Nashville, TN  37219-1598
                                               (615) 242-7351  * FAX  256-1952
                                              Also in Columbia and Lebanon, TN

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

Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission Based on this assessment, management believes that, as of December 31, 1998, the Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.


Compliance With Laws and Regulations

Management is responsible for maintaining an effective system of internal controls over compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

Management has assessed it compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, First Farmers and Merchants National Bank, complied, in all material respects, with such laws and regulations during the year ended December 31, 1998.


     /s/  Waymon L. Hickman                    /s/ Patricia N. McClanahan
          Waymon L. Hickman                        Patricia N. McClanahan
      Chairman of the Board and                  Senior Vice President and
       Chief Executive Officer                    Chief Financial Officer

Columbia, Tennessee
March 5, 1999

                                                                     KRAFTCPAs
                                                          Kraft Bros., Esstman
                                                        Patton & Harrell, PLLC
                                                     Certified Public Accounts
                                                      Member BKR International

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee

We have examined management's assertion, included in the accompanying Report of Management-Internal Control System Over
Financial Reporting, that as of December 31, 1998, First Farmers and Merchants Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

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

                   /s/ Kraft Bros., Esstman, Patton & Harrell, PLLC

Nashville, Tennessee
March 5, 1999



                                                           1200 Parkway Towers
                                                   404 James Robertson Parkway
                                                     Nashville, TN  37219-1598
                                               (615) 242-7351  * FAX  256-1952
                                              Also in Columbia and Lebanon, TN






       c. The "OPINION" module contains the Reports of Independent Certified Public Accountants which are a part of the Annual Report to Stockholders which is included in this filing.



      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

GENERAL

    First Farmers and Merchants Corporation (the
Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. As of December 31, 1998, the only subsidiary of the Corporation was First Farmers and Merchants National Bank (the Bank). The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.

    During 1998, First Farmers and Merchants National Bank reaffirmed its commitment to community service by recognizing good neighbors in the four counties in middle Tennessee that it serves. "Hello Neighbor" was the theme of this challenge as the Bank committed to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

    The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 1998, 1997, and 1996; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


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

Summary

    The Bank reported net income of $7.3 million for 1998 compared to $7.1 million in 1997 and $6.9 million in 1996. On a per common share basis, net income was $2.62 for 1998 versus
$2.52 for 1997 and $2.45 for 1996. The improvement in 1998's earnings resulted from a consistent gross margin reinforced by maintaining a steady, though competitive, cost of funds even though deposits grew over 6.4% as loan demand softened and credit underwriting standards tightened reducing net loans about 3.7%.
Strong noninterest income growth was sufficient to cover a smaller increase in noninterest expenses and, combined with the decrease in taxes, offset the higher additions to the allowance for loan losses.

    The return on average equity for 1998 was 11.7% compared
to 12.2% for 1997 and 13.2% for 1996.   The return on average
assets was 1.33% for 1998 versus 1.34% for 1997 and 1.37% for 1996.


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

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
          Equity, Interest Rates and Interest Differential

                        YEAR ENDED DECEMBER 31,
                                      1998                          1997                      1996
                             Average  Rate/                Average  Rate/            Average  Rate/
                             Balance  Yield  Interest      Balance  Yield  Interest  Balance  Yield  Interest
ASSETS                                                (Dollars In Thousands)
Interest earning assets
  Loans, net               $ 321,239   9.09%  $ 29,187  *$ 314,198  9.18% $ 28,858  *$ 290,413  9.43% $ 27,373 *
  Bank time deposits               4     -        -              1    -       -              1    -       -
  Taxable securities         123,711   6.27      7,751     113,013  6.35     7,173     118,114  6.14     7,256
  Tax exempt securities       50,457   6.78      3,419 *    47,366  6.96     3,297 *    44,158  7.10     3,134 *
  Federal funds sold          12,774   5.39        689       4,631  5.46       253       4,198  5.31       223

TOTAL EARNING ASSETS	        508,185   8.08   $ 41,046     479,209  8.26  $ 39,581     456,884  8.31  $ 37,986

Noninterest earning assets
Cash and due from banks       22,561                        27,039                      25,760
Bank premises and equipment    6,686                         6,633                       6,708
Other assets                  15,222                        15,045                      13,348

TOTAL ASSETS               $ 552,654                     $ 527,926                   $ 502,700

LIABILITIES AND
 STOCKHOLDERS' EQUITY
  Interest bearing
   liabilities
    Time and savings
     deposits:
      NOW and money
       market accounts     $ 175,956   3.19%  $  5,616   $ 166,828  3.38%  $  5,634  $ 158,438  3.39% $  5,338
      Savings                 48,063   3.22      1,547      43,776  3.37      1,476     37,428  3.22     1,204
      Time                   151,006   5.28      7,966     152,389  5.29      8,063    151,973  5.40     8,210
      Time over $100,000      41,870   5.46      2,285      37,680  5.43      2,045     34,554  5.40     1,866

    TOTAL INTEREST BEARING
     DEPOSITS                416,895   4.18     17,414     400,673  4.30     17,218    382,393  4.35    16,618
    Federal funds purchased       22   4.55          1       1,016  5.80         59      1,043  5.56        58
    Other short-term debt        574   5.05         29         538  5.02         27        622  5.79        36
    TOTAL INTEREST BEARING
     LIABILITIES             417,491   4.18   $ 17,444     402,227  4.30   $ 17,304    384,058  4.35  $ 16,712

Noninterest bearing
  liabilities
   Demand deposits            66,474                        62,903                      61,509
   Other liabilities           5,657                         4,990                       5,066

   TOTAL LIABILITIES         489,622                       470,120                     450,633
Stockholders' equity          63,032                        57,806                      52,067

   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY   $ 552,654                     $ 527,926                   $ 502,700

Spread between combined
 rates earned and combined
 rates paid*                            3.90%                       3.96%                       3.96%

Net yield on interest
 -earning assets*                       4.64%                       4.65%                       4.66%

<F1>
* Taxable equivalent basis

<F2>
Notes:
1.	U.S. Government, government agency, taxable municipal, and
corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Municipal debt securities are nontaxable and classified as held-to-maturity.

<F3>
2.	The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented.

<F4>
3. The average balances of the amortized cost of available-for-sale securities were used in the calculations in this table.


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

TABLE B - Volume and Yield/Rate Variances
          (Taxable Equivalent Basis - In Thousands)

                               1998 Compared to 1997           1997 Compared to 1996
                                    Yield/  Net Increase            Yield/  Net Increase
                            Volume   Rate    (Decrease)     Volume   Rate    (Decrease)
Revenue earned on
  Net loans                $   646  $ (317)   $   329      $ 2,243  $ (758)   $ 1,485
  Investment securities
    Taxable securities         679    (101)       578         (314)    231        (83)
    Tax-free securities        215     (93)       122          228     (65)       163
  Federal funds sold           445      (9)       436           23       7         30
      Total interest
       earning assets        1,985    (520)     1,465        2,180    (585)     1,595
Interest paid on
  NOW and money market
    accounts                   308    (326)       (18)         283      13        296
  Savings deposits             144     (73)        71          204      68        272
  Time deposits                (73)    (24)       (97)          23    (170)      (147)
  Time over $100,000           228      12        240          169      10        179
  Federal funds purchased      (58)     -         (58)          (2)      3          1
  Short term debt                2      -           2           (5)     (4)        (9)
        Total interest-
          bearing funds        551    (411)       140          672     (80)       592

Net interest earnings      $ 1,434  $ (109)   $ 1,325      $ 1,508  $ (505)   $ 1,003

<F5>
Notes:
1. The change in interest resulting from both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.

<F6>
2. The computation of the taxable equivalent adjustment has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

<F7>
3. U.S. Government, government agency, taxable municipal, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable investment securities. Bank qualified municipal debt securities are nontaxable and classified as held-to-maturity.

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

     Two graphs are included at this point in the material mailed to our stockholders. The first graph illustrates in thousands of dollars, the categories of average earning assets and the portion each category is of the total for the last three years.
The second graph illustrates in thousands of dollars, the categories of average funding of earning assets and the portion each category is of the total for the last three years. The following tables illustrate the data in these graphs.

                       AVERAGE EARNING ASSETS
                          (In Thousands $)
                             Investment
                Loans        Securities          Other
1998         $ 321,239       $ 174,168         $ 12,774
1997           314,198         160,722            4,613
1996           290,413         162,188            4,199

                   AVERAGE FUNDING OF EARNING ASSETS
                           (In Thousands $)
                 Interest-           Non-Interest-
              Bearing Deposits     Bearing Deposits      Other

1998             $ 416,895            $ 66,474         $ 5,657
1997               400,673              62,903           4.990
1996               382,393              61,509           5,066

    Average earning assets increased 6.0% in 1998 compared
to a 5.0% increase in 1997 and an 8.4% increase in 1996.   As a
financial institution, the Bank's primary earning asset is loans. At December 31, 1998, average net loans represented 63.2% of average earning assets. Total average net loans increased during the last three years showing a 2.2% growth from 1997 to 1998, an 8.2% growth from 1996 to 1997, and a 5.2%
growth from 1995 to 1996. Average investments accounted for the remaining balance of average earning assets at December 31, 1998, increasing 13.3% from year end 1997. Softening loan demand and increased competition for loans were behind the growth in investment securities. Average investments decreased
 .8% in 1997 when maturities and calls of investment securities were used to fund expanding loan demand. Average investments increased 14.5% in 1996. The Bank purchased certain assets and assumed certain deposit liabilities of two branches of Union Planters Bank of Middle Tennessee, National Association, Nashville, Tennessee, effective as of April 1, 1996. Most of the increase in investments during 1996 can be attributed to the assumption of those deposit liabilities that were not used for the increasing loan growth. Average total assets increased during the last three years as evidenced by a 4.7% growth from 1997 to 1998, a 5.0% growth from 1996 to 1997, and an 8.4%
growth from 1995 to 1996.

    The bank's average deposits grew during the last three years reflecting a 4.3% growth from 1997 to 1998, a 4.4% growth from 1996 to 1997, and an 8.4% growth from 1995 to 1996. Short and medium term rates remained competitive compared to longer term rates during 1998 and some depositors left money in or moved money back into interest-bearing transaction accounts, which increased 5.5% during 1998 and 5.3% in 1997. Over half of the 6.3% increase during 1996 was attributable to the acquisition. Average savings deposits increased over 9.8% during 1998 and almost 17.0% during 1997, and 8.1% during 1996 with over 54% due to the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. Average certificates of deposit under $100,000 decreased .9% during 1998, increased .3% during 1997, and increased 11.3%, 60.0% from the acquisition, in 1996. Certificates of deposit over $100,000 increased 11.1% in 1998 compared to 9.1% in 1997, and 6.3% in 1996, 87.8% from the acquisition. The Bank's noninterest bearing deposits have remained consistently strong and were 13.8% of average total deposits in 1998, 13.6% in 1997, and 13.9% in 1996. This strong core of noninterest bearing funds contributed to the maintenance of a consistent low cost of funds for the periods.

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST  RATE  SENSITIVITY  MANAGEMENT

    The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period.

    Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the Bank's rate sensitive position at December 31, 1998, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).

    As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at December 31, 1998, 1997, and 1996 was 4.64%, 4.65%, and 4.66%
respectively.

       TABLE C - Rate Sensitivity of Earning Assets and
                 Interest-Bearing Liabilities
                      Dollars in Thousands
                               3 Months     3-6       6-12         Over 1
As of December 31, 1998         or Less     Months    Months       Year       Total
Earning assets
Federal funds sold            $  12,000  $    -      $    -       $   -      $   12,000
Bank time deposits                   18       -           -           -              18
Taxable investment securities     8,771     8,811      14,000       112,401     143,983
Tax-exempt investment
  securities                      1,052     1,320         670        51,970      55,012
Loans and leases, net of
  deferred fees                  46,360    36,644      54,780       182,400     320,184
    Total earning assets         68,201    46,775      69,450       346,771     531,197

Interest-bearing liabilities
  NOW and money market
   accounts                      58,566       -        73,393        41,193     173,152
  Savings                           -         -        50,945           -        50,945
  Time                           35,861    33,632      54,690        26,475     150,658
  Time over $100,000             15,692     7,747      14,382         4,790      42,611
  Other short-term debt             602       -           -             -           602

    Total interest bearing
      liabilities               110,721    41,379     193,410        72,458     417,968

Period gap                      (42,520)    5,396    (123,960)      274,313     113,229

Cumulative gap                $ (42,520) $(37,124)  $(161,084)    $ 113,229  $     -

<F8>
Available-for-sale and held-to-maturity securities were combined in the taxable investment securities category for purposes of this table.

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

    The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at December 31, 1998.

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

    Loans having recorded investments of $3.8 million at December 31, 1998, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 1.2% of gross loans. Commercial loans comprised $.6 million of the total, with loans secured by real estate accounting for $2.4 million, and installment loans $.8 million. The gross interest income that would have been recorded during 1998 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $519, $431, and $374 thousand for the years ended December 31, 1998, 1997, and 1996 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

         TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO
                                               December 31
(Dollars In Thousands)       1998      1997       1996       1995       1994
Average amount of loans
  outstanding            $ 321,239  $ 314,198  $ 290,413  $ 276,166  $ 247,791
Balance of allowance for
  possible loan losses at
  beginning of year      $   2,943  $   2,926  $   2,678  $   2,342  $   2,024
Loans charged off
  Loans secured by
   real estate                 619         88        368         15        135
Commercial and industrial
    loans                    1,041        605        141        170         42
Individuals                    914      1,371        879        371        246

  TOTAL LOANS CHARGED OFF    2,574      2,064      1,388        556        423

Recoveries of loans
  previously charged off
  Loans secured by
    real estate                  1          8        111         97          9
Commercial and industrial
    loans                       61         53         42         14         36
Individuals                    121         80        183        111         36

   TOTAL RECOVERIES            183        141        336        222         81

     NET LOANS CHARGED OFF   2,391      1,923      1,052        334        342

Provision charged to
  operating expenses         3,300      1,940      1,300        670        660

  BALANCE OF ALLOWANCE FOR
    POSSIBLE LOAN LOSSES
     AT END OF YEAR      $   3,852  $   2,943  $   2,926  $   2,678  $   2,342

Ratio of net charge-offs
  during the period to
   average loans
     outstanding             0.74%       0.61%     0.36%      0.12%      0.14%


CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

    Historically, internal growth has financed the capital needs of the Bank. At December 31, 1998, the Corporation had a ratio of tier 1 capital to average assets of 11.19%. This compares to a ratio of tier 1 capital to average assets of 11.17% at December 31, 1997, and 10.56% at December 31, 1996.

    Cash dividends declared in 1998 were three times more than those paid in 1997. The dividend to net income ratio was 62%. Additional dividends of approximately $13.8 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to continue an average payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

    As of December 31, 1998, the Corporation's ratios of Tier
I capital to risk-weighted assets and total capital to risk-weighted assets were 19.7% and 20.9% respectively. At December 31, 1997, the comparable ratios were 18.7% and 19.7%, respectively. Please refer to Note 10 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the accompanying financial statements for more information on the capital strength of the Corporation and the Bank.

    A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last six years. The following table is the data illustrated by this graph in thousands of dollars.

                        1992        $ 33,414
                        1993          37,454
                        1994          41,820
                        1995          46,755
                        1996          52,067
                        1997          57,806
                        1998          63,032





      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Interest Income

    Total interest income increased 3.6% in 1998 with income from the increased volume of securities supplementing loan income as loan volume softened. Interest and fees earned on loans increased over 1.0% in 1998 accounting for 72.8% of gross interest income. Interest earned on investment securities and other investments increased 11.1% in 1998 contributing 27.2% to the total. Total interest income increased 4.2% in 1997 and 7.5% in 1996.

Interest Expense

    Total interest expense increased less than 1.0% in 1998 bolstering net interest margin. This increase compares favorably to a 3.6% increase in 1997, and an 8.4% increase in 1996, about half of which can be attributed to the acquisition.
The cost of interest-bearing deposits remained steady all year under monthly monitoring by the Asset/Liability Committee. The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.64% at the end of 1998, 4.65% at the end of 1997, and 4.66% at the end of 1996.

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

Noninterest Income and Expense

    Noninterest income increased 9.0% during 1998 led by gains on the sale of other real estate. Income from fiduciary services provided in the Bank's Trust Department remained strong. Noninterest income increased 19.6% in 1997 and a 28.4% increase in 1996.

    Noninterest expenses, excluding the provision for possible loan losses, increased 2.2% in 1998 which compares favorably with the 6.2% increase in 1997 and the 5.8% increase in 1996.
Increased productivity fostered by our technology improvements as the learning curve diminished and cost control efforts contributed to this cost containment. Included in this category is net occupancy expense for an additional office opened in 1997 and furniture and equipment, which includes technology expenses, that was down almost 2% from 1997.

    A pie chart is included at this point in the materials
sent to our stockholders illustrating the composition of
noninterest income in 1998 and the percentage each category is
of the total.   The following table is the data illustrated by
this graph in thousands of dollars.


                     1998 Noninterest Income
Income Category               Income $            % of Total

Income from trust services     $1,516               20.0%
Other service fees              1,043               14.0%
Securities gains                  355                5.0%
Fees on deposits                3,665               48.0%
Other                             985               13.0%


    A pie chart is included at this point in the materials snt to out stockholders illustrating the composition of noninterest expense in 1998 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

                     1998 Noninterest Expense
Expense Category              Expense $           % of Total
Personnel                      $7,776               47.0%
Furniture and equipment         1,472                9.0%
Occupancy                       1,342                8.0%
Other                           5,830               36.0%


      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                           Consolidated Statements of Income
                      Dollars in Thousands Except Per Share Data
                                 1998      1997      1996      1995      1994
INTEREST INCOME
  Interest and fees on loans  $ 29,155 $  28,841  $ 27,344   $ 25,858 $ 21,131
  Income on investment
   securities
   Taxable interest              7,326     6,803     6,892      6,179    7,012
   Exempt from federal
    income tax                   2,583     2,488     2,367      2,157    2,185
   Dividends                       300       261       257        178      205
                                10,209     9,552     9,516      8,514    9,402
Other interest income              689       254       223        122      284
    TOTAL INTEREST INCOME       40,053    38,647    37,083     34,494   30,817

INTEREST EXPENSE
  Interest on deposits          17,414    17,218    16,618     15,248   12,771
  Interest on other short
   term borrowings                  30        86        94        174       93
    TOTAL INTEREST EXPENSE      17,444    17,304    16,712     15,422   12,864

    NET INTEREST INCOME         22,609    21,343    20,371     19,072   17,953

PROVISION FOR POSSIBLE LOAN
  LOSSES                         3,300     1,940     1,300        670      660
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES  19,309    19,403    19,071     18,402   17,293

NONINTEREST  INCOME
  Trust department income        1,516     1,471     1,324      1,252    1,249
  Service fees on deposit
   accounts                      3,669     3,744     3,374      2,697    2,318
  Other service fees,
   commissions, and fees         1,043       845       745        300      337
  Other operating income           985       394       363        323      319
  Securities gains (losses)        351       488        -           1     (243)
    TOTAL NONINTEREST  INCOME    7,564     6,942     5,806      4,573    3,980

NONINTEREST  EXPENSES
  Salaries and employee
    benefits                     7,776     7,319     7,030      6,621    6,248
  Net occupancy expense          1,356     1,317     1,211      1,279    1,190
  Furniture and equipment
   expense                       1,472     1,500     1,581      1,383    1,070
  Other operating expenses       5,816     5,927     5,299      5,057    5,000

    TOTAL NONINTEREST EXPENSES  16,420    16,063    15,121     14,340   13,508

       INCOME BEFORE PROVISION
         FOR INCOME TAXES       10,453    10,282     9,756      8,635    7,765

PROVISION FOR INCOME TAXES       3,112    3,228      2,889      2,519    2,204

     NET INCOME               $  7,341 $  7,054   $  6,867   $  6,116 $  5,561

EARNINGS PER COMMON SHARE
(2,800,000 outstanding
   shares) - Note 1           $   2.62 $   2.52   $   2.45   $   2.18 $   1.99

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Net Income

    Net income was 4.1% higher in 1998 than in 1997. As indicated earlier, the improvement in 1998's earnings resulted from a consistent gross margin reinforced by a steady cost of funds. Strong noninterest income growth was sufficient to cover a smaller increase in noninterest expenses and, combined with a decrease in taxes, offset the higher additions to the allowance for loan losses.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL
STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

    The Financial Accounting Standards Board has issued one standard that has been adopted by the Corporation as follows:
(1)  Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information" establishes guidelines for reporting financial information about an operating segment or component of an enterprise. The statement is effective for fiscal years beginning after December 15, 1997. As of December 31, 1998, the Corporation or the Bank did not have any reportable segments.

    The Financial Accounting Standards Board has issued two standards that have not been adopted by the Corporation as follows: (1) Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" which will require entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The statement specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. Management does not believe this statement will have any
material effect on future financial statements.   (2)  Statement
of Financial Accounting Standards No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" requires a mortgage banking entity that securitizes mortgage loans held for sale to classify any retained mortgage-backed securities and other retained interests based on the entity's ability and intent to sell or hold those investments. Retained mortgage-backed securities should be classified as trading, available-for-sale, or held-to-maturity, as provided under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." However, a mortgage banking enterprise is required to classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The statement is effective for the first fiscal quarter beginning after December 15, 1998. Management does not believe this statement will have any material effect on future financial statements.


YEAR 2000 COMPLIANCE TASK FORCE

    A Year 2000 Compliance Task Force was established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing; representations have been obtained, and satisfactorily tested, from our software and hardware vendors, confirming their Year 2000 compatibility. Testing of systems' compatibility was 90% complete for all areas and 100% complete for core application processing, by December 31, 1998. The committee plans to have all testing complete and software changes made by June 30, 1999.
 Significant expenses relating to this issue have been limited because the Bank uses an outside core processor. However, the task force developed a budget and continually reviews expenses as they emerge, reporting to the Board of Directors quarterly. Expenses are not expected to have a material impact on the financial statements of the Corporation. The Bank has developed contingency plans for the most critical operational areas. No material effect on operations is anticipated in preparing for
potential risks.   Management believes that all information
systems will be Year 2000 compliant.

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                    SHAREHOLDER INFORMATION

    The 2,800,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1998 had a market value of $128.8 million and were held by 1,729 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's
Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

    There is no established public trading market for the stock. The table at the right shows the high and low price of the Corporation's common stock, as well as the semiannual
dividend paid per share, in each of the last three years.   The
table and the graphs below show the earnings and dividends per share and the dividend payout ratio for the last five years.

             Estimated Price Range and Dividends per Share
                               High       Low     Dividend
      1998   First Quarter   $ 40.00    $ 39.00   $  -
             Second Quarter    45.00      40.00     0.31
             Third Quarter     46.00      45.00      -
             Fourth Quarter    46.00      46.00     1.32

      1997   First Quarter     33.50      32.50      -
             Second Quarter    34.50      34.50     0.27
             Third Quarter     36.00      35.00      -
             Fourth Quarter    39.00      36.00     0.28

      1996   First Quarter     28.00      28.00      -
             Second Quarter    29.00      28.00     0.24
             Third Quarter     31.50      30.00      -
             Fourth Quarter    32.50      31.50     0.26

                    Common Dividend Payout Ratio
                       1998      1997      1996      1995       1994

Earnings per share   $ 2.62    $ 2.52    $ 2.45    $ 2.18     $ 1.99
Cash dividend
   per share         $ 1.63    $ 0.55    $ 0.49    $ 0.44     $ 0.40
Ratio                   62%       22%       20%       20%        20%


    Two color graphs are included at the bottom of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR CONSOLIDATED STATEMENTS OF INCOME" table included on page 20 of the Management Discussion. The second one illustrates earnings per share with cash dividends for the last five years as stated in the table COMMON DIVIDEND PAYOUT RATIO above.

      FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY



                      COMPARATIVE DATA
                   (Dollars in Thousands)
                        1998        1997        1996       1995        1994
Average assets       $ 552,654   $ 527,926   $ 502,700  $ 463,739   $ 451,953

Average loans (net)  $ 321,239   $ 314,198   $ 290,413  $ 276,166   $ 247,791

Average deposits     $ 483,369   $ 463,576   $ 443,902  $ 409,489   $ 404,412

Return on
  average assets         1.33%       1.34%       1.37%      1.32%       1.23%

Return on
  beginning equity      12.21%      12.97%      14.01%     13.95%      14.11%

Tier 1 capital
  to average assets     11.19%      11.17%      10.56%     10.45%       9.61%

    Three color graphs are included below this table which was
sent  in the materials sent to our stockholders.   They
illustrate average assets, average net loans, and average deposits for the last five years using information from the "COMPARATIVE DATA" table above.

                             NET INTEREST MARGIN
                           (Dollars in Thousands)
                        1998       1997       1996       1995       1994

Interest income
  (tax equivalent)   $ 41,046   $ 39,581   $ 37,986   $ 35,626   $ 32,039

Interest expense       17,444     17,304     16,712     15,422     12,864

                     $ 23,602   $ 22,277   $ 21,274   $ 20,204   $ 19,175

Net interest margin*    4.64%      4.65%      4.66%      4.79%      4.68%

<F9>
*Net interest margin is net interest income (tax equivalent) divided by average earning assets.

     The final graph illustrates net interest income for the last five years. The data was taken from the net interest margin section in the "NET INTEREST MARGIN" table above.





     d. The "MGMT_DISC" module contains the Management's Discussion and Analysis of Financial Condition and Results of Operation which is a part of the Annual Report to Stockholders which is included in this filing.

                               PART I

Item 1.  Business.

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated
Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing.


Employees

FFMC has no employees. Its subsidiary, the Bank had approximately two hundred (200) full time employees and sixty-four (64) part time employees. Five of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.


Item 2.  Properties.

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing. Other real estate owned by the Bank as of December 31, 1998, included: (1) a one-tenth interest in approximately one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US 31 Highway and
(2) a 2.6630% interest in two motel propertities located in Cleveland and Columbia, Tennessee. The properties are not depreciated.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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


Item 9.  Disagreements on Accounting and Financial Disclosure.

None.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 20, 1999.

Executive Officers of Registrant

The following is a list as of March 15, 1999, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:

                                        Family               Positions and
    Name                    Age      Relationship             Offices Held

Waymon L. Hickman            64         None            Chairman of the Board
                                                        and Chief Executive
                                                        Officer of FFMC.
                                                        Chairman and Chief
                                                        Executive Officer of
                                                        the Bank.  Employed in
                                                        1958. Named Assistant
                                                        Cashier in 1959.
                                                        Named Assistant Vice-
                                                        President in 1961, and
                                                        promoted to Vice-
                                                        President in 1962.
                                                        Elected Director in 3
                                                        1967 and First Vice-
                                                        President and Trust
                                                        Officer in 1969.
                                                        Promoted in 1973 to
                                                        Executive Vice-President
                                                        and Senior Trust
                                                        Officer.  Elected
                                                        President of Bank and
                                                        Chief Administrative
                                                        Officer in August 1980.
                                                        Elected President of
                                                        FFMC in April, 1982.
                                                        Elected Chief Executive
                                                        officer of the Bank in
                                                        December, 1990.  Elected
                                                        Chairman of the Board of
                                                        Directors of the Bank
                                                        effective December
                                                        31, 1995.

Thomas Randall Stevens       47        None             President and Chief
                                                        Operating Officer and
                                                        Director of the Bank.
                                                        Director and Vice
                                                        President of FFMC.
                                                        Employed in 1973.
                                                        Promoted to Commercial
                                                        Bank Officer in 1974.
                                                        Promoted to Assistant
                                                        Vice President in 1976.
                                                        Promoted to Vice
                                                        President in 1979.
                                                        Became Vice President
                                                        and Trust Officer in
                                                        1982.  Promoted to First
                                                        Vice President in 1984.
                                                        Promoted to Executive
                                                        Vice President and
                                                        Chief Administrative
                                                        Officer in 1990. Elected
                                                        as Director of the Bank
                                                        in 1991 and Director and
                                                        Vice President of FFMC
                                                        in 1991.  Elected Presi-
                                                        dent and Chief Operating
                                                        Officer of the Bank
                                                        effective December
                                                        31, 1995.

                                        Family               Positions and
    Name                    Age      Relationship             Offices Held

John P. Tomlinson, III       48         None            Vice President/Secretary
                                                        of FFMC.  Executive Vice
                                                        President and Manager of
                                                        Mortgage Lending of the
                                                        Bank.  Employed in 1973.
                                                        Promoted to Commercial
                                                        Bank Officer in 1974.
                                                        Named Assistant Vice
                                                        President in 1976.
                                                        Promoted to Vice Presi-
                                                        dent in 1979. Named
                                                        Manager of Mortgage
                                                        Lending in 1986.
                                                        Promoted to Senior Vice
                                                        President in 1990.
                                                        Promoted to Executive
                                                        Vice President in 1995.
                                                        Elected Secretary of
                                                        FFMC in April, 1996.
                                                        Named Vice President
                                                        of FFMC December 17,
                                                        1996.

Martha M. McKennon           54         None            Assistant Secretary of
                                                        FFMC.  Assistant Vice
                                                        President and Executive
                                                        Assistant of the Bank.
                                                        Employed in 1974.
                                                        Promoted to Customer
                                                        Service Representative
                                                        tive Assistant in 1984.
                                                        Promoted to Assistant
                                                        Vice President/Executive
                                                        Assistant in 1991. Named
                                                        Assistant Secretary of
                                                        FFMC December 17, 1996.

Patricia N. McClanahan       54         None            Senior Vice President
                                                        and Chief Financial
                                                        Officer/ Cashier of
                                                        the Bank and Treasurer
                                                        of FFMC.  Employed in
                                                        1980.  Promoted to
                                                        Internal Bank Auditor
                                                        in 1981.  Promoted to
                                                        Bank Controller in 1984.
                                                        Promoted to Bank
                                                        Controller and Cashier
                                                        in 1987.  Promoted to
                                                        Bank Vice President and
                                                        Controller/Cashier in
                                                        1989. Promoted to Bank
                                                        Senior Vice President
                                                        and Controller/Cashier
                                                        in 1990.  Elected as
                                                        Treasurer of FFMC in
                                                        1991.  Named Chief
                                                        Financial Officer in
                                                        1996.


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

Date                  March 16, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /s/ Thomas Randall Stevens
               Thomas Randall Stevens, President
        (President and Chief Operating Officer of the Bank)

Date                  March 16, 1999


                  /s/ Patricia N. McClanahan
              Patricia N. McClanahan, Treasurer
            (Chief Financial Officer of the Bank)

Date                  March 16, 1999

  /s/ Kenneth A. Abercrombie
      Kenneth A.Abercrombie, Director
      Date      March 16, 1999

  /s/ James L. Bailey, Jr.
      James L. Bailey, Jr., Director
      Date      March 16, 1999

  /s/ Flavius A. Barker
      Flavius A. Barker, Director
      Date      March 16, 1999

  /s/ Harlan D. Bowsher
      Harlan D. Bowsher, Director
      Date      March 16, 1999

  /s/ Hulet M. Chaney
      Hulet M. Chaney,  Director
      Date      March 16, 1999

  /s/ H. Terry Cook, Jr.
      H. Terry Cook, Jr. , Director
      Date      March 16, 1999

  /s/ W. J. Davis, Jr.
      W. J. Davis, Jr., Director
      Date      March 16, 1999

  /s/ Thomas Napier Gordon
      Thomas Napier Gordon, Director
      Date      March 16, 1999

  /s/ Edwin W. Halliday
      Edwin W. Halliday, Director
      Date      March 16, 1999

 /s/ Waymon L. Hickman
     Waymon L. Hickman, Director
     Date      March 16, 1999

 /s/ Tillman Knox
     Tillman Knox, Director
     Date      March 16, 1999

 /s/ Joe E. Lancaster
     Joe E. Lancaster, Director
     Date      March 16, 1999

 /s/ T. Randy Stevens
     T. Randy Stevens, Director
     Date      March 16, 1999

 /s/ Dan C. Wheeler
     Dan C. Wheeler, Director
     Date      March 16, 1999

 /s/ David I. Wise
     David I. Wise, Director
     Date      March 16, 1999

 /s/ W. Donald Wright
     W. Donald Wright, Director
     Date      March 16, 1999

                    ANNUAL REPORT ON FORM 10-K

                   ITEM 14(a)(1) and (2) ITEM 14(d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                    YEAR ENDED DECEMBER 31, 1998

              FIRST FARMERS AND MERCHANTS CORPORATION

                       COLUMBIA, TENNESSEE

FORM 10-K -- ITEM 14(a)(1) and (2)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 1998, are incorporated by reference in Item 8:

   Consolidated balance sheets -- December 31, 1998 and 1997

   Consolidated statements of income -- Years ended December 31, 1998, 1997, and 1996

   Consolidated statements of cash flows -- Years ended December 31, 1998, 1997, and 1996

   Notes to consolidated financial statements -- December 31, 1998

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

                            EXHIBIT INDEX


                FIRST FARMERS AND MERCHANTS CORPORATION


        Exhibit Number                     Title or Description

             (13)                      Annual Report to Stockholders

EXHIBIT 13



ANNUAL REPORT TO STOCKHOLDERS



FIRST FARMERS AND MERCHANTS CORPORATION









This is a draft of the annual report to the Securities and Exchange Commission (SEC), Form 10-K, as of December 31, 1998. This page of manual signatures is required to be kept on file at our bank as part of the copy of this report. Page 10 in the draft will be filed electronically with the report sent to the SEC and the Federal Reserve Bank. Thank you for your help in completing this reporting requirement.