Form 10-Q
period 1999-03-31
FIRST FARMERS & MERCHANTS CORP
filed 1999-05-17
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                        Washington, D. C. 20549


                              FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                   For the quarter ended March 31, 1999
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
Yes   X     No

      Indicate the number of shares outstanding of each of the
issuer's common stock, as of March 31, 1999.    2,920,000  shares


                      This filing contains   12   pages.

                       PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

           The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended March 31, 1999, are as follows:

            Consolidated balance sheets - March 31, 1999, and
            December 31, 1998.

            Consolidated statements of income - For the three months ended March 31, 1999, and March 31, 1998.

            Consolidated statements of cash flows - For the three months ended March 31, 1999, and March 31, 1998.

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                                         March 31      December 31
                    (Dollars in Thousands)                 1999          1998

ASSETS         Cash and due from banks                 $  20,472     $  21,155
               Federal funds sold                         16,700        12,000
               Securities
                 Available for sale (amortized cost
                  $95,416 and $83,395 respectively)       95,733        84,347
                 Held to maturity (fair value $119,486
                  and $118,010 respectively)             118,161       114,648
                    Total securities                     213,894       198,995
               Loans, net of deferred fees               320,844       320,184
                 Allowance for possible loan losses       (4,342)       (3,852)
                    Net loans                            316,502       316,332
               Bank premises and equipment, at cost
                 less allowance for depreciation           8,300         7,240
               Other assets                               17,614        14,689
                    TOTAL ASSETS                       $ 593,482     $ 570,411

LIABILITIES    Deposits
                 Noninterest-bearing                   $  72,794     $  83,165
                 Interest-bearing (including
                  certificates of deposit over
                  $100,000:  1999 - $44,116;
                  1998 - $42,611)                        444,568       417,366
                    Total deposits                       517,362       500,531
               Dividends payable                            -              896
               Other short term liabilities                  602           602
               Accounts payable and accrued
                liabilities                                5,476         5,232
                    TOTAL LIABILITIES                    523,440       507,261

STOCKHOLDERS'  Common stock - $10 par value, 8,000,000
EQUITY          shares authorized; issued and
                outstanding  - 2,920,000 in 1999;
                2,800,000 in 1998                         29,200        28,000
               Retained earnings                          36,325        34,560
               Additional paid-in capital                  4,320          -
               Accumulated other comprehensive income        197           590
                    TOTAL STOCKHOLDERS' EQUITY            70,042        63,150

                    TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY             $ 593,482     $ 570,411


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars In Thousands Except Per Share Data)

                      Three Ended March 31,                     1999     1998
INTEREST INCOME       Interest and fees on loans              $ 6,914  $ 7,346
                      Income on investment securities
                        Taxable interest                        2,148    1,446
                        Exempt from federal income tax            725      615
                        Dividends                                  51       42
                                                                2,924    2,103
                      Other interest income                       114      127
                        TOTAL INTEREST INCOME                   9,952    9,576

INTEREST EXPENSE      Interest on deposits                      4,217    4,263
                      Interest on other short term
                       borrowings                                   8        8
                        TOTAL INTEREST EXPENSE                  4,225    4,271

                          NET INTEREST INCOME                   5,727    5,305
                      PROVISION FOR POSSIBLE LOAN LOSSES          650      950

                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES             5,077    4,355

NONINTEREST INCOME    Trust department income                     405      392
                      Service fees on deposit accounts            951      872
                      Other service fees, commissions,
                       and fees                                   235      270
                      Other operating income                      140      114
                      Held to maturity securities
                       gains (losses)                             -        351
                        TOTAL NONINTEREST INCOME                1,731    1,999

NONINTEREST EXPENSES  Salaries and employee benefits            2,071    1,912
                      Net occupancy expense                       350      324
                      Furniture and equipment expense             345      351
                      Other operating expenses                  1,646    1,351
                        TOTAL NONINTEREST EXPENSES              4,412    3,938
                          INCOME BEFORE PROVISION FOR
                            INCOME TAXES                        2,396    2,416
                      PROVISION FOR INCOME TAXES                  631      678

                            NET INCOME                        $ 1,765  $ 1,738

EARNINGS PER SHARE    Common stock
                        2,920,000 shares outstanding 1999
                        2,800,000 shares outstanding 1998     $  0.60  $  0.62

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Dollars In Thousands)

                   Three Months Ended March 31,                1999      1998

OPERATING        Net income                                 $  1,765  $  1,738
ACTIVITIES       Adjustments to reconcile net income to
                  net cash provided by operating
                   activities
                    Excess of provision for possible
                     loan losses over net charge offs            490       490
                    Provision for depreciation and
                     amortization of premises and
                     equipment                                   275       158
                    Provision for depreciation of leased
                     equipment                                    75       125
                    Amortization of deposit base
                     intangibles                                  38        19
                    Amortization of investment security
                     premiums, net of accretion of discounts     220       106
                    Increase in cash surrender value of life
                     insurance contracts                         (52)      (73)
                    Deferred income taxes                        (66)     (216)
                   (Increase) decrease in
                      Interest receivable                       (483)     (454)
                      Other assets                              (622)     (402)
                    Increase (decrease) in
                      Interest payable                            26         9
                      Other liabilities                          218      (118)
                        Total adjustments                        119      (356)
                        Net cash provided by operating
                         activities                            1,884     1,382

INVESTING           Proceeds from maturities, calls, and
ACTIVITIES            sales of available-for-sale securities   8,552     4,000
                    Proceeds from maturities and calls of
                      held-to-maturity securities              6,671     3,467
                    Purchases of investment securities
                      Available-for-sale                     (20,719)  (19,365)
                      Held-to-maturity                       (10,258)   (7,288)
                    Acquisition of loans                      (5,002)     -
                    Net (increase) decrease in loans           4,342     2,190
                    Purchases of premises and equipment       (1,336)     (412)
                    Acquisition of other assets                2,084      -
                    Acquisition of goodwill                    1,864      -
                        Net cash used by investing
                         activities                          (13,802)  (17,408)

FINANCING           Net increase in noninterest-bearing and
ACTIVITIES            interest-bearing deposits                 (851)   10,129
                    Assumption of deposit liabilities         17,682      -
                    Net increase (decrease) in short term
                      borrowings                                -           (2)
                    Cash dividends                              (896)     (784)
                    Net cash provided by financing
                      activities                              15,935     9,343
                    Increase (decrease) in cash and cash
                      equivalents                              4,017    (6,683)
                    Cash and cash equivalents at beginning
                      of year                                 33,155    27,917
                    Cash and cash equivalents at end of
                      year                                  $ 37,172  $ 21,234

     The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

     An agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank was completed February 5, 1999. The purchase of the $23 million dollar bank for 120,000 shares of Corporation common stock must be considered in the discussion that follows where the impact in each area will be indicated. Average earning assets increased 3.7% in the first quarter of 1999 compared to a 1.6% increase in the first quarter of 1998. Almost half of this increase resulted from the acquisition. As a financial institution, the Bank's primary earning assets are loans. At March 31, 1999, average net loans had decreased 1.5% and represented 60.0% of average earning assets. The loans acquired in Dickson County represent less than one percent of average loans. Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year. Management believes this growth is indicative of the strengthening of its presence in the five county area in middle Tennessee that it serves. This loan growth has slowed down, even decreasing slightly, in the first quarter of this year as increased competition and reaffirmation of strong credit standards in our new markets has softened loan demand. Average investments represented 40.0% of average earning assets at March 31, 1999, increasing 12.8% in the first quarter of 1999. Almost 2.0% of this increase can be attributed to the acquisition in Dickson County. Average total assets were $573 million at the end of the first three months of 1999 compared to $535 million at the end of the first three months of 1998. Period-end assets were $593 million compared to $570 million at December 31, 1998.
 The following sections analyze the average balance sheet and the major components of the period-end balance sheet.



SECURITIES

     The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At March 31, 1999, the Corporation's investment securities portfolio had $95.7 million available-for-sale securities and $118.1 million held-to-maturity securities. Of the $12.9 million securities acquired in the Dickson County transaction, $7.8 million were recorded as available-for-sale and $5.1 million were recorded as held-to-maturity. This compares to $84.3 available-for-sale securities and $114.6 million held-to-maturity securities at December 31, 1998.


LOANS

     The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio decreased $4.9 million or 1.5% in the first three months of 1999 compared to a $13.9 million or 4.4% increase in the first three months of 1998. Commercial loans decreased 19.4%, personal loans posted a 5.0% decline, but loans secured by real estate posted a 3.8% growth for the first three months of 1999. An asset/liability strategic decision to keep higher quality mortgage loans in the portfolio, rather than sell them in the secondary market, contributed to the increase in this type of loans.

     The Corporation's subsidiary loan review function reviews lines of credit over $50,000. After this review during the first quarter of 1999, loans totaling $1.8 million, .6% of the portfolio, were classified as other assets especially mentioned at March 31, 1999, which is down from the $2.6 million so classified at December 31, 1998. Loans totaling $15.6 million, 4.9% of the portfolio, were classified as substandard at March 31, 1999, compared to $8.3 million so classified at December 31, 1998. Loans totaling $2.6 million, .8% of the portfolio, were classified as doubtful at March 31, 1999, compared to $2.0 million at December 31, 1998. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $3.3 million, 1.0% of the total portfolio, were identified as impaired at the end of the first three months of 1999 compared to $3.9 million at December 31, 1998.

	     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 1999, were $35.6 million and $1.8 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.


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

DEPOSITS

     The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its seventeen domestic offices. The bank's average deposits grew during the first three months of 1999 reflecting a 3.7% growth compared to a 1.0% growth in the first quarter of 1998. Deposits totaling over $17.6 million were assumed in the Dickson County acquisition and represent 2.2% of average deposits accounting for almost 60% of the deposit growth in the first quarter. Short and medium term rates were competitive compared to longer term rates. This was a contributing factor to 3.6% growth in average interest-bearing checking accounts and 1.6% growth in certificates of deposits under $100 thousand during the first quarter of 1999. Savings deposits with limited transactions increased 9.9% during the first three months of 1999. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100 thousand decreased .6% in the first quarter of 1999.


CAPITAL

      During 1998, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 4,000,000 to 8,000,000 shares and on April 21, 1998, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend to stockholders of record on April 21, 1998. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $14,000,000 ($10 for each additional share issued). All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction. Average shareholders' equity remained strong totaling $66.2 million at March 31, 1999, a 4.8% increase from 1998 year end. The issuance of stock to complete the Dickson County merger accounts for over 71% of this growth. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     	Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to
average assets.   Equity capital (net of certain adjustments for
intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of March 31, 1999, the Bank's total risk-based and core capital ratios were 22.0% and 20.8% respectively. The comparable ratios were 20.7% and 19.5% at year end, 1998. As of March 31, 1999, the Corporation's total risk-based and core capital ratios were 22.2% and 20.9% respectively. The comparable ratios were 20.97% and 19.7% at year end, 1998. As of March 31, 1999, the Bank and the Corporation had a ratio of average core capital to average total assets of 12.1% and 12.2% respectively, compared to 11.1% and 11.2% at December 31, 1998. Management believes, as of March
31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years.
As of March 31, 1999, additional dividends of approximately $10 million could have been declared by the Bank to the Corporation without regulatory agency approval.


YEAR 2000 COMPLIANCE TASK FORCE

     A Year 2000 Compliance Task Force was established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing; representations have been obtained, and satisfactorily tested, from our software and hardware vendors, confirming their Year 2000 compatibility. Testing of systems' compatibility was 90% complete for all areas and 100% complete for core application processing, by December 31, 1998. The committee plans to have all testing complete and software changes made by June 30, 1999. Significant expenses relating to this issue have been limited because the Bank uses an outside core processor. However, the task force developed a budget and continually reviews expenses as they emerge, reporting to the Board of Directors quarterly. Expenses are not expected to have a material impact on the financial statements of the Corporation. The Bank has developed contingency plans for the most critical operational areas and is finalizing comprehensive contingency/business continuation plans. No material effect on operations is anticipated in
preparing for potential risks.   Management believes that all
information systems will be Year 2000 compliant.


Material Changes in Results of Operations

     Total interest income was 3.9% higher in the first three months of 1999 than the first three months of 1998. Interest and fees earned on loans decreased 5.9% due to the decrease in the volume of average loans. Interest earned on investment securities and other investments increased 36.3% compared to the first three months of 1998 due to the increased volume of securities. Investment securities acquired in the acquisition in Dickson County are 3.6% of total investment securities and contribute to this increase.

     Total interest expense showed almost no change in the first three months of 1999 compared to the first three months of 1998 declining 1.1%. The total cost of interest-bearing deposits has remained steady all last year and this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at March 31, 1999, 1998, and December, 31, 1998 was 4.55%, 4.54%, and 4.64% respectively.

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

     The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at March 31, 1999. Additions to the allowance during the first three months of 1999 were lower than the first three months of 1998 due almost entirely to a consumer loan underwriting problem that was being corrected. Net charge offs of $379 thousand for the first three months of 1999 were declining from prior quarters as the loan underwriting problem was being resolved. The ratio of net charge offs to net average loans outstanding was .5% as of March 31, 1999.

     There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first quarter of 1999. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at March 31, 1999, December 31, 1998, and March 31, 1998, and totaled $786 thousand, $544 thousand, and $411 thousand respectively.

     Noninterest income decreased 13.4% during the first three months of 1999 due to a large securities transaction gain in the first three months of 1998. Without considering the securities gain, noninterest income increased 5.0%. Income from fiduciary services provided in the Bank's Trust Department remained strong, increasing 3.2%.

     Noninterest expenses, excluding the provision for possible loan losses, were 12.0% more in the first three months of 1999 than in the first three months of 1998. Extra expenses related to the Dickson County acquisition including the salaries of additional employees contribute to this increase.

     Net income is 1.6% higher for the first three months of 1999 compared to the first three months of 1998. The increase in interest income combined with the steady interest cost contributed to enough of an increase in net interest income that, combined with the tax savings, offset the decline in noninterest income and the increase in noninterest expense.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 FIRST FARMERS AND MERCHANTS CORPORATION
                              (Registrant)




Date  May 15, 1999         	      /s/       Waymon L. Hickman
                                            Waymon L. Hickman,
                                          Chairman of the Board
                                        (Chief Executive Officer)




Date  May 15, 1999              	/s/        Patricia N. McClanahan
                                            Patricia N. McClanahan,
                                                  Treasurer
                                        (Principal Accounting Officer)