Form 10-Q
period 1999-06-30
FIRST FARMERS & MERCHANTS CORP
filed 1999-08-16
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington, D. C. 20549



                              FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the quarter ended June 30, 1999
                    Commission file number 0-10972


                 First Farmers and Merchants Corporation
          (Exact name of registrant as specified in its charter)


         Tennessee                                     62-1148660
(State or other jurisdiction of incorporation or      (I.R.S. Employer
   organization)                                       Identification No.)


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
Yes   X     No



      Indicate the number of shares outstanding of each of the issuer's
common stock, as of June 30, 1999.    2,920,000  shares


                  This filing contains   12   pages.

                    PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June 30, 1999, are as follows:

        Consolidated balance sheets - June 30, 1999, and December 31, 1998.

        Consolidated statements of income - For the three months and six months ended June 30, 1999 and June 30, 1998.

        Consolidated statements of cash flows - For the six months ended June 30, 1999 and June 30, 1998.

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                                         June 30,      December 31,
              (Dollars in Thousands)                       1999          1998

ASSETS          Cash and due from banks                $  19,778     $  21,155
                Federal funds sold                          -           12,000
                Securities
                  Available for sale (amortized cost
                   $118,844 and $83,395 respectively)    117,799        84,347
                  Held to maturity (fair value $113,488
                   and $118,010 respectively)            113,650       114,648
                    Total securities                     231,449       198,995
                Loans, net of deferred fees              320,747       320,184
                 Allowance for possible loan losses       (4,718)       (3,852)
                    Net loans                            316,029       316,332
                Bank premises and equipment, at cost
                  less allowance for depreciation          8,084         7,240
                Other assets                              17,072        14,689
                   TOTAL ASSETS                        $ 592,412     $ 570,411

LIABILITIES	    Deposits
                 Noninterest-bearing                   $  77,029     $  83,165
                 Interest-bearing (including certifi-
                  cates of deposit over $100,000:
                  1999 - $45,747; 1998 - $42,611)        434,178       417,366
                    Total deposits                       511,207       500,531
                 Federal funds purchased                   3,800          -
                 Dividends payable                           993           896
                 Other short term liabilities                602           602
                 Accounts payable and accrued
                  liabilities                              5,671         5,232
                    TOTAL LIABILITIES                    522,273       507,261

STOCKHOLDERS'   Common stock - $10 par value,
EQUITY           8,000,000 shares authorized;
                 issued and outstanding -
                 2,920,000 in 1999; 2,800,000 in 1998     29,200        28,000
                Additional paid-in capital                 4,320          -
                Retained earnings                         37,267        34,560
                Accumulated other comprehensive income      (648)          590
                    TOTAL STOCKHOLDERS' EQUITY            70,139        63,150

                    TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY             $ 592,412     $ 570,411

          FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
      (Dollars In Thousands Except Per Share Data)         Three Months Ended     Six Months Ended
                                                                 June 30,              June 30,
                                                             1999       1998       1999      1998
INTEREST INCOME       Interest and fees on loans          $  6,935   $  7,322   $ 13,849  $ 14,668
                      Income on investment securities
                        Taxable interest                     2,266      1,841      4,414     3,287
                        Exempt from federal income tax         722        646      1,447     1,261
                        Dividends                              111        166        162       208
                                                             3,099      2,653      6,023     4,756
                      Other interest income                    175        163        289       290
                        TOTAL INTEREST INCOME               10,209     10,138     20,161    19,714

INTEREST EXPENSE      Interest on deposits                   4,337      4,362      8,554     8,625
                      Interest on other short term
                       borrowings                                7          7         15        15
                        TOTAL INTEREST EXPENSE               4,344      4,369      8,569     8,640
                          NET INTEREST INCOME                5,865      5,769     11,592    11,074
                       PROVISION FOR POSSIBLE LOAN LOSSES      625        570      1,275     1,520
                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES          5,240      5,199     10,317     9,554

NONINTEREST INCOME    Trust department income                  446        379        851       771
                      Service fees on deposit accounts       1,045        919      1,996     1,791
                      Other service fees, commissions,
                       and fees                                249        256        484       526
                      Other operating income                   199        104        339       218
                      Securities gains                         130        -          130       351
                        TOTAL NONINTEREST INCOME             2,069      1,658      3,800     3,657

NONINTEREST EXPENSES  Salaries and employee benefits         2,176      1,937      4,247     3,849
                      Net occupancy expense                    412        327        762       651
                      Furniture and equipment expense          274        369        619       720
                      Other operating expenses               1,688      1,434      3,334     2,785
                        TOTAL NONINTEREST EXPENSES           4,550      4,067      8,962     8,005
                          INCOME BEFORE PROVISION FOR
                            INCOME TAXES                     2,759      2,790      5,155     5,206
                      PROVISION FOR INCOME TAXES               824        841      1,455     1,519

                            NET INCOME                     $  1,935  $  1,949   $  3,700  $  3,687

EARNINGS PER SHARE    Common stock
                        2,920,000 shares outstanding 1999
                        2,800,000 shares outstanding 1998  $  0.66   $   0.70   $   1.27  $   1.32


           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Dollars In Thousands)
             Six Months Ended June 30,                          1999      1998

OPERATING    Net income
ACTIVITIES   Adjustments to reconcile net income
              to net cash provided                          $  3,700  $  3,687
              by operating activities
               Excess (deficiency) of provision for
                possible loan losses over net charge offs        647       820
               Provision for depreciation and amortization
                of premises and equipment                        558       310
               Provision for depreciation of leased
                equipment                                        150       250
               Amortization of intangibles                        97        38
               Amortization of investment security
                premiums, net of accretion of discounts          437       240
               Increase in cash surrender value of life
                insurance contracts                              (91)      (75)
               Deferred income taxes                            (321)     (371)
               (Increase) decrease in
                 Interest receivable                            (224)     (315)
                 Other assets                                    438       (37)
               Increase (decrease) in
                 Interest payable                                125        80
                 Other liabilities                               188      (397)
                   Total Adjustments                           2,004       543
                   Net cash provided by operating activities   5,704     4,230

INVESTING    Proceeds from maturities, calls, and sales of
ACTIVITIES    available-for-sale securities                   14,155    10,005
             Proceeds from maturities and calls of
              held-to-maturity securities                     13,405     6,708
             Purchases of investment securities
               Available-for-sale                            (36,903)  (36,130)
               Held-to-maturity                              (12,521)  (10,736)
             Net (increase) decrease in loans                  4,654     6,057
             Purchases of premises and equipment                (559)     (508)
             Acquisition of other assets                       2,789      -
                   Net cash used by investing activities     (14,980)  (24,604)

FINANCING    Net increase (decrease) in noninterest-bearing
ACTIVITIES    and interest-bearing deposits                   (7,005)   16,395
             Net increase (decrease) in short term
              borrowings                                       3,800        (2)
             Cash dividends                                     (896)     (784)
             Net cash provided by financing activities        (4,101)   15,609
             Increase (decrease) in cash and cash
              equivalents                                    (13,377)   (4,765)
             Cash and cash equivalents at beginning of
              period                                          33,155    42,673
             Cash and cash equivalents at end of period     $ 19,778  $ 37,908

NONCASH                 Noncash Investing and Financing Activities
ACTIVITIES

           An agreement and plan to merge the Farmers and Merchants Bank of
           White Bluff, Dickson County,	Tennessee, with and into the Bank was
           completed February 5, 1999. The merger was a noncash transaction in which 120,000 shares of Corporation common stock were issued to complete the acquisition of the assets and the assumption of certain liabilities indicated in the following schedule.

           Securities       $   13,025    Deposits          $   17,682
           Loans, net            4,998    Other liabilities        125
           Other assets          1,045

       The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998

   Item 2.   Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

      An agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank was completed February 5, 1999. The purchase of the $23 million dollar bank for 120,000 shares of Corporation common stock must be considered in the discussion that follows where the impact in each area will be indicated. Average earning assets increased 6.1% in the first half of 1999 compared to a 3.3% increase in the first half of 1998. Over half of this increase resulted from the acquisition. As a financial institution, the Bank's primary earning assets are loans. At June 30, 1999, average net loans had decreased 1.8% and represented 63.2% of average earning assets. The loans acquired in Dickson County represent less than two percent of average loans. Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year. Management believes this growth is indicative of the strengthening of its presence in the five county area in middle Tennessee that it serves. This loan growth has slowed down, even decreasing slightly, in the first half of this year as increased competition and reaffirmation of strong credit standards in our new markets has softened loan demand. Average investments represented 37% of average earning assets at June 30, 1999, an increase of 19.6% in the first half of 1999. Average total assets were $586 million at the end of the first six months of 1999 compared to $541 million at the end of the first six months of 1998. Period-end assets were $592 million compared to $570 million at December 31, 1998.

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


SECURITIES

      Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At June 30, 1999, the Corporation's investment securities portfolio had $117.8 million available-for-sale securities and $113.7 million held-to-maturity securities. Of the $13.0 million securities acquired in the Dickson County transaction, $7.8 million were recorded as available-for-sale and $5.1 million were recorded as held-to-maturity. There were $84.3 million available-for-sale securities and $114.6 million held-to-maturity securities at December 31, 1998.

LOANS

      The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio decreased $5.6 million or 1.8% in the first six months of 1999 compared to a $11.4 million or 3.6% increase in the first six months of 1998. Commercial loans decreased 19%, personal loans decreased 6.3%, but loans secured by real estate posted a 3.9% growth for the first six months of 1999. An asset/liability strategic decision to keep higher quality mortgage loans in the portfolio, rather than sell them in the secondary market, contributed to the increase in this type of loans.

      The Corporation's subsidiary loan review function reviews lines of credit over $50,000. After this review during the first half of 1999, loans totaling $.8 million, .26% of the portfolio, were classified as other assets especially mentioned at June 30, 1999, which is down from the $1.8 million so classified at March 31, 1999 and $2.7 million at December 31, 1998. Loans totaling $16.2 million, 5.1% of the portfolio, were classified as substandard at June 30, 1999, which is an increase compared to $15.6 million at March 31, 1999 and $8.3 million so classified at December 31, 1998. Loans totaling $2.1 million, .7% of the portfolio, were classified as doubtful at June 30, 1999, compared to $2.6 million at March 31, 1999, and $2.1 million at December 31, 1998. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $2.9 million, .9% of the total portfolio, were identified as impaired at the end of the first six months of 1999 compared to $3.3 milllion at March 31, 1999, and $3.9 million at December 31, 1998.

	      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 1999, were $38.6 million and $2.4 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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


DEPOSITS

      The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its seventeen domestic offices. The bank's average deposits grew during the first six months of 1999 reflecting a 5.9% growth compared to a 2.2% growth in the first half of 1998. Deposits totaling over $17.6 million were assumed in the Dickson County acquisition and represent 3.4% of average deposits accounting for over 62% of the deposit growth in the first six months. Short and medium term rates were competitive compared to longer term rates. This was a contributing factor to 3.6% growth in average interest-bearing checking accounts and 4.4% growth in certificates of deposits under $100 thousand during the first half of 1999. Savings deposits with limited transactions increased 13.4% during the first six months of 1999. Savings deposits have been strong historically providing a core, low cost, source of funding. Certificates of deposit over $100 thousand increased 3.8% in the first half of 1999.


CAPITAL

       During 1998, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 4,000,000 to 8,000,000 shares and on April 21, 1998, the Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend to stockholders of record on April 21, 1998. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $14,000,000 ($10 for each additional share issued). All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction. Average shareholders' equity remained strong totaling $68.4 million at June 30, 1999, an 8.5% increase from 1998 year end. The issuance of stock to complete the Dickson County merger accounts for 80% of this growth. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      	Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to
average assets.   Equity capital (net of certain
adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of June 30, 1999, the Bank's total risk-based and core capital ratios were 22.6% and 21.4% respectively. The comparable ratios were 20.7% and 19.5% at year end, 1998. As of June 30, 1999, the Corporation's total risk-based and core capital ratios were 22.9% and 21.6% respectively. The comparable ratios were 20.9% and 19.7% at year end, 1998. As of June 30, 1999, the Bank and the Corporation had a ratio of average core capital to average total assets of 12.5% and 12.6% respectively, compared to 11.1% and 11.2% at December 31, 1998. Management believes, as of June 30, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank. Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years.
As of June 30, 1999, additional dividends of approximately $11 million could have been declared by the Bank to the Corporation without regulatory agency approval.


YEAR 2000 COMPLIANCE TASK FORCE

      A Year 2000 Compliance Task Force was established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing; representations have been obtained, and satisfactorily tested, from our software and hardware vendors, confirming their Year 2000 compatibility. Testing of systems' compatibility was 90% complete for all areas and 100% complete for core application processing, by December 31, 1998. The committee completed all testing and software changes by June 30, 1999. Significant expenses relating to this issue have been limited because the Bank uses an outside core processor. However, the task force developed a budget and continually reviews expenses as they emerge, reporting to the Board of Directors quarterly.
Expenses did not have a material impact on the financial statements of the Corporation. The Bank has developed contingency plans for the most critical operational areas and comprehensive contingency/business continuation plans. No material effect on operations is anticipated in preparing for
potential risks.   Management believes that all information
systems will be Year 2000 compliant.


Material Changes in Results of Operations

      Total interest income was 2.3% higher in the first six months of 1999 than the first six months of 1998. Interest and fees earned on loans decreased 5.6% due to the decrease in the volume of average loans. Interest earned on investment securities and other investments increased 25.1% compared to the first six months of 1998 due to the increased volume of securities. Investment securities acquired in the acquisition in Dickson County are about 5.0% of total investment securities and contribute to this increase.

      Total interest expense in the first six months of 1999 compared to the first six months of 1998 declined .8%. The total cost of interest-bearing deposits has remained steady all last year and this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability
Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at June 30, 1999, 1998, and December, 31, 1998 was 4.51%, 4.68%, and 4.64% respectively.

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

       The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at June 30, 1999. Additions to the allowance during the first six months of 1999 were lower than the first six months of 1998 due almost entirely to a consumer loan underwriting problem that was being corrected. Net charge offs of $628 thousand for the first six months of 1999 were down from prior quarters as well. The ratio of net charge offs to net average loans outstanding was .4% as of June 30, 1999.

      There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first half of 1999. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at June 30, 1999, December 31, 1998, and June 30, 1998, and totaled $753 thousand, $544 thousand, and $421 thousand respectively.

      Noninterest income increased 3.9% during the first six months of 1999 compared to the first six months of 1998.
Income from fiduciary services provided in the Bank's Trust
Department remained strong, increasing 10.3%.

      Noninterest expenses, excluding the provision for possible loan losses, were 12.0% more in the first six months of 1999 than in the first six months of 1998. Extra expenses related to the Dickson County acquisition including the salaries of additional employees contributed to this increase.

      Net income is .4% higher for the first six months of 1999 compared to the first six months of 1998. The increase in interest income combined with the steady interest cost contributed to enough of an increase in net interest income that, combined with a modest increase in noninterest income and tax savings, offset the increase in noninterest expense.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




             FIRST FARMERS AND MERCHANTS CORPORATION
                           (Registrant)



Date       August 16, 1999                  /s/ Waymon L. Hickman
                                                Waymon L. Hickman,
                                               Chairman of the Board
                                             (Chief Executive Officer)

Date       August 16, 1999                 /s/ Patricia N. McClanahan
                                               Patricia N. McClanahan,
                                                     Treasurer
                                          (Principal Accounting Officer)