Form 10-Q/A
period 1999-03-31
FIRST FARMERS & MERCHANTS CORP
filed 1999-08-26
CIK 703329

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

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                                         March 31      December 31
                    (Dollars in Thousands)                 1999          1998

ASSETS         Cash and due from banks                 $  20,472     $  21,155
               Federal funds sold                         16,700        12,000
               Securities
                 Available for sale (amortized cost
                  $95,416 and $83,395 respectively)       95,733        84,347
                 Held to maturity (fair value $119,486
                  and $118,010 respectively)             118,161       114,648
                    Total securities                     213,894       198,995
               Loans, net of deferred fees               320,844       320,184
                 Allowance for possible loan losses       (4,342)       (3,852)
                    Net loans                            316,502       316,332
               Bank premises and equipment, at cost
                 less allowance for depreciation           8,300         7,240
               Other assets                               17,614        14,689
                    TOTAL ASSETS                       $ 593,482     $ 570,411

LIABILITIES    Deposits
                 Noninterest-bearing                   $  72,794     $  83,165
                 Interest-bearing (including
                  certificates of deposit over
                  $100,000:  1999 - $44,116;
                  1998 - $42,611)                        444,568       417,366
                    Total deposits                       517,362       500,531
               Dividends payable                            -              896
               Other short term liabilities                  602           602
               Accounts payable and accrued
                liabilities                                5,476         5,232
                    TOTAL LIABILITIES                    523,440       507,261

STOCKHOLDERS'  Common stock - $10 par value, 8,000,000
EQUITY          shares authorized; issued and
                outstanding  - 2,920,000 in 1999;
                2,800,000 in 1998                         29,200        28,000
               Retained earnings                          36,325        34,560
               Additional paid-in capital                  4,320          -
               Accumulated other comprehensive income        197           590
                    TOTAL STOCKHOLDERS' EQUITY            70,042        63,150

                    TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY             $ 593,482     $ 570,411


                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars In Thousands Except Per Share Data)

                      Three Ended March 31,                     1999     1998
INTEREST INCOME       Interest and fees on loans              $ 6,914  $ 7,346
                      Income on investment securities
                        Taxable interest                        2,148    1,446
                        Exempt from federal income tax            725      615
                        Dividends                                  51       42
                                                                2,924    2,103
                      Other interest income                       114      127
                        TOTAL INTEREST INCOME                   9,952    9,576

INTEREST EXPENSE      Interest on deposits                      4,217    4,263
                      Interest on other short term
                       borrowings                                   8        8
                        TOTAL INTEREST EXPENSE                  4,225    4,271

                          NET INTEREST INCOME                   5,727    5,305
                      PROVISION FOR POSSIBLE LOAN LOSSES          650      950

                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES             5,077    4,355

NONINTEREST INCOME    Trust department income                     405      392
                      Service fees on deposit accounts            951      872
                      Other service fees, commissions,
                       and fees                                   235      270
                      Other operating income                      140      114
                      Held to maturity securities
                       gains (losses)                             -        351
                        TOTAL NONINTEREST INCOME                1,731    1,999

NONINTEREST EXPENSES  Salaries and employee benefits            2,071    1,912
                      Net occupancy expense                       350      324
                      Furniture and equipment expense             345      351
                      Other operating expenses                  1,646    1,351
                        TOTAL NONINTEREST EXPENSES              4,412    3,938
                          INCOME BEFORE PROVISION FOR
                            INCOME TAXES                        2,396    2,416
                      PROVISION FOR INCOME TAXES                  631      678

                            NET INCOME                        $ 1,765  $ 1,738

EARNINGS PER SHARE    Common stock
                        2,920,000 shares outstanding 1999
                        2,800,000 shares outstanding 1998     $  0.60  $  0.62

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Dollars In Thousands)

                   Three Months Ended March 31,                1999      1998

OPERATING        Net income                                 $  1,765  $  1,738
ACTIVITIES       Adjustments to reconcile net income to
                  net cash provided by operating
                   activities
                    Excess of provision for possible
                     loan losses over net charge offs            271       490
                    Provision for depreciation and
                     amortization of premises and
                     equipment                                   275       158
                    Provision for depreciation of leased
                     equipment                                    75       125
                    Amortization of deposit base
                     intangibles                                  38        19
                    Amortization of investment security
                     premiums, net of accretion of discounts     220       106
                    Increase in cash surrender value of life
                     insurance contracts                         (52)      (73)
                    Deferred income taxes                        (66)     (216)
                   (Increase) decrease in
                      Interest receivable                       (483)     (454)
                      Other assets                              (419)     (402)
                    Increase (decrease) in
                      Interest payable                            26         9
                      Other liabilities                           93      (118)
                        Total adjustments                        (22)     (356)
                        Net cash provided by operating
                         activities                            1,743     1,382

INVESTING           Proceeds from maturities, calls, and
ACTIVITIES            sales of available-for-sale securities   8,552     4,000
                    Proceeds from maturities and calls of
                      held-to-maturity securities              6,671     3,467
                    Purchases of investment securities
                      Available-for-sale                      (7,579)  (19,365)
                      Held-to-maturity                       (10,258)   (7,288)
                    Net (increase) decrease in loans           4,339     2,190
                    Purchases of premises and equipment         (493)     (412)
                    Acquisition of other assets                2,789      -
                        Net cash used by investing
                         activities                            4,021   (17,408)

FINANCING           Net increase in noninterest-bearing and
ACTIVITIES            interest-bearing deposits                 (851)   10,129
                    Net increase (decrease) in short term
                      borrowings                                -           (2)
                    Cash dividends                              (896)     (784)
                        Net cash provided by financing
                          activities                          (1,747)    9,343

                    Increase (decrease) in cash and cash
                      equivalents                              4,017    (6,683)
                    Cash and cash equivalents at beginning
                      of year                                 33,155    27,917
                    Cash and cash equivalents at end of
                      year                                  $ 37,172  $ 21,234


                            Noncash Investing and Financing Activities
NONCASH
ACTIVITIES        An agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank was completed February 5, 1999. The merger was a noncash transaction in which 120,000 shares of Corporation common stock were issued to complete the acquisition of the assets and the assumption of certain liabilities indicated in the following schedule.

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