Form 10-Q
period 1999-09-30
FIRST FARMERS & MERCHANTS CORP
filed 1999-11-12
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



                                  FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


                  For the quarter ended September 30, 1999
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



    Indicate the number of shares outstanding of each of the issuer's common stock, as of September 30, 1999.
  2,920,000  shares


                      This filing contains 13 pages.

PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

     The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended
     September 30, 1999, are as follows:

     Consolidated balance sheets - September 30, 1999, and December 31, 1998.

     Consolidated statements of income - For the three months and nine months ended September 30, 1999 and September 30, 1998.

     Consolidated statements of cash flows - For the nine months ended September 30, 1999 and September 30, 1998.

               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
            (Dollars in Thousands)                    1999            1998
ASSETS           Cash and due from banks           $   29,157      $   21,155
                 Federal funds sold                     5,600          12,000
                 Securities
                   Available for sale (amortized
                     cost $112,926 and $83,395
                     respectively)                    111,639          84,347
                   Held to maturity (fair value
                     $112,913 and $118,010
                     respectively)                    113,949         114,648
                        Total securities              225,588         198,995
                 Loans, net of deferred fees          328,508         320,184
                   Allowance for possible
                    loan losses                        (4,758)         (3,852)
                        Net loans                     323,750         316,332
                 Bank premises and equipment, at
                   cost less allowance for
                   depreciation                         8,231           7,240
                 Other assets                          18,947          14,689
                      TOTAL ASSETS                 $  611,273      $  570,411

LIABILITIES      Deposits
                   Noninterest-bearing             $   76,887      $   83,165
                    Interest-bearing (including
                      certificates of deposit
                      over $100,000:  1999 -
                      $50,334; 1998 - $42,611)        455,784         417,366
                        Total deposits                532,671         500,531
                 Dividends payable                       -                896
                 Other short term liabilities             602             602
                 Accounts payable and accrued
                   liabilities                          5,990           5,232
                       TOTAL LIABILITIES              539,263         507,261

STOCKHOLDERS'    Common stock - $10 par value,
EQUITY             8,000,000 shares authorized;
                   issued and outstanding -
                   2,920,000 in 1999;
                   2,800,000 in 1998                   29,200          28,000
                 Additional paid-in capital             4,320            -
                 Retained earnings                     39,288          34,560
                 Accumulated other comprehensive
                   income                                (798)            590
                       TOTAL STOCKHOLDERS' EQUITY      72,010          63,150

                       TOTAL LIABILITIES AND
                         STOCKHOLDERS' EQUITY      $  611,273      $  570,411


               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME

 (Dollars In Thousands Except Per Share Data)            Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                              1999        1998         1999         1998
INTEREST INCOME	      Interest and fees on loans          $  7,044    $  7,345      $ 20,893     $ 22,013
                      Income on investment securities
                        Taxable interest                     2,496       1,949         6,910        5,236
                        Exempt from federal income tax         708         651         2,155        1,912
                        Dividends                               54          45           216          253
                                                             3,258       2,645         9,281        7,401
                      Other interest income                    121         283           410          573
                          TOTAL INTEREST INCOME             10,423      10,273        30,584       29,987
INTEREST EXPENSE      Interest on deposits                   4,560       4,509        13,114       13,134
                      Interest on other short term
                        borrowings                               8           8            23           23
                          TOTAL INTEREST EXPENSE             4,568       4,517        13,137       13,157

                            NET INTEREST INCOME              5,855       5,756        17,447       16,830
                      PROVISION FOR POSSIBLE LOAN LOSSES       200         675         1,475        2,195

                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES          5,655       5,081        15,972       14,635

NONINTEREST INCOME    Trust department income                  398         374         1,249        1,145
                      Service fees on deposit accounts       1,069         934         3,065        2,725
                      Other service fees, commissions,
                        and fees                               163         248           647          774
                      Other operating income                   123          92           462          310
                      Securities gains                         -           -             130          351
                          TOTAL NONINTEREST  INCOME          1,753       1,648         5,553        5,305

NONINTEREST EXPENSES  Salaries and employee benefits         2,197       1,958         6,444        5,807
                      Net occupancy expense                    379         322         1,141          973
                      Furniture and equipment expense          318         334           937        1,054
                      Other operating expenses               1,582       1,421         4,916        4,206
                          TOTAL NONINTEREST EXPENSES         4,476       4,035        13,438       12,040
                            INCOME BEFORE PROVISION FOR
                              INCOME TAXES                   2,932       2,694         8,087        7,900
                      PROVISION FOR INCOME TAXES               911         829         2,366        2,348

                                NET INCOME                $  2,021    $  1,865     $   5,721     $  5,552

EARNINGS PER SHARE    Common stock
                        2,920,000 shares outstanding 1999
                        2,800,000 shares outstanding 1998 $   0.69    $   0.67     $    1.96     $   1.98




               FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Dollars In Thousands)
                Nine Months Ended September 30,                1999      1998

OPERATING    Net income
ACTIVITIES   Adjustments to reconcile net income to net
               cash provided                                $  5,721  $  5,552
               by operating activities
                 Excess (deficiency) of provision for
                  possible loan losses over net charge offs      688       947
                 Provision for depreciation and
                  amortization of premises and equipment         867       465
                 Provision for depreciation of leased
                  equipment                                      225       375
                 Amortization of intangibles                     158        56
                 Amortization of investment security
                  premiums, net of accretion of discounts        682       405
                 Increase in cash surrender value of life
                  insurance contracts                           (134)      (89)
                 Deferred income taxes                          (367)     (450)
                (Increase) decrease in
                  Interest receivable                           (644)     (725)
                  Other assets                                   (52)     (630)
                 Increase (decrease) in
                  Interest payable                               261      (134)
                  Other liabilities                              371       (21)
                      Total Adjustments                        2,055       200
                      Net cash provided by operating
                        activities                             7,776     5,752

INVESTING        Proceeds from maturities, calls, and
ACTIVITIES        sales of available-for-sale securities      19,957    11,007
                 Proceeds from maturities and calls of
                  held-to-maturity securities                 15,465     7,922
                 Purchases of investment securities
                  Available-for-sale                         (36,969)  (41,266)
                  Held-to-maturity                           (14,942)  (24,740)
                 Net (increase) decrease in loans             (3,108)   10,745
                 Purchases of premises and equipment          (1,016)     (636)
                 Purchase of single premium life insurance
                  contracts                                     (920)      -
                 Acquisition of other assets                   2,789       -
                      Net cash used by investing activities  (18,744)  (36,967)

FINANCING        Net increase (decrease) in
ACTIVITIES        noninterest-bearing and interest-bearing
                  deposits                                    14,458    22,378
                 Net increase (decrease) in short term
                  borrowings                                     -           0
                 Cash dividends                               (1,888)   (1,652)
                      Net cash provided by financing
                       activities                             12,570    20,726

                      Increase (decrease) in cash and
                       cash equivalents                        1,602   (10,489)
                      Cash and cash equivalents at
                       beginning of period                    33,155    42,673

                      Cash and cash equivalents at end of
                       period                               $ 34,757  $ 32,185

NONCASH                 Noncash Investing and Financing Activities
ACTIVITIES       An agreement and plan to merge the Farmers and Merchants
                 Bank of White Bluff, Dickson, County, Tennessee with and into the Bank was completed February 5, 1999. The merger was a noncash transaction in which 120,000 shares of Corporation common stock were issued to complete the acquisition of the assets and the assumption of certain liabilities indicated in the following schedule.

                 Securities     $ 13,025       Deposits             $ 17,682
                 Loans             4,998       Other liabilities         125
                 Other assets      1,045

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

Item 2.   Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

     An agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank was completed February 5, 1999. The purchase of the $23 million dollar bank for 120,000 shares of Corporation common stock must be considered in the discussion that follows where
the impact in each area will be indicated.   Average earning
assets increased 7.5% in the first nine months of 1999 compared to a 5.2% increase in the first nine months of 1998. Over half of this increase resulted from the acquisition. As a financial institution, the Bank's primary earning asset is loans. At September 30, 1999, average net loans had decreased 1.3% and represented 58.1% of average earning assets. The loans acquired in Dickson County represent less than two percent of average loans. Average net loans began a period of growth in the first quarter of 1996 showing a 4.6% growth that continued throughout last year. Management believes this growth is indicative of the strengthening of its presence in the five county area in middle Tennessee that it serves. This loan growth has slowed down, even decreasing slightly, as increased competition and reaffirmation of strong credit standards in our new markets has softened loan demand. Average investments represented 41.9% of average earning assets at September 30, 1999, an increase of 22.5% in the first nine months of 1999. Average total assets were $593 million at the end of the first nine months of 1999 compared to $549 million at the end of the first nine months of 1998. Period-end assets were $611 million compared to $570 million at December 31, 1998.

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



SECURITIES

     Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At September 30, 1999, the Corporation's investment securities portfolio had $111.6 million available-for-sale securities and $113.9 million held-to-maturity securities. Of the $13.0 million securities acquired in the Dickson County transaction, $7.8 million were recorded as available-for-sale and $5.1 million were recorded as held-to-maturity. There were $84.3 million available-for-sale securities and $114.6 million held-to-maturity securities at December 31, 1998.

LOANS

     The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio decreased $4.2 million or 1.3% in the first nine months of 1999 compared to a $9.1 million or 2.9% increase in the first nine months of 1998. Commercial loans decreased 17.8%, personal loans decreased 7.1%, but loans secured by real estate posted a 4.5% growth for the first nine months of 1999. An asset/liability strategic decision to keep higher quality mortgage loans in the portfolio, rather than sell them in the secondary market, contributed to the increase in this type of loans.

     The Corporation's subsidiary loan review function reviews lines of credit over $75,000. After this review during the first nine months of 1999, loans totaling $.8 million, .25% of the portfolio, were classified as other assets especially mentioned at September 30, 1999, which is about the same as loans so classified at June 30, 1999, down from the $1.8 million so classified at March 31, 1999 and $2.7 million at December 31, 1998. Loans totaling $15.0 million, 4.6% of the portfolio, were classified as substandard at September 30, 1999, which is a decrease compared to $16.2 million at June 30, 1999, and $15.6 million at March 31, 1999, but an increase compared to $8.3 million so classified at December 31, 1998. Loans totaling $1.9 million, .6% of the portfolio, were classified as doubtful at September 30, 1999, which is an improvement compared to $2.1 million so classified at June 30, 1999, $2.6 million at March 31, 1999, and $2.1 million at December 31, 1998. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Neither do such loans represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $2.5 million,
 .8% of the total portfolio, were identified as impaired at the end of the first nine months of 1999 which is a positive trend compared to $5.3 million at September 30, 1998, and $3.9 million at December 31, 1998.

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 1999, were $39.3 million and $2.2 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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



DEPOSITS

     The Corporation's subsidiary bank does not have any foreign offices and all deposits are serviced in its seventeen domestic offices. The bank's average deposits grew during the first nine months of 1999 reflecting a 7.1% growth compared to a 3.6% growth in the first nine months of 1998. Deposits totaling over $17.6 million were assumed in the Dickson County acquisition and represent 3.4% of average deposits accounting for over 62% of the deposit growth in the first nine months. Short and medium term rates were less competitive compared to longer term rates. This was a contributing factor to the 2.6% growth in average interest-bearing checking accounts, the 7.2% growth in certificates of deposits under $100 thousand, and the 8.2% growth in certificates of deposit over $100 thousand in the first nine months of 1999. A special promotion for certificate of deposits celebrating the Bank's ninetieth anniversary also contributed to this growth. Savings deposits with limited transactions increased 14.9% during the first nine months of 1999. Savings deposits have been strong historically providing a core, low cost, source of funding.


CAPITAL

      During 1998, the Corporation amended its corporate charter to increase the number of authorized shares of its common stock from 4,000,000 to 8,000,000 shares and on April 21, 1998, the
Corporation's stockholders approved a two-for-one split effected in the form of a 100% stock dividend to stockholders of record on April 21, 1998. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $14,000,000 ($10 for each additional share issued). All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction. Average shareholders' equity in the first nine months of 1999 remained strong totaling $69.4 million at September 30, 1999, a 10.1% increase from 1998 year end. The issuance of stock to complete the Dickson County merger accounts for 80% of this growth. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

	     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to
average assets.   Equity capital (net of certain adjustments for
intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of September 30, 1999, the Bank's total risk-based and core capital ratios were 21.9% and 20.7% respectively. The comparable ratios were 20.7% and 19.5% at year end, 1998. As of September 30, 1999, the Corporation's total risk-based and core capital ratios were 22.1% and 20.9% respectively. The comparable ratios were 20.9% and 19.7% at year end, 1998. As of September 30, 1999, the Bank and the Corporation had a ratio of average core capital to average total assets of 12.7% and 12.8% respectively, compared to 11.1% and 11.2% at December 31, 1998. Management believes, as of
September 30, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The
Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.

	     Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit
(as defined) for the year combined with retained net profits of the preceding two years. As of September 30, 1999, additional dividends of approximately $13 million could have been declared by the Bank to the Corporation without regulatory agency approval.



YEAR 2000 COMPLIANCE TASK FORCE

     A Year 2000 Compliance Task Force was established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing; representations have been obtained, and satisfactorily tested, from our software and hardware vendors, confirming their Year 2000 compatibility. Testing of systems' compatibility was 90% complete for all areas and 100% complete for core application processing, by December 31, 1998. The committee completed all testing and software changes by September 30, 1999. Significant expenses relating to this issue have been limited because the Bank uses an outside core processor. However, the task force developed a budget and continually reviews expenses as they emerge, reporting to the Board of Directors quarterly.
Expenses did not have a material impact on the financial statements of the Corporation. The Bank has developed contingency plans for the most critical operational areas and comprehensive contingency/business continuation plans. No material effect on operations is anticipated in preparing for
potential risks.   Management believes that all information
systems will be Year 2000 compliant.



Material Changes in Results of Operations

    	Total interest income was 2% higher in the first nine months of 1999 than the first nine months of 1998. Interest and fees earned on loans decreased 5.1% due to the decrease in the volume of average loans. Interest earned on investment securities and other investments increased 21.5% compared to the first nine months of 1998 due to the increased volume of securities. Investment securities acquired in the acquisition in Dickson County are about 5.0% of total investment securities and contribute to this increase.

     Total interest expense in the first nine months of 1999 compared to the first nine months of 1998 declined .2%. The total cost of interest-bearing deposits has remained steady all last year and this year under monthly monitoring by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at September 30, 1999, 1998, and December, 31, 1998 was 4.46%, 4.64%, and 4.64% respectively.

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

     The analysis and review of asset quality by the Corporation's subsidiary loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at September 30, 1999. Additions to the allowance during the first nine months of 1999 were lower than the first nine months of 1998 due almost entirely to a consumer loan underwriting problem that was being corrected in 1998. Net charge offs of $787 thousand for the first nine months of 1999 were down from prior periods as well. The ratio of net charge offs to net average loans outstanding was .33% as of September 30, 1999.

     There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first nine months of 1999. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at September 30, 1999, December 31, 1998, and September 30, 1998, and totaled $789 thousand, $544 thousand, and $420 thousand respectively.

     Noninterest income increased 4.7% during the first nine months of 1999 compared to the first nine months of 1998.
Income from fiduciary services provided in the Bank's Trust
Department remained strong, increasing 9.1%.

     Noninterest expenses, excluding the provision for possible loan losses, were 11.6% more in the first nine months of 1999 than in the first nine months of 1998. Extra expenses related to the Dickson County acquisition, including the salaries of additional employees, contributed to this increase.

     Net income was 3.1% higher for the first nine months of 1999 compared to the first nine months of 1998. The increase in interest income combined with the steady interest cost contributed to enough of an increase in net interest income that, combined with a modest increase in noninterest income, lower additions to the allowance for possible loan losses, and tax savings, offset the increase in noninterest expense.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                FIRST FARMERS AND MERCHANTS CORPORATION
                            (Registrant)




Date      November 12, 1999             /s/   Waymon L. Hickman
                                              Waymon L. Hickman,
                                            Chairman of the Board
                                          (Chief Executive Officer)



Date      November 12, 1999             /s/ Patricia N. McClanahan
                                            Patricia N. McClanahan,
                                                  Treasurer
                                         (Principal Accounting Officer)