Form 10-K
period 1999-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2000-03-30
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1999
                        Commission file number 0-10972


                    First Farmers and Merchants Corporation
______________________________________________________________________________
           (Exact name of registrant as specified in its charter)


        Tennessee                                        62-1148660
____________________________________                ____________________
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

   816 South Garden Street
   Columbia, Tennessee                                38402 - 1148
_____________________________________             _______________________
   (Address of principal                               (Zip Code)
     executive offices)

                            (931) 388-3145
_______________________________________________________________________________
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class           Name of each exchange on which registered
            None
___________________________        ____________________________________________


Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $10.00 per share
                   ________________________________________
                              (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X     No
                                                        ___        ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.	  X
                              ___

The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 3, 2000, was $135,569,500.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer's common
stock, as of  March 3, 2000.    2,920,000  shares
                                _________________

                 This filing contains   67    pages.
                                       ___

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for 1999 Annual Stockholders Meeting of April 18, 2000. -- Parts I and III

(2) Annual Report to Stockholders for Year Ended December 31, 1999. -- Parts I and II

                                    PART I

Item 1.  Business.

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing.


Employees

FFMC has no employees. Its subsidiary, the Bank had approximately two hundred twenty eight (228) full time employees and sixty-two (62) part time employees. Five of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.


Item 2.  Properties.

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing. Other real estate owned by the Bank as of December 31, 1999, included: (1) a one-tenth interest in approximately one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US Highway 31, (2) four vacant lots in Meadow Brook Subdivision in Columbia, Maury County, Tennessee, and (3) a commercial building at 506 North Main Street in Columbia, Maury County, Tennessee. The properties are not depreciated.


Item 3.  Legal Proceedings.

There are no material pending legal proceedings known to the Board of Directors in which any director or executive officer or principal stockholder of the Corporation and its subsidiary or any business in which such persons are participants as a material interest adverse to the Corporation and its subsidiary.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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


Item 9.  Disagreements on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation
14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 18, 2000.

Executive Officers of Registrant

The following is a list as of March 3, 2000, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:

                                  Family               Positions and
      Name               Age    Relationship           Offices Held

 Waymon L. Hickman       65       None         Chairman of the Board, Chief
                                               Executive Officer, and
                                               Director of FFMC.  Chairman of
                                               the Board,  Chief Executive
                                               Officer, and Director of the
                                               Bank.  Employed in 1958.  Named
                                               Assistant Cashier in 1959.
                                               Named Assistant Vice-President
                                               in 1961, and promoted to
                                               Vice-President in 1962.
                                               Elected Director in 1967
                                               and First Vice-President and
                                               Trust Officer in 1969.
                                               Promoted in 1973 to Executive
                                               Vice-President and Senior
                                               Trust Officer.  Elected
                                               President of Bank and Chief
                                               Administrative Officer in
                                               August 1980.  Elected President
                                               of FFMC in April, 1982.
                                               Elected Chief Executive Officer
                                               of the Bank in December, 1990.
                                               Elected Chairman of the Board
                                               of Directors of the Bank
                                               effective December 31, 1995.

 T. Randy Stevens        48       None         President, Chief Operating
                                               Officer, and Director of FFMC.
                                               President, Chief Operating
                                               Officer, and Director of the
                                               Bank.  Employed in 1973.
                                               Promoted to Commercial Bank
                                               Officer in 1974.  Promoted to
                                               Assistant Vice President in
                                               1976.  Promoted to Vice
                                               President in 1979.  Became Vice
                                               President and Trust Officer in
                                               1982.  Promoted to First Vice
                                               President in 1984.  Promoted to
                                               Executive Vice President and
                                               Chief Administrative Officer in
                                               1990.  Elected as Director of
                                               the Bank in 1991 and Director
                                               and Vice President of FFMC in
                                               1991.  Elected President and
                                               Chief Operating Officer of the
                                               Bank effective December 31,
                                               1995.  Elected President and
                                               Chief Operating Officer of FFMC
                                               in April, 1996.

                                  Family           Positions and
      Name               Age    Relationship       Offices Held

 John P. Tomlinson, III  49         None       Executive Vice President of
                                               FFMC.  Senior Executive Vice
                                               President and Manager of
                                               Mortgage Lending of the Bank.
                                               Employed in 1973.  Promoted to
                                               Commercial Bank Officer in 1974.
                                               Named Assistant Vice President
                                               in 1976.  Promoted to Vice
                                               President in 1979.  Named
                                               Manager of Mortgage Lending in
                                               1986.  Promoted to Senior Vice
                                               President in 1990.  Promoted to
                                               Executive Vice President in
                                               1995.  Elected Secretary of
                                               FFMC in April, 1996.  Named
                                               Vice President of FFMC December
                                               17, 1996.  Promoted to Senior
                                               Executive Vice President of the
                                               Bank in 1998.  Named Executive
                                               Vice President of FFMC in 1999.


 Martha M. McKennon      55         None       Secretary of FFMC.  Vice
                                               President, Executive Assistant,
                                               Assistant Secretary to the
                                               Board of the Bank.  Employed in
                                               1974.  Promoted to Customer
                                               Service Representative in 1980.
                                               Named Executive Assistant in
                                               1984.  Promoted to Assistant
                                               Vice President/Executive
                                               Assistant in 1991.  Named
                                               Assistant Secretary of FFMC
                                               December 17, 1996.  Promoted to
                                               Vice President/Executive
                                               Assistant in 1997.  Named
                                               Secretary to FFMC in 1999.

Patricia N. McClanahan   55         None       Treasurer of FFMC.  Senior Vice
                                               President and Chief Financial
                                               Officer/Cashier of the Bank.
                                               Employed in 1980.  Promoted to
                                               Internal Bank Auditor in 1981.
                                               Promoted to Bank Controller in
                                               1984.  Promoted to Bank
                                               Controller and Cashier in 1987.
                                               Promoted to Bank Vice President
                                               and Controller/Cashier in 1989.
                                               Promoted to Bank Senior Vice
                                               President and Controller/Cashier
                                               in 1990.  Elected as Treasurer of
                                               FFMC in 1991.  Named Chief
                                               Financial Officer in 1996.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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


FIRST FARMERS AND MERCHANTS CORPORATION


BY            /s/ Waymon L. Hickman
    _________________________________________________
                  Waymon L. Hickman,
   Chairman of the Board and Chief Executive Officer
 (Chairman of the Board and Chief Executive Officer of the Bank)


Date             March 14, 2000
      _______________________________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               /s/ T. Randy Stevens
       ________________________________________________
             T. Randy Stevens, President
    (President and Chief Operating Officer of the Bank)


Date              March 14, 2000
       ________________________________________________



               /s/ Patricia N. McClanahan
       ________________________________________________
            Patricia N. McClanahan, Treasurer
             (Principal Accounting Officer)


Date              March 14, 2000
       _________________________________________________

    /s/ Kenneth A. Abercrombie               /s/ O. Rebecca Hawkins
  ______________________________            _____________________________
    Kenneth A. Abercrombie, Director         O. Rebecca Hawkins, Director

  Date      March 21, 2000                  Date      March 21, 2000


   /s/ James L. Bailey, Jr.                 /s/ Waymon L. Hickman
  ______________________________            ______________________________
  James L. Bailey, Jr., Director             Waymon L. Hickman, Director

  Date      March 21, 2000                  Date      March 21, 2000


  /s/ Flavius A. Barker                      /s/ Joe E. Lancaster
  _______________________________           ________________________________
   Flavius A. Barker, Director                Joe E. Lancaster, Director


  Date      March 21, 2000                  Date      March 21, 2000


   /s/ Hulet M. Chaney                       /s/ Joseph W. Remke, III
  _______________________________           _________________________________
    Hulet M. Chaney, Director                Joseph W. Remke, III, Director


  Date      March 21, 2000                   Date     March 21, 2000


  /s/ H. Terry Cook, Jr.                     /s/ T. Randy Stevens
 _______________________________            __________________________________
 H. Terry Cook, Jr., Director                 T. Randy Stevens, Director


  Date      March 21, 2000                  Date      March 21, 2000


  /s/ W. J. Davis, Jr.                       /s/ Dan C. Wheeler
 _______________________________            __________________________________
  W. J. Davis, Jr., Director                   Dan C. Wheeler, Director


  Date      March 21, 2000                  Date      March 21, 2000


  /s/Tom Napier Gordon                       /s/ David I. Wise
 _______________________________            __________________________________
  Tom Napier Gordon, Director                  David I. Wise, Director


  Date      March 21, 2000                  Date      March 21, 2000


   /s/ Edwin W. Halliday                     /s/ W. Donald Wright
  _______________________________           __________________________________
   Edwin W. Halliday, Director                W. Donald Wright, Director

   Date     March 21, 2000                   Date      March 21, 2000

                            ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) and (2) ITEM 14(d)

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

                       FIRST FARMERS AND MERCHANTS CORPORATION

                                COLUMBIA, TENNESSEE

 FORM 10-K -- ITEM 14(a)(1) and (2)


 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY


 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

 The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 1999, are incorporated by reference in Item 8:

        Consolidated balance sheets -- December 31, 1999 and 1998

        Consolidated statements of income -- Years ended December 31, 1999, 1998, and 1997

        Consolidated statements of changes in equity -- Years ended December 31, 1999, 1998, and 1997

        Consolidated statements of cash flows -- Years ended December 31, 1999, 1998, and 1997

        Notes to consolidated financial statements -- December 31, 1999

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

                                   EXHIBIT 13

                         ANNUAL REPORT TO STOCKHOLDERS

                    FIRST FARMERS AND MERCHANTS CORPORATION


           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

GENERAL

     First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. As of December 31, 1999, the only subsidiary of the Corporation was First Farmers and Merchants National Bank (the Bank). The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. The resulting financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.

     During 1999, First Farmers and Merchants National Bank celebrated ninety years of service. In February, the Bank completed an acquisition with the Farmers and Merchants Bank of White Bluff, Tennessee, extending its service area into the fifth county in southern middle Tennessee. The Bank is committed to provide quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

     The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants
Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 1999, 1998, and 1997; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


FINANCIAL CONDITION

     First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. Commercial banking in the marketing area served by the Bank is highly competitive.
Although the Bank is ranked as the largest bank in the area in terms of total deposits, the Bank faces substantial competition from nineteen (19) other banks, two (2) savings and loan associations, and several credit unions located in the marketing area. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.


Summary
_______

      The Bank reported net income of $7.5 million for 1999 compared to $7.3 million in 1998 and $7.1 million in 1997. On a per common share basis, net income was $2.59 for 1999 versus $2.62 for 1998 and $2.52 for 1997. The decline in per common share income is due to the issuance of stock to complete the acquisition with Farmers and Merchants Bank of White Bluff in the first quarter. The improvement in 1999's overall earnings resulted from maintaining interest income and containing the cost of funds in an increasingly competitive environment where deposits grew about twice as much as net loans. Noninterest income was less than the prior year but noninterest expenses including additions to the allowance for loan losses remained steady. The emphasis to strengthen credit underwriting standards successfully reduced required additions to the allowance.

     The return on average equity for 1999 was 10.7% compared to 11.7% for
1998 and 12.2% for 1997.   The return on average assets was 1.25% for 1999
versus 1.33% for 1998 and 1.34% for 1997.


Net Interest Margin
___________________

     The net interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The maintenance of the gross interest margin at a level which, when coupled with noninterest revenues, is sufficient to cover additions to the allowance for loan losses, noninterest expenses and income taxes, and yield an acceptable profit is critical for success in the banking industry. The net interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders'
          Equity, Interest Rates  Interest Differential
                                         YEAR ENDED DECEMBER 31,
                                       1999                           1998                        1997
                              Average  Rate/                Average   Rate/               Average   Rate/
                              Balance  Yield   Interest     Balance   Yield   Interest    Balance   Yield   Interest
ASSETS                                                      (Dollars In Thousands)
Interest earning assets
  Loans, net                 $ 318,868  8.80%  $ 28,054*   $ 321,239  9.09%   $ 29,187*  $ 314,198  9.18%   $ 28,858*
  Bank deposits                     22  4.55          1            4    -          -             1    -          -
  Taxable securities           163,455  6.00      9,809      123,711  6.27       7,751     113,013  6.35       7,173
  Tax exempt securities         58,956  6.47      3,814*      50,457  6.78       3,419*     47,366  6.96       3,297*
  Federal funds sold            12,105  5.11        619       12,774  5.39         689       4,631  5.46         253
                             _________         ________    _________          ________   _________          ________
 TOTAL EARNING ASSETS          553,406  7.64   $ 42,297      508,185  8.08    $ 41,046     479,209  8.26    $ 39,581
                                               ________                       ________                      ________
                                               ________                       ________                      ________
Noninterest earning assets
  Cash and due from banks       22,522                        22,561                        27,039
  Bank premises and equipment    8,139                         6,686                         6,633
  Other assets                  16,790                        15,222                        15,045
                             _________                     _________                     _________
 TOTAL ASSETS                $ 600,857                     $ 552,654                     $ 527,926

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest bearing liabilities
  Time and savings deposits:
  NOW and money market
    accounts                 $ 180,838  3.06%  $  5,537    $ 175,956  3.19%   $  5,616   $ 166,828  3.38%   $  5,634
  Saving                        56,519  3.12      1,761       48,063  3.22       1,547      43,776  3.37       1,476
  Time                         164,359  5.00      8,218      151,006  5.28       7,966     152,389  5.29       8,063
  Time  over $100,000           46,593  5.16      2,402       41,870  5.46       2,285      37,680  5.43       2,045
                             _________         ________    _________          ________   _________          ________
 TOTAL INTEREST BEARING
   DEPOSITS                    448,309  4.00     17,918      416,895  4.18      17,414     400,673  4.30      17,218
 Federal funds purchased
    and securities  sold
    under agreements to
     repurchase                    127  4.72          6           22  4.55           1       1,016  5.80          59
 Other short-term debt             549  4.74         26          574  5.05          29         538  5.02          27
                             _________         ________    _________          ________   _________          ________
 TOTAL INTEREST BEARING
   LIABILITIES                 448,985  4.00   $ 17,950      417,491  4.18    $ 17,444     402,227  4.30    $ 17,304
                                               ________                       ________                      ________
                                               ________                       ________                      ________
Noninterest bearing
  liabilities
 Demand deposits                75,956                        66,474                        62,903
 Other liabilities               5,755                         5,657                         4,990
                             _________                     _________                     _________
  TOTAL LIABILITIES            530,696                       489,622                       470,120
 Stockholders' equity           70,161                        63,032                        57,806
                             _________                     _________                     _________
  TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY     $ 600,857                     $ 552,654                     $ 527,926

Spread between combined
  rates earned and combined
    rates paid*                         3.64%                         3.90%                         3.96%

Net yield on interest-earning
  assets*                               4.40%                         4.64%                         4.65%

* Taxable equivalent basis

Notes:

1. U.S. Government, government agency, taxable municipal, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable securities. Municipal debt securities are nontaxable and classified as held-to-maturity.
2. The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of Interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented.
3. The average balances of the amortized cost of available-for-sale securities were used in the calculations in this table.

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

TABLE B - Volume and Yield/Rate Variances
          _________________________________________
          (Taxable Equivalent Basis - In Thousands)
                              1999 Compared to 1998                  1998 Compared to 1997
                                     Yield/     Net Increase                 Yield/    Net Increase
                          Volume     Rate      (Decrease)        Volume      Rate     (Decrease)
Revenue earned on
  Loans, net              $ (215)   $  (918)   $ (1,133)         $   646    $  (317)  $   329
  Bank  deposits              -           1           1               -          -        -
  Investment securities
  Taxable securities       2,492       (434)      2,058              679       (101)      578
  Tax-free securities        576       (181)        395              215        (93)      122
  Federal funds sold         (36)       (34)        (70)             445         (9)      436
                          ______    _______    ________          _______    _______   _______
    Total interest
      earning assets       2,817     (1,566)      1,251            1,985       (520)    1,465
                          ______    _______    ________          _______    ________  _______
Interest paid on
  NOW and money market
    accounts                 156       (235)        (79)             308       (326)      (18)
  Savings deposits           272        (58)        214              144        (73)       71
  Time deposits              705       (453)        252              (73)       (24)      (97)
  Time deposits over
    $100,000                 258       (141)        117              228         12       240
  Federal funds purchased
    and securities sold
      under agreements
        to repurchase          5         -            5              (58)        -        (58)
  Short term debt             (1)        (2)         (3)               2         -          2
                           ______     ______    ________         _______    _______   _______
Total interest-bearing
  funds                     1,395       (889)        506             551       (411)      140
                           ______     ______    ________         _______    _______   _______
Net interest earnings     $ 1,422     $ (677)   $    745         $ 1,434    $  (109)  $ 1,325

Notes:
1. The change in interest resulting from both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the relationship of the absolute dollar amounts of the change in each.
2. The computation of the taxable equivalent adjustment has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
3. U.S. Government, government agency, taxable municipal, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable securities. Bank qualified municipal debt securities are nontaxable and classified as held-to-maturity.

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

                 AVERAGE EARNING ASSETS
                    (In Thousands $)
                    Loans       Investment Securities          Other

1999             $ 318,868           $ 222,433                $ 12,105
1998               321,239             174,172                  12,774
1997               314,198             160,380                   4,613

     Average earning assets increased 8.9% in 1999 compared to a 6.0% increase
in 1998 and a 5.0% increase in 1997.   As a financial institution, the Bank's
primary earning asset is loans. At December 31, 1999, average net loans represented 57.6% of average earning assets. The growth of total average net loans has slowed during the last three years as the diverse economies in the Bank's service area matured and competition in the financial services arena increased. Average net loans declined three quarters of a percentage point from 1998 to 1999 while showing a 2.2% growth from 1997 to 1998, and an 8.2% growth from 1996 to 1997. Average investments made up the remaining balance of average earning assets at December 31, 1999, increasing 25.5% from year end 1998 compared to a 13.3% increase at the end of 1998 from year end 1997.
Average investments decreased .8% in 1997.   The Bank completed an acquisition
of Farmers and Merchants Bank of White Bluff, Tennessee, in the first quarter of 1999 in a noncash transaction in which 120,000 shares of Corporation common stock were issued to acquire $5 million in net loans, $13 million in investment securities, and certain other assets. Deposit liabilities of $17.7 million were assumed in the transaction. 27% of the increase in investments during 1999 can be attributed to the acquisition. Average total assets increased during the last three years as evidenced by an 8.7% growth, 4.8% without the acquisition, from 1998 to 1999, a 4.7% growth from 1997 to 1998, and a 5.0% growth from 1996 to 1997.

                      Average Funding of Earning Assets
                               (In Thousands $)
                 Interest-               NonInterest-
                 Bearing                 Bearing
                 Deposits                Deposits               Other
1999             $ 448,309               $ 75,956               $ 6,431
1998               416,895                 66,474                 6,253
1997               400,673                 62,903                 6,544

     The bank's average deposits grew during the last three years reflecting an 8.5% growth from 1998 to 1999, a 4.3% growth from 1997 to 1998, and a 4.4% growth from 1996 to 1997. The acquisition completed in the first quarter of 1999 accounted for 43.2% of this growth. Short and medium term rates were less competitive compared to longer term rates during 1999 and some depositors moved money back into certificates of deposit. Interest-bearing transaction accounts increased 2.8% during 1999 as compared to a 5.5% increase in 1998 and a 5.3% increase during 1997. 36.4% of the growth in interest-bearing transaction accounts during 1999 can be attributed to the acquisition. Certificates of deposit increased 9.4% during 1999 with one quarter of this increase related to the acquisition. Certificates of deposit increased 4.1%
in 1998 and 1.9% in 1997.   Average savings deposits increased  over 17.6%
during 1999 and almost 9.8% during 1998, and 17.0% during 1997 with over 56% of the growth in 1999 due to the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. The Bank's noninterest bearing deposits have remained consistently strong and were 14.3% of average total deposits in 1999, 13.8% in 1998, and 13.6% in 1997. 34.4% of the increase in noninterest bearing deposits in 1999 can be attributed to the acquisition. This strong core of noninterest bearing funds contributed to the maintenance of the cost of funds for the periods.

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

     Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the Bank's rate sensitive position at December 31, 1999, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). TABLE D - Average Amounts of Deposits and Average Rates Paid by Deposit Type at December 31 provides details of the largest component of interest-bearing liabilities.

     As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at December 31, 1999, 1998, and 1997 was 4.40%, 4.64%, and 4.65% respectively.


TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
                (Includes Maturities and Scheduled Repricings)
                            Dollars in Thousands
                                   3 Months        3-6        6-12        Over 1
As of December 31, 1999            or Less        Months     Months        Year       Total
Earning assets
 Federal funds sold              $   2,300     $     -     $     -       $     -       $   2,300
 Bank deposits                          25           -           -             -              25
 Taxable  securities                 6,510         9,018      16,464       142,732       174,724
 Tax-exempt securities                 400         1,060         885        59,208        61,553
 Loans and leases, net of
  deferred fees                     48,103        39,502      55,165       193,229       335,999
                                 _________     _________   _________     _________     _________
     Total earning assets           57,338        49,580      72,514       395,169       574,601

Interest-bearing liabilities
 NOW and money market accounts      55,421           -           -         122,732       178,153
 Savings deposits                      -             -           -          59,375        59,375
 Time deposits                      33,807        47,168      63,467        31,326       175,768
 Time deposits over $100,000        10,854        13,314      18,919         5,979        49,066
 Other short-term debt                 969           -           -             -             969
                                 _________     _________    ________     _________     _________
   Total interest bearing
     liabilities                   101,051        60,482      82,386       219,412       463,331
                                 _________     _________    ________     _________     _________
Period gap                         (43,713)      (10,902)     (9,872)      175,757       111,270
________________________________________________________________________________________________
Cumulative gap                   $ (43,713)    $ (54,615)  $ (64,487)    $ 111,270    $      -
________________________________________________________________________________________________

Available-for-sale and held-to-maturity securities were combined in the taxable securities category for purposes of this table.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

TABLE D - Average Amounts of Deposits and Average Rates Paid by Deposit Type
          at December 31
                                 Year Ended December 31
                                 1999               1998                1997
Demand deposits          $  75,921    - %   $  66,474    - %   $  62,903    - %
NOW and money market
 accounts                  180,942  3.06      175,956  3.19      166,828  3.38
Savings deposits            56,491  3.12       48,063  3.22       43,776  3.37
Time deposits of less
 than $100,000             164,290  5.00      151,006  5.28      152,389  5.29
Time deposits of
 $100,000 or more           46,552  5.17       41,870  5.46       37,680  5.43
                         _________  ____    _________  ____    _________  ____
      Total In Domestic
       Offices           $ 524,196  3.42%   $ 483,369  3.60%   $ 463,576  3.71%

LOANS AND LOAN QUALITY

     As with most commercial banking institutions, the loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur
in different segments of the economy or in particular industries.    The
composition of the loan portfolio is disclosed in detail in Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Bank follows written loan policies which include loan review procedures and approvals. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

     The Bank has a Loan Review Department which performs ongoing, independent reviews of specific loans for credit quality and proper documentation. This department is centralized and independent of the lending function. Regular reports are made to senior management and the Executive Committee of the Board of Directors regarding the credit quality of the loan portfolio, as well as trends. Every loan is assigned a risk rating by the loan officer subject to review by Loan Review. The Bank also has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This review supported management's assertion that the allowance was adequate at December 31, 1999.

     Table E, RISK ELEMENTS IN THE LOAN PORTFOLIO, includes all loans management considers to be potential problem loans, summarizes average loan balances, and reconciles the allowance for loan losses for each year. Additions to the allowance, which have been charged to operating expenses, are also disclosed. Management does not believe that there is a concentration of loans to borrowers engaged in similar activities.

     Loans having recorded investments of $3.7 million at December 31, 1999, have been identified as impaired in accordance with the provisions of SFAS
114. They represent 1.1% of gross loans. Commercial loans comprised $.2 million of the total, with loans secured by real estate accounting for $3.0 million, and installment loans $.5 million. The gross interest income that would have been recorded during 1999 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $485, $519, and $431 thousand for the years ended December 31, 1999, 1998, and 1997 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

TABLE  E - RISK ELEMENTS IN THE LOAN PORTFOLIO

                                              December 31
(Dollars In Thousands)        1999       1998        1997        1996        1995
Average amount of loans
 outstanding               $ 318,868  $ 321,239   $ 314,198   $ 290,413  $ 276,166
                           _________  _________   _________   _________  _________
Balance of allowance for
 possible loan losses at
  beginning of year        $   3,852  $   2,943   $   2,926   $   2,678  $   2,342
                           _________  _________   _________   _________  _________
Balance from acquisition         218        -           -           -          -
                           _________  _________   _________   _________  _________
Loans charged off
  Loans secured by real
   estate                        317       619           88         368         15
  Commercial and industrial
   loans                         236     1,041          605         141        170
  Loans to individuals           578       914        1,371         879        371
                            ________  ________     ________    ________  _________
    TOTAL LOANS CHARGED OFF    1,131     2,574        2,064       1,388        556
Recoveries of loans
 previously charged off
  Loans secured by real
   estate                         41         1            8         111         97
  Commercial and
   industrial loans               17        61           53          42         14
  Loans to individuals           121       121           80         183        111
                            ________  ________    _________    ________  _________
   TOTAL RECOVERIES              179       183          141         336        222
                            ________  ________    _________    ________  _________
     NET  LOANS CHARGED OFF      952     2,391        1,923       1,052        334
                            ________  ________    _________    ________  _________
Provision charged to
  operating expenses           1,700     3,300        1,940       1,300        670
                            ________  _________   _________    ________  _________
   BALANCE OF ALLOWANCE
    FOR POSSIBLE LOAN
      LOSSES AT END OF
       YEAR                $   4,818  $   3,852   $   2,943   $   2,926  $   2,678
__________________________________________________________________________________
Ratio of net charge-offs
  during the period to
  average loans outstanding    0.30%      0.74%       0.61%       0.36%      0.12%
__________________________________________________________________________________

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

     Historically, internal growth has financed the capital needs of the Bank.
At December 31, 1999, the Corporation had a ratio of tier 1 capital to average assets of 11.43%. This compares to a ratio of tier 1 capital to average assets of 11.19% at December 31, 1998, and 11.17% at December 31, 1997.

     Cash dividends declared in 1999 were 27% of net income. Additional dividends of approximately $13.8 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The
Corporation plans to continue an average payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

     As of December 31, 1999, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 20.5% and 21.8% respectively. At December 31, 1998, the comparable ratios were 19.7% and 20.9%, respectively. Please refer to Note 10 in the NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS for more information on the capital strength of the Corporation and the Bank.

     A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last eight years. The following table is the data illustrated by this graph in thousands of dollars.


                             Average Equity
                            (In Thousands $)


                         1992        $ 33,414
                         1993          37,454
                         1994          41,820
                         1995          46,755
                         1996          52,067
                         1997          57,806
                         1998          63,032
                         1999          70,161

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest Income
_______________

     Total interest income increased 2.9% in 1999 with income from securities increasing more than enough to offset the decline in loan income. Interest and fees earned on loans decreased 3.9% in 1999 accounting for 66.3% of tax equivalent gross interest income. Interest earned on securities and other investments increased 21.1% in 1999 making up the balance of gross interest income. Total interest income increased 3.6% in 1998 and 4.2% in 1997.


Interest Expense
________________

     Total interest expense increased 2.9% in 1999, compared to a 1.0% increase in 1998, and a 3.6% increase in 1997. The acquisition in the first quarter of 1999 was responsible for 43.3% of the growth in interest-bearing deposits. This extra growth, coupled with rising interest rates, is behind the increase in interest expense in 1999. The cost of interest-bearing deposits is monitored monthly by the Asset/Liability Committee. The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.40% at the end of 1999, 4.64% at the end of 1998, and 4.65% at the end of 1997.

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

Noninterest Income and Expense
______________________________

     Noninterest income decreased 4.9% during 1999 due mostly to the decline in gains on the sale of assets and income from the rental of leased assets. Income from fiduciary services provided in the Bank's Trust Department and service fees on deposit relationships remained strong. Noninterest income increased 9.0% in 1998 and a 19.6% increase in 1997.

     Noninterest expenses, excluding the provision for possible loan losses,
increased 10.2% in 1999.   Acquisition related costs and the opening of a new
office in the last quarter contributed to this increase. Noninterest expenses increased 2.2% in 1998 and 6.2% increase in 1997.

     A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 1999 and
the percentage each category is of the total.   The following table is the data
illustrated by this graph in thousands of dollars.

                            1999 Noninterest Income
                    Income Category                  Income $       % of Total
                    Income from trust services      $ 1,670         23.0%
                    Other service fees                  727         10.0%
                    Securities gains                    130          2.0%
                    Fees on deposits                  4,115         57.0%
                    Other                               555          8.0%


     A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 1999 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

                              1999 Noninterest Expense
                   Expense Category              Expense $      % of Total
                   Personnel                    $ 8,645            48.0%
                   Furniture and equipment        1,251             7.0%
                   Occupancy                      1,524             8.0%
                   Other                          6,675            37.0%

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

                       Consolidated Statements of Income
                 Dollars in Thousands Except Per Share Data
                            1999       1998        1997      1996       1995
INTEREST INCOME
 Interest and fees on
  loans                   $ 28,017   $ 29,155    $ 28,841  $ 27,344   $ 25,858
                          ________   ________    ________  ________   ________
 Income on investment
  securities
   Taxable interest          9,443      7,326       6,803     6,892      6,179
   Exempt from federal
    income tax               2,877      2,583       2,488     2,367      2,157
   Dividends                   257        300         261       257        178
                          ________    ________   ________   _______   ________
                            12,577     10,209       9,552     9,516      8,514
                          ________    ________   ________   _______   ________
 Other interest income         620        689         254       223        122
                          ________    ________   ________   _______   ________
   TOTAL INTEREST INCOME    41,214     40,053      38,647    37,083     34,494
                          ________    ________   ________   _______   ________
INTEREST EXPENSE
 Interest on deposits       17,918     17,414      17,218    16,618     15,248
 Interest on other short
   term borrowings              32         30          86        94        174
                          ________    _______     _______   _______     ______
   TOTAL INTEREST EXPENSE   17,950     17,444      17,304    16,712     15,422
                          ________    _______     _______   _______     ______
   NET INTEREST INCOME      23,264     22,609      21,343    20,371     19,072
     PROVISION FOR
       POSSIBLE LOAN
        LOSSES               1,700      3,300       1,940     1,300        670
                          ________    _______     _______   _______     ______
     NET INTEREST INCOME
       AFTER PROVISION FOR
        LOAN LOSSES         21,564     19,309      19,403    19,071     18,402
                          ________    _______     _______   _______    _______
NONINTEREST INCOME
 Trust department income     1,670      1,516       1,471     1,324      1,252
 Service fees on deposit
  accounts                   4,115      3,669       3,744     3,374      2,697
 Other service fees,
  commissions, and fees        727      1,043         845       745        300
 Other operating income        555        985         394       363        323
 Securities gains (losses)     130        351         488       -            1
                          ________   ________    ________  ________   ________
     TOTAL NONINTEREST
       INCOME                7,197      7,564       6,942     5,806      4,573
                          ________   ________    ________  ________   ________
NONINTEREST EXPENSES
 Salaries and employee
  benefits                   8,645      7,776       7,319     7,030      6,621
 Net occupancy expense       1,524      1,356       1,317     1,211      1,279
 Furniture and equipment
  expense                    1,251      1,472       1,500     1,581      1,383
 Other operating expenses    6,675      5,816       5,927     5,299      5,057
                          ________   ________    ________  ________   ________
      TOTAL NONINTEREST
        EXPENSES            18,095     16,420      16,063    15,121     14,340
                          ________   ________    ________  ________   ________
        INCOME BEFORE
          PROVISION FOR
           INCOME TAXES     10,666     10,453      10,282     9,756      8,635
PROVISION FOR INCOME TAXES   3,133      3,112       3,228     2,889      2,519
                          ________   ________    ________  ________   ________
        NET INCOME        $  7,533   $  7,341    $  7,054  $  6,867   $  6,116
________________________________________________________________________________
EARNINGS PER COMMON SHARE $   2.59   $   2.62    $   2.52  $   2.45   $   2.18

Weighted average shares
 outstanding - Note 1     2,908,493   2,800,000  2,800,000  2,800,000  2,800,000
________________________________________________________________________________

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Net Income
__________

     Net income was 2.6% higher in 1999 than in 1998. The first quarter acquisition expanded the Bank's service area and helped to strengthen net interest income. As indicatedearlier, the improvement in 1999's overall earnings resulted from maintaining interest income and containing the cost of funds in an increasingly competitive environment where deposits grew about twice as much as net loans. Noninterest income was less than the prior year but noninterest expenses including additions to the allowance for loan losses remained steady. The emphasis to strengthen credit underwriting standards successfully reduced required additions to the allowance.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

     Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" establishes guidelines for reporting financial information about an operating segment or component of an enterprise. As of December 31, 1999, the Corporation or the Bank did not have any reportable segments.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133" which deferred implementation of FASB Statement 133 for all fiscal quarters of all fiscal years after June 15, 2000. Statement 133 will require entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. The statement specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. Management does not believe this statement will have any material effect on future financial statements.



YEAR 2000 COMPLIANCE TASK FORCE

     A Year 2000 Compliance Task Force was established to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing; representations have been obtained, and satisfactorily tested, from our software and hardware vendors, confirming their Year 2000 compatibility. Testing of systems' compatibility was complete for all areas and core application processing, by December 31, 1999. Significant expenses relating to this issue have been limited because the Bank uses an outside core processor. However, the task force developed a budget and expenses did not have a material impact on the financial statements of the Corporation. The task force reported to the Board of Directors quarterly.
The Bank developed contingency plans for the most critical operational areas. No material effect on operations was anticipated in preparing for potential
risks.   All branches and internal departments were found to be Year 2000 compliant.





                                                                     KRAFTCPAs
                                                          Kraft Bros., Esstman
                                                        Patton & Harrell, PLLC
                                                  Certified Public Accountants
                                                      Member BKR International


             REPORT OF INDEPENDENT CERTIFIED-PUBLIC ACCOUNTANTS


Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee


We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Kraft Bros., Esstman, Patton & Harrell, PLLC


Nashville, Tennessee
February 29, 2000

                                                610 N. Garden Street, Suite200
                                                      Columbia, TN  38401-3250
                                                          Post Office Box 1559
                                                      Columbia, TN  38402-1559
                                             (931) 388-3711  *   FAX  388-9988

                                                 Also in Nashville and Lebanon

                  FIRST FARMERS AND MERCHANTS CORPORATION
                            COLUMBIA, TENNESSEE


Report of Management

Financial Statements
____________________
The accompanying consolidated financial statements and the related notes thereto have been prepared by the management of First Farmers and Merchants Corporation (the "Corporation") including the Corporation's only subsidiary, First Farmers and Merchants National Bank, in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based oil judgments and estimates by management. Management's Discussion and Analysis appearing elsewhere in this Annual Report is consistent with the contents of the financial statements.

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


Internal Control Over Financial Reporting
_________________________________________
Management of the Corporation is responsible for establishing and maintaining an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the possible
circumvention or overriding of controls.   Accordingly, even an effective
internal control system can provide only reasonable assurance with respect to financial statement preparation, Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1999, the Corporation maintained all effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.


Compliance With Laws and Regulations
____________________________________
Management is responsible for maintaining an effective system of' internal controls over compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, First Farmers and Merchants National Bank, complied, in all material respects, with such laws and regulations during the year ended December 31, 1999.


  /s/  Waymon L. Hickman                  /s/  Patricia N. McClanahan
       Waymon L. Hickman                       Patricia N. McClanahan
  Chairman of the Board and                  Senior Vice President and
   Chief Executive Officer                    Chief Financial Officer



Columbia, Tennessee
March 6, 2000

                                                                     KRAFTCPAs
                                                          Kraft Bros., Esstman
                                                        Patton & Harrell, PLLC
                                                  Certified Public Accountants
                                                      Member BKR International


              REPORT OF INDEPENDENT CERTIFIED-PUBLIC ACCOUNTANTS


Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee

We have examined management's assertion, included in the accompanying Report of Management--Internal Control System Over Financial Reporting, that as of December 31, 1999, First Farmers and Merchants Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

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

In our opinion, management's assertion referred to above is fairly stated, in all material respects, based on the criteria described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/ Kraft Bros., Esstman, Patton & Harrell, PLLC



Nashville, Tennessee
February 29, 2000

                                                610 N. Garden Street, Suite200
                                                      Columbia, TN  38401-3250
                                                          Post Office Box 1559
                                                      Columbia, TN  38402-1559
                                             (931) 388-3711  *   FAX  388-9988

                                                 Also in Nashville and Lebanon







           FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
_______

     The Bank conducts a full-service commercial banking business through eighteen offices in its community service area which is comprised of Maury, Lawrence, Marshall, Hickman, Dickson, and adjacent counties in southern middle Tennessee. Its principal office is at 816 South Garden Street, Columbia, Maury County, Tennessee. Other offices in Maury County are Mt. Pleasant, Spring Hill, and additional offices in Columbia at High Street, Hatcher Lane, Northside, Shady Brook Mall, and Campbell Plaza. Offices in Lawrence County include Lawrenceburg, Crockett in Lawrenceburg, Leoma, and Loretto. Offices in Marshall County include Lewisburg, Lewisburg West, and Chapel Hill. Offices in Hickman County include Centerville and East Hickman which was opened December 6, 1999. The Bank entered Dickson County February 5, 1999, completing an acquisition of the Farmers and Merchants Bank of White Bluff. The Bank provides only automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State Community College, and Maury Regional Hospital.


Accounting Policies
___________________

	    The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows.


Principles of Consolidation
___________________________

	    The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, the Bank.  Material intercompany accounts and transactions have been eliminated in consolidation.


Use of Estimates in the Preparation of Financial Statements
___________________________________________________________

	    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Those estimates and assumptions also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Stock Split
___________

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


Cash and Due From Banks
_______________________

	    Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and
balances due from the Federal Reserve Bank and other banks.   At December 31,
1999, approximately $1.1 million was required to be maintained at the Federal Reserve Bank.


Cash Equivalents
________________

	    Cash equivalents include cash on hand, cash due from banks, and federal funds sold.  Federal funds are sold for one-day periods.


Securities
__________

	    Trading account  securities that are bought and held principally for the purpose of selling them in the near term are carried at market value.  Gains and losses, both realized and unrealized, are included in other operating income.  There were no securities so classified in 1999 or 1998.

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


Loans
_____

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


Allowance for Possible Loan Losses
__________________________________

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


Other Real Estate
_________________

	    Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the

           FIRST  FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate (Continued)
_____________________________

property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

    The Bank's recorded value for other real estate was approximately $582,000 at December 31, 1999, and $544,000 at December 31, 1998.


Premises and Equipment
______________________

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


Trust Department Income
_______________________

	    Trust department income is recognized on the accrual basis in the applicable period earned.


Income Taxes
____________

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


Intangible Assets
_________________

     Deposit base intangibles and goodwill identified in merger transactions are amortized over 42 to 180 months on the straight-line method. Total amortization expense charged to operations amounted to: 1999 - $218,000; 1998 - $78,000; and 1997 - $183,000. Note 11 discusses current acquisitions.


Significant Group Concentrations of Credit Risk
_______________________________________________

	    Most of the Bank's activities are with customers located within southern middle Tennessee.  Note 2 discusses the types of securities in which the Bank invests.  Note 3 discusses the types of lending in which the Bank engages.
The Bank does not have any significant concentrations in any one industry or customer.

	    From time to time throughout the year, the Bank's balances due from other financial institutions exceeded FDIC insurance limits.  Management considers this to be a normal business risk.


Earnings Per Share
__________________

     Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. For the years ended December 31, 1999, 1998, and 1997, there were no potentially dilutive common shares issuable.


Comprehensive Income
____________________

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. A schedule of comprehensive income is shown in Table I.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                        Years Ended December 31
                                         1999       1998       1997
Unrealized holding gains (losses)
 on available-for-sale securities     $ (3,360)   $   348     $  357
Tax effect - (expense) benefit           1,277       (122)      (143)
                                      _________   ________    _______
Net-of-tax amount                     $ (2,083)   $   227     $  214

                 Table I - Components of Other  Comprehensive Income
                                   Dollars in Thousands

_______________________________________________________________________________
NOTE  2 - SECURITIES

     Securities with an amortized cost of $74,372,000 and $63,155,000 at December 31, 1999 and 1998, respectively (fair value: 1999 - $73,611,000; 1998 - $65,057,000), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 1999, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                   Amortized     Gross Unrealized      Fair
                                     Cost        Gain        Loss      Value
December 31, 1999

Available-for-sale securities
  U.S. Treasury                   $  19,638    $    43    $     71   $  19,610
  U.S. Government agencies           91,507        -         2,322      89,185
  Other securities                    3,133        -            58       3,075
                                   ________    _______    ________   ________
                                  $ 114,278    $    43    $  2,451   $ 111,870
______________________________________________________________________________
Held-to-maturity securities
  U.S. Treasury                   $  10,204    $    29    $    15    $  10,218
  U.S. Government agencies           45,741         17        689       45,069
  States and political
   subdivisions                      62,404        211      1,790       60,825
  Other securities                    6,061        -          219        5,842
                                  _________    _______    _______    _________
                                  $ 124,410    $   257    $ 2,713    $ 121,954
______________________________________________________________________________
December 31, 1998

Available-for-sale securities
  U.S. Treasury                   $  32,418    $   510    $   -      $  32,928
  U.S. Government agencies           48,136        336         69       48,403
  Other securities                    2,841        175        -          3,016
                                  _________    _______    _______    _________
                                  $  83,395    $ 1,021    $    69    $  84,347
______________________________________________________________________________
Held-to-maturity securities
  U.S. Treasury                   $  10,322    $   411    $   -      $  10,733
  U.S. Government agencies           47,303      1,353          6       48,650
  States and political
   subdivisions                      55,182      1,533         20       56,695
  Other securities                    1,841         91        -          1,932
                                  _________    _______    _______     ________
                                  $ 114,648    $ 3,388    $    26    $ 118,010
______________________________________________________________________________

                 Table II - Amortized Cost and Fair Value of Securities
                                      Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 - SECURITIES (Continued)

     At December 31, 1999, the Corporation did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

     Table II shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 1999, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

     Proceeds from the maturity, call, or sale of available-for-sale securities were $28,958,000, $18,009,000, and $11,008,000 during 1999, 1998, and 1997, respectively. Proceeds from the maturity or call of held-to-maturity securities were $15,865,000, $11,101,000, and $32,387,000 during 1999,
1998, and 1997, respectively. Gross gains of $130,000 and gross losses of $-0- were realized on the dispositions in 1999. Gross gains of $351,000 and gross losses of $-0- were realized on the dispositions in 1998. Gross gains of $490,000 and gross losses of $2,000 were realized on dispositions in 1997.

                                           Amortized         Fair       Yield
                                              Cost           Value   (Unaudited)

Available-for-sale securities
U.S. Treasury
   Within one year                            $  13,076    $  13,097     6.0%
   After one but within five years                6,562        6,513     6.0%
U.S. Government agencies
   Within one year                               13,939       13,867     5.6%
   After one but within five years               61,068       59,365     5.5%
   After five but within ten years               16,263       15,720     6.2%
   After ten years                                  237          233     6.0%
Other securities                                  3,133        3,075     9.6%
                                              _________    _________
                                              $ 114,278    $ 111,870
_____________________________________________________________________________

Held-to-maturity securities
U.S. Treasury
   Within one year                            $   3,030    $   3,042     6.5%
   After one but within five years                7,174        7,176     6.3%
U.S. Government agencies
   Within one year                                1,998        1,999     6.5%
   After one but within five years               38,720       38,146     6.2%
   After five but within ten years                5,023        4,924     6.4%
States and political subdivisions
   Within one year                                2,345        2,354     7.2%
   After one but within five years               20,109       20,079     7.0%
   After five but within ten years               15,078       14,863     7.3%
   After ten years                               24,872       23,529     7.3%
Other securities
   After one but within five years                2,005        1,972     6.6%
   After five but within ten years                4,056        3,870     6.7%
                                              _________    _________
                                              $ 124,410    $ 121,954
______________________________________________________________________________
Table III - Contractual Maturity of Securities and Weighted Tax Equivalent Yields
                                  Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 - LOANS

                                                          1999        1998
                                                          ____        ____
Commercial, financial and agricultural                $  39,695   $  42,422
Tax exempt municipal loans                                2,502         752
Real estate
  Construction                                            5,170       6,848
  Commercial mortgages                                   70,738      58,351
  Residential mortgages                                 160,753     150,197
  Other                                                   6,304       7,071
Consumer loans                                           51,130      54,867
                                                      _________   _________
                                                        336,292     320,508

Less:
  Net unamortized loan origination fees                    (293)       (324)
  Allowance for possible loan losses                     (4,818)     (3,852)
                                                      _________   _________
                                                      $ 331,181   $ 316,332
___________________________________________________________________________
  Table IV - Loans Outstanding  by Category at December 31, 1999 and 1998
                               Dollars in Thousands

                            Within        One to       After
                           One Year     Five Years   Five Years      Total
   Fixed rate loans       $  67,614     $  47,361    $  65,660    $ 180,635
   Variable rate loans       61,461        27,073       67,123      155,657
                          _________     _________    _________    _________
                          $ 129,075     $  74,434    $ 132,783    $ 336,292
______________________________________________________________________________
   Table V - Loan Maturities and Amounts of Loans Carrying Fixed and Variable
           Interest Rates at December 31, 1999   -   Dollars in Thousands

     Loans having recorded investments of $3,745,000 at December 31, 1999, have been identified as impaired. The total allowance for possible loan losses related to these loans was $1,249,000. Interest received on these loans during 1999 was $385,000, during 1998 was $261,000, and during 1997 was $480,000. Impaired loans had recorded investments of approximately $3,856,000 at December 31, 1998, with $425,000 of the allowance for possible loan losses related to these loans.

	    Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business. Certain businesses that had previously been considered related parties because of ownership interest no longer meet those criteria. An analysis of activity with respect to such loans for the years ended December 31, 1999 and 1998, is shown in Table V that follows.

     These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 1999 or 1998.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

                        Balance at                                 Balance at
                        Beginning                       Amount        End
                         of Year       Additions       Collected     of Year
      1999
Aggregate of certain
  party loans           $  3,591       $  2,166        $  2,257    $  3,500
______________________________________________________________________________
      1998
Aggregate of certain
  party loans           $ 12,434       $  3,796        $ 12,639    $  3,591
______________________________________________________________________________
             Table VI - Analysis of Activity in Certain Party Loans
                                Dollars in Thousands


NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                              1999        1998        1997
  Balance at beginning of year             $ 3,852     $ 2,943     $ 2,926
  Increase due to acquisition                  218         -           -
  Provision charged to operating expenses    1,700       3,300       1,940
  Loan losses:
    Loans charged off                       (1,131)     (2,574)     (2,064)
    Recoveries on loans previously
      charged off                              179         183         141
                                           _______     _______     _______
  Balance at end of year                   $ 4,818     $ 3,852     $ 2,943
  ________________________________________________________________________

      Table VII - Changes in the Allowance for Possible Loan Losses
                            Dollars in Thousands

	    In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 1999.  However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.



NOTE 5 - BANK PREMISES AND EQUIPMENT

                                             1999        1998
         Land                             $  1,455    $  1,348
         Premises                            8,566       7,098
         Furniture and equipment             5,643       5,247
         Leasehold improvements              1,161       1,161
                                          ________    ________
                                            16,825      14,854
         Less allowance for depreciation
           and amortization                 (8,519)     (7,614)
                                          ________    ________
                                          $  8,306    $  7,240
         ______________________________________________________

    Table VIII - Premises and Equipment at December 31, 1999 and 1998
                            Dollars in Thousands



           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

     Annual provisions for depreciation and amortization of bank premises and equipment total $1,166,000 for 1999, $691,000 for 1998, and $652,000 for 1997.
Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately
$3,034,000 at December 31, 1999.



NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

     The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 1999, additional dividends of approximately $13.8 million could have been declared by the Bank to the Corporation without regulatory agency approval.


NOTE 7 - LEASES

	    Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of office equipment are leased under cancelable operating leases.
Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $37,000, $580,000, and $690,000 for equipment leases, and $160,000, $129,000, and $112,000 for building leases, in 1999, 1998, and 1997, respectively. Future minimum lease commitments as of December 31, 1999, under all noncancelable operating leases with initial terms of one year or more are shown in Table IX.


                                           Lease
                         Year             Payments
                     ___________         __________
                         2000              $ 130
                         2001                130
                         2002                109
                         2003                 90
                         2004                 75
                      Thereafter             276
                                           ______
                         Total             $ 810
                     ______________________________

             Table IX - Future Minimum Lease Commitments
                         Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                      1999       1998       1997
          Current:
            Federal                 $ 2,863    $ 2,882    $ 2,417
            State                       699        695        557
                                    _______    _______    _______
              Total current           3,562      3,577      2,974
                                    _______    _______    _______
          Deferred:
            Federal                    (364)      (402)       216
            State                       (65)       (63)        38
                                    _______    _______    _______
              Total deferred           (429)      (465)       254
              Total provision for
                income taxes        $ 3,133    $ 3,112    $ 3,228
          __________________________________________________________

                     Table X - Provisions for Income Taxes
                                 Dollars in Thousands

                                              1999      1998      1997
   Allowance for possible loan losses      $ 1,750    $ 1,344   $   907
   Deferred compensation                       559        485       404
   Unrealized loss on AFS securities           915        -          -
   Deferred loan fees                            8         12        20
                                           _______    _______    _______
     Deferred tax asset                      3,232      1,841     1,331
                                           ________   ________   _______
   Unrealized gain on AFS securities           -         (362)     (240)
   Other                                      (224)      (175)     (131)
                                           ________   ________   _______
     Deferred tax liability                   (224)      (537)     (371)
                                           ________   ________   _______
       Net deferred tax asset	             $ 3,008    $ 1,304    $  960

   ________________________________________________________________________
       Table XI - Deferred Tax Effects of Principal Temporary Differences
                                Dollars in Thousands
   The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

                                                     1999     1998      1997
    Tax expense at statutory rate                  $ 3,626  $ 3,554   $ 3,496
    Increase (decrease) in taxes resulting from:
      Tax-exempt interest                           (1,046)    (939)     (896)
      Nondeductible interest expense                   122      111       106
      Employee benefits                                (63)     (41)      (56)
      Other real estate                                -         -        151
      Amortization of goodwill                          49       -         -
      Other nondeductible expenses
       (nontaxable income) - net                        15       13        11
      State income taxes, net of federal
        tax benefit                                    461      459       368
      Dividend income exclusion                        (29)     (42)      (33)
      Other                                             (3)      (3)       81
                                                   ________  _______  ________
    Total provision for income taxes               $ 3,133   $ 3,112  $ 3,228
    __________________________________________________________________________
    Effective tax rate                               29.4%     29.8%    31.4%
    __________________________________________________________________________

  Table XII - Reconciliation of Total Income Taxes Reported with the Amount of
        Income Taxes Computed at the Federal Statutory Rate (34% Each Year)
                                    Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

     The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 1999, were approximately $37 million and $2.5 million, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

     Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporation's consolidated financial statements.


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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 1999 and 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of December 31, 1998, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XIII.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

                                                                             To Be Well
                                                                          Capitalized Under
                                                    For Capital             Prompt Corrective
                                Actual           Adequacy Purposes         Action Provisions
As of December 31, 1999    Amount    Ratio     Amount   Ratio > or =    Amount    Ratio > or =

 Total Capital (to Risk
   Weighted Assets)
      Consolidated        $ 75,717   21.96%   $ 27,584    8.00%        $     -       -
      Bank                  74,742   21.71%     27,537    8.00%          34,421    10.00%
 Tier I Capital (to Risk
   Weighted Assets)
      Consolidated          71,400   20.68%     13,812    4.00%              -       -
      Bank                  70,439   20.46%     13,768    4.00%          20,652     6.00%
 Tier I Capital (to
   Average Assets)
      Consolidated          71,400   11.43%     24,980    4.00%              -       -
      Bank                  70,439   11.30%     24,939    4.00%         31,174      5.00%

As of December 31, 1998
  Total Capital (to Risk
    Weighted Assets)
      Consolidated          65,495   20.88%     25,096    8.00%              -       -
      Bank                  64,835   20.72%     25,036    8.00%         31,295     10.00%
  Tier I Capital (to Risk
    Weighted Assets)
      Consolidated          61,644   19.65%     12,548    4.00%              -       -
      Bank                  60,983   19.49%     12,518    4.00%         18,777      6.00%
  Tier I Capital (to
    Average Assets)
      Consolidated          61,644   11.19%     22,041    4.00%              -       -
      Bank                  60,983   11.08%     22,011    4.00%         27,514      5.00%

                    Table XIII - Capital Amounts and Capital Adequacy Ratios
                                       Dollars in Thousands


NOTE 11 - ACQUISITIONS

     On October 26, 1998, the Bank entered into an agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank as a branch office. The Office of the Comptroller of the Currency granted approval of this transaction as did appropriate state regulatory authorities. On February 5, 1999, the acquisition of the assets and the assumption of certain liabilities indicated in Table XIV was completed by the issuance of 120,000 shares of Corporation common stock at market value. The transaction was accounted for by the purchase method of accounting. Goodwill recorded as a result of the transaction is being amortized over ten years on a straight-line basis. All assets, liabilities, and associated income and expenses of that branch are included in the consolidated financial statements from the acquisition date through December 31, 1999. Supplemental pro forma information for prior periods is included in Table XV.

             Cash           $  2,789          Deposits           $ 17,682
             Securities       13,024          Other liabilities       125
             Loans, net        4,998
             Other assets      1,045

           Table XIV - Assets and Liabilities Acquired Through Acquisition
                                 Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ACQUISITIONS - (Continued)

                                             1998       1997
                                           _______    _______
           Net interest income            $ 23,477   $ 22,217
           Provision for loan losses         3,300      1,940
           Noninterest income                7,735      7,100
           Noninterest expense              17,253     16,831
           Net income                        7,502      7,216
           Net income per share               2.57       2.47

      Table XV - Summary Pro Forma Operating Information as if the
                  Acquisition had Occurred January 1, 1997
                 Dollars in Thousands Except Per Share Data



NOTE 12 - EMPLOYEE BENEFIT PLANS

     The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements. The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $792,000, $721,000, and $684,000, in 1999, 1998, and 1997, respectively, are included in salaries and employee benefits expense.

     In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (1999 - $688,000; 1998 - $672,000) purchased in 1993 to fund the plan and the related liability (1999 - $507,000; 1998 - $512,000) were included in other assets and other liabilities, respectively. Net noncash income recognized on these policies of $16,000 in
1999 and $26,000 in 1998 is included in the above asset values.   Net noncash
income was $25,000 in 1997. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $50,000 in 1999, $66,000 in 1998, and $42,000 in 1997.

     The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. Liability increases for current deferred fees, net of benefits paid out, of $199,000 for 1999, $208,000 for 1998, and $174,000 for
1997 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $920,000 in 1999 and $385,000 in 1997, were purchased for new participants. Net noncash income recognized on these policies of $124,000 in 1999 and $109,000 in 1998 is included in the cash surrender values of $3,529,000 and $2,485,000 reported in other assets at December 31, 1999 and 1998, respectively. Net noncash income was $103,000 in 1997.

     In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (1999 - $848,000; 1998 - $804,000) is included in other assets, and net noncash income recognized on this policy of $45,000 in 1999, net noncash expense of $16,000 in 1998, and net noncash income of $34,000 in 1997 are included in the above asset values.

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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                                   December 31, 1999       December 31, 1998
                                   __________________     ___________________
                                   Carrying     Fair      Carrying     Fair
                                    Amount      Value      Amount      Value
                                   ________   ________    _________    ______
Financial assets
  Cash and due from banks         $  23,404  $  23,404   $  21,155   $  21,155
  Federal funds sold                  2,300      2,300      12,000      12,000
  Securities available for sale     111,870    111,870      84,347      84,347
  Securities held to maturity       124,410    121,954     114,648     118,010
  Loans, net                        331,181    325,894     316,332     325,719
  Accrued interest receivable         6,117      6,117       5,850       5,850

Financial liabilities
  Deposits                          540,816    534,159     500,531     487,536
  Securities sold under agree-
    ments to repurchase                 236        236        -           -
  Other short term liabilities          733        733         602         602
  Accrued interest payable            2,864      2,864       2,619       2,619

             Table XVI - Summary of Fair Values of Financial Instruments
                                   Dollars in thousands


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

     Financial assets - Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently from historical cost accounting. Securities available-for-sale and securities held-to-maturity are valued by an independent rating service and are disclosed in detail in Note 2 above. A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made. This rate was adjusted for credit loss and
assumed prepayment risk.   For loans with floating interest rates it is
presumed that estimated fair values generally approximate the recorded book balances.

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

     The Bank's remaining assets and liabilities which are not considered financial instruments have not been valued differently from historical cost accounting. Management is concerned that reasonable comparability between financial institutions may be distorted due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

     At December 31, 1999, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                        First      Second       Third       Fourth
                       Quarter     Quarter     Quarter      Quarter      Total
           1999
Interest income       $   9,952   $   10,209  $    10,423  $    10,630  $   41,214
Interest expense          4,225        4,344        4,568        4,813      17,950
                      _________   __________  ___________  ___________  __________
Net interest income       5,727        5,865        5,855        5,817      23,264
Provision for possible
 loan losses                650          625          200          225       1,700
Noninterest expenses,
 net of noninterest
  income                  2,681        2,481        2,723        3,013      10,898
                      _________   __________  ___________  ___________  __________
Income before income
  taxes                   2,396        2,759        2,932        2,579      10,666
Income taxes                631          824          911          767       3,133
                      _________   __________  ___________  ___________  __________
Net income            $   1,765   $    1,935  $     2,021  $     1,812  $    7,533
__________________________________________________________________________________
Earnings per share    $    0.61   $     0.66  $      0.69  $      0.63  $     2.59

Weighted average
 shares outstanding   2,873,333    2,920,000    2,920,000    2,920,000   2,908,493
__________________________________________________________________________________
                        First      Second       Third       Fourth
                       Quarter     Quarter     Quarter      Quarter      Total
           1998
Interest income       $   9,576   $   10,139  $    10,273  $   10,065   $   40,053
Interest expense          4,271        4,370        4,517       4,286       17,444
                      _________   __________  ___________  __________   __________
Net interest income       5,305        5,769        5,756       5,779       22,609
Provision for possible
 loan losses                950          570          675       1,105        3,300
Noninterest expenses,
 net of noninterest
  income                  1,939        2,408        2,387       2,122        8,856
                      _________   __________  ___________  __________   __________
Income before income
 taxes                    2,416        2,791        2,694       2,552       10,453
Income taxes                678          842          829         763        3,112
                      _________   __________  ___________  __________   __________
Net income            $   1,738   $    1,949  $     1,865  $    1,789   $    7,341
__________________________________________________________________________________
Earnings per share    $    0.62   $     0.69  $      0.67  $     0.64   $     2.62

Weighted average
 shares outstanding   2,800,000    2,800,000    2,800,000   2,800,000    2,800,000
__________________________________________________________________________________
*   These are restated First Quarter, 1998, numbers to give retroactive effect to the 100% stock dividend paid to shareholders of record on April 21, 1998.

            Table XVII - Consolidated Quarterly Results of Operations
                    Dollars in Thousands Except Per Share Data

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - DEPOSITS

     The Bank does not have any foreign offices and all deposits are serviced in its eighteen domestic offices. Maturities of time deposits of $100,000 or more and of all time deposits at December 31 are indicated in Table XVIII and Table XIX, respectively.

                                     1999        1998         1997

              Under 3 months      $ 10,069    $ 13,659     $  9,308
              3 to 12 months        33,235      23,896       25,981
              Over 12 months         5,762       5,056        4,039
                                  ________    ________     ________
                                  $ 49,066    $ 42,611     $ 39,328
              _____________________________________________________

Taxable XVIII - Maturities of Time Deposits of $100,000 or More at December 31
                              Dollars in Thousands

                             2000          $ 188,297
                             2001             17,804
                             2002             11,185
                             2003              5,186
                             2004              1,645
                          Thereafter             424
                                           _________
                                           $ 224,541
                          _______________________________
        Table XIX - Maturities of All Time Deposits at December 31, 1999
                             Dollars in Thousands

NOTE 16 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                           Condensed Balance Sheets
                          December 31, 1999 and 1998
                                                             1999        1998
  Cash                                                    $    189    $    175
  Investment in bank subsidiary - at equity                 71,116      62,490
  Investment in credit life insurance company - at cost         50          50
  Investment in other securities                                23          25
  Dividends receivable from bank subsidiary                  1,051         896
  Cash surrender value - life insurance                      1,021         681
                                                          ________    ________
       Total assets                                       $ 73,450    $ 64,317
______________________________________________________________________________

  Liabilities
    Payable to directors                                  $    323    $    271
    Dividends payable                                        1,051         896
                                                          ________    ________
      Total liabilities                                      1,374       1,167
                                                          ________    ________
  Stockholders' equity
    Common stock - $10 par value, authorized 8,000,000
      shares;  shares issued and outstanding -
      2,920,000 in 1999; 2,800,000 in 1998 - Note           29,200      28,000
    Additional paid-in capital                               4,320        -
    Retained earnings                                       40,049      34,560
    Accumulated other comprehensive income                  (1,493)        590
                                                           _______    ________
      Total stockholders' equity                            72,076      63,150
                                                           _______    ________
      Total liabilities and stockholders' equity          $ 73,450    $ 64,317
______________________________________________________________________________
                   Table XX - Condensed Balance Sheets of Parent
                                 Dollars in Thousands

                            Condensed Statements of Income
                        Years Ended December 31, 1999 and 1998
                                                              1999        1998
  Operating income
    Dividends from bank subsidiary                         $ 2,319     $ 4,564
    Other dividend income                                       72         122
    Interest income                                              4           4
    Other                                                       43           40
  Operating expenses                                           (93)        (84)
                                                           ________    ________
      Income before equity in undistributed net
        income of bank subsidiary                            2,345       4,646

  Equity in undistributed net income of bank subsidiary      5,188       2,695
                                                           ________    _______

      Net Income                                           $ 7,533     $ 7,341
_______________________________________________________________________________
                Table XXI - Condensed Statements of Income of Parent
                                Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)

                      Condensed Statements of Cash Flows
                    Years Ended December 31, 1999 and 1998
                                                                1999     1998
  Operating activities
    Net income for the year                                 $  7,533  $  7,341
    Adjustments to reconcile net income to net cash
         provided by operating activities
      Equity in undistributed net income of bank subsidiary   (5,188)   (2,695)
      Increase in other assets                                  (190)     (142)
      Increase in payables                                        53        51
                                                            _________ _________
         Total adjustments                                    (5,325)   (2,786)
                                                            _________ _________
      Net cash provided by operating activities                2,208     4,555
                                                            _________ _________
  Investing activities
    Purchase of single premium life insurance policy           (305)       -
                                                            _________ _________
    Net cash used by investing activities                      (305)       -
                                                            _________ _________
  Financing activities
    Cash dividends paid                                      (1,889)    (4,452)
                                                            _________ _________
  Increase in cash                                               14        103
  Cash at beginning of year                                     175         72

  Cash at end of year                                       $   189   $    175
_______________________________________________________________________________

              Table XXII - Condensed Statements of Cash Flows of Parent
                                 Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION

     The 2,920,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 1999 had a market value of $160.6 million and were held by 2,092 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

     There is no established public trading market for the stock. The table at the right shows the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three
years.   The table and the graphs below show the earnings and dividends per share and the dividend payout ratio for the last five years. A special dividend was paid in 1998 that makes this ratio higher than other years. Without the special dividend, the payout ratio is in line with other years at 24%.

            Estimated Price Range and Dividends per Share
                          High        Low          Dividend
  1999  First Quarter   $ 46.00      $ 46.00       $   -
        Second Quarter    48.00        46.00          0.34
        Third Quarter     50.00        48.00           -
        Fourth Quarter    55.00        50.00          0.36

  1998  First Quarter   $ 40.00      $ 39.00       $   -
        Second Quarter    45.00        40.00          0.31
        Third Quarter     46.00        45.00           -
        Fourth Quarter    46.00        46.00          1.32

  1997  First Quarter   $ 33.50        32.50       $   -
        Second Quarter    34.50        34.50          0.27
        Third Quarter     36.00        35.00           -
        Fourth Quarter    39.00        36.00          0.28

                          Common Dividend Payout Ratio
                       1999     1998     1997      1996     1995
Earnings per share    $ 2.59   $ 2.62   $ 2.52    $ 2.45   $ 2.18

Cash dividends
  per share           $ 0.70   $ 1.63   $ 0.55    $ 0.49   $ 0.44

Ratio                    27%      62%      22%       20%      20%


     Two color graphs are included at the bottom of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR CONSOLIDATED STATEMENTS OF INCOME" table included on page 46 of the Anuual Statement. The second one illustrates earnings per share with cash dividends for the last five years as stated in the table COMMON DIVIDEND PAYOUT RATIO above.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

                           COMPARATIVE DATA
                         (Dollars in Thousands)
                         1999         1998        1997       1996       1995
 Average assets       $ 600,857   $  552,654   $ 527,926  $ 502,700  $ 463,739

 Average loans (net)  $ 318,868   $  321,239   $ 314,198  $ 290,413  $ 276,166

 Average deposits     $ 524,265   $  483,369   $ 463,576  $ 443,902  $ 409,489
 Return on
   average assets         1.25%        1.33%       1.34%      1.37%      1.32%
 Return on
   beginning equity      11.98%       12.21%      12.97%     14.01%     13.95%
 Tier 1 capital
   to average assets     11.88%       11.19%      11.17%     10.56%     10.45%

    Three color graphs are included below this table which was sent in the
materials sent to our stockholders.   They illustrate average assets, average
net loans, and average deposits for the last five years using information from the "COMPARATIVE DATA" table above.


                                NET INTEREST MARGIN
                               (Dollars in Thousands)
                                1999      1998      1997      1996       1995
     Interest income
     (tax equivalent)        $ 42,297  $ 41,046  $ 39,581   $ 37,986  $ 35,626

     Interest expense          17,950    17,444    17,304     16,712    15,422
                             --------  --------  --------   --------  --------
                             $ 24,347  $ 23,602  $ 22,277   $ 21,274  $ 20,204
     _________________________________________________________________________
     Net interest margin*       4.40%     4.64%     4.65%      4.66%     4.79%
     _________________________________________________________________________
     *Net interest margin is net interest income (tax equivalent) divided by average earning assets.



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