Form 10-K/A
period 1999-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2000-04-03
CIK 703329

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
                                             (931) 388-3711  *   FAX  388-9988

                                                 Also in Nashville and Lebanon







           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                                              December 31,
                 (Dollars in Thousands)                    1999         1998

ASSETS           Cash and due from banks                $  23,404    $  21,155
                 Federal funds sold                         2,300       12,000
                 Securities
                  Available for sale (amortized cost
                   $114,278 and $83,395 respectively)     111,870       84,347
                  Held to maturity (fair value
                   $121,954 and $118,010 respectively)    124,410      114,648
                                                        _________    _________
                     Total securities - Note 2            236,280      198,995
                                                        _________    _________
                 Loans, net of deferred fees - Note 3     335,999      320,184
                   Allowance for possible loan
                    losses - Note 4                        (4,818)      (3,852)
                                                        _________    _________
                      Net loans                           331,181      316,332
                                                        _________    _________
                 Bank premises and equipment, at cost
                   less allowance for depreciation
                     - Note 5                               8,306        7,240
                 Other assets                              18,617       14,689
                                                        _________    _________
                      TOTAL ASSETS                      $ 620,088    $ 570,411
______________________________________________________________________________
LIABILITIES	     Deposits
                   Noninterest-bearing                  $  78,454    $  83,165
                   Interest-bearing (including
                    certificates of deposit over
                    $100,000:  1999 - $49,066;
                    1998 - $42,611)                       462,362      417,366
                                                        _________    _________
                      Total deposits                      540,816      500,531
                 Securities sold under agreements to
                   repurchase                                 236         -
                 Dividends payable                          1,051          896
                 Other short term liabilities                 733          602
                 Accounts payable and accrued
                   liabilities                              5,176        5,232
                                                        _________    _________
                      TOTAL LIABILITIES                   548,012      507,261
                                                        _________    _________

                 COMMITMENTS AND CONTINGENCIES
                      Notes 7 and 9
______________________________________________________________________________
STOCKHOLDERS'    Common stock - $10 par value,
EQUITY             8,000,000 shares authorized;
                   shares issued and outstanding -
                   2,920,000 in 1999; 2,800,000
                   in 1998 -  Note 1                       29,200       28,000
                 Additional paid-in capital - Note 11       4,320         -
                 Retained earnings - Note 6                40,049       34,560
                 Accumulated other comprehensive
                   income (loss)                           (1,493)         590
                      TOTAL STOCKHOLDERS' EQUITY           72,076       63,150

                      TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY            $ 620,088    $ 570,411
______________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars In Thousands Except Per Share Data)

              Years Ended December 31,           1999        1998        1997
INTEREST
INCOME        Interest and fees on loans      $ 28,017    $ 29,155    $ 28,841
                                              ________    ________    ________
              Income on investment securities
              Taxable interest                   9,443       7,326       6,803
              Exempt from federal income tax     2,877       2,583       2,488
              Dividends                            257         300         261
                                              ________    ________     _______
                                                12,577      10,209       9,552
                                              ________    ________     _______
              Other interest income                620         689         254
                                              ________    ________     _______
                 TOTAL INTEREST INCOME          41,214      40,053      38,647
______________________________________________________________________________
INTEREST
EXPENSE       Interest on deposits              17,918      17,414      17,218
              Interest on other short term
                borrowings                          32          30          86
                                              ________    ________     _______
                 TOTAL INTEREST EXPENSE         17,950      17,444      17,304
                                              ________    ________     _______
                   NET INTEREST INCOME          23,264      22,609      21,343
                LOAN LOSSES - Note 4             1,700       3,300       1,940
                                              ________    ________     _______
                   NET INTEREST INCOME
                       LOAN LOSSES              21,564      19,309      19,403
______________________________________________________________________________
NONINTEREST
INCOME        Trust department income            1,670       1,516       1,471
              Service fees on deposit accounts   4,115       3,669       3,744
                and fees                           727       1,043         845
              Other operating income               555         985         394
              Securities gains                     130         351         488
                                              ________    ________     _______
                 TOTAL NONINTEREST INCOME        7,197       7,564       6,942
______________________________________________________________________________
NONINTEREST
EXPENSE       Salaries and employee benefits     8,645       7,776       7,319
              Net occupancy expense              1,524       1,356       1,317
              Furniture and equipment expense    1,251       1,472       1,500
              Other operating expenses           6,675       5,816       5,927
                                              ________    ________     _______
                 TOTAL NONINTEREST EXPENSES     18,095      16,420      16,063
                                              ________    ________     _______
                   INCOME BEFORE PROVISION
                     FOR INCOME TAXES           10,666      10,453      10,282
              PROVISION FOR INCOME TAXES -
                Note 8                           3,133       3,112       3,228
______________________________________________________________________________
                       NET INCOME             $  7,533    $  7,341    $  7,054
______________________________________________________________________________
EARNINGS PER
SHARE         Common Stock - Note 1
                (Weighted average shares
                   outstanding:
                   1999 - 2,908,493; 1998
                   and 1997 - 2,800,000       $   2.59    $  2.62      $  2.52
______________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.


           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                                                       Accumulated
(Dollars in Thousands)                       Additional                   Other
Years Ended December 31,         Common        Paid-in    Retained    Comprehensive
 1999, 1998, and 1997             Stock        Capital    Earnings    Income (Loss)    Total

BALANCE AT JANUARY 1, 1997	     $ 14,000    $    -        $  40,255    $   146       $ 54,401
Comprehensive income
  Net income                                                  7,054                     7,054
  Change in net unrealized gain
   (loss) on securities
   available-for-sale, net of
   reclassification adjustment
   and tax effects                                                         214            214
                                                                                     ________
     Total comprehensive income                                                         7,268
                                                                                     ________
Cash dividends declared, $.55
 per share  *                                               (1,526)                    (1,526)
______________________________________________________________________________________________
BALANCE AT DECEMBER 31, 1997      14,000         -          45,783         360         60,143
______________________________________________________________________________________________

Comprehensive income
  Net income                                                 7,341                      7,341
  Change in net unrealized
   gain (loss) on securities
   available-for-sale,
   net of reclassification
   adjustment and tax effects                                              230            230
                                                                                     ________
      Total comprehensive income                                                        7,571
                                                                                     ________
Two-for-one stock split-Note 1    14,000                   (14,000)                       -
Cash dividends declared,
  $1.63 per share                                           (4,564)                    (4,564)
_____________________________________________________________________________________________
BALANCE AT DECEMBER 31, 1998      28,000         -          34,560         590         63,150
_____________________________________________________________________________________________

Comprehensive income
  Net income                                                 7,533                      7,533
  Change in net unrealized
    gain (loss) on securities
    available-for-sale, net
    of reclassification
    adjustment and tax effects                                           (2,083)       (2,083)
                                                                                     ________
      Total comprehensive income                                                        5,450
                                                                                     _________
Bank acquisition - Note 11         1,200       4,320                                    5,520
Cash dividends declared,
  $.70 per share                                            (2,044)                    (2,044)
_____________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1999    $ 29,200    $  4,320      $ 40,049     $ (1,493)    $  72,076
_____________________________________________________________________________________________

* Cash dividends per share amounts for 1997 are restated to give retroactive effect to the two-for-one stock split as of April 21, 1998.

The accompanying notes are an integral part of the consolidated financial statements.



           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars In Thousands)
                Year Ended December 31,             1999       1998      1997

OPERATING       Net income                       $  7,533   $  7,341  $  7,054
ACTIVITIES      Adjustments to reconcile net
                 income to net cash provided
                 by operating activities
                  Excess (deficiency) of
                   provision for possible loan
                   losses over net charge offs        748        909        17
                  Provision for depreciation and
                   amortization of premises and
                   equipment                        1,166        691       652
                  Provision for depreciation of
                   leased equipment                   300        501       834
                  Amortization of intangibles         218         78       183
                  Amortization of investment
                   security premiums, net of
                   accretion of discounts             911        567       471
                  Increase in cash surrender
                   value of life insurance
                   contracts                         (184)      (119)     (164)
                  Deferred income taxes              (429)      (465)      254
                   (Increase) decrease in
                     Interest receivable             (267)      (484)      183
                     Other assets                     304       (290)       15
                    Increase (decrease) in
                     Interest payable                 244       (174)      255
                     Other liabilities               (426)      (105)    1,137
                                                 ________   ________  ________
                        Total Adjustments           2,585      1,109     3,837
                                                 ________   ________  ________
                        Net cash provided by
                         operating activities      10,118      8,450    10,891
______________________________________________________________________________
INVESTING       Proceeds from maturities, calls,
ACTIVITIES       and sales of available-for-sale
                 securities                        28,958     18,009    11,008
                Proceeds from maturities and
                 calls of held-to-maturity
                 securities                        15,865     11,101    32,387
                Purchases of investment
                 securities
                 Available-for-sale               (47,486)   (52,898)   (4,157)
                 Held-to-maturity                 (25,869)   (29,635)  (10,456)
                Net (increase) decrease
                 in loans                         (10,598)    11,176   (27,628)
                Purchases of premises and
                 equipment                         (1,390)    (1,518)     (236)
                Purchase of single premium
                 life insurance contracts            (920)       -        (385)
                Cash from bank acquisition          2,789        -         -
                                                 ________   ________  ________
                     Net cash used by investing
                      activities                  (38,651)   (43,765)      533
______________________________________________________________________________
FINANCING       Net increase (decrease) in
ACTIVITIES       noninterest-bearing and
                 interest-bearing deposits         22,604     30,249     9,709
                Net increase (decrease) in
                 short term borrowings                366        -      (4,921)
                Cash dividends                     (1,888)    (4,452)   (1,456)
                                                 ________   ________  ________
                    Net cash provided by
                     financing activities          21,082     25,797     3,332
                ______________________________________________________________

                  Increase (decrease) in cash
                   and cash equivalents            (7,451)    (9,518)   14,756
                  Cash and cash equivalents at
                   beginning of period             33,155     42,673    27,917
                  Cash and cash equivalents at
                   end of period                 $ 25,704   $ 33,155  $ 42,673
______________________________________________________________________________

                Supplemental disclosures of cash
                 flow information
                  Cash paid during the period for
                   expenses
                    Interest on deposits and
                     borrowed funds              $ 17,706   $ 17,618  $ 17,050
                    Income taxes                    3,758      3,902     2,927
______________________________________________________________________________
The accompanying notes are an integral part of the consolidated financial statements.










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