Form 10-Q
period 2000-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2000-05-10
CIK 703329

SECURITIES  AND  EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                       For the quarter ended March 31, 2000


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
   Yes   X        No
        ___           ___


     Indicate the number of shares outstanding of each of the issuer's common
stock, as of March 31, 2000.    2,920,000  shares
                                _________________

                        This filing contains   12   pages.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended March 31, 2000, are as follows:

     Consolidated balance sheets - March 31, 2000, and December 31, 1999.

     Consolidated statements of income - For the three months ended March 31, 2000, and March 31, 1999.

     Consolidated statements of cash flows - For the three months ended March 31, 2000, and March 31, 1999.

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________
                                                       March 31   December 31
 (Dollars in Thousands)       (Unaudited)                 2000        1999

ASSETS          Cash and due from banks                 $  22,792    $  23,404
                Federal funds sold                          7,100        2,300
                Securities
                 Available for sale (amortized cost
                  $110,542 and $114,278 respectively)     108,059      111,870
                 Held to maturity (fair value $125,998
                  and $121,954 respectively)              128,787      124,410
                      Total securities                    236,846      236,280
                Loans, net of deferred fees               346,614      335,999
                 Allowance for possible loan losses        (4,931)      (4,818)
                      Net loans                           341,683      331,181
                Bank premises and equipment, at cost
                 less allowance for depreciation            8,219        8,306
                Other assets                               18,831       18,617
                                                        _________    _________
                    TOTAL ASSETS                        $ 635,471    $ 620,088
______________________________________________________________________________
LIABILITIES     Deposits
                 Noninterest-bearing                    $  82,893    $  78,454
                 Interest-bearing (including
                  certificates of deposit over
                  $100,000:  2000 - $51,853; 1999 -
                  $49,066)                                471,215      462,362
                                                        _________    _________
                      Total deposits                      554,108      540,816
                                                        _________    _________
                 Securities sold under agreements to
                  repurchase                                  422          236
                 Dividends payable                           -           1,051
                 Other short term liabilities                 603          733
                 Accounts payable and accrued
                  liabilities                               6,276        5,176
                                                        _________    _________
                      TOTAL LIABILITIES                   561,409      548,012
______________________________________________________________________________
STOCKHOLDERS'   Common stock - $10 par value,
EQUITY           8,000,000 shares authorized;
                  issued and outstanding - 2,920,000       29,200       29,200
                Additional paid-in capital                  4,320        4,320
                Retained earnings                          42,082       40,049
                Accumulated other comprehensive income     (1,540)      (1,493)
                                                        _________    _________
                      TOTAL STOCKHOLDERS' EQUITY           74,062       72,076
                                                        _________    _________
                      TOTAL LIABILITIES AND
                       STOCKHOLDERS' EQUITY             $ 635,471    $ 620,088
______________________________________________________________________________

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
______________________________________________________________________________
                (Dollars In Thousands Except Per Share Data)    (Unaudited)
                       Three Months Ended March 31,           2000       1999
______________________________________________________________________________
INTEREST INCOME         Interest and fees on loans          $ 7,322    $ 6,914
                                                             ______     ______
                        Income on investment securities
                           Taxable interest                   2,607      2,148
                           Exempt from federal income tax       740        725
                           Dividends                             51         51
                                                              ______    ______
                                                              3,398      2,924
                                                              ______    ______
                        Other interest income                   143        114
                          TOTAL INTEREST INCOME              10,863      9,952
______________________________________________________________________________
INTEREST EXPENSE        Interest on deposits                  4,980      4,216
                        Interest on other short term
                         borrowings                              14          9
                                                              _____     ______
                          TOTAL INTEREST EXPENSE              4,994      4,225
                                                              _____     ______
                            NET INTEREST INCOME               5,869      5,727
                        PROVISION FOR POSSIBLE LOAN LOSSES      225        650
                                                              _____     ______
                          NET INTEREST INCOME AFTER
                            PROVISION FOR LOAN LOSSES         5,644      5,077
______________________________________________________________________________
NONINTEREST INCOME      Trust department income                 478        405
                        Service fees on deposit accounts      1,132        951
                        Other service fees, commissions,
                         and fees                                90        235
                        Other operating income                  165        140
                                                              _____      _____
                         TOTAL NONINTEREST INCOME             1,865      1,731
______________________________________________________________________________
NONINTEREST EXPENSES    Salaries and employee benefits        2,436      2,071
                        Net occupancy expense                   354        350
                        Furniture and equipment expense         296        345
                        Other operating expenses              1,632      1,646
                                                              _____      _____
                          TOTAL NONINTEREST EXPENSES          4,718      4,412
                                                              _____      _____
                            INCOME BEFORE PROVISION FOR
                              INCOME TAXES                    2,791      2,396
                        PROVISION FOR INCOME TAXES              757        631
______________________________________________________________________________
                              NET INCOME                    $ 2,034    $ 1,765
______________________________________________________________________________
EARNINGS PER SHARE      Common stock
                         (Weighted average shares
                           outstanding:
                              2000 - 2,920,000
                              1999 - 2,873,333)             $  0.70    $  0.61
______________________________________________________________________________

                FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________
               (Dollars In Thousands)              (Unaudited)
               Three Months Ended March 31,                  2000        1999
______________________________________________________________________________
OPERATING      Net income                                   $  2,034  $  1,765
ACTIVITIES       Adjustments to reconcile net income
                  to net cash provided by operating
                  activities
                    Excess of provision for possible
                      loan losses over net charge offs           112       271
                    Provision for depreciation and
                      amortization of premises and
                      equipment                                  271       275
                    Provision for depreciation of leased
                      equipment                                   75        75
                    Amortization of deposit base intangibles      56        38
                    Amortization of investment security
                      premiums, net of accretion of discounts    194       220
                    Increase in cash surrender value of life
                      insurance contracts                        (56)      (52)
                    Deferred income taxes                        (70)      (66)
                    (Increase) decrease in
                      Interest receivable                       (623)     (483)
                      Other assets                               433      (419)
                    Increase (decrease) in
                      Interest payable                           370        26
                      Other liabilities                          785        93
                                                               _____     _____
                          Total adjustments                    1,547       (22)
                                                               _____     _____
                          Net cash provided by operating
                            activities                         3,581     1,743
______________________________________________________________________________
INVESTING           Proceeds from maturities, calls, and
ACTIVITIES            sales of available-for-sale securities   6,502     8,552
                    Proceeds from maturities and calls of
                      held-to-maturity securities                500     6,671
                    Purchases of investment securities
                      Available-for-sale                      (2,898)   (7,579)
                      Held-to-maturity                        (4,939)  (10,258)
                    Net (increase) decrease in loans         (10,615)    4,339
                    Purchases of premises and equipment         (184)     (493)
                    Acquisition of other assets                  -       2,789
                                                             ________   ______
                          Net cash used by investing
                            activities                       (11,634)    4,021
______________________________________________________________________________
FINANCING           Net increase (decrease) in noninterest-
ACTIVITIES            bearing and interest-bearing deposits   13,292      (851)
                    Cash dividends                            (1,051)     (896)
                                                              ______    ______
                          Net cash provided by financing
                            activities                        12,241    (1,747)
______________________________________________________________________________
                    Increase (decrease) in cash and cash
                      equivalents                              4,188     4,017
                    Cash and cash equivalents at beginning
                      of year                                 25,704    33,155
                                                            ________    ______
                    Cash and cash equivalents at end of
                      year                                  $ 29,892  $ 37,172
______________________________________________________________________________

     The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

   Item 2.   Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

     Average earning assets increased 5.7% in the first three months of 2000 compared to a 3.7% increase in the first three months of 1999. As a financial institution, the Bank's primary earning asset is loans. At March 31, 2000, average net loans had increased 5.1% and represented 57.3% of average earning assets. Loan growth had slowed during 1998 and most of 1999, even decreasing slightly, as increased competition and reaffirmation of strong credit standards in our new markets softened loan demand. However, loan growth and loan quality has steadily increased since the third quarter of 1999. Average investments represented 42.7% of average earning assets at March 31, 2000, an increase of 6.5% in the first three months of 2000. Average total assets were $632 million at the end of the first three months of 2000 compared to $573 million at the end of the first three months of 1999. Period-end assets were $635 million compared to $620 million at December 31, 1999.

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


SECURITIES

     Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At March 31, 2000, the Corporation's investment securities portfolio had $108.1 million available-for-sale securities and $128.8 million held-to-maturity securities. There were $111.9 million available-for-sale securities and $124.4 million held-to-maturity securities at December 31, 1999.


LOANS

     The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $16.3 million or 5.1% in the first three months of 2000 compared to a $4.9 million or 1.5% decrease in the first three months of 1999. Commercial loans increased 3.6%, personal loans decreased 2.3%, and loans secured by real estate posted a 7.1% growth for the first three months of 2000. An asset/liability strategic decision to keep higher quality mortgage loans in the portfolio, rather than sell them in the secondary market, contributed to the increase in this type of loans.

     The Corporation's subsidiary loan review function reviews lines of credit over $75,000. After this review during the first three months of 2000, loans totaling $1.4 million, .40% of the portfolio, were classified as other assets especially mentioned, which is higher than loans totaling $1.0 million so classified at December 31, 1999, $.8 million so classified at September 30 and June 30, but down from the $1.8 million so classified at March 31, 1999. Loans totaling $14.4 million, 4.2% of the portfolio, were classified as substandard at March 31, 2000, which is almost the same as loans so classified at December 31, 1999, but lower than the $15.0 million at September 30, 1999, the $16.0 million at June 30, 1999, and the $15.6 million so classified at March 31, 1999. Loans totaling $1.9 million, .5% of the portfolio, were classified as doubtful at March 31, 2000, which is about the same as the $1.8 million so classified at December 31, 1999, the $1.9 million at September 31, 1999, and June 30, 1999, but less than the $2.6 million so classified at March 31, 1999. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $4.6 million, 1.3% of the total portfolio, were identified as impaired at the end of the first three months of 2000 compared to $3.7 million at December 31, 1999, $2.5 million at September 30, 1999, $2.9 million at June 30, 1999, and $3.3 million at March 30, 1999.

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2000, were $32.6 million and $2.6 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

DEPOSITS

     The Bank does not have any foreign offices and all deposits are serviced in its eighteen domestic offices. The bank's average deposits grew during the first three months of 2000 reflecting a 5.3% growth compared to a 3.7% growth in the first three months of 1999. Short and medium term rates were less competitive compared to longer term rates. This was a contributing factor to the 3.7% growth in average interest-bearing checking accounts, the 7.6% growth in certificates of deposits under $100 thousand, and the 8.7% growth in certificates of deposit over $100 thousand in the first three months of 2000. Savings deposits with limited transactions increased 6.5% during the first three months of 2000. Savings deposits have been strong historically providing a core, low cost, source of funding.


CAPITAL

     Average shareholders' equity in the first three months of 2000 remained strong totaling $72.9 million at March 31, 2000, a 3.9% increase from 1999 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier
I Capital to average assets.   Equity capital (net of certain adjustments for
intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of March 31, 2000, the Corporation's total risk-based and core capital ratios were 21.5% and 20.3% respectively. The comparable ratios were 22.0% and 20.7% at year end 1999. As of March 31, 2000, the Bank's total risk-based and core capital ratios were 21.3% and 20.1% respectively. The comparable ratios were 21.7% and 20.5% at year end 1999. As of March 31, 2000, the Corporation and the Bank had a ratio of core capital to average total assets of 11.8% and 11.6% respectively, compared to 11.4% and 11.3% at December 31, 1999. Management believes, as of March 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.

     Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of March 31, 2000, additional dividends of approximately $10 million could have been declared by the Bank to the Corporation without regulatory agency approval.


YEAR 2000 COMPLIANCE TASK FORCE

     A Year 2000 Compliance Task Force was established in 1998 to evaluate the mission critical software and hardware that must be compatible for continued satisfactory data processing in the Year 2000. The Bank has developed comprehensive contingency/business continuation plans. No significant expenses relating to this issue arose and all branches and internal departments were found to be Year 2000 compliant.


Material Changes in Results of Operations

     Total interest income was 9.2% higher in the first three months of 2000 than the first three months of 1999. Interest and fees earned on loans increased 5.9% due to the increase in the volume of average loans. Interest earned on investment securities and other investments increased 16.5% compared to the first three months of 1999 due to the increased volume of securities.

     Total interest expense in the first three months of 2000 compared to the first three months of 1999 increased 18.2%. The total cost of interest-bearing deposits has slowly increased in a rising rate environment but is monitored monthly by the Asset/Liability Committee. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at March 31, 2000, 1999, and December, 31, 1999 was 4.19%, 4.55%, and 4.40% respectively.

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

     The analysis and review of asset quality by the Bank's loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at March 31, 2000. Additions to the allowance during the first three months of 2000 were lower than the first three months of 1999. The allowance for possible loan and lease losses was $4.9 million or 1.42% of gross loans at March 31, 2000 which compares to $4.3 million or 1.35% at March 31, 1999. Net charge offs for the first quarter of 2000 were $112 thousand, an annualized net charge off ratio of .13%. Earnings coverage of net charge offs was over 18.1% at March 31, 2000. Net charge offs for the first quarter of 1999 were $379 thousand, an annualized net charge off ratio of .48%. Earnings coverage of net charge offs was just over 4.6% at March 31,
1999.   Non-performing loans as a percentage of the allowance for possible loan and lease losses was 69.4% at the end of the first quarter of 2000 compared to 91.0% at the end of the first quarter of 1999. The emphasis to strengthen credit underwriting standards has contributed to these improved ratios.

     There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three months of 2000. The carrying value of other real estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for other real estate at March 31, 2000, December 31, 1999, and March 31, 1999, and totaled $428 thousand, $582 thousand, and $786 thousand respectively.

     Noninterest income increased 7.7% during the first three months of 2000 compared to the first three months of 1999. Income from fiduciary services provided in the Bank's trust department remained strong, increasing 18.2%.

     Noninterest expenses, excluding the provision for possible loan losses, were 6.9% more in the first three months of 2000 than in the first three months of 1999. The salaries of additional employees, at two more offices than in the first quarter of 1999, contributed to this increase.

     Net income was 15.2% higher for the first three months of 2000 compared to the first three months of 1999. The increase in interest income was more than the increase in interest cost. The increase in noninterest income, lower additions to the allowance for possible loan losses, and tax savings, more than offset the increase in noninterest expense.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FIRST FARMERS AND MERCHANTS CORPORATION
                                  (Registrant)



    Date   May 8, 2000        /s/ Waymon L. Hickman
                                  Waymon L. Hickman,
                                Chairman of the Board
                              (Chief Executive Officer)




    Date   May 8, 2000        /s/ Patricia N. McClanahan
                                  Patricia N. McClanahan,
                                        Treasurer
                              (Principal Accounting Officer)