Form 10-Q
period 2000-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2000-08-11
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549



                                  FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



                     For the quarter ended June 30, 2000
                        Commission file number 0-10972


                    First Farmers and Merchants Corporation
              (Exact name of registrant as specified in its charter)


          Tennessee                                  62-1148660
  _______________________________                 ___________________
  (State or other jurisdiction of                  (I.R.S. Employer
   in corporation or organization)                Identification No.)


       816 South Garden Street
       Columbia, Tennessee                          38402 - 1148
________________________________________           __________________
(Address of principal executive offices)             (Zip Code)


                               (931) 388-3145
            ____________________________________________________
            (Registrant's telephone number, including area code)

______________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ____      ____

     Indicate the number of shares outstanding of each of the
issuer's common stock, as of June 30, 2000.    2,920,000  shares
                                             ___________________

               This filing contains 12 pages.

                   PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June 30, 2000, are as follows:

     Consolidated balance sheets - June 30, 2000, and December 31, 1999.

     Consolidated statements of income - For the three months and six months ended June 30, 2000 and June 30, 1999.

     Consolidated statements of cash flows - For the six months ended June 30, 2000 and June 30, 1999.


             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
      				                                           June 30,	    December 31,
(Dollars in Thousands)        (Unaudited)		           2000		          1999
______________________________________________________________________________
ASSETS	        Cash and due from banks	            $ 	20,613      	$ 	23,404
              	Federal funds sold		                     -		            2,300
              	Securities
           	    Available for sale (amortized
                 cost $106,896 and $114,278
                 respectively) 		                    104,391		       111,870
           	    Held to maturity (fair value
                 $124,894 and $121,954
                 respectively)		                     127,151		       124,410
                                                   _________       __________
	                   Total securities		               231,542		       236,280
                                                   _________       __________
               	Loans, net of deferred fees		        358,273		       335,999
            	    Allowance for possible
                 loan losses 		                      (5,067)		       (4,818)
                                                   _________       __________
	                   Net loans		                      353,206		       331,181
                                                   _________       __________
              	Bank premises and equipment,
                at cost less allowance for
                depreciation		                         8,200		         8,306
              	Other assets		                         19,013		        18,617
                                                   _________       __________
	                    TOTAL ASSETS	                 $	632,574	      $	620,088
______________________________________________________________________________

LIABILITIES	   Deposits
           	     Noninterest-bearing	              $ 	75,757	      $ 	78,454
           	     Interest-bearing (including
                  certificates of deposit over
                  $100,000:  2000 - $58,189;
                  1999 - $49,066)		                  470,921		       462,362
                                                   _________       __________
	                    Total deposits		                546,678		       540,816
                                                   _________       __________
	              Federal funds purchased and
                securities sold under repurchase
                agreements		                           3,002		           236
              	Dividends payable		                     1,080		         1,051
              	Other short term liabilities		            750		           733
              	Accounts payable and accrued
                liabilities		                          6,016		         5,176
                                                   _________       __________
        	            TOTAL LIABILITIES		             557,526		       548,012
______________________________________________________________________________

STOCKHOLDERS'	 Common stock - $10 par value,
EQUITY          8,000,000 shares authorized;
                2,920,000 shares issued
               	and outstanding -        		           29,200		        29,200
              	Additional paid-in capital		            4,320		         4,320
              	Retained earnings 		                   43,081		        40,049
              	Accumulated other comprehensive
                income		                              (1,553)		       (1,493)
                                                   _________        ________
	                       TOTAL STOCKHOLDERS'
                         EQUITY		                     75,048		        72,076
                                                   _________        ________
					       	            TOTAL LIABILITIES AND
         	                STOCKHOLDERS' EQUITY	    $	632,574	      $	620,088

______________________________________________________________________________

              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


	(Dollars In Thousands Except Per Share Data)	      Three Months Ended    Six Months Ended
                                                         June 30,        	    June 30,
                  (Unaudited)  		                     2000    	 1999	      2000  	   1999

INTEREST INCOME	      Interest and fees on loans	   $	7,713	  $	6,935	  $	15,035  $	13,849
                     	Income on investment
                       securities
                	     Taxable interest		              2,588		   2,265		    5,195		   4,413
                	     Exempt from federal
                       income tax		                     755		     723		    1,495		   1,448
                	     Dividends		                       109		     111		      160		     162
                                                    _______   _______   ________  ________
                                                   			3,452		   3,099		    6,850		   6,023
                                                    _______   _______   ________  ________
	                     Other interest income		           114		     175		      257		     289
                                                    _______   _______   ________  ________
	                       TOTAL INTEREST INCOME		      11,279		  10,209		   22,142		  20,161
__________________________________________________________________________________________
INTEREST EXPENSE 	    Interest on deposits		          5,207		   4,338		   10,187		   8,554
                     	Interest on other short
                       term borrowings		                 44		       6		       58		      15
                                                    _______   _______   ________  ________
                 	      TOTAL INTEREST EXPENSE		      5,251		   4,344		   10,245		   8,569
                                                    _______   _______   ________  ________
									                NET INTEREST INCOME		        6,028		   5,865		   11,897		  11,592
                         	PROVISION FOR POSSIBLE
                            LOAN LOSSES		               225		     625		      450		   1,275
                                                 			_______   _______			________		________
                 	      NET INTEREST INCOME AFTER
             	           PROVISION FOR LOAN LOSSES    5,803		   5,240		   11,447		  10,317
________________________________________________________________________________

NONINTEREST INCOME	   Trust department income		         454		     446		      932		     851
	                     Service fees on deposit
                       accounts		                     1,207		   1,045		    2,339		   1,996
                     	Other service fees,
                       commissions, and fees		          135		     249		      225		     484
                     	Other operating income		          111		     199		      276		     339
                     	Securities gains (losses)		       -		       130		      -		       130
                                                    _______    ______     ______  ________
	                     TOTAL NONINTEREST INCOME		      1,907		   2,069		    3,772		   3,800
________________________________________________________________________________

NONINTEREST EXPENSES	 Salaries and employee
                       benefits		                     2,454		   2,176		    4,890		   4,247
                     	Net occupancy expense		           379		     412		      733		     762
                     	Furniture and equipment
                       expense		                        308		     274		      604		     619
                     	Other operating expenses		      1,634		   1,688		    3,266		   3,334
                                                    _______    ______     ______    ______
	                       TOTAL NONINTEREST EXPENSES		  4,775		   4,550		    9,493		   8,962
                                                    _______    ______     ______    ______
             	           INCOME BEFORE PROVISION
                          FOR INCOME TAXES		          2,935		   2,759		    5,726		   5,155
                     	PROVISION FOR INCOME TAXES		      856		     824		    1,613		   1,455
__________________________________________________________________________________________

             	                  NET INCOME 	        $	2,079	  $	1,935	  $ 	4,113  $ 	3,700
__________________________________________________________________________________________

EARNINGS PER SHARE	   Common stock
                        2,920,000 shares
                         outstanding 2000
                 	      2,896,796 shares
                         outstanding 1999	          $	 0.71	  $	 0.66   $	  1.41	 $	  1.28
__________________________________________________________________________________________



              FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars In Thousands)       (Unaudited)

             Six Months Ended June 30,	                        2000     	1999

OPERATING	   Net income	                                    $ 	4,113	 $ 	3,700
ACTIVITIES   Adjustments to reconcile net income to net
              cash provided by operating activities
               Excess (deficiency) of provision for
                 possible loan losses over net charge offs		     249		     647
     	          Provision for depreciation and amortization
                 of premises and equipment		                     552		     558
     	          Provision for depreciation of leased
                 equipment                                       150		     150
        	       Amortization of deposit base intangibles		       111		      97
        	       Amortization of investment security
                 premiums, net of accretion of discounts         372		     437
        	       Increase in cash surrender value of life
                 insurance contracts	                           (116)		    (91)
     	          Deferred income taxes		                         (149)		   (321)
       	       (Increase) decrease in
      	          Interest receivable		                          (220)		   (224)
      	          Other assets		                                  416		     438
        	       Increase (decrease) in
      	          Interest payable		                              481		     125
      	          Other liabilities		                             553		     188
                                                            ________  ________
	                    Total Adjustments		                       2,399		   2,004
                                                            ________  ________
     	               Net cash provided by operating
                      activities		                             6,512		   5,704
______________________________________________________________________________

INVESTING	    Proceeds from maturities, calls, and sales of
ACTIVITIES	    available-for-sale securities		                13,004		  14,155
          	   Proceeds from maturities and calls of
               held-to-maturity securities		                   4,760	  	13,405
          	   Purchases of investment securities
        	      Available-for-sale		                           (5,861)	 (36,903)
        	      Held-to-maturity		                             (7,634)		(12,521)
          	   Net (increase) decrease in loans		             (22,273)  		4,654
          	   Purchases of premises and equipment		             (446)		   (559)
           	  Acquisition of other assets		                      -		     2,789
          	   Purchase of single premium life insurance
               contracts		                                      (600)      -
                                                            _________  ________
			                                                          (19,050)		(14,980)
_______________________________________________________________________________

FINANCING	    Net increase in noninterest-bearing and
ACTIVITIES     interest-bearing deposits		                     5,862		  (7,005)
              Net increase (decrease) in short term
               borrowings		                                    2,636	   	3,800
          	   Cash dividends		                                (1,051)   		(896)
                                                            ________   ________
     	               Net cash provided by financing
                      activities		                             7,447		  (4,101)
_______________________________________________________________________________

	               Increase (decrease) in cash and cash
                 equivalents		                                (5,091)		(13,377)
	               Cash and cash equivalents at beginning of
                 period		                                     25,704	  	33,155
                                                            ________   _______
	               Cash and cash equivalents at end of period 	$	20,613	 $	19,778
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

Item 2.   Management's Discussion and Analysis of Financial
Condition

Material Changes in Financial Condition

     Average earning assets increased 6.4% in the first half of 2000 compared to a 6.1% increase in the first half of 1999. As a financial institution, the Bank's primary earning asset is loans. At June 30, 2000, average net loans had increased 7.1% and represented 58.0% of average earning assets. Loan growth had slowed during 1998 and most of 1999, even decreasing slightly, as increased competition and reaffirmation of strong credit standards in our new markets softened loan demand. However, loan growth and loan quality has steadily increased since the third quarter of 1999. Average investments represented 42.0% of average earning assets at June 30, 2000, an increase of 5.5% in the first half of 2000. However, quarter end investments were down from 1999 year end as maturing investments were used to fund loan growth. Average total assets were $635 million at the end of the first half of 2000 compared to $586 million at the end of the first half of 1999.
Period-end assets were $633 million compared to $620 million at December 31, 1999.

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



SECURITIES

     Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At June 30, 2000, the Corporation's investment securities portfolio had $104.4 million available-for-sale securities and $127.2 million held-to-maturity securities. There were $111.9 million available-for-sale securities and $124.4 million held-to-maturity securities at December 31, 1999.



LOANS

     The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given
loan and the appropriate pricing for that loan.   The Bank
maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $22.6 million or 7.1% in the first six months of 2000 compared to a $5.6 million or 1.8% decrease in the first six months of 1999. Commercial loans increased 7.7%, personal loans decreased 2.7%, and loans secured by real estate posted a 9.2% growth for the first six months of 2000. An asset/liability strategic decision to keep higher quality mortgage loans in the portfolio, rather than sell them in the secondary market, contributed to the increase in this type of loans.

     The Corporation's subsidiary loan review function reviews lines of credit for credit quality. After this review during the first half of 2000, loans totaling $3.4 million, .94% of the portfolio, were recognized as other assets especially mentioned at June 30, 2000, which is up from the $1.4 million recognized at March 31, 2000 and $1.0 million at December 31, 1999. Loans totaling $16.2 million, 4.5% of the portfolio, were classified as substandard at June 30, 2000, which is an increase compared to $14.4 million so classified at March 31, 2000 and December 31, 1999. Loans totaling $1.6 million, .5% of the portfolio, were classified as doubtful at June 30, 2000, which is a decrease from $1.9 million so classified at March 31, 1999, and $1.8 million at December 31, 1999. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. During the second quarter of 2000, a normal safety and soundness examination was conducted by the Office of the Comptroller of the Currency. These loan classifications of management were reviewed during this examination. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $2.5 million, .7% of the total portfolio, were identified as impaired at the end of the first six months of 2000 compared to $4.6 milllion at March 31, 2000, and $3.7 million at December 31, 1999.

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2000, were $31.9 million and $2.5 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

DEPOSITS

     The Bank does not have any foreign offices and all deposits are serviced in its eighteen domestic offices. The bank's average deposits grew during the first half of 2000 reflecting a 5.6% growth which is almost the same as the first half of 1999. Short and medium term rates were less competitive compared to longer term rates in response to an Asset/Liability Committee strategy to lengthen deposit maturities. This was a contributing factor to the 3.1% growth in average interest-bearing checking accounts, the 8.0% growth in certificates of deposits under $100 thousand, and the 11.9% growth in certificates of deposit over $100 thousand in the first six months of 2000. Savings deposits with limited transactions increased 6.1% during the first six months of 2000. Savings deposits have been strong historically providing a core, low cost, source of funding. Noninteresting bearing deposits, also known as regular demand deposits, represent 14.0% of total deposits. This historical trend has contributed to the maintenance of deposits costs.



CAPITAL

     Average shareholders' equity in the first half of 2000 remained strong totaling $73.9 million at June 30, 2000, a 5.4% increase from 1999 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     	Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to
average assets.   Equity capital (net of certain adjustments for
intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of June 30, 2000, the Corporation's total risk-based and core capital ratios were 21.4% and 20.1% respectively. The comparable ratios were 22.0% and 20.7% at year end, 1999. As of June 30, 2000, the Bank's total risk-based and core capital ratios were 21.2% and 19.9% respectively. The comparable ratios were 21.7% and 20.5% at year end, 1999. As of June 30, 2000, the Corporation and the Bank had a ratio of core capital to average total assets of 11.6% and 11.5% respectively, compared to 11.4% and 11.3% at December 31, 1999. Management believes, as of June 30, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.

     	Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of June 30, 2000, additional dividends of approximately $11.3 million could have been declared by the Bank to the Corporation without regulatory agency approval.



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



Material Changes in Results of Operations

     Total interest income was 9.8% higher in the first six months of 2000 than the first six months of 1999. Interest and fees earned on loans increased 8.6% due to the increase in the volume of average loans. Interest earned on investment securities and other investments increased 12.6% compared to the first six months of 1999.

     Total interest expense in the first six months of 2000 compared to the first six months of 1999 increased 19.6%. The total cost of interest-bearing deposits has increased all year as interest rates have increased. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at June 30, 2000, 1999, and December, 31, 1999 was 4.23%, 4.51%, and 4.40% respectively.

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

     The analysis and review of asset quality by the Bank's loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at June 30, 2000. Additions to the allowance during the first half of 2000 were lower than the first half of 1999. The allowance for possible loan and lease losses was $5.1 million or 1.41% of gross loans at June 30, 2000 which compares to $4.7 million or 1.47% at June 30, 1999. Net charge offs at the end of the second quarter of 2000 were $201 thousand, an annualized net charge off ratio of .12%. Earnings coverage of net charge offs was over 20.5% at June 30, 2000.
Net charge offs at the end of the second quarter of 1999 were $628 thousand, an annualized net charge off ratio of .40%. Earnings coverage of net charge offs was just over 5.9% at June 30, 1999. Non-performing loans as a percentage of the allowance for possible loan and lease losses was 50.2% at the end of the second quarter of 2000 compared to 62.0% at the end of the second quarter of 1999. The emphasis to strengthen credit underwriting standards has contributed to these improved ratios.

     There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first half of 2000. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at June 30, 2000, December 31, 1999, and June 30, 1999, and totaled $447 thousand, $582 thousand, and $753 thousand respectively.

     Noninterest income decreased .7% during the first six months of 2000 compared to the first six months of 1999.
Income from fiduciary services provided in the Bank's Trust
Department remained strong, increasing 9.6%. An internet banking product is being tested by employees and will be offered to our customers in the latter part of the third quarter.

     Noninterest expenses, excluding the provision for possible loan losses, were 5.9% more in the first six months of 2000 than in the first six months of 1999. The salaries of employees and occupancy expense related to additional offices contributed to this increase.

     Net income is 11.2% higher for the first six months of 2000 compared to the first six months of 1999. The increase in interest income was more than the increase in interest cost. Lower additions to the allowance for possible loan losses offset the increase in noninterest expenses not covered by noninterest income and the increase in taxes.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 FIRST FARMERS AND MERCHANTS CORPORATION
                 _______________________________________
                             (Registrant)




Date  August 8, 2000              /s/ Waymon L. Hickman
      ______________                  _________________
                                      Waymon L. Hickman,
                                    Chairman of the Board
                                   (Chief Executive Officer)


Date  August 8, 2000              /s/ Patricia N. McClanahan
      ______________                  ______________________
                                      Patricia N. McClanahan,
                                            Treasurer
                                   (Principal Accounting Officer)