Form 10-Q
period 2000-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2000-11-14
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                     FORM 10-Q


                   Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934


                      For the quarter ended September 30, 2000
                            Commission file number 0-10972
                                                   _______


                     First Farmers and Merchants Corporation
  ___________________________________________________________________________
             (Exact name of registrant as specified in its charter)


         Tennessee                                  62-1148660
  ______________________________                ___________________
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)


      816 South Garden Street
      Columbia, Tennessee                              38402 - 1148
  _________________________________              ____________________________
  (Address of principal executive offices)             (Zip Code)


                                 (931) 388-3145
   __________________________________________________________________________
              (Registrant's telephone number, including area code)


   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ____       ___

     Indicate the number of shares outstanding of each of the
issuer's common stock, as of September 30, 2000.    2,920,000 shares
                                                    ________________


            This filing contains   12   pages.
                                 ______

                         PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements

     The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended September 30, 2000, are as follows:

     Consolidated balance sheets - September 30, 2000, and December 31, 1999.

     Consolidated statements of income - For the three months and nine months ended September 30, 2000 and September 30, 1999.

     Consolidated statements of cash flows - For the nine months ended September 30, 2000 and September 30, 1999.

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________________
                                                          September 30    December 31
                (Dollars in Thousands)    (Unaudited)         2000           1999
______________________________________________________________________________________
 ASSETS          Cash and due from banks                    $  22,864      $  23,404
                 Federal funds sold                            10,400          2,300
                 Securities
                   Available for sale (amortized cost
                    $103,869 and $114,278 respectively)       102,472        111,870
                   Held to maturity (fair value $127,581
                    and $121,954 respectively)                128,533        124,410
                                                            _________      _________
                        Total securities                      231,005        236,280
                                                            _________      _________
                 Loans, net of deferred fees                  361,808        335,999
                   Allowance for possible loan losses          (5,196)        (4,818)
                                                            _________      _________
                        Net loans                             356,612        331,181
                                                            _________      _________
                 Bank premises and equipment, at cost
                   less allowance for depreciation              8,270          8,306
                 Other assets                                  19,714         18,617
                                                            _________      _________
                      TOTAL ASSETS                          $ 648,865      $ 620,088
______________________________________________________________________________________

LIABILITIES      Deposits
                   Noninterest-bearing                      $  89,628      $  78,454
                   Interest-bearing (including certificates
                     of deposit over $100,000:  2000 -
                     $55,761; 1999 $49,066)                   472,431        462,362
                                                            _________      _________
                        Total deposits                        562,059        540,816
                                                            _________      _________
                   Federal funds purchased and securities
                     sold under repurchase agreements           1,044            236
                   Dividends payable                             -             1,051
                   Other short term liabilities                   741            733
                   Accounts payable and accrued liabilities     7,114          5,176
                                                            _________      _________
                      TOTAL LIABILITIES                       570,958        548,012
________________________________________________________________________________________

STOCKHOLDERS'       Common stock - $10 par value, 8,000,000
EQUITY                shares authorized;  issued and
                      outstanding - 2,920,000                  29,200         29,200
                    Additional paid-in capital                  4,320          4,320
                    Retained earnings                          45,254         40,049
                    Accumulated other comprehensive income       (867)        (1,493)
                                                            _________      ____________
                      TOTAL STOCKHOLDERS' EQUITY               77,907         72,076
                                                            _________      ____________
                      TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY                $ 648,865      $ 620,088
_______________________________________________________________________________________

             FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________________________________________
      (Dollars In Thousands Except Per Share Data)        Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                            2000      1999        2000       1999
INTEREST INCOME         Interest and fees on loans        $ 8,015   $ 7,044    $ 23,050   $ 20,893
                                                          _______   _______    ________   ________
                        Income on investment securities
                          Taxable interest                  2,506     2,496       7,701      6,909
                          Exempt from federal income tax      764       708       2,259      2,156
                          Dividends                            63        54         223        216
                                                          _______   _______    ________   ________
                                                            3,333     3,258      10,183      9,281
                                                          _______   _______    ________   ________
                        Other interest income                 153       121         410        410
                                                          _______   _______    ________   ________
                          TOTAL INTEREST INCOME            11,501    10,423      33,643     30,584
______________________________________________________________________________________________________

INTEREST EXPENSE       Interest on deposits                 5,518     4,560      15,705     13,114
                       Interest on other short term
                         borrowings                            29         8          87         23
                                                          _______   _______    ________   ________
                          TOTAL INTEREST EXPENSE            5,547     4,568      15,792     13,137
                                                          _______   _______    ________   ________
                            NET INTEREST INCOME             5,954     5,855      17,851     17,447
                       PROVISION FOR POSSIBLE LOAN LOSSES     225       200         675      1,475
                                                          _______   _______    ________   ________
                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES         5,729     5,655      17,176     15,972
______________________________________________________________________________________________________

NONINTEREST INCOME     Trust department income               439        398       1,371      1,249
                       Service fees on deposit accounts    1,513      1,069       3,852      3,065
                       Other service fees, commissions,
                         and fees                            103        163         328        647
                       Other operating income                163        123         439        462
                       Securities gains                      -          -           -          130
                                                          ______    _______    ________    _______
                          TOTAL NONINTEREST INCOME         2,218      1,753       5,990      5,553
______________________________________________________________________________________________________


NONINTEREST EXPENSES   Salaries and employee benefits      2,458      2,197       7,348      6,444
                       Net occupancy expense                 376        379       1,109      1,141
                       Furniture and equipment expense       297        318         901        937
                       Other operating expenses            1,698      1,582       4,964      4,916
                                                          ______    _______    ________    _______
                          TOTAL NONINTEREST EXPENSES       4,829      4,476      14,322     13,438
                                                          ______    _______    ________    _______
                            INCOME BEFORE PROVISION FOR
                              INCOME TAXES                 3,118      2,932       8,844      8,087
                          PROVISION FOR INCOME TAXES         946        911       2,559      2,366
______________________________________________________________________________________________________

                               NET INCOME               $  2,172    $  2,021   $  6,285    $  5,721
______________________________________________________________________________________________________

EARNINGS PER SHARE     Common stock
                          2,920,000 shares
                             outstanding 2000
                          2,904,615 shares
                             outstanding 1999           $  0.74     $  0.69    $   2.15    $   1.97
______________________________________________________________________________________________________

                 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________________
             (Dollars In Thousands)       (Unaudited)
              Nine Months Ended September 30,                         2000       1999

OPERATING    Net income                                            $  6,285   $  5,721
ACTIVITIES                                                         _________  _________
             Adjustments to reconcile net income to net cash
              provided by operating activities
               Excess of provision for possible loan losses
                over net charge offs                                    378        688
               Provision for depreciation and amortization of
                premises and equipment                                  836        867
               Provision for depreciation of leased equipment           225        225
               Amortization of intangibles                              167        158
               Amortization of investment security premiums,
                net of accretion of discounts                           502        682
               Increase in cash surrender value of life insurance
                contracts                                              (177)      (134)
               Deferred income taxes                                   (245)      (367)
              (Increase) decrease in
                Interest receivable                                    (749)      (644)
                Other assets                                           (149)       (52)
               Increase (decrease) in
                Interest payable                                        985        261
                Other liabilities                                     1,140        371
                                                                   _________  _________
                  Total Adjustments                                   2,913      2,055
                                                                   _________  _________
                  Net cash provided by operating activities           9,198      7,776
_________________________________________________________________________________________

INVESTING    Proceeds from maturities, calls, and sales of
ACTIVITIES    available-for-sale securities                          18,006     19,957
             Proceeds from maturities and calls of held-to-maturity
              securities                                              6,582     15,465
             Purchases of investment securities
              Available-for-sale                                     (7,931)   (36,969)
              Held-to-maturity                                      (10,874)   (14,942)
             Net increase in loans                                  (25,809)    (3,108)
             Purchases of premises and equipment                       (800)    (1,015)
             Acquisition of other assets                                -        2,789
             Purchase of single premium life insurance contracts       (600)      (920)
                                                                   _________   ________
                  Net cash used by investing activities             (21,424)   (18,744)
_________________________________________________________________________________________

FINANCING    Net increase in noninterest-bearing and
ACTIVITIES    interest-bearing deposits                              21,243     14,458
             Net increase in short term borrowings                      675        _
             Cash dividends                                          (2,132)    (1,889)
                                                                   ---------   --------
                  Net cash provided by financing activities          19,786     12,570
_________________________________________________________________________________________

                  Increase in cash and cash equivalents               7,560      1,602
                  Cash and cash equivalents at beginning of period   25,704     33,155
                                                                   _________  _________
                  Cash and cash equivalents at end of period       $ 33,264   $ 34,757
_________________________________________________________________________________________

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

Item 2.   Management's Discussion and Analysis of Financial Condition


Material Changes in Financial Condition
_______________________________________

     Average earning assets increased 6.8% in the first three quarters of 2000 compared to a 7.5% increase in the first three quarters of 1999. As a financial institution, the Bank's primary earning asset is loans. At September 30, 2000, average net loans had increased 8.4% and represented 54.0% of average earning assets. Loan growth had slowed during 1998 and most of 1999, even decreasing slightly, as increased competition and reaffirmation of strong credit standards in our new markets softened loan demand. However, loan growth and loan quality has steadily increased since the third quarter of 1999. Average investments represented 38.5% of average earning assets at September 30, 2000, an increase of 4.7% in the first three quarters of 2000. However, quarter end investments without fed funds were down from 1999 year end as maturing investments were used to fund loan growth. Average total assets were $637.8 million at the end of the first three quarters of 2000 compared to $593.5 million at the end of the first three quarters of 1999. Period end assets were $648.9 million compared to $620.1 million at December 31, 1999.

     The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those which can be repriced to current market rates within a defined time period. The following sections analyze the average balance sheet and the major components of the period end balance sheet.



SECURITIES

     Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At September 30, 2000, the Corporation's investment securities portfolio had $102.5 million available-for-sale securities and $128.5 million held-to-maturity securities. There were $111.9 million available-for-sale securities and $124.4 million held-to-maturity securities at December 31, 1999.



LOANS

     The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $26.8 million or 8.4% in the first nine months of 2000 compared to a $4.2 million or 1.3% decrease in the first nine months of 1999. Commercial loans increased 16.6%, personal loans decreased 6.2%, and loans secured by real estate posted a 13.9% growth for the first nine months of 2000. An asset/liability strategic decision to keep higher quality mortgage loans in the portfolio, rather than sell them in the secondary market, contributed to the increase in this type of loans.

     The Corporation's subsidiary loan review function reviews loan relationships having an aggregate indebtedness of $100 thousand or more for credit quality. This review is supplemented by an independent third party review semiannually. After the internal review during the first three quarters of 2000, loans totaling $4.1 million, 1.1% of the portfolio, were recognized as other assets especially mentioned at September 30, 2000, which is up from the $3.4 million recognized at June 30, 2000, the $1.4 million recognized at March 31, 2000, and the $1.0 million recognized at December 31, 1999. Loans totaling
$15.4 million, 4.3% of the portfolio, were classified as substandard at September 30, 2000, which is a decrease compared to the $16.3 million so classified at June 30, 2000, but an increase compared to the $14.4 million so classified at March 31, 2000 and December 31, 1999. Loans totaling $.7 million, .2% of the portfolio, were classified as doubtful at September 30, 2000, which is a decrease from $1.7 million so classified at June 30, 2000, $1.9 million so classified at March 31, 2000, and $1.8 million at December 31, 1999. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. During the second quarter of 2000, a normal safety and soundness examination was conducted by the Office of the Comptroller of the Currency. These loan classifications of management were reviewed during this examination without significant revisions. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $3.8 million, 1.1% of the total portfolio, were identified as impaired at the end of the first nine months of 2000 compared to $2.5 million at June 30, 2000, $4.6 million at March 31, 2000, and $3.7 million at December 31, 1999.


     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2000, were $34.5 million and $2.5 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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



DEPOSITS


     The Bank does not have any foreign offices and all deposits are serviced in its eighteen domestic offices. The bank's average deposits grew during the first three quarters of 2000 reflecting a 5.8% growth compared to a 7.1% growth in the first three quarters of 1999. Short and medium term rates were less competitive compared to longer term rates in response to an Asset/Liability Committee strategy to lengthen deposit maturities. This was a contributing factor to the 1.7% growth in average interest-bearing checking accounts, the 9.7% growth in certificates of deposits under $100 thousand, and the 15.5% growth in certificates of deposit over $100 thousand in the first nine months of 2000. Savings deposits with limited transactions increased 4.4% during the first nine months of 2000. Savings deposits have been strong historically providing a core, low cost, source of funding. Noninteresting bearing deposits, also known as regular demand deposits, represent 14.0% of total deposits. This historical trend has contributed to the maintenance of deposits costs at favorable levels.



CAPITAL

     Average shareholders' equity in the first three quarters of 2000 remained strong totaling $74.9 million at September 30, 2000, a 6.7% increase from 1999 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure
capital adequacy require the Corporation and the Bank to
maintain minimum amounts and ratios of Total Capital and Tier I
Capital to risk-weighted assets and of average Tier I Capital to
average assets.   Equity capital (net of certain adjustments for
intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of September 30, 2000, the Corporation's total risk-based and core capital ratios were 21.5% and 20.3% respectively. The comparable ratios were 21.9% and 20.7% at year end, 1999. As of September 30, 2000, the Bank's total risk-based and core capital ratios were 21.3% and 20.1% respectively. The comparable ratios were 21.7% and 20.5% at year end, 1999. As of September 30, 2000, the Corporation and the Bank had a ratio of core capital to average total assets of 12.0% and 11.8% respectively, compared to 11.4% and 11.3% at December 31, 1999. Management believes, as of September 30, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.


     Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of September 30, 2000, additional dividends of approximately $13.5 million could have been declared by the Bank to the Corporation without regulatory agency approval.


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


Material Changes in Results of Operations
_________________________________________

     Total interest income was 10.0% higher in the first nine months of 2000 than the first nine months of 1999. Interest and fees earned on loans increased 10.3% due to the increase in the volume of average loans. Interest earned on investment securities and other investments increased 9.3% compared to the first nine months of 1999.

     Total interest expense in the first nine months of 2000 compared to the first nine months of 1999 increased 20.2%. The total cost of interest-bearing deposits has increased all year as interest rates have increased. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at September 30, 2000, 1999, and December, 31, 1999 was 4.21%, 4.46%, and 4.40% respectively.

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

     The analysis and review of asset quality by the Bank's loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at September 30, 2000. Additions to the allowance during the first three quarters of 2000 were lower than the first three quarters of 1999 as reaffirmation of strong credit standards strengthened portfolio quality. The allowance for possible loan and lease losses was $5.2 million or 1.43% of gross loans at September 30, 2000 which compares to $4.8 million or 1.44% at September 30, 1999. Net charge offs at the end of the third quarter of 2000 were $277 thousand, an annualized net charge off ratio of .10%.
Earnings coverage of net charge offs was over 22.7 at September
30, 2000. Net charge offs at the end of the third quarter of 1999 were $787 thousand, an annualized net charge off ratio of
 .32%.  Earnings coverage of net charge offs was 7.3 at September
30, 1999. Non-performing loans as a percentage of the allowance for possible loan and lease losses was 74.6% at the end of the third quarter of 2000 compared to 54.3% at the end of the third quarter of 1999.


     There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first nine months of 2000. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at September 30, 2000, December 31, 1999, and September 30, 1999, and totaled $498 thousand, $582 thousand, and $789 thousand respectively.

     Noninterest income increased 7.9% during the first nine months of 2000 compared to the first nine months of 1999.
Income from fiduciary services provided in the Bank's Trust Department remained strong, increasing 9.7%. An internet banking product has been tested by employees and will be offered to our customers in the fourth quarter. A free checking and overdraft privilege program introduced at the beginning of the third quarter is generating additional fee income.

     Noninterest expenses, excluding the provision for possible loan losses, were 6.6% more in the first nine months of 2000 than in the first nine months of 1999. The salaries of employees and occupancy expense related to additional offices contributed to this increase.

     Net income is 9.9% higher for the first nine months of 2000 compared to the first nine months of 1999. The increase in interest income was more than the increase in interest cost. Lower additions to the allowance for possible loan losses offset the increase in noninterest expenses and taxes not covered by the increase in noninterest income.

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



                   FIRST FARMERS AND MERCHANTS CORPORATION
                   _______________________________________
                                (Registrant)




Date   November 10, 2000              /s/ Waymon L. Hickman
     ___________________            ___________________________
                                          Waymon L. Hickman,
                                        Chairman of the Board
                                      (Chief Executive Officer)


Date   November 10, 2000             /s/ Patricia N. McClanahan
     ___________________            ___________________________
                                        Patricia N. McClanahan,
                                              Treasurer
                                   (Principal Accounting Officer)