Form 10-K
period 2000-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2001-03-30
CIK 703329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
                        Commission file number 0-10972

                     First Farmers and Merchants Corporation
________________________________________________________________________________
              (Exact name of registrant as specified in its charter)

         Tennessee                                       62-1148660
___________________________________      _______________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      816 South Garden Street
      Columbia, Tennessee                             38402 - 1148
________________________________________      __________________________________
(Address of principal executive offices)              (Zip Code)


                              (931) 388-3145
________________________________________________________________________________
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered

          None
___________________________           __________________________________________

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

The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 2, 2001, was $147,608,260.

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer's common
stock, as of  March 2, 2001.   2,920,000  shares
                               _________________

                   This filing contains   73    pages.
                                         ____

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Proxy Statement for 2000 Annual Stockholders Meeting of April 17, 2001. -- Parts I and III

(2) Annual Report to Stockholders for Year Ended December 31, 2000. -- Parts I and II

                                     PART I

Item 1.  Business.
         ________

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing.


Employees
_________

FFMC has no employees. Its subsidiary, the Bank had approximately two hundred thirty three (233) full time employees and fifty-six (56) part time employees. Five of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.


Item 2.  Properties.
         __________

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing. Other real estate owned by the Bank as of December 31, 2000, included: (1) a one-tenth interest in approximately one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US Highway 31, (2) house and twenty acres fifteen miles northwest of Columbia at 4123 Akin Ridge Road, Maury County, Tennessee, and
(3) a residential dwelling and lot at 428 First Street in Lawrenceburg, Lawrence County, Tennessee. The properties are not depreciated.


Item 3.  Legal Proceedings.
         _________________

There are no material pending legal proceedings known to the Board of Directors in which any director or executive officer or principal stockholder of the Corporation and the Bank or any business in which such persons are participants as a material interest adverse to the Corporation and its subsidiary.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ___________________________________________________

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
         ____________________________________________________________________
         Matters.
         _______

A discussion of the registrant's common stock and related security holder matters is incorporated herein by reference to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations which are a part of the Annual Report to Stockholders which is included in this filing.


Item 6.  Selected Financial Data.
         _______________________

The selected financial data is incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are a part of the Annual Report to Stockholders which is included in this filing.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         _______________________________________________________________
         Results of Operations.
         _____________________

Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations which are a part of the Annual Report to Stockholders which is included in this filing.


Item 8.  Financial Statements and Supplementary Data.
         ___________________________________________

Financial statements and supplementary data are incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are a part of the Annual Report to Stockholders which is included in this filing.


Item 9.  Disagreements on Accounting and Financial Disclosure.
         ____________________________________________________

None.


                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.
          __________________________________________________

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 17, 2001.

Executive Officers of Registrant
________________________________

The following is a list as of March 2, 2001, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:

                                Family         Positions and
         Name           Age   Relationship     Offices Held
         ----           ---   ------------     -------------
Waymon L. Hickman       66        None      Chairman of the Board, Chief
                                            Executive Officer, and Director of
                                            FFMC.  Chairman of the Board,
                                            Chief Executive Officer, and
                                            Director of the Bank.  Employed in
                                            1958.  Named Assistant Cashier in
                                            1959.  Named Assistant Vice-
                                            President in 1961, and promoted to
                                            Vice-President in 1962.  Elected
                                            Director in 1967 and First Vice-
                                            President and Trust Officer in
                                            1969. Promoted in 1973 to
                                            Executive Vice-President and
                                            Senior Trust Officer.  Elected
                                            President of Bank and Chief
                                            Administrative Officer in August
                                            1980.  Elected President of FFMC
                                            in April, 1982.  Elected Chief
                                            Executive Officer of the Bank in
                                            December, 1990.  Elected Chairman
                                            of the Board of Directors of the
                                            Bank effective December 31, 1995.

T. Randy Stevens        49        None      President, Chief Operating Officer,
                                            and Director of FFMC.  President,
                                            Chief Operating Officer, and
                                            Director of the Bank.  Employed in
                                            1973.  Promoted to Commercial Bank
                                            Officer in 1974.  Promoted to
                                            Assistant Vice President in 1976.
                                            Promoted to Vice President in
                                            1979.  Became Vice President and
                                            Trust Officer in 1982.  Promoted
                                            to First Vice President in 1984.
                                            Promoted to Executive Vice
                                            President and Chief Administrative
                                            Officer in 1990.  Elected as
                                            Director of the Bank in 1991 and
                                            Director and Vice President of
                                            FFMC in 1991.  Elected President
                                            and Chief Operating Officer of the
                                            Bank effective December 31, 1995.
                                            Elected President and Chief
                                            Operating Officer of FFMC in April,
                                            1996.

__________________________________________

                                Family         Positions and
         Name           Age   Relationship     Offices Held
         ____           ___   ____________     _____________

John P. Tomlinson, III  50        None      Senior Executive Vice President
                                            and Director of FFMC and the Bank.
                                            Employed in 1973.  Promoted to
                                            Commercial Bank Officer in 1974.
                                            Named Assistant Vice President in
                                            1976.  Promoted to Vice President
                                            in 1979.  Named Manager of
                                            Mortgage Lending in 1986.
                                            Promoted to Senior Vice President
                                            in 1990.  Promoted to Executive
                                            Vice President in 1995.  Elected
                                            Secretary of FFMC in April, 1996.
                                            Named Vice President of FFMC
                                            December 17, 1996.  Promoted to
                                            Senior Executive Vice President of
                                            the Bank in 1998.  Named Senior
                                            Executive Vice President of FFMC
                                            in 1999.  Elected Director of FFMC
                                            and Bank in 2000.

Martha M. McKennon      56        None      Secretary of FFMC.  Vice President,
                                            Executive Assistant, Secretary to
                                            the Board of the Bank.  Employed
                                            in 1974. Promoted to Customer
                                            Service Representative in 1980.
                                            Named Executive Assistant in 1984.
                                            Promoted to Assistant Vice
                                            President/Executive Assistant in
                                            1991.  Named Assistant Secretary
                                            of FFMC December 17, 1996.
                                            Promoted to Vice President/
                                            Executive Assistant in 1997.
                                            Named Secretary to FFMC in 1999.
                                            Named Secretary to Bank Board in
                                            2000.

Patricia N. McClanahan  56        None      Treasurer of FFMC.  Senior Vice
                                            President and Chief Financial
                                            Officer/Cashier of the Bank.
                                            Employed in 1980.  Promoted to
                                            Internal Bank Auditor in 1981.
                                            Promoted to Bank Controller in
                                            1984.  Promoted to Bank Controller
                                            and Cashier in 1987.  Promoted to
                                            Bank Vice President and Controller
                                            /Cashier in 1989.  Promoted to
                                            Bank Senior Vice President and
                                            Controller/Cashier in 1990.
                                            Elected as Treasurer of FFMC in
                                            1991.  Named Chief Financial
                                            Officer in 1996.

Item 11.  Executive Compensation and Transactions.
          _______________________________________

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ______________________________________________________________

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors.


Item 13.  Certain Relationships and Related Transaction.
          _____________________________________________

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of proxies, which involves the election of Directors.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ________________________________________________________________

     (a)     (1) and (2) - The response to this portion of Item
             14 is submitted as a separate section of this report.

             (3) - The following exhibits are filed herewith:

                   (iii)  Audit Committee Charter
                   (13) Annual report to stockholders

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


    Date                  March 20, 2001
         _________________________________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s / T. Randy Stevens
          _________________________________________________
                       T. Randy Stevens,
            President and Chief Operating Officer
         (President and Chief Operating Officer of the Bank)


    Date                  March 20, 2001
          _________________________________________________


                  /s / Patricia N. McClanahan
          _________________________________________________
                Patricia N. McClanahan, Treasurer
                 (Principal Accounting Officer)

    Date                  March 20, 2001
          __________________________________________________

      /s/ Kenneth A. Abercrombie                  /s/ O. Rebecca Hawkins
 ___________________________________       _____________________________________
    Kenneth A. Abercrombie, Director            O. Rebecca Hawkins, Director

 Date      March 20, 2001                  Date         March 20, 2001
 ___________________________________       _____________________________________


      /s/ James L. Bailey, Jr.                    /s/ Waymon L. Hickman
 ___________________________________       _____________________________________
   James L. Bailey, Jr., Director                Waymon L. Hickman, Director

 Date      March 20, 2001                  Date         March 20, 2001
 ____________________________________      _____________________________________



      /s/ Flavius A. Barker                       /s/ Joseph W. Remke, III
 ____________________________________      _____________________________________
    Flavius A. Barker, Director               Joseph W. Remke, III, Director

 Date      March 20, 2001                  Date         March 20, 2001
 ____________________________________      _____________________________________



      /s/ Hulet M. Chaney                         /s/ T. Randy Stevens
 ____________________________________      _____________________________________
    Hulet M. Chaney, Director                   T. Randy Stevens, Director

 Date      March 20, 2001                  Date         March 20, 2001
 ____________________________________      _____________________________________



      /s/ H. Terry Cook, Jr.                      /s/ John P. Tomlinson, III
 _____________________________________     _____________________________________
   H. Terry Cook, Jr., Director               John P. Tomlinson, III, Director

 Date      March 20, 2001                  Date         March 20, 2001
 _____________________________________     _____________________________________


      /s/ W. J. Davis, Jr.                        /s/ Dan C. Wheeler
 _____________________________________     _____________________________________
    W. J. Davis, Jr., Director                  Dan C. Wheeler, Director

 Date      March 20, 2001                  Date         March 20, 2001
 _____________________________________     _____________________________________



      /s/ Tom Napier Gordon                       /s/ David I. Wise
 _____________________________________      ____________________________________
    Tom Napier Gordon, Director                 David I. Wise, Director

 Date      March 20, 2001                   Date        March 20, 2001
 _____________________________________      ____________________________________



      /s/ Edwin W. Halliday                       /s/ W. Donald Wright
 _____________________________________      ____________________________________
    Edwin W. Halliday, Director                W. Donald Wright, Director

 Date      March 20, 2001                   Date        March 20, 2001
 _____________________________________      ____________________________________

                            ANNUAL REPORT ON FORM 10-K

                          ITEM 14(a)(1) and (2) ITEM 14(d)

           LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED DECEMBER 31, 2000

                       FIRST FARMERS AND MERCHANTS CORPORATION

                                 COLUMBIA, TENNESSEE

FORM 10-K -- ITEM 14(a)(1) and (2)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 2000, are incorporated by reference in Item 8:

          Consolidated balance sheets -- December 31, 2000 and 1999

          Consolidated statements of income -- Years ended December 31, 2000, 1999, and 1998

          Consolidated statements of changes in equity -- Years ended December 31, 2000, 1999, and 1998

          Consolidated statements of cash flows -- Years ended December 31, 2000, 1999, and 1998

          Notes to consolidated financial statements -- December 31, 2000

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

                                 EXHIBIT INDEX

                    FIRST FARMERS AND MERCHANTS CORPORATION


       Exhibit Number                        Title or Description
       ______________                        ____________________

           (iii)                            Audit Committee Charter

           (13)                             Annual Report to  Stockholders

                                  EXHIBIT iii
                                  ___________

                            AUDIT COMMITTEE CHARTER
                            _______________________

                     FIRST FARMERS AND MERCHANTS CORPORATION

                     First Farmers and Merchants National Bank
                     Charter and Powers of the Audit Committee

Organization

There shall be a committee of the Board of Directors to be known as the Audit/Compliance/CRA Committee. This committee shall be composed of directors who are independent of the management of the Bank and are free of any relationship that, in the opinion of the Board of Directors or Stockholders, would interfere with their exercise of independent judgment as a committee member.


Statement of Policy

The Audit/Compliance/CRA Committee shall provide assistance to the Board of Directors in fulfilling their responsibility to the shareholders and potential shareholders relating to accounting procedures, reporting practices, regulatory compliance and quality and integrity of the financial reports of the Bank. In so doing, it is the responsibility of the Audit/Compliance/CRA Committee to maintain free and open means of communication between directors, independent auditors, internal auditors, compliance personnel, financial management, officers and employees of the Bank.


Responsibilities

The Committee's duties include basic oversight responsibilities to ensure to the Directors and shareholders that the accounting and reporting practices of the Bank are of the highest quality. In addition, their responsibility is to serve in a capacity which will provide efficiency and control in a changing and dynamic environment.

In carrying out these responsibilities, the Audit/Compliance/CRA Committee will:

* Review and recommend to the directors the independent auditors to be selected to audit the financial statements of the Bank.

* Meet with the independent auditors and financial management of the Bank to review the scope of the proposed audit for the current year, review the audit procedures to be utilized in order to attain the scope, review the results of the audit once it has been performed and ascertain that deficiencies or inadequacies noted by the external auditors or disagreements with management have been resolved.

* Review with the independent auditors, the internal auditor, the compliance officer and financial management, the adequacy and effectiveness of the accounting and financial controls of the Bank, and elicit any recommendations for the improvement of such internal control procedures or particular areas where new or more detailed controls or procedures are desirable. Particular emphasis should be given to the adequacy of such internal controls to expose transactions, or procedures that might be deemed illegal or otherwise improper.

    Further, the committee periodically should review the Bank's policy statements to determine their adequacy.

* Monitor the internal audit function of the Bank including their independence and authority of their reporting obligations.

* Approve the adequacy of the proposed audit plan as presented by the internal auditor for the coming year and monitor the variances from this plan when needed.

* Review with the Internal Auditor, the findings and recommendations for the improvement in areas of the Bank which have been reviewed by the internal audit staff. Ascertain that these weaknesses are improved to an acceptable level.

* Engage outside professionals to conduct auditing procedures on areas of the Bank which do not receive adequate, internally performed coverage.

* Review with the Compliance Officer issues involving the training of Bank personnel and implementation of regulatory compliance requirements.

* Submit the minutes of all meetings of the committee to, or discuss the matters discussed at each committee meeting with, the Board of Directors.

* Investigate any matter brought to its attention involving illegal or improper action with the power to retain outside counsel for this purpose.

* Review and concur in the appointment, replacement, reassignment, or dismissal of the Internal Auditor, Compliance Officer or outside group or individual retained for the purpose of expressing an opinion on the adequacy of any area of the Bank's internal control structure or financial reporting procedures.

*   Review and update the Committee's Charter annually.

                                  EXHIBIT 13
                                  __________

                        ANNUAL REPORT TO STOCKHOLDERS
                        _____________________________

                    FIRST FARMERS AND MERCHANTS CORPORATION




            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

GENERAL

     First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. As of December 31, 2000, the only subsidiary of the Corporation was First Farmers and Merchants National Bank (the Bank). The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. Its principal office is at 816 South Garden Street, Columbia, Maury County, Tennessee. Other offices in Maury County are Mt. Pleasant, Spring Hill, and additional offices in Columbia at High Street, Hatcher Lane, Northside, Shady Brook Mall, and Campbell Plaza. Offices in Lawrence County include Lawrenceburg, Crockett in Lawrenceburg, Leoma, and Loretto. Offices in Marshall County include Lewisburg, Lewisburg West, and Chapel Hill. Offices in Hickman County include Centerville and East Hickman which was opened December 6, 1999. The Bank entered Dickson County February 5, 1999, completing an acquisition of the Farmers and Merchants Bank of White Bluff. The Bank provides only automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State Community College, and Maury Regional Hospital. The financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.

     During 2000, First Farmers and Merchants National Bank posted a 12.3% increase in net loans and introduced "E-Neighbor Banking", an Internet banking service, and Free Checking. The Bank announced plans to acquire the Peoples
& Union Bank of Lewisburg, Tennessee. The regulatory approval process was well under way at the end of 2000. This acquisition will make the Bank the largest independent bank in Tennessee. The Bank is committed to providing quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

     The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 2000, 1999, and 1998; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.


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


Summary
-------
     The Bank reported net income of $8.3 million for 2000 compared to $7.5 million in 1999 and $7.3 million in 1998. On a per common share basis, net income was $2.85 for 2000 versus $2.59 for 1999 and $2.62 for 1998. The decline in per common share income in 1999 was due to the issuance of stock to complete the acquisition with Farmers and Merchants Bank of White Bluff in the first quarter of 1999. The improvement in 2000's earnings resulted from an increase in interest income that covered the rising cost of funds in an increasingly competitive environment. Noninterest income was up covering the increase in noninterest expenses. Additions to the allowance for loan losses were down.

     The return on beginning equity for 2000 was 11.55% compared to 11.98% for 1999 and 12.21% for 1998. The return on average assets was 1.30% for 2000 versus 1.25% for 1999 and 1.33% for 1998.


Net Interest Margin
-------------------
     The net interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities. The maintenance of the gross interest margin at a level which, when coupled with noninterest revenues, is sufficient to cover additions to the allowance for loan losses, noninterest expenses and income taxes, and yield an acceptable profit is critical for success in the banking industry. The net interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________
TABLE A - Distribution of Assets, Liabilities, and Stockholders' Equity,
          Interest Rates and Interest Differential
          ______________________________________________________________

                                                     YEAR ENDED DECEMBER 31,
                        __________________________________________________________________________
                                  2000                    1999                  1998
                        ___________________________________________________________________________
                        Average   Rate/              Average   Rate/              Average  Rate/
                        Balance   Yield  Interest    Balance   Yield  Interest    Balance  Yield  Interest
                        -------   -----  --------    -------   -----  --------    -------  -----  --------
ASSETS                                         (Dollars In Thousands)
Interest earning assets
  Loans, net           $ 349,727  8.99% $  31,432*  $ 318,868  8.80% $ 28,054*  $ 321,239  9.09% $ 29,187*
  Bank deposits              626  6.55         41          22  4.55         1           4    -        -
  Taxable securities     170,972  6.10     10,430     163,455  6.00     9,809     123,711  6.27     7,751
  Tax exempt securities   64,077  6.31      4,042*     58,956  6.47     3,814*     50,457  6.78     3,419*
  Federal funds sold       8,918  6.25        557      12,105  5.11       619      12,774  5.39       689
                       _________        _________   _________        ________   _________        ________
  TOTAL EARNING ASSETS   594,320  7.82  $  46,502     553,406  7.64  $ 42,297     508,185  8.08  $ 41,046
                                        _________                    ________                    ________
                                        ---------                    --------                    --------
Noninterest earning
 assets
  Cash and due from
   banks                  21,578                       22,522                      22,561
  Bank premises and
   equipment               8,262                        8,139                       6,686
  Other assets            16,636                       16,790                      15,222
                       _________                    _________                   _________

  TOTAL ASSETS         $ 640,796                    $ 600,857                   $ 552,654
________________________________________________________________________________________________________

LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest bearing
  liabilities
   Time and savings
    deposits:
     NOW and money
      market accounts  $ 183,054  3.18% $  5,815    $ 180,838  3.06% $ 5,537    $ 175,956  3.19% $  5,616
     Savings              58,218  3.12     1,814       56,519  3.12    1,761       48,063  3.22     1,547
     Time                182,979  5.79    10,599      164,359  5.00    8,218      151,006  5.28     7,966
     Time  over
      $100,000            54,057  6.03     3,258       46,593  5.16    2,402       41,870  5.46     2,285
                       _________        ________    _________        _______    _________         _______
 TOTAL INTEREST BEARING
  DEPOSITS               478,308  4.49    21,486      448,309  4.00   17,918      416,895  4.18    17,414
   Federal funds
    purchased and
    securities sold
    under agreements
    to repurchase          1,297   6.09       79          127  4.72        6           22  4.55         1
   Other short-term
    debt                     624   6.09       38          549  4.74       26          574  5.05        29
                       _________        ________    _________        _______    _________        ________
  TOTAL INTEREST
   BEARING LIABILITIES   480,229   4.50 $ 21,603      448,985  4.00  $ 17,950     417,491  4.18  $ 17,444
                                        ________                     ________                    ________
                                        --------                     --------                    --------
Noninterest bearing
 liabilities
   Demand deposits        78,077                       75,956                      66,474
   Other liabilities       6,471                        5,755                       5,657
                       _________                    _________                   _________
 TOTAL LIABILITIES       564,777                      530,696                     489,622
Stockholders' equity      76,019                       70,161                      63,032
                       _________                    _________                   _________
 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY $ 640,796                    $ 600,857                   $ 552,654
________________________________________________________________________________________________________

 Spread between
  combined rates earned
  and combined rates
  paid*                           3.32%                        3.64%                       3.90%
  Net yield on
   interest-earning
   assets*                        4.19%                        4.40%                       4.64%
_______________________________________________________________________________________________________
 * Taxable equivalent basis

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

     Management activities are planned to maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses.  This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those which incur no interest cost (primarily noninterest-bearing demand deposits). This ratio is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions. The incremental interest spread compares the difference between the yields on earning assets and the cost of interest-bearing funds.  This calculation and similar ratios are used to assist in pricing decisions for interest related products. Table A entitled Distribution of Assets, Liabilities, and Stockholders' Equity, Interest Rates and Interest Differential presents for each of the last three years by major categories of assets and liabilities, the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread.
________________________________________________________________________________

     Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.

TABLE B - Volume and Yield/Rate Variances
          _______________________________
          (Taxable Equivalent Basis - In Thousands)

                                 2000 Compared to 1999            1999 Compared to 1998
                             _____________________________    _____________________________
                                     Yield/   Net Increase             Yield/  Net Increase
                             Volume   Rate     (Decrease)     Volume    Rate     (Decrease)
                             ------  ------   ------------    ------   ------  ------------

Revenue earned on
  Loans, net                $ 2,716  $   662   $ 3,378       $  (215) $  (918)  $ (1,133)
  Bank  deposits                 27       13        40            -         1          1
  Investment securities
    Taxable securities          451      170       621         2,492     (434)     2,059
    Tax-free securities         331     (103)      228           576     (181)       395
  Federal funds sold           (163)     101       (62)          (36)     (34)       (70)
                            ________ ________  ________      ________ ________  _________
     Total interest earning
       assets                 3,362      843     4,205         2,817   (1,566)     1,251
                            ________ ________  ________       _______ ________  _________
Interest paid on
  NOW and money market
    accounts                     68      210       278           156     (235)       (79)
  Savings deposits               53       -         53           272      (58)       214
  Time deposits                 931    1,450     2,381           705     (453)       252
  Time deposits over
    $100,000                    385      471       856           258     (141)       117
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase                   55       18        73              5       -          5
  Short term debt                 3        9        12             (1)     (2)        (3)
                            ________ _______   _______        ________ _______  ________
     Total interest-bearing
       funds                  1,495    2,158     3,653          1,395    (889)       506
                            ________ _______   _______        ________ _______  ________
Net interest earnings       $ 1,867  $(1,315)  $   552        $ 1,422  $ (677)  $    745
________________________________________________________________________________________

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

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

                          Average Earning Assets
                              (In Thousands $)
                         Loans     Securities     Other

                1998     321,239     174,172      12,774
                1999     318,868     222,433      12,105
                2000     349,727     235,049       9,544

     Average earning assets increased 7.4% in 2000 compared to an 8.9%
increase in 1999 and a 6.0% increase in 1998.   As a financial institution,
the Bank's primary earning asset is loans. At December 31, 2000, average net loans represented 58.8% of average earning assets. Average net loans was up 9.7% in 2000, reflecting strong loan demand compared to 1999 when average
net loans declined three quarters of a percentage point.   Loans posted a 2.2%
growth from 1997 to 1998. Average investments, including federal funds sold, made up the remaining balance of average earning assets at December 31, 2000, increasing 4.3% from year end 1999 compared to a 25.5% increase at the end of 1999 from year end 1998, and a 13.3% increase at the end of 1998 from year end 1997. The decline in investments in 2000 is due to the increase in loans.
The Bank completed an acquisition of Farmers and Merchants Bank of White Bluff, Tennessee, in the first quarter of 1999 in a noncash transaction in which 120,000 shares of Corporation common stock were issued to acquire $5 million in net loans, $13 million in investment securities, and certain other assets. Deposit liabilities of $17.7 million were assumed in the transaction. 27% of the increase in investments during 1999 can be attributed to the acquisition. Average total assets increased during the last three years as evidenced by a 6.7% growth during 2000, an 8.7% growth, 4.8% without the acquisition, from 1998 to 1999, and a 4.7% growth from 1997 to 1998.

                         Average Funding Earning Assets
                                (In Thousands $)
                           Interest-      Noninterest-
                            Bearing         Bearing
                           Deposits        Deposits       Other

                1998        416,895         66,474        6,253
                1999        448,309         75,956        6,431
                2000        478,308         78,077        8,392

     The bank's average deposits grew during the last three years reflecting a 6.1% during 2000, an 8.5% growth from 1998 to 1999, and a 4.3% growth from 1997 to 1998. The acquisition completed in the first quarter of 1999 accounted for 43.2% of the growth in 1999. Short and medium term rates were less competitive compared to longer term rates during 2000 and some depositors moved money back into certificates of deposit. Interest-bearing transaction accounts increased 1.2% during 2000 as compared to a 2.8% increase in 1999 and a 5.5% increase during 1998. 36.4% of the growth in interest-bearing transaction accounts during 1999 can be attributed to the acquisition. Certificates of deposit increased 12.4% during 2000. Certificates of deposit increased 9.4% in 1999, with one quarter of this increase related to the acquisition, and 4.1% in 1998. Average savings deposits increased over 3.0% during 2000, almost 17.6% during 1999, and 9.8% during 1998. Over 56% of the growth in 1999 was due to the acquisition. Savings deposits have been strong historically providing a core, low cost, source of funding. The Bank's noninterest-bearing deposits have remained consistently strong and were 14.0% of average total deposits in 2000, 14.3% in 1999, and 13.8% in 1998. 34.4% of the increase in noninterest-bearing deposits in 1999 can be attributed to the acquisition. This strong core of noninterest-bearing funds contributed to the maintenance of the cost of funds for the periods.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

     The Bank uses a formal asset and liability management process to ensure adequate liquidity and control interest rate risk. The goal of liquidity management is to provide adequate funds to meet loan demand and any potential unexpected deposit withdrawals. This goal is accomplished by consistent core deposit growth, holding adequate liquid assets in the form of securities, and
maintaining unused capacity to borrow funds.   The objective of interest rate
risk management is maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.

Liquidity
---------

     At December 31, 2000, the Bank had approximately $59.8 million of cash and due from banks, securities and other short-term investments maturing within one year compared to $60 million as of a year earlier. In the normal course of business, the Bank has established lines of credit for short-term borrowings for the management of daily liquidity needs. At December 31, 2000, the unused lines of credit were $35 million.

Interest Rate Risk
------------------

     The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The committee measures near-term (next twelve months) risk to net interest income due to changes in interest rates. The model incorporates the Bank's assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment to simulate the effect of possible changes in interest rates on net interest income. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a two hundred basis point shift in interest rates is considered an acceptable rate risk position. At December 31, 2000, if interest rates were to rise 300 basis points (3.0%) over the next twelve months, net interest income would be $715 thousand less than currently projected without interest rate movements. This would be a decline in net interest income of 2.8% which is within policy guidelines established by the Board of Directors.

     Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the Bank's rate sensitive position at December 31, 2000, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). TABLE A - Distribution of Assets, Liabilities, and Stockholders' Equity, Interest Rates and Interest Differential provides details of the largest component of interest-bearing liabilities.

     The net interest margin, on a tax equivalent basis, at December 31, 2000, 1999, and 1998 was 4.19%, 4.40%, and 4.64% respectively.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
                  (Includes Maturities and Scheduled Repricings)
                              Dollars in Thousands
                                 3 Months      3-6         6-12      Over 1
As of December 31, 2000          or Less      Months      Months      Year        Total
                                 ________     ______      ______     ______       _____
Earning assets
  Federal funds sold             $     -     $     -     $     -     $     -    $     -
  Bank deposits                      5,008         -           -           -        5,008
  Taxable  securities                4,220       7,496      17,562     131,389    160,667
  Tax-exempt securities                310         925       1,499      62,666     65,400
  Loans and leases, net of
   deferred fees                    72,517      49,102      77,844     177,629    377,092
                                 _________   _________   _________   _________  _________
     Total earning assets           82,055      57,523      96,905     371,684    608,167
_________________________________________________________________________________________

Interest-bearing liabilities
  NOW and money market accounts     47,484         -           -       122,471    169,955
  Savings deposits                     -           -           -        55,148     55,148
  Time deposits                     39,179      40,659      84,194      30,265    194,297
  Time deposits over $100,000       13,169      10,049      25,344       7,414     55,976
  Other short-term debt              8,151         -           -           135      8,286
                                 _________   _________   _________   _________  _________
     Total interest bearing
      liabilities                  107,983      50,708     109,538     215,433    483,662
                                 _________   _________   _________   _________  _________
Period gap                         (25,928)      6,815     (12,633)    156,251    124,505
_________________________________________________________________________________________
Cumulative gap                   $ (25,928)  $ (19,113)  $ (31,746)  $ 124,505  $     -
_________________________________________________________________________________________

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

     The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank's Board of Directors and management which include loan review procedures and approvals. Applications for loans are taken by designated employees at fifteen of the Bank's offices. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

LOANS AND LOAN QUALITY (Continued)

     The Bank has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. During 2000, management expanded this review process to include semiannual reviews by an outside party to assess the quality of the loan portfolio independently. Management has concluded that this independent review has served to strengthen underwriting practices. The Credit Administrator's analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This review supported management's assertion that the allowance was adequate at December 31, 2000.

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

     Loans having recorded investments of $5.4 million at December 31, 2000, have been identified as impaired in accordance with the provisions of SFAS
114. They represent 1.4% of gross loans. Commercial loans comprised $2.0 million of the total, with loans secured by real estate accounting for $3.1 million, and installment loans $.3 million. Interest received on these loans during 2000 was $584,000, during 1999 was $385,000, and during 1998 was $261,000. The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $801, $485, and $519 thousand for the years ended December 31, 2000, 1999, and 1998 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO
                                                               December 31
                                           ____       ____       ____        ____        ____
     (Dollars  In Thousands)               2000       1999       1998        1997        1996
                                           ----       ----       ----        ----        ----
Average amount of loans outstanding     $ 349,727  $ 318,868  $ 321,239   $ 314,198   $ 290,413
_______________________________________________________________________________________________
Balance of allowance for possible loan
  losses at beginning of year           $   4,818  $   3,852  $   2,943   $   2,926   $   2,678
                                        _________  _________  _________   _________   _________
Balance from acquisition                     -           218       -           -           -
                                        _________  _________  _________   _________   _________
Loans charged off
  Loans secured by real estate                190        317        619          88         368
  Commercial and industrial loans              50        236      1,041         605         141
  Loans to individuals                        475        578        914       1,371         879
                                        _________  _________  _________   _________   _________
    TOTAL LOANS CHARGED OFF                   715      1,131      2,574       2,064       1,388
                                        _________  _________  _________   _________   _________
Recoveries of loans previously
 charged off
  Loans secured by real estate                221         41          1           8         111
  Commercial and industrial loans               4         17         61          53          42
  Loans to individuals                         94        121        121          80         183
                                        _________  _________  _________   _________   _________
     TOTAL RECOVERIES                         319        179        183         141         336
                                        _________  _________  _________   _________   _________
        NET  LOANS CHARGED OFF                396        952      2,391       1,923       1,052
                                        _________  _________  _________   _________   _________
Provision charged to operating expenses       900      1,700      3,300       1,940       1,300
                                        _________  _________  _________   _________   _________
     BALANCE OF ALLOWANCE FOR
      POSSIBLE LOAN LOSSES AT
       END OF YEAR                      $   5,322  $   4,818  $   3,852   $   2,943   $   2,926
_______________________________________________________________________________________________

Ratio of net charge-offs during the
period to average loans outstanding          0.11%      0.30%      0.74%       0.61%       0.36%
________________________________________________________________________________________________

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

     Historically, internal growth has financed the capital needs of the Bank. At December 31, 2000, the Corporation had a ratio of tier 1 capital to average assets of 12.09%. This compares to a ratio of tier 1 capital to average assets of 11.43% at December 31, 1999, and 11.19% at December 31, 1998.

     Cash dividends declared in 2000 were 27% of net income. Additional dividends of approximately $14.3 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to continue an average payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

     As of December 31, 2000, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 20.1% and 21.3% respectively. At December 31, 1999, the comparable ratios were 20.7% and 21.9%, respectively. Please refer to Note 10 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information on the capital strength of the Corporation and the Bank.

A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last eight years. The following table is the data illustrated by this graph in thousands of dollars.

                            Average Equity
                            (In Thousands)
                           1992     33,414
                           1993     37,454
                           1994     41,820
                           1995     46,755
                           1996     52,067
                           1997     57,806
                           1998     63,032
                           1999     70,161
                           2000     76,019

________________________________________________________________________________

RESULTS OF OPERATIONS

Interest Income
---------------

     Total interest income increased 10.3% in 2000. Interest and fees earned on loans increased 11.9% in 2000 accounting for 67.6% of tax equivalent gross interest income. Interest earned on securities and other investments increased 7.2% in 2000 making up the balance of gross interest income. Total interest income increased 2.9% in 1999 and 3.6% in 1998.


Interest Expense
----------------

     Total interest expense increased 20.4% in 2000, compared to a 2.9% increase in 1999, and a 1.0% increase in 1998. A rising interest rate environment and increasing competition are behind the increase in interest expense in 2000. The cost of interest-bearing deposits is monitored monthly by the Asset/Liability Committee. The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.19% at the end of 2000, 4.40% at the end of 1999, and 4.64% at the end of 1998.

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

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

     A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 2000 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

                               2000 Noninterest Income
               Income Category               Income $       % of Total
               ---------------               --------       ----------
               Income from Trust services     1,813            23%
               Other service fees               422             5%
               Deposit fees                   5,136            65%
               Other                            566             7%


     A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 2000 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

                               2000 Noninterest Expense
               Expense Category              Expense $      % of Total
               ----------------             ---------      ----------
               Personnel                      9,711            51%
               Furniture & Equipment          1,192             6%
               Occupancy                      1,485             8%
               Other                          6,780            35%

Noninterest Income and Expense
______________________________

     Noninterest income increased 10.3% during 2000 due mostly to income from fiduciary services provided in the Bank's Trust Department and service fees on deposit relationships strengthened by new products. Noninterest income decreased 4.9% in 1999 and increased 9.0% in 1998.

     Noninterest expenses, excluding the provision for possible loan losses, increased 5.9% in 2000. Salary and benefit increases contribute to this increase. Noninterest expenses increased 10.2% in 1999 and 2.2% increase in 1998.


Net Income
__________

     Net income was 10.5% higher in 2000 than in 1999. Stronger loan demand contributed to the increase with loan income up 11.9%. Interest expense was up 20.4%, but the increase in interest income coupled with the 47.1% decline in allowance provisions was more than adequate to offset this increase. Noninterest income was up 10.3% with new product fees and strong fiduciary services income. Noninterest expenses were up 5.9% compared to last year led by increases in salaries and benefits.  Income tax expense was 7.9% higher than last year.
________________________________________________________________________________

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

     Statement of Financial Accounting Standards No. 138 (SFAS 138), an amendment of SFAS No. 133, was issued in June, 2000. The Statement amends the accounting and reporting standards of SFAS No. 133 for certain derivatives and hedging activities.

     Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", a replacement of SFAS No. 125, was issued in September, 2000. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted are not required to be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

     The Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted.

     None of these new pronouncements are expected to have a material effect on future financial statements.
________________________________________________________________________________

                             Consolidated Statements of Income
                         Dollars in Thousands Except Per Share Data
                                      2000        1999       1998        1997       1996
                                  ----------- ----------- ---------- ----------- ----------
INTEREST INCOME
  Interest and fees on loans      $    31,358 $    28,017 $   29,155 $    28,841 $   27,344
                                  ___________ ___________ __________ ___________ __________
  Income on investment securities
    Taxable interest                   10,097       9,443      7,326       6,803      6,892
    Exempt from federal income tax      3,108       2,877      2,583       2,488      2,367
    Dividends                             278         257        300         261        257
                                  ___________ ___________ __________ ___________ __________
                                       13,483      12,577     10,209       9,552      9,516
                                  ___________ ___________ __________ ___________ __________
   Other interest income                  598         620        689         254        223
                                  ___________ ___________ __________ ___________ __________
       TOTAL INTEREST INCOME           45,439      41,214     40,053      38,647     37,083
                                  ___________ ___________ __________ ___________ __________
INTEREST EXPENSE
  Interest on deposits                 21,486      17,918     17,414      17,218     16,618
  Interest on other short term
   borrowings                             117          32         30          86         94
                                  ___________ ___________ __________ ___________ __________
       TOTAL INTEREST EXPENSE          21,603      17,950     17,444      17,304     16,712
                                  ___________ ___________ __________ ___________ __________
       NET INTEREST INCOME             23,836      23,264     22,609      21,343     20,371
PROVISION FOR POSSIBLE LOAN LOSSES        900       1,700      3,300       1,940      1,300
                                  ___________ ___________ __________ ___________ __________
       NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES     22,936      21,564     19,309      19,403     19,071
                                  ___________ ___________ __________ ___________ __________
NONINTEREST INCOME
  Trust department income               1,813       1,670      1,516       1,471      1,324
  Service fees on deposit
   accounts                             5,136       4,115      3,669       3,744      3,374
  Other service fees, commissions,
   and fees                               422         727      1,043         845        745
  Other operating income                  566         555        985         394        363
  Securities gains                        -           130        351         488        -
                                  ___________ ___________ __________ ___________ __________
       TOTAL NONINTEREST INCOME         7,937       7,197      7,564       6,942      5,806
                                  ___________ ___________ __________ ___________ __________
NONINTEREST EXPENSES
  Salaries and employee benefits        9,711       8,645      7,776       7,319      7,030
  Net occupancy expense                 1,485       1,524      1,356       1,317      1,211
  Furniture and equipment expense       1,192       1,251      1,472       1,500      1,581
  Other operating expenses              6,780       6,675      5,816       5,927      5,299
                                  ___________ ___________ __________ ___________ __________
       TOTAL NONINTEREST EXPENSES      19,168      18,095     16,420      16,063     15,121
                                  ___________ ___________ __________ ___________ __________
         INCOME BEFORE PROVISION
           FOR INCOME TAXES            11,705      10,666     10,453      10,282      9,756
PROVISION FOR INCOME TAXES              3,379       3,133      3,112       3,228      2,889
                                  ___________ ___________ __________ ___________ __________
           NET INCOME             $     8,326 $     7,533 $    7,341 $     7,054 $    6,867
___________________________________________________________________________________________
EARNINGS PER COMMON SHARE         $      2.85 $      2.59 $     2.62 $     2.52  $     2.45

Weighted average shares
  outstanding - Note 1              2,920,000   2,908,493  2,800,000  2,800,000   2,800,000
___________________________________________________________________________________________




                                   KRAFTCPAs
                   Kraft Bros., Esstman Patton & Harrell, PLLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

               REPORT OF INDEPENDENT CERTIFIED-PUBLIC ACCOUNTANTS
               __________________________________________________

Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee


We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                             /s/ Kraft Bros., Esstman, Patton & Harrell, PLLC




Nashville, Tennessee
February 28, 2001



P.O. Box 1559 * 610 N. Garden Street, Suite200 * Columbia, TN 38402-1559 *
        (931) 388-3711 *  FAX  388-9988 * www.kraftcpas.com

Also in Nashville and Lebanon, Tennessee * Independent Member BKR International

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

Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2000, the Corporation maintained all effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

Compliance With Laws and Regulations
____________________________________
Management is responsible for maintaining an effective system of' internal controls over compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, First Farmers and Merchants National Bank, complied, in all material respects, with such laws and regulations during the year ended December 31, 2000.


/s/  Waymon L. Hickman               /s/ Patricia N. McClanahan
     Waymon L. Hickman                   Patricia N. McClanahan
 Chairman of the Board and              Senior Vice President and
  Chief Executive Officer                Chief Financial Officer


Columbia, Tennessee
February 28, 2001

                                   KRAFTCPAs
                   Kraft Bros., Esstman Patton & Harrell, PLLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

               REPORT OF INDEPENDENT CERTIFIED-PUBLIC ACCOUNTANTS


Board of Directors
First Farmers and Merchants Corporation
Columbia, Tennessee

We have examined management's assertion, included in the accompanying Report of Management--Internal Control System Over Financial Reporting, that as of December 31, 2000, First Farmers and Merchants Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

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

In our opinion, management's assertion referred to above is fairly stated, in all material respects, based on the criteria described in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


                            /s/ Kraft Bros., Esstman, Patton & Harrell, PLLC


Nashville, Tennessee
February 28, 2001


 P.O. Box 1559 * 610 N. Garden Street, Suite200 * Columbia, TN 38402-1559 *
        (931) 388-3711 * FAX  388-9988 *  www.kraftcpas.com

Also in Nashville and Lebanon, Tennessee * Independent Member BKR International






           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________
                                                                December 31,
                (Dollars in Thousands)                        2000        1999
______________________________________________________________________________

ASSETS          Cash and due from banks                    $  23,029    $  23,404
                Federal funds sold                              -           2,300
                Interest-bearing deposits in banks             5,008         -
                                                           _________    _________
                     Total cash and cash equivalents          28,037       25,704
                                                           _________    _________
                Securities
                  Available-for-sale (amortized
                   cost $96,448 and $114,278 respectively)    96,664      111,870
                  Held-to-maturity (fair value $130,514
                   and $121,954 respectively)                129,403      124,410
                                                           _________    _________
                     Total securities - Note 2               226,067      236,280
                                                           _________    _________
                Loans, net of deferred fees - Note 3         377,092      335,999
                  Allowance for possible loan losses
                   - Note 4                                   (5,322)      (4,818)
                                                           _________    _________
                     Net loans                               371,770      331,181
                                                           _________    _________
                Bank premises and equipment, at cost
                  less allowance for depreciation - Note 5     8,077        8,306
                Other assets                                  18,115       18,617
                                                           _________    _________
                     TOTAL ASSETS                          $ 652,066    $ 620,088
__________________________________________________________________________________

LIABILITIES     Deposits
                  Noninterest-bearing                     $  81,435     $  78,454
                  Interest-bearing (including certificates
                    of deposit over $100,000:
                    2000 - $55,976; 1999 - $49,066)         475,376       462,362
                                                          _________     __________
                     Total deposits                         556,811       540,816
                Federal funds purchased and securities
                  sold under agreements to repurchase         7,551           236
                Dividends payable                             1,139         1,051
                Other short term liabilities                    735           733
                Accounts payable and accrued liabilities      6,021         5,176
                                                          _________      _________
                     TOTAL LIABILITIES                      572,257       548,012
                                                          _________      _________
                COMMITMENTS AND CONTINGENCIES
                     Notes 7 and 9
__________________________________________________________________________________

STOCKHOLDERS'   Common stock - $10 par value, 8,000,000 shares
EQUITY            authorized;  2,920,000 shares issued and
                  outstanding  -  Note 1                     29,200        29,200
                Additional paid-in capital - Note 11          4,320         4,320
                Retained earnings - Note 6                   46,156        40,049
                Accumulated other comprehensive income
                  (loss)                                        133        (1,493)
                                                          _________     __________
                     TOTAL STOCKHOLDERS' EQUITY              79,809        72,076
                                                          _________     __________
                      TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY              $ 652,066     $ 620,088
__________________________________________________________________________________

The accompanying notes are an integral part of the consolidated financial statements.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
     (Dollars In Thousands Except Per Share Data)

                               Years Ended December 31,                2000       1999      1998
________________________________________________________________________________________________
INTEREST & DIVIDEND INCOME     Interest and fees on loans           $ 31,358   $ 28,017  $ 29,155
                               Income on investment securities
                                 Taxable interest                     10,097      9,443     7,326
                                 Exempt from federal income tax        3,108      2,877     2,583
                                 Dividends                               278        257       300
                                                                    ________   ________  ________
                                                                      13,483     12,577    10,209
                                                                    ________   ________  ________
                               Other interest income                     598        620       689
                                                                    ________   ________  ________
                                   TOTAL INTEREST INCOME              45,439     41,214    40,053
__________________________________________________________________________________________________

INTEREST EXPENSE               Interest on deposits                   21,486     17,918    17,414
                               Interest on other short term
                                 borrowings                              117         32        30
                                                                    ________   ________  ________
                                   TOTAL INTEREST EXPENSE             21,603     17,950    17,444
                                                                    ________   ________  ________
                                     NET INTEREST INCOME              23,836     23,264    22,609
                               PROVISION FOR POSSIBLE
                                 LOAN LOSSES - Note 4                    900      1,700     3,300
                                                                    ________   ________  ________
                                     NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES      22,936     21,564    19,309
__________________________________________________________________________________________________

NONINTEREST INCOME             Trust department income                 1,813      1,670     1,516
                               Service fees on deposit accounts        5,136      4,115     3,669
                               Other service fees, commissions,
                                 and fees                                422        727     1,043
                               Other operating income                    566        555       985
                               Securities gains                          -          130       351
                                                                     _______   ________  ________
                                   TOTAL NONINTEREST INCOME            7,937      7,197     7,564
__________________________________________________________________________________________________

NONINTEREST EXPENSES           Salaries and employee benefits          9,711      8,645     7,776
                               Net occupancy expense                   1,485      1,524     1,356
                               Furniture and equipment expense         1,192      1,251     1,472
                               Other operating expenses                6,780      6,675     5,816
                                                                     _______   ________  ________
                                   TOTAL NONINTEREST EXPENSES         19,168     18,095    16,420
                                                                     _______   ________  ________
                                     INCOME BEFORE PROVISION FOR
                                       INCOME TAXES                   11,705     10,666    10,453
                               PROVISION FOR INCOME TAXES - Note 8     3,379      3,133     3,112
__________________________________________________________________________________________________

                                        NET INCOME                  $  8,326    $ 7,533   $ 7,341
__________________________________________________________________________________________________

EARNINGS PER SHARE     Common Stock - Note 1
                         (Weighted average shares outstanding:
                            2000 - 2,920,000; 1999 - 2,908,493;
                            1998 - 2,800,000)                       $   2.85    $  2.59   $  2.62
__________________________________________________________________________________________________

The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
_____________________________________________________________________________________________________________
                                                                                        Accumulated
(Dollars In Thousands Except Per Share Data)                   Additional                  Other
                                                      Common     Paid-in    Retained   Comprehensive
Years Ended December 31, 2000, 1999, and 1998          Stock     Capital    Earnings   Income (Loss)   Total
_____________________________________________________________________________________________________________

BALANCE AT JANUARY 1, 1998                           $ 14,000    $   -      $ 45,783    $    360      $ 60,143
                                                                                                      ________
Comprehensive income
  Net income                                                                   7,341                     7,341
  Change in net unrealized gain (loss) on securities
    available-for-sale, net of reclassification
    adjustment and tax effects                                                               230           230
                                                                                                      ________
      Total comprehensive income                                                                         7,571
                                                                                                      ________
Two-for-one stock split - Note 1                      14,000                 (14,000)                     -
Cash dividends declared, $1.63 per share                                      (4,564)                   (4,564)
_______________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1998                          28,000         -        34,560         590        63,150
_______________________________________________________________________________________________________________

Comprehensive income
  Net income                                                                   7,533                     7,533
  Change in net unrealized gain (loss) on securities
    available-for-sale, net of reclassification
    adjustment and tax effects                                                            (2,083)       (2,083)
                                                                                                      _________
      Total comprehensive income                                                                         5,450
                                                                                                      _________
Bank acquisition - Note 11                             1,200       4,320                                 5,520
Cash dividends declared, $.70 per share                                       (2,044)                   (2,044)
________________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1999                          29,200       4,320      40,049      (1,493)       72,076
________________________________________________________________________________________________________________

Comprehensive income
  Net income                                                                   8,326                     8,326
  Change in net unrealized gain (loss) on securities
    available-for-sale, net of reclassification
    adjustment and tax effects                                                             1,626         1,626
                                                                                                       ________
      Total comprehensive income                                                                         9,952
                                                                                                       ________
Cash dividends declared, $.76 per share                                       (2,219)                   (2,219)
________________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 2000                        $ 29,200     $ 4,320    $ 46,156     $   133      $ 79,809

________________________________________________________________________________________________________________

The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________
              (Dollars In Thousands)
              Year Ended December 31,                  2000      1999      1998
_________________________________________________________________________________
OPERATING        Net income                         $  8,326  $  7,533   $  7,341
ACTIVITIES                                          ________  ________   ________
                   Adjustments to reconcile net
                     income to net cash provided
                     by operating activities
                   Excess (deficiency) of provision
                     for possible loan losses over
                     net charge offs                     504       748        909
                   Provision for depreciation and
                     amortization of premises and
                     equipment                         1,124     1,166        691
                   Provision for depreciation of
                     leased equipment                    300       300        501
                   Amortization of intangibles           271       218         78
                   Amortization of investment
                     security premiums, net of
                     accretion of discounts              635       911        567
                   Increase in cash surrender value
                     of life insurance contracts        (257)     (184)      (119)
                   Deferred income taxes                (312)     (429)      (465)
                  (Increase) decrease in
                     Interest receivable                (440)     (267)      (484)
                     Other assets                        543       304       (290)
                   Increase (decrease) in
                     Interest payable                  1,094       244       (174)
                     Other liabilities                  (115)     (426)      (105)
                                                     _______   _______    ________
                       Total Adjustments               3,347     2,585      1,109
                                                     _______   _______    ________
                       Net cash provided by
                         operating activities         11,673    10,118      8,450
__________________________________________________________________________________

INVESTING        Proceeds from maturities, calls,
ACTIVITIES         and sales ofavailable-for-sale
                   securities                         27,408    28,958     18,009
                 Proceeds from maturities and calls
                   of held-to-maturity securities      8,167    15,865     11,101
                 Purchases of investment securities
                   Available-for-sale                 (9,995)  (47,486)   (52,898)
                   Held-to-maturity                  (13,378)  (25,869)   (29,635)
                 Net (increase) decrease in loans    (41,093)  (10,598)    11,176
                 Purchases of premises and equipment    (895)   (1,390)    (1,518)
                 Purchase of single premium life 3
                   insurance contracts                  (600)     (920)       -
                 Cash from bank acquisition              -       2,789        -
                                                    ________  ________    _______
                       Net cash used by investing
                         activities                  (30,386)  (38,651)   (43,765)
__________________________________________________________________________________

FINANCING        Net increase (decrease) in
ACTIVITIES         noninterest-bearing and
                   interest-bearing deposits          15,995    22,604     30,249
                 Net increase (decrease) in short
                   term borrowings                     7,182       366        -
                 Cash dividends                       (2,131)   (1,888)    (4,452)
                                                    ________  ________    _______
                       Net cash provided by
                         financing activities         21,046    21,082     25,797
                 _________________________________________________________________
                       Increase (decrease) in cash
                         and cash equivalents          2,333    (7,451)    (9,518)
                       Cash and cash equivalents at
                         beginning of period          25,704    33,155     42,673
                                                    ________  ________   ________
                       Cash and cash equivalents
                         at end of period           $ 28,037  $ 25,704   $ 33,155
__________________________________________________________________________________

                 Supplemental disclosures of cash
                   flow information
                   Cash paid during the period for
                     expenses
                     Interest on deposits and
                       borrowed funds               $ 20,509  $ 17,706   $ 17,618
                     Income taxes                      3,827     3,758      3,902
__________________________________________________________________________________

The accompanying notes are an integral part of the consolidated financial statements.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


General
_______

     First Farmers and Merchants Corporation, the Corporation, owns one hundred percent of First Farmers and Merchants National Bank, the Bank. The Bank conducts a full-service commercial banking business through eighteen offices in its community service area which is comprised of Maury, Lawrence, Marshall, Hickman, Dickson, and adjacent counties in southern middle Tennessee.


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


Use of Estimates in the Preparation of Financial Statements
___________________________________________________________

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Those estimates and assumptions also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets, and trading activities.


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


Cash and Due From Banks
_______________________

     Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and
balances due from the Federal Reserve Bank and other banks.   At December 31,
2000, approximately $600 thousand was required to be maintained at the Federal Reserve Bank. Interest-bearing deposits in banks mature within one year and are carried at cost. From time to time throughout the year, the Bank's balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.


Cash Equivalents
________________

     Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods. Interest-bearing deposits in banks included in cash equivalents mature within ninety days.


Securities
__________

     Trading account securities that are bought and held principally for the purpose of selling them in the near term are carried at market value. Gains and losses, both realized and unrealized, are included in other operating income. There were no securities so classified in 2000 or 1999.

     Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.

     Those securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as available-for-sale and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported in other comprehensive income. Gains and losses realized on the sale of available-for-sale

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securities (Continued)
______________________

securities are determined using the specific identification method.

     Declines in the fair value of individualavailable-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.


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

     Interest on loans is accrued daily. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days past-due or when interest is not expected to be collected. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.


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

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE  1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate (Continued)
_____________________________

costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

     The Bank's recorded value for other real estate was approximately $474,000 at December 31, 2000, and $582,000 at December 31, 1999.


Premises and Equipment
______________________

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated method over the estimated useful lives of the assets, which range as follows: buildings - 15 to 50 years and equipment - 3 to 33 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

     Certain other equipment purchased for lease to an outside party under a five year operating lease is included in other assets at cost less accumulated depreciation. The equipment is being depreciated on an accelerated basis over seven years.


Servicing
_________

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The present value of servicing income is expected to approximate an adequate compensation cost for servicing these loans. Therefore, no servicing asset has been recorded.


Trust Department Income
_______________________

     Trust department income is recognized on the accrual basis in the applicable period earned.


Income Taxes
____________

     The companies file a consolidated federal income tax return. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


Intangible Assets
_________________

     Deposit base intangibles and goodwill identified in merger transactions are amortized over 42 to 180 months on the straight-line method. Total amortization expense charged to operations amounted to: 2000 - $271,000;
1999 - $218,000;  and  1998 - $78,000.  Note 11 discusses current acquisitions.


Earnings Per Share
__________________

     Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. For the years ended December 31, 2000, 1999, and 1998, there were no potentially dilutive common shares issuable.


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


Segment Reporting
_________________

     Segments are strategic business units that offer different products and services and are managed separately. At December 31, 2000, the Corporation and the Bank did not have any identified segments.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE  1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                             Years Ended December 31
                                             _______________________
                                           2000         1999        1998
                                           ----         ----        ----
Unrealized holding gains (losses)
  on available-for-sale securities      $ (2,623)    $ (3,360)     $ 351
Reclassification adjustment for losses
  (gains) realized in income                                           1
Tax effect - (expense) benefit               997        1,277       (122)
                                        ________     ________      _____
Net-of-tax amount                       $ (1,626)    $ (2,083)     $ 230
                                        ________     ________      _____
                                        ________     ________      _____

             Table I - Components of Other Comprehensive Income
                              Dollars in Thousands

________________________________________________________________________________

NOTE  2 - SECURITIES

     Securities with an amortized cost of $87,228,000 and $74,372,000 at December 31, 2000 and 1999, respectively (fair value: 2000 - $87,956,000;
1999 - $73,611,000), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 2000, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

                                    Amortized      Gross Unrealized       Fair
                                     Cost          Gain        Loss       Value
                                    _________      ________________       _____
December 31, 2000

Available-for-sale securities
  U.S. Treasury                     $   6,536    $    29    $     3    $   6,562
  U.S. Government agencies             86,638        635        458       86,815
  Other securities                      3,274         16          3        3,287
                                    _________    _______    _______    _________
                                    $  96,448    $   680    $   464    $  96,664
________________________________________________________________________________

Held-to-maturity securities
  U.S. Treasury                     $   7,091    $    44    $   -      $   7,135
  U.S. Government agencies             44,584        446         74       44,956
  States and political subdivisions    66,487        988        334       67,141
  Other securities                     11,241        127         86       11,282
                                    _________    _______    _______    _________
                                    $ 129,403    $ 1,605    $   494    $ 130,514
________________________________________________________________________________

December 31, 1999

Available-for-sale securities
  U.S. Treasury                     $  19,638    $     43   $    71    $  19,610
  U.S. Government agencies             91,507         -       2,322       89,185
  Other securities                      3,133         -          58        3,075
                                    _________    ________    _______   _________
                                    $ 114,278    $     43   $ 2,451    $ 111,870
________________________________________________________________________________

Held-to-maturity securities
  U.S. Treasury                     $  10,204    $     29   $    15    $  10,218
  U.S. Government agencies             45,741          17       689       45,069
  States and political subdivisions    62,404         211     1,790       60,825
  Other securities                      6,061         -         219        5,842
                                    _________    ________   _______    _________
                                    $ 124,410    $    257   $ 2,713    $ 121,954
________________________________________________________________________________

                   Table II - Amortized Cost and Fair Value of Securities
                                    Dollars in Thousands


           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE  2 - SECURITIES (Continued)

     At December 31, 2000, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

     Table III shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 2000, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

     Proceeds from the maturity, call, or sale of available-for-sale securities were $27,408,000, $28,958,000, and $18,009,000 during 2000, 1999, and 1998, respectively. Proceeds from the maturity or call of held-to-maturity securities were $8,167,000, $15,865,000, and $11,101,000 during 2000, 1999, and 1998, respectively. There were no gains or losses realized on the dispositions in 2000. Gross gains of $130,000 and gross losses of $-0- were realized on the dispositions in 1999. Gross gains of $351,000 and gross losses of $-0- were realized on dispositions in 1998.

                                     Amortized          Fair          Yield
                                        Cost            Value       (Unaudited)
                                     _________         _______      ___________
Available-for-sale securities
  U.S. Treasury
    Within one year                 $    2,503      $    2,512          6.4%
    After one but within five years      4,033           4,050          5.7%
  U.S. Government agencies
    Within one year                     16,026          15,988          5.4%
    After one but within five years     65,931          66,110          5.9%
    After five but within ten years      4,452           4,491          6.6%
    After ten years                        229             226          6.2%
  Other securities - equities            3,274           3,287         10.4%
                                    __________      __________
                                    $   96,448      $   96,664
_______________________________________________________________________________

Held-to-maturity securities
  U.S. Treasury
    Within one year                 $    4,034      $    4,056          6.5%
    After one but within five years      3,057           3,079          6.0%
  U.S. Government agencies
    Within one year                      6,519           6,529          6.4%
    After one but within five years     38,065          38,427          6.3%
  States and political subdivisions
    Within one year                      2,734           2,738          7.3%
    After one but within five years     19,686          19,778          6.9%
    After five but within ten years     16,815          17,059          7.3%
    After ten years                     27,252          27,566          7.5%
  Other securities
    After one but within five years      6,619           6,693          7.0%
    After five but within ten years      4,622           4,589          7.1%
                                    __________      __________
                                    $  129,403      $  130,514
________________________________________________________________________________

Table III-Contractual Maturity of Securities and Weighted Tax Equivalent Yields
                                   Dollars in Thousands

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE  3 - LOANS

                                                         2000         1999
                                                         ----         ----
   Commercial, financial and agricultural            $  46,691    $  39,695
   Tax exempt municipal loans                            6,317        2,502
   Real estate
      Construction                                       6,561        5,170
      Commercial mortgages                              89,461       70,738
      Residential mortgages                            174,999      160,753
      Other                                              6,304        6,304
   Consumer loans                                       47,040       51,130
                                                     _________    _________
                                                       377,373      336,292
   Less:
      Net unamortized loan origination fees               (281)        (293)
      Allowance for possible loan losses                (5,322)      (4,818)
                                                     __________   _________
                                                     $ 371,770    $ 331,181
________________________________________________________________________________

     Table IV - Loans Outstanding by Category at December 31, 2000 and 1999
                               Dollars in Thousands

                         Within        One to        After
                        One Year     Five Years    Five Years      Total
                        _________    __________    _________     _________
Fixed rate loans        $  62,669     $ 52,448     $  85,370     $ 200,487
Variable rate loans        70,121       30,539        76,226       176,886
                        _________     ________     _________     _________
                        $ 132,790     $ 82,987     $ 161,596     $ 377,373
________________________________________________________________________________

Table V - Loan Maturities and Amounts of Loans Carrying Fixed and Variable
          Interest Rates at December 31, 2000   -   Dollars in Thousands

     Loans having recorded investments of $5,421,000 at December 31, 2000, have been identified as impaired. The total allowance for possible loan losses related to these loans was $361,000. Interest received on these loans during 2000 was $584,000, during 1999 was $385,000, and during 1998 was $261,000. Impaired loans had recorded investments of approximately
$3,745,000 at December 31, 1999, with $1,249,000 of the allowance for possible loan losses related to these loans.

     Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of
business.   An analysis of  activity with respect to such loans for the years ended December 31, 2000 and 1999, is shown in Table VI that follows.

     These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 2000 or 1999.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 3 - LOANS (Continued)

                                     Balance at                           Balance at
                                     Beginning                 Amount         End
                                       of Year    Additions   Collected     of Year
              2000                   __________   _________   _________   __________
              ----
Aggregate of certain party loans       $ 3,500     $ 4,144     $ 4,597     $ 3,047
____________________________________________________________________________________

              1999
              ----
Aggregate of certain party loans       $ 3,591     $ 2,166     $ 2,257     $ 3,500
____________________________________________________________________________________

               Table VI - Analysis of Activity in Certain Party Loans
                                 Dollars in Thousands

_______________________________________________________________________________

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                              2000      1999      1998
                                              ____      ____      ____
  Balance at beginning of year              $ 4,818   $ 3,852   $ 2,943
  Increase due to acquisition                   -         218       -
  Provision charged to operating expenses       900     1,700     3,300
  Loan losses:
    Loans charged off                          (715)   (1,131)   (2,574)
    Recoveries on loans previously
      charged off                               319       179       183
                                            _______   _______   _______
  Balance at end of year                    $ 5,322   $ 4,818   $ 3,852
  _______________________________________________________________________

        Table VII - Changes in the Allowance for Possible Loan Losses
                            Dollars in Thousands

     In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 2000. However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions.

________________________________________________________________________________

NOTE 5 - BANK PREMISES AND EQUIPMENT

                                                        2000      1999
                                                        ----      ----
  Land                                              $  1,490   $  1,455
  Premises                                             9,012      8,566
  Furniture and equipment                              5,717      5,643
  Leasehold improvements                               1,231      1,161
                                                    ________   ________
                                                      17,450     16,825
  Less allowance for depreciation and amortization    (9,373)    (8,519)
                                                    ________   ________
                                                    $  8,077   $  8,306
  _______________________________________________________________________
    Table VIII - Premises and Equipment at December 31, 2000 and 1999
                             Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 5 - BANK PREMISES AND EQUIPMENT (Continued)

     Annual provisions for depreciation and amortization of bank premises and equipment total $1,124,000 for 2000, $1,166,000 for 1999, and $691,000 for
1998. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $3,255,000 at December 31, 2000.
________________________________________________________________________________

NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

     The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit
(as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 2000, additional dividends of approximately $14.3 million could have been declared by the Bank to the Corporation without regulatory agency approval.

________________________________________________________________________________

NOTE 7 - LEASES

     Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of office equipment are leased under cancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $32,000, $37,000, and $580,000 for equipment leases, and $143,000, $160,000, and
 $129,000 for building leases, in 2000, 1999, and 1998, respectively. Future minimum lease commitments as of December 31, 2000, under all noncancelable operating leases with initial terms of one year or more are shown in Table IX.

                                                   Lease
                             Year                 Payments
                         ____________            __________
                             2001                  $  130
                             2002                     109
                             2003                      90
                             2004                      75
                             2005                      75
                          Thereafter                  201
                                                 __________
                            Total                  $  680
                         ___________________________________

                   Table IX - Future Minimum Lease Commitments
                             Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 8 - FEDERAL AND STATE INCOME TAXES

                                             2000       1999       1998
                                             ----       ----       ----
     Current:
       Federal                             $ 2,954    $ 2,863    $ 2,882
       State                                   737        699        695
                                           _______    _______    _______
          Total current                      3,691      3,562      3,577
                                           _______    _______    _______
     Deferred:
       Federal                                (265)      (364)      (402)
       State                                   (47)       (65)       (63)
                                           _______    _______    ________
         Total deferred                       (312)      (429)      (465)

         Total provision for income taxes  $ 3,379    $ 3,133    $  3,112
     ____________________________________________________________________
                      Table X - Provisions for Income Taxes
                               Dollars in Thousands

                                                2000        1999        1998
                                                ----        ----        ----
       Allowance for possible loan losses     $ 2,023     $ 1,750     $ 1,344
       Deferred compensation                      704         559         485
       Unrealized loss on AFS securities          -           915         -
       Deferred loan fees                           5           8          12
                                              _______     _______     _______

         Deferred tax asset                     2,732       3,232       1,841
                                              _______     _______     _______
       Unrealized gain on AFS securities          (82)        -          (362)
       Other                                     (327)      (224)        (175)
                                              _______     _______     _______
         Deferred tax liability                  (409)      (224)        (537)
                                              _______     _______     _______
           Net deferred tax asset             $ 2,323     $ 3,008     $ 1,304
       _______________________________________________________________________

          Table XI - Deferred Tax Effects of Principal Temporary Differences
                               Dollars in Thousands


The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

                                                  2000      1999      1998
                                                  ----      ----      ----
   Tax expense at statutory rate                $ 3,980     $ 3,626    $ 3,554
   Increase (decrease) in taxes resulting from:
     Tax-exempt interest                         (1,157)     (1,046)      (939)
     Nondeductible interest expense                 164         122        111
     Employee benefits                              (87)        (63)       (41)
     Amortization of goodwill                        50          49        -
     Other nondeductible expenses
      (nontaxable income) - net                      13          15         13
     State income taxes, net of federal
       tax benefit                                  479         461        459
     Dividend income exclusion                      (26)        (29)       (42)
     Other                                          (37)         (3)        (3)
                                                ________    ________   ________
   Total provision for income taxes             $ 3,379     $ 3,133    $ 3,112
   ____________________________________________________________________________
   Effective tax rate                              28.9%       29.4%      29.8%
   ____________________________________________________________________________

  Table XII - Reconciliation of Total Income Taxes Reported with the Amount of
         Income Taxes Computed at the Federal Statutory Rate (34% Each Year)
                                   Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

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

     The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 2000, were approximately $33 million and $2.6 million, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

________________________________________________________________________________

NOTE 10 - STOCKHOLDERS'  EQUITY

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

     The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of December 31, 1999, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XIII.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 10 - SHAREHOLDERS'  EQUITY (Continued)

                                                                                      To Be Well
                                                                                   Capitalized Under
                                                            For Capital            Prompt Corrective
                                       Actual            Adequacy Purposes         Action Provisions
                                    _______________     _____________________    _____________________
As of December 31, 2000             Amount   Ratio      Amount   Ratio > or =    Amount   Ratio > or =
                                    ------   ------     ------   ------------    ------   ------------
Total Capital (to Risk Weighted
  Assets)   Consolidated          $ 83,438   21.34%    $ 31,273      8.00%      $    -          -
            Bank                    82,386   21.12%      31,211      8.00%        39,014      10.00%
Tier I Capital (to Risk Weighted
  Assets)   Consolidated            78,544   20.06%      15,661      4.00%           -          -
            Bank                    77,510   19.87%      15,605      4.00%        23,408       6.00%
Tier I Capital (to Average
  Assets)   Consolidated            78,544   12.09%      25,982      4.00%           -          -
            Bank                    77,510   11.96%      25,927      4.00%        32,409       5.00%

As of December 31, 1999
Total Capital (to Risk Weighted
  Assets)   Consolidated            75,717   21.96%      27,584      8.00%           -          -
            Bank                    74,742   21.71%      27,537      8.00%        34,421      10.00%
Tier I Capital (to Risk Weighted
  Assets)   Consolidated            71,400   20.68%      13,812      4.00%           -          -
            Bank                    70,439   20.46%      13,768      4.00%        20,652       6.00%
Tier I Capital (to Average
  Assets)   Consolidated            71,400   11.43%      24,980      4.00%           -          -
            Bank                    70,439   11.30%      24,939      4.00%        31,174       5.00%

               Table XIII - Capital Amounts and Capital Adequacy Ratios
                                 Dollars in Thousands

________________________________________________________________________________

NOTE 11 - ACQUISITIONS

     On October 26, 1998, the Bank entered into an agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank as a branch office. The Office of the Comptroller of the Currency granted approval of this transaction as did appropriate state regulatory authorities. On February 5, 1999, the acquisition of the assets and the assumption of certain liabilities indicated in Table XIV was completed by the issuance of 120,000 shares of Corporation common stock at market value. The transaction was accounted for by the purchase method of accounting. Goodwill recorded as a result of the transaction is being amortized over ten years on a straight-line basis. All assets, liabilities, and associated income and expenses of thatbranch are included in the consolidated financial statements from the acquisition date. Supplemental pro forma information for prior periods is included in Table XV.

            Cash          $  2,789          Deposits          $ 17,682
            Securities      13,024          Other liabilities      125
            Loans, net       4,998
            Other assets     1,045

       Table XIV - Assets and Liabilities Acquired Through Acquisition
                              Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 11 - ACQUISITIONS - (Continued)

                                         		1998
                                        ---------
             Net interest income	        $	23,477
             Provision for loan losses		    3,300
             Noninterest income		           7,735
             Noninterest expense		         17,253
             Net income		                   7,502
             Net income per share		          2.57

  Table XV - Summary Pro Forma Operating Information as if the
                Acquisition had Occurred January 1, 1998
              Dollars in Thousands Except Per Share Data


   		In December, 2000, the Bank entered into an agreement with First Tennessee National Corporation and Peoples and Union Bank of Lewisburg to purchase all of the stock of Peoples and Union Bank. Pending regulatory approval, the merger is expected to be completed within the first quarter of 2001.
________________________________________________________________________________

NOTE 12 - EMPLOYEE BENEFIT PLANS

		   The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.  The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes.  Contributions to the plan, that amounted to $875,000, $792,000, and $721,000, in 2000, 1999, and 1998, respectively, are included in salaries and employee benefits expense.

   		In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers.  In connection with this plan, the value of the single premium universal life insurance policies (2000 - $714,000; 1999 - $688,000)
purchased in 1993 to fund the plan and the related liability (2000 - $502,000;
1999 - $507,000) were included in other assets and other liabilities, respectively.  Net noncash income recognized on these policies of $26,000 in
2000 and $16,000 in 1999 is included in the above asset values.   Net noncash
income was $26,000 in 1998.  The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit.  Expense related to this plan was $50,000 in 2000, $50,000 in 1999, and $66,000 in 1998.

   		The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount.  Liability increases for current deferred fees, net of benefits paid out, of $202,000 for 2000, $199,000 for 1999, and $208,000 for
1998 have been recognized in the accompanying consolidated financial statements.  In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate.  Additional single premium universal life insurance policies, totaling $600,000 in 2000 and $920,000 in 1999, were purchased for new participants.  Net noncash income recognized on these policies of $192,000 in
2000 and $124,000 in 1999 is included in the cash surrender values of
$4,321,000 and $3,529,000 reported in other assets at December 31, 2000 and
1999, respectively.  Net noncash income was $109,000 in 1998.

		   In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement.  A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust.  The value of this policy (2000 - $886,000; 1999 - $848,000) is included in other assets, and net noncash income recognized on this policy of
$38,000 in 2000, $45,000 in 1999, and net noncash expense of $16,000 in 1998 are included in the above asset values.

		   The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan.  These policies have an aggregate current death benefit of $11.6 million.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 13 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

                                   			December 31, 2000				December 31, 1999
                                      -----------------    -----------------
                                    		Carrying		   Fair		  Carrying		   Fair
                                     		Amount	    	Value   	Amount		   Value
                                      --------    ------   --------   -------
   Financial assets
     Cash and due from banks	       $ 	28,037	 $ 	28,037	  $	 23,404 $	 23,404
     Federal funds sold		                 -		        -		       2,300	    2,300
     Securities available-for-sale		   96,664		   96,664		   111,870	  111,870
     Securities held-to-maturity		    129,403		  130,514		   124,410	  121,954
     Loans, net		                     371,770		  371,425		   331,181		 325,894
     Accrued interest receivable		      6,557		    6,557		     6,117		   6,117

   Financial liabilities
     Deposits		                       556,811		  558,347		   540,816		 534,159
     Federal funds purchased and
       securities sold under
       agreements to repurchase		       7,551		    7,551		       236		     236
     Other short term liabilities		       735		      735		       733		     733
     Accrued interest payable		         3,958		    3,958		     2,864		   2,864

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

		   At December 31, 2000, the Bank had outstanding standby letters of credit and commitments to extend credit.  These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value.  Please refer to Note 9.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	                                        	First	 	  Second 		    Third	     Fourth
                                       		Quarter	 	 Quarter		   Quarter	 	  Quarter		     Total
                                         -------    -------     -------     -------    ----------
           2000
Interest income	                        $	10,863	 $	  11,279	 $	  11,501	 $	  11,796	 $	  45,439
Interest expense		                         4,994		     5,251	  	   5,547		     5,811		    21,603
                                      __________	 __________  __________  __________		__________
Net interest income		                      5,869		     6,028		     5,954		     5,985		    23,836
Provision for possible loan losses		         225		       225		       225		       225		       900
Noninterest expenses, net of
  noninterest income		                     2,853		     2,868		     2,611		     2,899		    11,231
                                      __________  __________  __________  __________  __________
Income before income taxes		               2,791		     2,935		     3,118		     2,861		    11,705
Income taxes		                               757		       856		       946         820		     3,379
                                      __________  __________  __________  __________  __________
Net income	                           $    2,034	 $    2,079	 $  	 2,172	 $    2,041	 $ 	  8,326
________________________________________________________________________________________________

Earnings per share	                   $	    0.70	 $ 	   0.71	 $  	  0.74	 $ 	   0.70	 $	    2.85

Weighted average shares outstanding		  2,920,000	 	2,920,000	 	2,920,000		 2,920,000		 2,920,000
________________________________________________________________________________________________

	                                        	First		   Second		     Third		     Fourth
                                       		Quarter		  Quarter		   Quarter	   	Quarter		     Total
                                         -------    -------     -------     -------      -------
           1999

Interest income	                      $	   9,952	 $ 	 10,209  $   10,423	 $	  10,630	 $   41,214
Interest expense		                         4,225		     4,344		     4,568		     4,813		    17,950
                                      __________   _________   _________  __________  __________
Net interest income		                      5,727		     5,865		     5,855		     5,817		    23,264
Provision for possible loan losses		         650		       625		       200		       225		     1,700
Noninterest expenses, net of
  noninterest income		                     2,681		     2,481		     2,723		     3,013		    10,898
                                      __________    ________    ________  __________  __________
Income before income taxes		               2,396		     2,759		     2,932		     2,579		    10,666
Income taxes		                               631		       824		       911		       767		     3,133
                                      __________    ________    ________  __________  __________
Net income	                           $	   1,765	 $	   1,935	 $	   2,021	 $	   1,812  $	   7,533
________________________________________________________________________________________________

Earnings per share	                   $	    0.61	 $	    0.66	 $	    0.69	 $	    0.63	 $	    2.59

Weighted average shares outstanding    2,873,333   2,920,000			2,920,000   2,920,000			2,908,493
________________________________________________________________________________________________

             Table XVII - Consolidated Quarterly Results of Operations
                     Dollars in Thousands Except Per Share Data

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 15 - DEPOSITS

		   The Bank does not have any foreign offices and all deposits are serviced in its eighteen domestic offices.  Maturities of time deposits of $100,000 or more and of all time deposits at December 31 are indicated in Table XVIII and
Table XIX, respectively.

                                            	2000		    1999		    1998
                                             ----      ----      ----
                    Under 3 months	       $	12,959	 $	10,069	 $	13,659
                    3 to 12 months		        35,386		  33,235		  23,896
                    Over 12 months		         7,631		   5,762		   5,056
                                          ________  ________  ________
                                        	 $	55,976	 $	49,066	 $	42,611
                    __________________________________________________

  Table XVIII - Maturities of Time Deposits of $100,000 or More at December 31
                                  Dollars in Thousands


                            2000	            $	212,595
                            2001		              31,093
                            2002		               4,757
                            2003		               1,012
                            2004		                 768
                         Thereafter		               48
                                             _________
	                                            $	250,273

    Table XIX - Maturities of All Time Deposits at December 31, 2000
                            Dollars in Thousands
________________________________________________________________________________

NOTE 16 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

		   Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

                          Condensed Balance Sheets
                         December 31, 2000 and 1999

		                                                           2000		      1999
                                                             ----        ----
  Assets
    Cash	                                                 $      	8	  $    189
    Investment in bank subsidiary - at equity  		            78,777		   71,116
    Investment in credit life insurance company - at cost 		     50		       50
    Investment in other securities		                             22		       23
    Dividends receivable from bank subsidiar y		              1,164		    1,051
    Cash surrender value - life insurance 		                  1,307		    1,021
                                                           _________   ________
           Total assets 	                                 $	 81,328	  $	73,450
   ___________________________________________________________________________

  Liabilities
    Payable to directors	                                 $  	  380	  $	   323
    Dividends payable	  	                                     1,139		    1,051
                                                          _________   ________
            Total liabilities		                               1,519		    1,374
                                                          _________   ________
  Stockholders' equity
    Common stock - $10 par value, authorized 8,000,000
      shares;  2,920,000 shares issued and outstanding     		29,200		   29,200
    Additional paid-in capital		                              4,320		    4,320
    Retained earnings		                                      46,156		   40,049
    Accumulated other comprehensive income		                    133		   (1,493)
                                                          _________   ________
            Total stockholders' equity		                     79,809		   72,076
                                                          _________   ________
            Total liabilities and stockholders' equity	   $	 81,328	  $	73,450
  ____________________________________________________________________________

                  Table XX - Condensed Balance Sheets of Parent
                                Dollars in Thousands

                           Condensed Statements of Income
                      Years Ended December 31, 2000 and 1999

                                                          		2000		   1999
                                                            ----     ----
    Operating income
      Dividends from bank subsidiary	                     $	2,264	  $	2,319
      Other dividend income		                                  61		      72
      Interest income		                                         2		       4
      Other		                                                  67		      43
    Operating expenses		                                     (101)		    (93)
                                                          ________  ________
        Income before equity in undistributed net
          income of bank subsidiary		                       2,293		   2,345

    Equity in undistributed net income of bank subsidiary		 6,033		   5,188
                                                          _______   ________
        Net Income	                                       $	8,326	  $	7,533
    ________________________________________________________________________

              Table XXI - Condensed Statements of Income of Parent
                               Dollars in Thousands

           FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
NOTE 17 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORTATION (Continued)

                         Condensed Statements of Cash Flows
                      Years Ended December 31, 2000 and 1999
                                                           		  2000	    	1999
                                                               ----      ----
Operating activities
  Net income for the year	                                    $	8,326	 $	7,533
                                                              _______  _______
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Equity in undistributed net income of bank subsidiary		  (6,033)		(5,188)
      Increase in other assets		                                 (169)	  	(190)
      Increase in payables		                                       56	     	53
                                                              _______  _______
         Total adjustments		                                   (6,146)		(5,325)
                                                              _______  _______
      Net cash provided by operating activities		               2,180		  2,208

Investing activities
  Purchase of single premium life insurance policy		             (230)		  (305)
                                                              ________ ________
  Net cash used by investing activities		                        (230)		  (305)
                                                              ________ ________

Financing activities
  Cash dividends paid		                                        (2,131)		(1,889)
                                                              ________ ________
Increase (decrease) in cash		                                    (181)		    14
Cash at beginning of year		                                       189		    175
                                                              ________ ________
Cash at end of year	                                          $	     8	$	  189
________________________________________________________________________________

          Table XXII - Condensed Statements of Cash Flows of Parent
                             Dollars in Thousands

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

SHAREHOLDER INFORMATION

     The 2,920,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 2000 had a market value of $169.4 million and were held by 2,367 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

     There is no established public trading market for the stock. The table at the right shows the high and low price of the Corporation's common stock, as well as the semiannual dividend paid per share, in each of the last three
years.   The table and the graphs below show the earnings and dividends per share and the dividend payout ratio for the last five years. A special dividend was paid in 1998 that makes this ratio higher than other years. Without the special dividend, the payout ratio is in line with other years.

                Estimated Price Range and Dividends per Share
             ___________________________________________________
                                     High       Low     Dividend
                                     ____       ___     ________
             2000 First Quarter    $ 55.00   $ 55.00    $   -
                  Second Quarter     56.00     55.00      0.37
                  Third Quarter      58.00     56.00        -
                  Fourth Quarter     58.00     58.00      0.39

             1999 First Quarter    $ 46.00   $ 46.00    $   -
                  Second Quarter     48.00     46.00      0.34
                  Third Quarter      50.00     48.00        -
                  Fourth Quarter     55.00     50.00      0.36

             1998 First Quarter    $ 40.00   $ 39.00    $   -
                  Second Quarter     45.00     40.00      0.31
                  Third Quarter      46.00     45.00        -
                  Fourth Quarter     46.00     46.00      1.32

                        COMMON DIVIDEND PAYOUT RATIO
                              2000       1999      1998       1997       1996
                              ----       ----      ----       ----       ----
  Earnings per share        $ 2.85     $ 2.59    $ 2.62     $ 2.52     $ 2.45

  Cash dividends per share  $ 0.76     $ 0.70    $ 1.63     $ 0.55     $ 0.49

  Ratio                         27%        27%       62%       22%         20%

     Two color graphs are included at the bottom of this page in the materials sent to our stockholders. The first one illustrates net income for the last five years using information taken from the "FIVE YEAR CONSOLIDATED STATEMENTS OF INCOME" table included on page 25 of the Management Discussion. The second one illustrates earnings per share with cash dividends for the last five years as stated in the table COMMON DIVIDEND PAYOUT RATIO above.

            FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
________________________________________________________________________________

                             COMPARATIVE DATA
                          (Dollars in Thousands)
                               2000       1999       1998       1997       1996
                               ----       ----       ----       ----       ----
Average assets              $ 640,796  $ 600,857  $ 552,654  $ 527,926  $ 502,700

Average loans (net)         $ 349,747  $ 318,808  $ 321,239  $ 314,198  $ 290,413

Average deposits            $ 556,385  $ 524,265  $ 483,369  $ 463,576  $ 443,902

Return on
  average assets                1.30%      1.25%      1.33%      1.34%     1.37%

Return on
  beginning equity             11.55%     11.98%     12.21%     12.97%    14.01%

Tier 1 capital
  to average assets            12.09%     11.43%     11.19%     11.17%    10.56%

     Three color graphs are included below this table which was sent in the
materials sent to our stockholders.   They illustrate average assets, average
net loans, and average deposits for the last five years using information from the "COMPARATIVE DATA" table above.

                                             NET INTEREST MARGIN
                                            (Dollars in Thousands)
                                2000      1999      1998      1997      1996
                             _________  ________  ________  ________  ________
      Interest income
      (tax equivalent)       $  46,502  $ 42,297  $ 41,046  $ 39,581  $ 37,986

      Interest expense          21,603    17,950    17,444    17,304    16,712
                             _________  ________  ________  ________  ________
                             $  24,899  $ 24,347  $ 23,602  $ 22,277  $ 21,274
      _________________________________________________________________________
      Net interest margin*       4.19%     4.40%     4.64%     4.65%     4.66%
      _________________________________________________________________________

      * Net interest margin is net interest income (tax equivalent) divided by average earning assets.

     The final graph illustrates net interest income for the last five years. The data was taken from the net interest margin section in the "NET INTEREST MARGIN" table above.