Form 10-Q
period 2001-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2001-05-14
CIK 703329

SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington, D. C. 20549


                              FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarter ended March 31, 2001

                   Commission file number 0-10972


               First Farmers and Merchants Corporation
       (Exact name of registrant as specified in its charter)


                     Tennessee          62-1148660
               __________________     ________________
               (State or other          (I.R.S.
                jurisdiction of         Employer
                incorporation or        Identification
                organization)           No.)

             816 South Garden Street
             Columbia, Tennessee        38402-1148
             _______________________   _______________
              (Address of                (Zip Code)
             principal executive
             offices)


                         (931) 388-3145
        ___________________________________________________
        (Registrant's telephone number, including area code)



  _________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No


Indicate the number of shares outstanding of each of the issuer's
common stock, as of March 31, 2001.    2,920,000  shares


This filing contains   12   pages.
                      ----        1

                   PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements


     The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended March 31, 2001, are as follows:

     Consolidated balance sheets - March 31, 2001, and December 31, 2000.

     Consolidated statements of income - For the three months ended March 31, 2001, and March 31, 2000.

     Consolidated statements of cash flows - For the three months ended March 31, 2001, and March 31, 2000.

       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

__________________________________________________________________________________
                                                           March 31   December 31
               (Dollars in Thousands)     (Unaudited)        2001        2000
----------------------------------------------------------------------------------
ASSETS          Cash and due from banks                    $  21,301   $  23,029
                Interest-bearing deposits in banks                 8       5,008
                Federal funds sold                             8,910        -
                                                           ---------   ---------
                    Total cash and cash equivalents           30,219      28,037
                                                           ---------   ---------
                Securities
                  Available for sale (amortized cost
                   $101,466 and $96,448 respectively)        103,593      96,664
                  Held to maturity (fair value $134,014
                   and $130,514 respectively)                130,549     129,403
                                                           ---------   ---------
                    Total securities                         234,142     226,067
                                                           ---------   ---------
                Loans, net of deferred fees                  385,775     377,092
                  Allowance for possible loan losses          (5,344)     (5,322)
                                                           ---------   ---------
                    Net loans                                380,431     371,770
                                                           ---------   ---------
                Bank premises and equipment, at cost
                  less allowance for depreciation              8,189       8,077
                Other assets                                  18,705      18,115
                                                           ---------   ---------
                    TOTAL ASSETS                           $ 671,686   $ 652,066
_________________________________________________________________________________

LIABILITIES     Deposits
                  Noninterest-bearing                      $  84,361   $  81,435
                  Interest-bearing (including certificates
                    of deposit over $100,000:
                     2001 - $64,077; 2000 - $55,976)         493,559     475,376
                                                           ---------   ---------
                    Total deposits                           577,920     556,811
                Federal funds purchased and securities
                 sold under agreements to repurchase           1,965       7,551
                Dividends payable                               -          1,139
                Other short term liabilities                     728         735
                Accounts payable and accrued liabilities       7,646       6,021
                                                           ---------   ---------
                   TOTAL LIABILITIES                         588,259     572,257
---------------------------------------------------------------------------------

STOCKHOLDERS'   Common stock - $10 par value, 8,000,000
EQUITY          shares authorized; issued and outstanding
                - 2,920,000                                   29,200      29,200
                Additional paid-in capital                     4,320       4,320
                Retained earnings                             48,588      46,156
                Accumulated other comprehensive income         1,319         133
                                                           ---------   ---------
                    TOTAL STOCKHOLDERS' EQUITY                83,427      79,809
                                                           ---------   ---------
                    TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                 $ 671,686   $ 652,066
_________________________________________________________________________________


       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
___________________________________________________________________________________
(Dollars In Thousands Except Per Share Data)    (Unaudited)

                       Three Months Ended March 31,                2001      2000
-----------------------------------------------------------------------------------
INTEREST INCOME      Interest and fees on loans                 $  8,451   $  7,322
                     Income on investment securities
                       Taxable interest                            2,369      2,607
                       Exempt from federal income tax                823        740
                       Dividends                                      55         51
                                                                --------   --------
                                                                   3,247      3,398
                                                                --------   --------
                      Other interest income                          198        143
                                                                --------   --------
                        TOTAL INTEREST INCOME                     11,896     10,863
-----------------------------------------------------------------------------------
INTEREST EXPENSE     Interest on deposits                          5,663      4,980
                     Interest on other short term borrowings          30         14
                                                                --------   --------
                        TOTAL INTEREST EXPENSE                     5,693      4,994
                                                                --------   --------
                          NET INTEREST INCOME                      6,203      5,869
                     PROVISION FOR POSSIBLE LOAN LOSSES              255        225
                                                                --------   --------
                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES                5,948      5,644
-----------------------------------------------------------------------------------
NONINTEREST INCOME   Trust department income                         438        478
                     Service fees on deposit accounts              1,669      1,132
                     Other service fees, commissions, and fees       107         90
                     Other operating income                          206        165
                                                                --------   --------
                        TOTAL NONINTEREST INCOME                   2,420      1,865
-----------------------------------------------------------------------------------
NONINTEREST EXPENSES Salaries and employee benefits                2,545      2,436
                     Net occupancy expense                           356        354
                     Furniture and equipment expense                 183        296
                     Other operating expenses                      1,871      1,632
                                                                --------   --------
                        TOTAL NONINTEREST EXPENSES                 4,955      4,718
                                                                --------   --------
                          INCOME BEFORE PROVISION FOR
                            INCOME TAXES                           3,413      2,791
                        PROVISION FOR INCOME TAXES                   980        757
-----------------------------------------------------------------------------------
                            NET INCOME                          $  2,433   $  2,034
___________________________________________________________________________________

EARNINGS PER SHARE   Common stock
                      (Weighted average shares outstanding:
                         2,920,000 in 2001 and 2000)            $   0.83   $   0.70
___________________________________________________________________________________

       FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

_____________________________________________________________________________________
                      (Dollars In Thousands)       (Unaudited)

                      Three Months Ended March 31,                     2001   2000
-------------------------------------------------------------------------------------
OPERATING    Net income                                           $  2,433  $  2,034
ACTIVITIES   Adjustments to reconcile net income to net cash
              provided by operating activities
               Excess of provision for possible loan losses
                over net charge offs                                    22       112
               Provision for depreciation and amortization of
                premises and equipment                                 153       271
               Provision for depreciation of leased equipment           75        75
               Amortization of deposit base intangibles                 56        56
               Amortization of investment security premiums,
                net of accretion of discounts                          121       194
               Increase in cash surrender value of life insurance
                contracts                                              (62)      (56)
               Deferred income taxes                                    (8)      (70)
              (Increase) decrease in
                Interest receivable                                   (422)     (623)
                Other assets                                          (955)      433
               Increase (decrease) in
                 Interest payable                                      224       370
                 Other liabilities                                   1,401       785
                                                                  --------  --------
                   Total adjustments                                   605     1,547
                                                                  --------  --------
                   Net cash provided by operating activities         3,038     3,581
------------------------------------------------------------------------------------
INVESTING    Proceeds from maturities, calls, and sales of
ACTIVITIES     available-for-sale securities                         6,001     6,502
             Proceeds from maturities and calls of
               held-to-maturity securities                           1,310       500
             Purchases of investment securities
               Available-for-sale                                  (11,098)   (2,898)
               Held-to-maturity                                     (2,498)   (4,939)
             Net (increase) decrease in loans                       (8,683)  (10,614)
             Purchases of premises and equipment                      (265)     (184)
                                                                  --------  --------
                 Net cash used by investing activities             (15,233)  (11,633)
------------------------------------------------------------------------------------
FINANCING    Net increase (decrease) in noninterest-bearing
ACTIVITIES     and interest-bearing deposits                        21,109    13,292
             Net increase (decrease) in short term borrowings       (5,593)     -
             Cash dividends                                         (1,139)   (1,051)
                                                                  --------  --------
                 Net cash provided by financing activities          14,377    12,241
------------------------------------------------------------------------------------
             Increase (decrease) in cash and cash equivalents        2,182     4,189
             Cash and cash equivalents at beginning of year         28,037    25,704
                                                                  --------  --------
             Cash and cash equivalents at end of year             $ 30,219  $ 29,893
____________________________________________________________________________________

   The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.

   Item 2.   Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition
_______________________________________

   Average earning assets increased 3.94 % in the first three months of 2001 compared to a 5.7 % increase in the first three months of 2000. The Corporation's only subsidiary at March 31, 2001 was First
Farmers and Merchants National Bank. As a financial institution, the Bank's primary earning asset is loans. At March 31, 2001, average net loans had increased 7.3 % and represented 60.8 % of average earning assets. Average net loans had increased 5.1% as of March 31, 2000 and represented 57.3% of average earning assets.
Average investments represented 39.2 % of average earning assets at March 31, 2001, and decreased .9 % in the first three months of 2001. Average total assets were $666 million at the end of the first three months of 2001 compared to $632 million at the end of the first three months of 2000. Period-end assets were $672 million compared to $652 million at December 31, 2000.

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


SECURITIES

   Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At March 31, 2001, the Bank's investment securities portfolio had $103.6 million available-for-sale securities and $130.5 million held-to-maturity securities. There were $96.6 million available-for-sale securities and $129.4 million held-to-maturity securities at December 31, 2000.

LOANS

   The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $25.6 million or 7.33 % in the first three months of 2001 compared to a $16.3 million or 5.12 % increase in the first three months of 2000. Commercial loans increased 21.5 %, personal loans decreased 5.3 %, and loans secured by real estate posted an 8.6 % growth for the first three months of 2001. Commercial loan increases included new loans to several municipalities. An asset/liability strategic decision to keep higher quality mortgage loans in the portfolio, rather than sell them in the secondary market, contributed to the increase.

   The Bank out sources its loan review function. After the reviewing the first three months of 2001, loans totaling $6.9 million,or 1.8 % of the portfolio, were classified as other assets especially mentioned, which is higher than loans totaling $5.4 million so classified at December 31, 2000, and the $1.4 million so classified at March 31, 2000. Loans totaling $15.8 million, 4.1 % of the portfolio, were classified as substandard at March 31, 2001, which is lower than loans totaling $17.2 million so classified at December 31, 2000, but higher than the $14.4 million so classified at March 31, 2000. Loans totaling $.7 million,or .2 % of the portfolio, were classified as doubtful at March 31, 2001, which is the same as the $.7 million so classified at December 31, 2000 but less than the $1.8 million so classified at March 31, 2000. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $5.1 million, or
1.3 % of the total portfolio, were identified as impaired at the end of the first three months of 2001 compared to $5.4 million at December 31, 2000, and $4.6 million at March 31, 2000.

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

   The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2001, were $34.7 million and $3.1 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

DEPOSITS

   The Bank does not have any foreign offices and all deposits are serviced in its eighteen domestic offices. The bank's average deposits grew during the first three months of 2001 reflecting a 3.5 % growth compared to a 5.3 % growth in the first three months of 2000. The 7.2% growth in certificates of deposits under $100 thousand, and the 14.26 % growth in certificates of deposit over $100 thousand in the first three months of 2001, were partially a result of competitive bidding on large public deposits. Savings deposits with limited transactions decreased 3.5 % during the first three months of 2001.

CAPITAL

   Average shareholders' equity in the first three months of 2001 remained strong totaling $81.9 million at March 31, 2001, a 7.8 % increase from 2000 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.
Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of March 31, 2001, the Corporation's total risk-based and core capital ratios were 21.3% and 20.0% respectively. The comparable ratios were 21.3% and 20.1% at year end 2000. As of March 31, 2001, the Bank's total risk-based and core capital ratios were 21.1% and 19.9% respectively.
The comparable ratios were 21.1% and 19.8% at year end 2000. As of March 31, 2001, the Corporation and the Bank had a ratio of core capital to average total assets of 12.2% and 12.1% respectively, compared to 12.1% and 12.0% at December 31, 2000. Management believes, as of March 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.

   Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of March 31, 2001, additional dividends of approximately $14.0 million could have been declared by the Bank to the Corporation without regulatory agency approval.

Material Changes in Results of Operations
_________________________________________

   Total interest income was 9.51 % higher in the first three months of 2001 than the first three months of 2000. Interest and fees earned on loans increased 15.4% due to the increase in the volume of average loans. Interest earned on investment securities and other investments decreased 2.69 % compared to the first three months of 2000 due to the decreased volume of securities.

   Total interest expense in the first three months of 2001 compared to the first three months of 2000 increased 13.9 %. The total cost of interest-bearing deposits increased as both the volume and rates paid increased during the third and fourth quarters of 2000. Even though rates have fallen during the first quarter of 2001, many certificates of deposit still carry the higher rate from previous periods. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at March 31, 2001, 2000, and December, 31, 2000 was 4.20%, 4.19%, and 4.19%
respectively.

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

   The analysis and review of asset quality by the Bank's credit administrator includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at March 31, 2001. Additions to the allowance during the first three months of 2001 were approximately the same as the first three months of 2000. The allowance for possible loan and lease losses was $5.3 million or 1.4% of gross loans at March 31, 2001 which compares to $4.9 million or 1.4% at March 31, 2000. Net charge offs for the first quarter of 2001 were $233 thousand, an annualized net charge off ratio of .25%. Earnings coverage of net charge offs was over ten at March 31, 2001. Net charge offs for the first quarter of 2000 were $112 thousand, an annualized net charge off ratio of .13%. Earnings coverage of net charge offs was just over eighteen at March 31, 2000. Non-performing loans as a percentage of the allowance for possible loan and lease losses was 98.6% at the end of the first quarter of 2001 compared to 69.3% at the end of the first quarter of 2000.

   There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three months of 2001. The carrying value of other real estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures that were included in the carrying value for other real estate at March 31, 2001, December 31, 2000, and March 31, 2000, and totaled $535 thousand,
$474 thousand, and $428 thousand respectively.

   Noninterest income increased 29.7% during the first three months of
2001 compared to the first three months of 2000.   Fees from service
charges on deposits increased 47.4%. The Bank introduced a new deposit program which provided additional fee income. Income from fiduciary services provided in the Bank's trust department represented approximately 18.1% of noninterest income.

   Noninterest expenses, excluding the provision for possible loan losses, were 5.0% more in the first three months of 2001 than in the first three months of 2000. Other operating expenses, including data processing charges, professional and legal fees, and additional salary expenses, contributed to this increase.

   Net income was 19.6 % higher for the first three months of 2001 compared to the first three months of 2000. The increase in interest income was more than the increase in interest cost. The increase in noninterest income more than offset the increase in noninterest expense.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               FIRST FARMERS AND MERCHANTS CORPORATION
               _______________________________________
                            (Registrant)




Date     May 8, 2001                   /s/ Waymon L. Hickman
    ----------------                 ------------------------------
                                           Waymon L. Hickman,
                                         Chairman of the Board
                                       (Chief Executive Officer)


Date     May 8, 2001                   /s/ Patricia N. McClanahan
    ----------------                 ------------------------------
                                           Patricia N. McClanahan,
                                                Treasurer
                                     (Principal Accounting Officer)