Form 10-Q
period 2001-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2001-08-15
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended June 30, 2001

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's common stock, as of June 30, 2001. 2,920,000 shares.

This filing contains 13 pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June 30, 2001, are as follows:

Consolidated balance sheets - June 30, 2001, and December 31, 2000.

Consolidated statements of income - For the three months and six months ended June 30, 2001 and June 30, 2000.

Consolidated statements of cash flows - For the six months ended June 30, 2001 and June 30, 2000.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	(Dollars in Thousands) (Unaudited)	2001	2000

ASSETS	Cash and due from banks	$24,419	$23,029
	Interest-bearing deposits in banks	8	5,008
	Total cash and cash equivalents	24,427	28,037
	Securities
	Available for sale (amortized cost $126,145
	and $96,448 respectively)	129,797	96,664
	Held to maturity (fair value $132,992
	and $130,514 respectively)	128,415	129,403
	Total securities	258,212	226,067
	Loans, net of deferred fees	510,793	377,092
	Allowance for possible loan losses	(6,446)	(5,322)
	Net loans	504,347	371,770
	Bank premises and equipment, at cost
	less allowance for depreciation	10,135	8,077
	Other assets	32,313	18,115
	TOTAL ASSETS	$829,434	$652,066

LIABILITIES	Deposits
	Noninterest-bearing	$97,782	$81,435
	Interest-bearing (including certificates of deposit
	over $100,000: 2001 - $121,884; 2000 - $55,976)	630,606	475,376
	Total deposits	728,388	556,811
	Federal funds purchased and securities sold
	under agreements to repurchase	5,748	7,551
	Dividends payable	1,256	1,139
	Other short term liabilities	722	735
	Accounts payable and accrued liabilities	8,321	6,021
	TOTAL LIABILITIES	744,436	572,257

STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	2,920,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	50,072	46,156
	Accumulated other comprehensive income	1,407	133
	TOTAL STOCKHOLDERS' EQUITY	84,999	79,809

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$829,434	$652,066

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands Except Per Share Data)
	(Unaudited)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2001	2000	2001	2000

INTEREST INCOME	Interest and fees on loans	$9,940	$7,713	$18,391	$15,035
	Income on investment securities
	Taxable interest	2,634	2,588	5,003	5,195
	Exempt from federal income tax	854	755	1,677	1,495
	Dividends	145	109	200	160
		3,633	3,452	6,880	6,850
	Other interest income	53	114	251	257
	TOTAL INTEREST INCOME	13,626	11,279	25,522	22,142

INTEREST EXPENSE	Interest on deposits	6,375	5,207	12,038	10,187
	Interest on other short term borrowings	58	44	88	58
	TOTAL INTEREST EXPENSE	6,433	5,251	12,126	10,245

	NET INTEREST INCOME	7,193	6,028	13,396	11,897
	PROVISION FOR POSSIBLE LOAN LOSSES	300	225	555	450

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	6,893	5,803	12,841	11,447

NONINTEREST INCOME	Trust department income	454	454	892	932
	Service fees on deposit accounts	1,700	1,207	3,369	2,339
	Other service fees, commissions, and fees	101	135	208	225
	Other operating income	288	111	494	276
	TOTAL NONINTEREST INCOME	2,543	1,907	4,963	3,772

NONINTEREST EXPENSES	Salaries and employee benefits	2,839	2,454	5,384	4,890
	Net occupancy expense	520	379	876	733
	Furniture and equipment expense	253	308	436	604
	Other operating expenses	2,148	1,634	4,019	3,266
	TOTAL NONINTEREST EXPENSES	5,760	4,775	10,715	9,493
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	3,676	2,935	7,089	5,726
	PROVISION FOR INCOME TAXES	937	856	1,917	1,613

	NET INCOME	$2,739	$2,079	$5,172	$4,113

EARNINGS PER SHARE	Common stock
	2,920,000 shares outstanding	$0.94	$0.71	$1.77	$1.41

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands) (Unaudited)

	Six Months Ended June 30,	2001	2000

OPERATING	Net income	$5,172	$4,113
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	Loan losses over net charge offs	27	249
	Provision for depreciation and amortization of
	Premises and equipment	386	552
	Provision for depreciation of leased equipment	150	150
	Amortization of deposit base intangibles	111	111
	Amortization of investment security premiums,
	Net of accretion of discounts	265	372
	Increase in cash surrender value of life insurance contracts	(124)	(116)
	Deferred income taxes	(133)	(149)
	(Increase) decrease net of effects from purchase of PUB*, in
	Interest receivable	(154)	(220)
	Other assets	(701)	416
	Increase (decrease) net of effects from purchase of PUB*, in
	Interest payable	141	481
	Other liabilities	968	553
	Total Adjustments	936	2,399
	Net cash provided by operating activities	6,108	6,513

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	Available-for-sale securities	12,335	13,004
	Proceeds from maturities and calls of held-to-maturity securities	7,345	4,760
	Purchases of investment securities net of securities acquired from PUB*
	Available-for-sale	(23,360)	(5,861)
	Held-to-maturity	(7,819)	(7,634)
	Increase in loans, net of loans acquired from PUB*	(21,235)	(22,273)
	Purchases of premises and equipment , net of PUB*	(788)	(446)
	Net increase in cash from purchase of PUB*	3,4457	-
	Purchase of single premium life insurance contracts	(425)	(600)
	Net cash used by investing activities	(30,490)	(19,050)

FINANCING	Net increase in noninterest-bearing and interest-bearing deposits , net of liabilities assumed from PUB*	23,726	5,862
ACTIVITIES	Net increase (decrease) in short term borrowings	(1,816)	2,636
	Cash dividends	(1,139)	(1,051)
	Net cash provided by financing activities	20,771	7,447

	Increase (decrease) in cash and cash equivalents	(3,611)	(5,092)
	Cash and cash equivalents at beginning of period	28,038	25,704

	Cash and cash equivalents at end of period	$24,427	$20,612

*Peoples and Union Bank, Lewisburg, Tennessee

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

Item 2. Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

On April 27, 2001, the Bank purchased Peoples and Union Bank, Lewisburg, Tennessee, an affiliate of First Tennessee Bank, National Corporation, Memphis, Tennessee. The transaction was accounted for by the purchase method of accounting. The affect of the acquisition on the Bank's assets and liabilities are discussed throughout the following paragraphs.

Average earning assets increased 12.5% in the first half of 2001 compared to a 6.4% increase in the first half of 2000. As a financial institution, the Bank's primary earning asset is loans. At June 30, 2001, average net loans had increased 19.8% and represented 62.7% of average earning assets. Actual loans increased approximately $132 million, $111 million of which was purchased in the acquisition. Average investments represented 36.2% of average earning assets at June 30, 2001, an increase of 2.0% in the first half of 2001. Average total assets were $726 million at the end of the first half of 2001 compared to $635 million at the end of the first half of 2000. Period-end assets were $829 million compared to $652 million at December 31, 2000.

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

SECURITIES

Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At June 30, 2001, the Bank's investment securities portfolio had $127.6 million available-for-sale securities and $130.6 million held-to-maturity securities. Approximately $18.7 million in securities were purchased in the acquisition and were designated available-for-sale. There were $96.6 million available-for-sale securities and $129.4 million held-to-maturity securities at December 31, 2000.

LOANS

The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank's Board of Directors and management which include loan review procedures and approvals. Applications for loans are taken by designated employees at fifteen of the Bank's offices. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly. The average loan portfolio increased $69.3 million or 19.8% in the first six months of 2001 compared to a $22.6 million or 7.0% increase in the first six months of 2000. Commercial loans increased 40.3%, personal loans decreased 1.4%, and loans secured by real estate posted a 23.4% growth for the first six months of 2001. Of the $111 million in loans purchased as a result of the acquisition, approximately $90 million was primarily secured by real estate.

The Bank has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This review process includes semiannual reviews by an outside party to assess the quality of the loan portfolio independently. The Credit Administrator's analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio. After this review during the first half of 2001, loans totaling $4.4 million, .8% of the portfolio, were recognized as other assets especially mentioned at June 30, 2001, which is down from the $6.9 million recognized at March 31, 2001 and $5.4 million at December 31, 2000. Loans totaling $16.1 million, 3.2% of the portfolio, were classified as substandard at June 30, 2001, which is an increase compared to $15.8 million so classified at March 31, 2001 and down from $17.2 at December 31, 2000. Loans totaling $.7 million, .2% of the portfolio, were classified as doubtful at June 30, 2001, which is about the same as $.7 million so classified at March 31, 2001 and December 31, 2000. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $4.8 million, .9% of the total portfolio, were identified as impaired at the end of the first six months of 2001 compared to $5 million at March 31, 2001, and $5.4 million at December 31, 2000.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2001, were $32 million and $3.9 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock. Most of the Bank's activities are with customers located within southern middle Tennessee and are secured by real estate. Management does not believe that there is a concentration of loans to borrower engaged in similar activities. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer.

DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty domestic offices. The bank's average deposits grew during the first half of 2001 reflecting a 13.4% growth, compared with a 5.6% growth during the first half of 2000. Approximately $147.9 million in deposit liabilities were assumed in the acquisition accounting for a significant share of the increase. Short and medium term rates were less competitive compared to longer term rates in response to an Asset/Liability Committee strategy to lengthen deposit maturities. This was a contributing factor to the 3.6% growth in average interest-bearing checking accounts, the 18.2% growth in certificates of deposits under $100 thousand, and the 41.8% growth in certificates of deposit over $100 thousand in the first six months of 2001. Savings deposits with limited transactions increased 2.8% during the first six months of 2001. Savings deposits have been strong historically providing a core, low cost, source of funding. Noninterest bearing deposits, also known as regular demand deposits, represent 13.5% of total deposits. This historical trend has contributed to the maintenance of deposits costs.

CAPITAL

Average shareholders' equity in the first half of 2001 totaled $83.3 million at June 30, 2001, a 9.6% increase from 2000 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of June 30, 2001, the Corporation's total risk-based and core capital ratios were 14.7% and 13.4% respectively. An adjustment to Tier 1 capital for approximately $12.8 million, representing goodwill related to the acquistion, reduced the Corporation's core capital ratio by approximately 6%. The comparable ratios were 21.3% and 20.0% at year end, 2000. As of June 30, 2001, the Bank's total risk-based and core capital ratios were 14.5% and 13.2% respectively. The comparable ratios were 21.2% and 19.9% at year end, 2000. As of June 30, 2001, the Corporation and the Bank had a ratio of core capital to average total assets of 8.8% and 8.7% respectively, compared to 12.1% and 11.9% at December 31, 2000. Management believes, as of June 30, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.

Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of June 30, 2001, additional dividends of approximately $15.5 million could have been declared by the Bank to the Corporation without regulatory agency approval.

Material Changes in Results of Operations

Total interest income was 15.3% higher in the first six months of 2001 than the first six months of 2000. Interest and fees earned on loans increased 22.3% due to the increase in the volume of average loans, a significant portion of which was purchased in the acquisition. Interest earned on investment securities and other investments increased .3% compared to the first six months of 2000.

Total interest expense in the first six months of 2001 compared to the first six months of 2000 increased 18.3%. The total cost of interest-bearing deposits had increased for the first half of the year, primarily due to volume, even though interest rates have been gradually falling. A considerable portion of the purchased deposits were in certificates of deposit greater than $100 thousand. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 3% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at June 30, 2001, June 30, 2000, and December, 31, 2000 was 4.18%, 4.22%, and 4.19% respectively.

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

The analysis and review of asset quality by the Bank's loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loans losses. This review supported management's assertion that the allowance was adequate at June 30, 2001. Additions to the allowance during the first half of 2001 were higher than the first half of 2000. The allowance for possible loan and lease losses was $6.4 million or 1.27% of gross loans at June 30, 2001 which compares to $5.1 million or 1.41% at June 30, 2000. The loan loss reserve associated with the loans purchased in the acquisition was just over $1 million. Net charge offs at the end of the second quarter of 2001 were $528 thousand, an annualized net charge off ratio of .21%. Earnings coverage of net charge offs was over 8.7% at June 30, 2001. Net charge offs at the end of the second quarter of 2000 were $201 thousand, an annualized net charge off ratio of .13%. Earnings coverage of net charge offs was 18.7% at June 30, 2000. Non-performing loans as a percentage of the allowance for possible loan and lease losses was 79.9% at the end of the second quarter of 2001 compared to 50.2% at the end of the second quarter of 2000.

There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first half of 2001. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at June 30, 2001, December 31, 2000, and June 30, 2000, and totaled $561 thousand, $474 thousand, and $447 thousand respectively.

Noninterest income increased 31.5% during the first six months of 2001 compared to the first six months of 2000. Fees from service charges on deposits increased 43.9%. The Bank introduced a new deposit program which provided additional fee income. Income from fiduciary services provided in the Bank's Trust Department represented approximately 17.9% of noninterest income. Other operating income increased $210 thousand primarily from the gain on the sale of real estate.

Noninterest expenses, excluding the provision for possible loan losses, were 12.9% more in the first six months of 2001 than in the first six months of 2000. Other operating expenses, including data processing charges, professional and legal fees, and additional salary expenses contributed to this increase.

Net income is 25.7% higher for the first six months of 2001 compared to the first six months of 2000. It was 19.6% higher for the first three months of 2001 compared to the first three months of 2000. However, the acquisition in the first part of the second quarter contributed to this increase. The increase in interest income was more than the increase in interest cost. The significant increase in noninterest income helped to cover increases in noninterest expense and the increase in taxes.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The annual Stockholders' Meeting was held April 17. 2001 at 4:00 P. M. CST at the Memorial Building in Columbia, Tennessee, for the purpose of electing directors for the coming year. There was no solicitation in opposition to management's nominees listed in the proxy statement. All management nominees listed were elected.

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K, covering the purchase of the Peoples and Union Bank, Lewisburg, Tennessee, an affiliate of First Tennessee Bank National Corporation, Memphis, Tennessee on April 27, 2001, was filed May 17, 2001. The following items were included in the filing.

Item 2. Acquisition or Disposition of Assets

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

(a) Financial statements of the business acquired.

1. Financial statements of Peoples and Union Bank as of December 31, 2000 (audited).

2. Financial statements of Peoples and Union Bank as of March 31, 2001 (unaudited).

(b) Pro forma financial information.

1. First Farmers and Merchants Corporation and Subsidiary pro forma condensed consolidated balance sheet as of December 31, 2000 (unaudited).

2. First Farmers and Merchants Corporation and Subsidiary pro forma condensed consolidated statement of income for the year ended December 31, 2000 (unaudited).

3. First Farmers and Merchants Corporation and Subsidiary pro forma condensed consolidated balance sheet as of March 31, 2001 (unaudited).

4. First Farmers and Merchants Corporation and Subsidiary pro forma condensed consolidated statement of income for the three months period ended March 31, 2001 (unaudited).

(c) Exhibit:

1. Agreement and plan of merger dated December 18, 2000, between First Farmers and Merchants National Bank and First Tennessee National Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date August 10, 2001	/s/ Waymon L. Hickman
Waymon L. Hickman,
Chairman of the Board
(Chief Executive Officer)

Date August 10, 2001	/s/ Patricia N. McClanahan
Patricia N. McClanahan,
Treasurer
(Principal Accounting Officer)