Form 10-Q
period 2001-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2001-11-14
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended September 30, 2001

Commission file number 0-10972

First Farmers and Merchants Corporation
(Exact name of registrant as specified in its charter)

Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402 - 1148
(Address of principal executive office)s	(Zip Code)

(931) 388-3145
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's common stock, as of September 30, 2001. 2,920,000 shares

This filing contains 12 pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended September 30, 2001, are as follows:

Consolidated balance sheets - September 30, 2001, and December 31, 2000.

Consolidated statements of income - For the three months and nine months ended September 30, 2001 and September 30, 2000.

Consolidated statements of cash flows - For the nine months ended September 30, 2001 and September 30, 2000.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
		September 30,	December 31,
	(Dollars in Thousands) (Unaudited)	2001	2000

ASSETS	Cash and due from banks	$28,288	$23,029
	Interest-bearing deposits in banks	9	5,008
	Total cash and cash equivalents	28,297	28,037
	Securities
	Available for sale (amortized cost $120,317
	and $96,448 respectively)	124,962	96,664
	Held to maturity (fair value $131,144
	and $130,514 respectively)	126,113	129,403
	Total securities	251,075	226,067
	Loans, net of deferred fees	510,415	377,092
	Allowance for possible loan losses	-6,590	-5,322
	Net loans	503,825	371,770
	Bank premises and equipment, at cost
	less allowance for depreciation	10,628	8,077
	Other assets	32,551	18,115
	TOTAL ASSETS	$826,376	$652,066
LIABILITIES	Deposits
	Noninterest-bearing	$102,830	$81,435
	Interest-bearing (including certificates of deposit
	over $100,000: 2001 - $105,491; 2000 - $55,976)	604,467	475,376
	Total deposits	707,297	556,811
	Federal funds purchased and securities sold
	under agreements to repurchase	20,315	7,551
	Dividends payable	-	1,139
	Other short term liabilities	715	735
	Accounts payable and accrued liabilities	8,590	6,021
	TOTAL LIABILITIES	736,917	572,257
STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	2,920,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	53,060	46,156
	Accumulated other comprehensive income	2,879	133
	TOTAL STOCKHOLDERS' EQUITY	89,459	79,809

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$826,376	$652,066

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands Except Per Share Data)	Three Months Ended		Nine Months Ended
	(Unaudited)	September 30,		September 30,
		2001	2000	2001	2000

INTEREST INCOME	Interest and fees on loans	$10,570	$8,015	$28,961	$23,050
	Income on investment securities
	Taxable interest	2,781	2,506	7,784	7,701
	Exempt from federal income tax	796	764	2,473	2,259
	Dividends	55	63	255	223
		3,632	3,333	10,512	10,183
	Other interest income	63	153	314	410
	TOTAL INTEREST INCOME	14,265	11,501	39,787	33,643

INTEREST EXPENSE	Interest on deposits	6,423	5,518	18,461	15,705
	Interest on other short term borrowings	39	29	127	87
	TOTAL INTEREST EXPENSE	6,462	5,547	18,588	15,792

	NET INTEREST INCOME	7,803	5,954	21,199	17,851
	PROVISION FOR POSSIBLE LOAN LOSSES	300	225	855	675

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,503	5,729	20,344	17,176

NONINTEREST INCOME	Trust department income	517	439	1,409	1,371
	Service fees on deposit accounts	1,734	1,513	5,103	3,852
	Other service fees, commissions, and fees	195	103	403	328
	Other operating income	133	163	627	439
	TOTAL NONINTEREST INCOME	2,579	2,218	7,542	5,990

NONINTEREST EXPENSES	Salaries and employee benefits	3,038	2,458	8,422	7,348
	Net occupancy expense	441	376	1,317	1,109
	Furniture and equipment expense	214	297	650	901
	Other operating expenses	2,402	1,698	6,421	4,964
	TOTAL NONINTEREST EXPENSES	6,095	4,829	16,810	14,322
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	3,987	3,118	11,076	8,844
	PROVISION FOR INCOME TAXES	999	946	2,916	2,559

	NET INCOME	$2,988	$2,172	$8,160	$6,285

EARNINGS PER SHARE	Common stock

	2,920,000 shares outstanding	$1.02	$0.74	$2.79	$2.15

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars In Thousands) (Unaudited)
	Nine Months Ended September 30,	2001	2000

OPERATING	Net income	$8,160	$6,285
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	171	378
	Provision for depreciation and amortization of
	premises and equipment	601	836
	Provision for depreciation of leased equipment	150	225
	Amortization of deposit base intangibles	529	167
	Amortization of investment security premiums,
	net of accretion of discounts	380	502
	Increase in cash surrender value of life insurance contracts	(183)	(177)
	Deferred income taxes	(457)	(245)
	(Increase) decrease, net of effects from purchase of PUB*, in
	Interest receivable	(525)	(749)
	Other assets	(1,504)	(149)
	Increase (decrease) , net of effects from purchase of PUB*, in
	Interest payable	(674)	985
	Other liabilities	2,051	1,140
	Total Adjustments	539	2,913
	Net cash provided by operating activities	8,699	9,198

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	18,103	18,006
	Proceeds from maturities and calls of held-to-maturity securities	13,405	6,582
	Purchases of investment securities, net of securities acquired from PUB*
	Available-for-sale	(23,373)	(7,931)
	Held-to-maturity	(10,238)	(10,874)
	Increase in loans, net of loans acquired from PUB*	(20,857)	(25,809)
	Purchases of premises and equipment, net of PUB*	(1,495)	(800)
	Net increase in cash from purchase of PUB*	3,457	-
	Purchase of single premium life insurance contracts	(425)	(600)
	Net cash used by investing activities	(21,423)	(21,426)

FINANCING	Net increase in noninterest-bearing and interest-bearing deposits, net of liabilities assumed from PUB*	2,635	21,243
ACTIVITIES	Net increase (decrease) in short term borrowings	12,743	675
	Cash dividends	(2,394)	(2,132)
	Net cash provided by financing activities	12,984	19,786

	Increase (decrease) in cash and cash equivalents	260	7,558
	Cash and cash equivalents at beginning of period	28,037	25,704
	Cash and cash equivalents at end of period	$28,297	$33,262
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

Item 2. Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

On April 27, 2001, the Bank purchased Peoples and Union Bank, Lewisburg, Tennessee, an affiliate of First Tennessee Bank National Corporation, Memphis, Tennessee. The transaction was accounted for by the purchase method of accounting. The affect of the acquisition on the Bank's assets and liabilities are discussed throughout the following paragraphs.

Average earning assets increased 17.7% in the first three quarters of 2001 compared to a 6.8% increase in the first three quarters of 2000. As a financial institution, the Bank's primary earning asset is loans. At September 30, 2001, average net loans had increased 27.9% and represented 64% of average earning assets. Actual net loans increased approximately $132 million from year end, $111 million of which were purchased in the acquisition. Average investments represented 36% of average earning assets at September 30, 2001, an increase of 3.1% in the first three quarters of 2001. Average total assets were $761 million at the end of the first three quarters of 2001 compared to $638 million at the end of the first three quarters of 2000. Period-end assets were $826 million compared to $652 million at December 31, 2000.

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

SECURITIES

Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At September 30, 2001, the Bank's investment securities portfolio had $124.9 million available-for-sale securities and $126.1 million held-to-maturity securities. Approximately $18.7 million in securities were purchased in the acquisition and were designated available-for-sale. There were $96.6 million available-for-sale securities and $129.4 million held-to-maturity securities at December 31, 2000.

LOANS

The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank's Board of Directors and management which include loan review procedures and approvals. Applications for loans are taken by designated employees at fifteen of the Bank's offices. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly. The average loan portfolio increased $97.7 million or 27.9% in the first nine months of 2001 compared to a $26.8 million or 8.4% increase in the first nine months of 2000. Commercial loans increased 53.5%, personal loans increased 2.6%, and loans secured by real estate posted a 32% growth for the first three quarters of 2001. Of the $111 million in loans purchased as a result of the acquisition, approximately $90 million were primarily secured by real estate.

The Bank has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This review process includes semiannual reviews by an outside party to assess the quality of the loan portfolio independently. The Credit Administrator's analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio. After this review during the first three quarters of 2001, loans totaling $5.5 million, 1.1% of the portfolio, were recognized as other assets especially mentioned at September 30, 2001, which is an increase from the $4.4 million recognized at June 30, 2001 and $5.4 million at December 31, 2000. Loans totaling $14.6 million, 2.9% of the portfolio, were classified as substandard at September 30, 2001, which is down compared to $16.1 million so classified at June 30, 2001 and $17.2 at December 31, 2000. Loans totaling $.7 million, .1% of the portfolio, were classified as doubtful at September 30, 2001, which is about the same as $.7 million so classified at September 30, 2001 and December 31, 2000. Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially affect operating results, liquidity, or capital resources. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the corporation's liquidity, capital resources or operations. Loans having recorded investments of $3.2 million, .6% of the total portfolio, were identified as impaired at the end of the first three quarters of 2001 compared to $4.8 million at June 30, 2001, and $5.4 million at December 31, 2000.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2001, were $43 million and $5.1 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty domestic offices. The bank's average deposits grew during the first three quarters of 2001 reflecting a 19.4% growth, compared with a 5.8% growth during the first three quarters of 2000. Approximately $147.9 million in deposit liabilities were assumed in the acquisition accounting for a significant share of the increase. This was a contributing factor to the 10.7% growth in average interest-bearing checking accounts, the 24.3% growth in certificates of deposits under $100 thousand, and the 63.8% growth in certificates of deposit over $100 thousand in the first nine months of 2001. However, approximately 80% of the deposit liabilities assumed in the acquisition were certificates of deposit accounting for the especially large increase in these products. Savings deposits with limited transactions increased 7.7% during the first nine months of 2001. Savings deposits have been strong historically providing a core, low cost, source of funding. Average noninterest bearing deposits, also known as regular demand deposits, represent 14.0% of average total deposits contributing to the maintenance of a competitive cost of funds.

CAPITAL

Average shareholders' equity for the first three quarters of 2001 totaled $84.7 million, a 11.4% increase from the average at December 31, 2000. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of average Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and varying amounts of the Allowance for Possible Loan Losses. As of September 30, 2001, the Corporation's total risk-based and core capital ratios were 15.2% and 14.0% respectively. An adjustment to Tier 1 capital for approximately $12.8 million, representing goodwill and core deposits related to the acquisition, reduced the Corporation's core capital ratio by approximately 6%. The comparable ratios were 21.3% and 20.0% at year end 2000. As of September 30, 2001, the Bank's total risk-based and core capital ratios were 15.0% and 13.8% respectively. The comparable ratios were 21.2% and 19.9% at year end 2000. As of September 30, 2001, the Corporation and the Bank had a ratio of core capital to average total assets of 8.7% and 8.6% respectively, compared to 12.1% and 11.9% at December 31, 2000. Management believes, as of September 30, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.

Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of September 30, 2001, additional dividends of approximately $18.5 million could have been declared by the Bank to the Corporation without regulatory agency approval.

Material Changes in Results of Operations

Total interest income was 18.3% higher in the first nine months of 2001 than the first nine months of 2000. Interest and fees earned on loans increased 25.7% due to the increase in the volume of average loans, a significant portion of which was purchased in the acquisition. Interest earned on investment securities and other investments increased 2.2%.

Total interest expense in the first nine months of 2001 compared to the first nine monhts of 2000 increased 17.7%. The total cost of interest-bearing deposits increased for the first nine months of the year, primarily due to volume, even though interest rates have been gradually falling. A considerable portion of the purchased deposits were in certificates of deposit greater than $100 thousand. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at September 30, 2001, September 30, 2000, and December 31, 2000 was 4.21%, 4.21%, and 4.19% respectively.

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

The analysis and review of asset quality by the Bank's loan review function and credit administrator also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This review supported management's assertion that the allowance was adequate at September 30, 2001. Additions to the allowance during the first three quarters of 2001 were higher than the first three quarters of 2000. The allowance for possible loan and lease losses was $6.6 million or 1.29% of gross loans at September 30, 2001 which compares to $5.2 million or 1.44% at September 30, 2000. The loan loss reserve associated with the loans purchased in the acquisition was just over $1 million. Net charge offs at the end of the third quarter of 2001 were $684 thousand, an annualized net charge off ratio of .18%. Earnings coverage of net charge offs was over 11.9% at September 30, 2001. Net charge offs at the end of the third quarter of 2000 were $277 thousand, an annualized net charge off ratio of .10%. Earnings coverage of net charge offs was 22.7% at September 30, 2000. Non-performing loans as a percentage of the allowance for possible loan and lease losses was 56.0% at the end of the third quarter of 2001 compared to 74.6% at the end of the third quarter of 2000.

There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three quarters of 2001. The carrying value of Other Real Estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures were included in the carrying value for Other Real Estate at September 30, 2001, December 31, 2000, and September 30, 2000, and totaled $932 thousand, $474 thousand, and $498 thousand respectively.

Noninterest income increased 25.9% during the first nine months of 2001 compared to the first nine months of 2000. Fees from service charges on deposits increased 32.5%. The Bank introduced a new deposit program which has provided additional fee income. Income from fiduciary services provided in the Bank's Trust Department represented approximately 18.7% of noninterest income. Other operating income increased $188 thousand primarily from the gain on the sale of real estate.

Noninterest expenses, excluding the provision for possible loan losses, were 17.4% more in the first nine months of 2001 than in the first nine months of 2000. Other operating expenses, including data processing charges, professional and legal fees, and additional salary expenses contributed to this increase. Also included was amortization of core deposit intangibles and goodwill, most of which was related to the acquistion.

Net income is 29.8% higher for the first nine months of 2001 compared to the first nine months of 2000. It was 19.6% higher for the first three months of 2001 compared to the first three months of 2000. However, the acquisition in the first part of the second quarter contributed to the overall increase. The increase in interest income was enough to cover the increase in interest cost, the portion of noninterest expense not covered by the increase in noninterest income, the increase in taxes, and the increase in additions to the allowance for loan and lease losses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date	November 9, 2001	/s/ Waymon L. Hickman
Waymon L. Hickman,
Chairman of the Board
(Chief Executive Officer)

Date	November 9, 2001	/s/ Patricia N. McClanahan
Patricia N. McClanahan,
Treasurer
(Principal Accounting Officer)