Form 10-K
period 2001-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2002-03-29
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission file number 0-10972

First Farmers and Merchants Corporation
(Exact name of registrant as specified in its charter)
Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402 - 1148
(Address of principal executive offices)	(Zip Code)

_____________(931)-388-3145________________
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	_________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 1, 2002, was $198,560,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's common stock, as of March 1, 2002. 2,920,000 shares

This filing contains 84 pages.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for 2001 Annual Stockholders Meeting of April 16, 2002. -- Parts I and III

(2) Annual Report to Stockholders for Year Ended December 31, 2001. -- Parts I and II

PART I

Item 1. Business.

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing.

Employees

FFMC has no employees. Its subsidiary, the Bank had approximately two hundred seventy one (271) full time employees and sixty-four (64) part time employees. Five of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, training programs, group life and health insurance and paid vacations.

Item 2. Properties.

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing. Other real estate owned by the Bank as of December 31, 2001, included: (1) a one-tenth interest in approximately one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US Highway 31, (2) forty nine improved lots in a residential subdivision on Weakley Creek Road in Lawrenceburg, Lawrence County, Tennessee, and (3) a commercial property in the industrial park in Columbia, Maury County, Tennessee. The properties are not depreciated.

Item 3. Legal Proceedings.

There are no material pending legal proceedings known to the Board of Directors in which any director or executive officer or principal stockholder of the Corporation and the Bank or any business in which such persons are participants as a material interest adverse to the Corporation and its subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 16, 2002.

Executive Officers of Registrant

The following is a list as of March 1, 2002, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:

		Family	Positions and
Name	Age	Relationship	Offices Held
Waymon L. Hickman	67	None

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

T. Randy Stevens	50	None

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

Executive Officers of Registrant-Continued
		Family	Positions and
Name	Age	Relationship	Offices Held
John P. Tomlinson, III	51	None

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

Martha M. McKennon	57	None

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

Patricia N. McClanahan	57	None

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

Date March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s / T. Randy Stevens
T. Randy Stevens,
President and Chief Operating Officer
(President and Chief Operating Officer of the Bank)

Date March 19, 2002

/s / Patricia N. McClanahan
Patricia N. McClanahan, Treasurer
(Principal Accounting Officer)

Date March 19, 2002

Signatures -- continued

/s/ Kenneth A. Abercrombie	/s/ O. Rebecca Hawkins ____ ____
Kenneth A. Abercrombie, Director	O. Rebecca Hawkins, Director

Date March 19, 2002 ___	Date March 19, 2002

James L. Bailey, Jr., Director	/s/ Waymon L. Hickman
/s/ James L. Bailey, Jr.	Waymon L. Hickman, Director

Date March 19, 2002	Date March 19, 2002

/s/ Flavius A. Barker __	/s/ Joseph W. Remke, III ______
Flavius A. Barker, Director	Joseph W. Remke, III, Director

Date March 19, 2002	Date March 19, 2002

/s/ Hulet M. Chaney	/s/ T. Randy Stevens
Hulet M. Chaney, Director	T. Randy Stevens, Director

Date March 19, 2002	Date March 19, 2002

/s/ H. Terry Cook, Jr.	/s/ John P. Tomlinson, III _______
H. Terry Cook, Jr., Director	John P. Tomlinson, III, Director

Date March 19, 2002	Date March 19, 2002

/s/ W. J. Davis, Jr.	/s/ Dan C. Wheeler
W. J. Davis, Jr., Director	Dan C. Wheeler, Director

Date March 19, 2002	Date March 19, 2002

/s/ Tom Napier Gordon	/s/ David I. Wise ________
Tom Napier Gordon, Director	David I. Wise, Director

Date March 19, 2002	Date March 19, 2002

/s/ Edwin W. Halliday ___	/s/ W. Donald Wright ______
Edwin W. Halliday, Director	W. Donald Wright, Director

Date March 19, 2002	Date March 19, 2002

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2) ITEM 14(d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2001

FIRST FARMERS AND MERCHANTS CORPORATION

COLUMBIA, TENNESSEE

FORM 10-K -- ITEM 14(a)(1) and (2)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated balance sheets -- December 31, 2001 and 2000

Consolidated statements of income -- Years ended December 31, 2001, 2000, and 1999

Consolidated statements of changes in equity -- Years ended December 31, 2001, 2000, and 1999

Consolidated statements of cash flows -- Years ended December 31, 2001, 2000, and 1999

Notes to consolidated financial statements -- December 31, 2001

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

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

Exhibit Number Title or Description

(iii) Audit Committee Charter

(13) Annual Report to Stockholders

EXHIBIT iii

AUDIT COMMITTEE CHARTER

FIRST FARMERS AND MERCHANTS CORPORATION

First Farmers and Merchants National Bank

Charter and Powers of the Audit Committee

The Board of Directors of First Farmers and Merchants National Bank ("FF&M") establishes an Audit/Compliance/CRA Committee ("committee") with authority, responsibility and specific duties as described below.

Composition

The committee shall be comprised of a minimum of three outside directors who are independent of management and are free of any relationship that, in the opinion of the Board of Directors ("the Board"), would interfere with their exercise of independent judgment as a committee member. The determination of independence will be made in accordance with the provisions of Section 36 of FDICIA and any other requirements as may be promulgated from time to time by those regulatory agencies or other authorities applicable to the governance of FF&M.

The members of the committee shall be financially literate either at the time of appointment to the committee, or within a reasonable period of time thereafter. At least one member of the committee should have accounting or related financial management expertise.

One of the members shall be appointed committee chairman by the chairman of the Board.

Responsibility

The Audit Committee has a major responsibility to provide assistance to the Board in fulfilling their fiduciary responsibility to the shareholders and investment community related to accounting and reporting practices; the quality and integrity of financial reports; and the quality and effective administration of loan portfolios.

The committee is to be the Board's principal agent in ensuring the independence of the corporation's outside external auditors and internal auditors, the integrity of management, and the adequacy of disclosures to stockholders. It is the intention of the Board to adhere to the Securities and Exchange Commission's ("SEC") rule regarding Audit Committee Disclosure that became effective January 31, 2000.

The Audit Committee is also responsible for overseeing that management has established and maintained processes to assure that an adequate system of internal controls is in place and functioning as designed within FF&M. In addition, the committee will oversee that management has established and maintained processes to assure compliance with all applicable laws, regulations and corporate policies. In so doing, the Audit Committee will be responsible for handling relations with the outside external auditing firm, and the Internal Audit and Loan Review functions.

The committee will ensure that its members receive an appropriate degree of education and training in order to maintain an adequate level of expertise necessary to discharge their responsibilities on an ongoing basis.

Authority

The Audit Committee may be requested by the Board to investigate any activity of FF&M, and all employees are directed to cooperate as requested by members of the committee. The committee is empowered to retain persons having special competence as necessary to assist the committee in fulfilling its responsibility.

The committee views the outside independent auditors, Internal Audit and Loan Review as important resources. To this end, the Audit Committee should concur in the appointment or removal of the independent auditors, the Internal Auditors and the Loan Review. However, the opportunity for the independent auditors and Internal Auditors to meet with the entire Board of Directors as needed is not to be restricted.

To the extent necessary to fulfill its primary responsibilities, the committee will also communicate with the corporate legal counsel, the Accounting Department, Credit Administration, and others, as it deems necessary.

Frequency of Meetings

The Audit Committee shall meet as often as deemed necessary in order to fulfill its responsibilities, but not less than quarterly.

Attendance at Meetings

In addition to the members of the Audit Committee, the chairman of the Audit Committee may request members of management, the internal auditors and representatives of the independent auditors be present at meetings of the committee, as deemed appropriate.

Agenda for Meetings

In carrying out their responsibilities, the committee's agenda and procedures should remain flexible in order that it can best react to changing conditions and environment and to assure the Board and Shareholders that the accounting and reporting practices of FF&M and subsidiaries are in accordance with all requirements and are of the highest quality.

The committee's agenda on an annual basis will include the following:

  Provide an open avenue of communication between the outside auditors, the Internal Auditors, and the Board of Directors.
  Confirm and assure the independence of the outside and internal auditors.
  Review coordination of audit efforts between the outside and internal auditors to assure completeness of coverage, reduction of redundant efforts, and the effective use of audit resources.
  Meet periodically with the outside and internal auditors and Manager of Loan Review without members of management present.
  Review and approve the scope and general extent of the audit examination performed by the external auditors, including their engagement letter. The auditors' fees are to be arranged by management and annually summarized for committee review and approval.
  Review any other services rendered by the external audit firm for FF&M.
  Review with the external auditors the adequacy and effectiveness of internal auditing, control of the organization, recommendations for improvement in control, and any difficulties encountered.
  Arrange for the independent external auditors to review the following items with the Audit Committee:
  FF&M's annual report to shareholders and Forms 10K and 10Q, including the financial statements, and financial statement and supplemental disclosures required by generally accepted accounting principles and the SEC.
  Significant transactions, if any, not a normal part of FF&M's operations.
  Changes (pending or proposed), if any, during the year in FF&M's accounting principles or their application.
  Significant adjustments, if any, not a normal part of FF&M's operations.
  The independent auditors should be instructed to communicate with the chairman of the Audit Committee if there is a probability that a pending quarterly review report, if any, will be other than standard.
  Inquire of the independent auditors whether there have been any disagreements with management, which if not satisfactorily resolved, would have caused them to modify their report on FF&M's financial statements.
  Ascertain that the outside auditors understand that:
          The Audit Committee is the outside auditors' client;
          The outside auditors are required to provide a timely analysis of current financial reporting issues and practices;
          The outside auditors are required to discuss their qualitative judgments about the appropriateness, not just the acceptability, of accounting principles and the degree of aggressiveness or conservativeness of principles and estimates.
  Evaluate the cooperation received by the outside auditors during their audit examination, including their access to all requested records, data and information.
  Elicit the comments of management regarding the responsiveness of the outside auditors to FF&M's needs.
  Review and approve the annual audit plan, including their engagement letter, prepared by the Internal Auditors.
  Review and approve the status of completion of and significant changes to the Internal Audit annual plan and budget.
  Evaluate internal accounting control through a review of reports prepared by the Internal Auditors that describe control weaknesses, and determine that appropriate corrective action is being taken by management.
  Review the Internal Auditors' compliance with the Institute of Internal Auditor's Standards for the Professional Practice of Internal Accounting.
  Review the organizational structure and qualifications of the Internal Auditors.
  Review and approve the loan review policy and operating plan of the Loan Review function.
  Review and approve the status of completion of and significant changes to the Loan Review plan and budget.
  Evaluate asset quality and credit administration through a review of reports prepared by the Loan Review function that evaluate asset quality, the adequacy of allowance for loan losses, and management of the loan portfolios of FF&M.
  Review all reports of examination issued by FF&M's regulators.
  Make or cause to be made, all necessary inquiries of management and the independent auditors concerning established standards of corporate conduct and performance, and deviations therefrom. Legal matters, regulatory and legal requirements and issues, and insurance concerns, which could significantly impact the financial statements, should also be reported.
  Discuss with FF&M's management the scope and quality of internal accounting and financial reporting controls in effect.
  Review with FF&M's management, internal auditors and independent auditors, FF&M's policies and procedures to reasonably ensure the adequacy of internal accounting and financial reporting controls.
  Inquire of management, the outside auditors and internal audit about significant risks or exposures and assess steps management has taken to minimize risks.
  Apprise the Board of significant developments in the course of performing the above duties.
  Prepare a written report that describes the Audit Committee's composition and responsibilities and how they were discharged.
  Review, update and approve the Audit Committee charter annually.
  Recommend to the Board any appropriate extensions or changes in the duties of the committee.

Committee Communications

Minutes of each meeting shall be prepared with copies to be provided to members of the committee and made available to management, the independent auditors, Internal Auditors and regulatory examiners.

The chairman of the Audit Committee shall make a report to the Board on the results of each meeting of the Audit Committee.

EXHIBIT 13

ANNUAL REPORT TO STOCKHOLDERS

FIRST FARMERS AND MERCHANTS CORPORATION

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

____________________________________________________________________________________________

GENERAL

First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. As of December 31, 2001, the only subsidiary of the Corporation was First Farmers and Merchants National Bank (the Bank). The Bank owns one hundred percent of F & M West, a Nevada subsidiary that provides advisory service for management of the Bank's investment portfolio. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. Its principal office is at 816 South Garden Street, Columbia, Maury County, Tennessee. Other offices in Maury County are Mt. Pleasant, Spring Hill, and additional offices in Columbia at High Street, Hatcher Lane, Northside, Shady Brook Mall, and Campbell Plaza. Offices in Lawrence County include Lawrenceburg, Crockett in Lawrenceburg, Leoma, and Loretto. Offices in Marshall County include Lewisburg, Ellington, Downtown Lewisburg, Lewisburg West, and Chapel Hill. Offices in Hickman County include Centerville and East Hickman. In Dickson County, there is an office in White Bluff. The Bank provides only automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, and in Columbia at the Tennessee Farm Bureau, Columbia State Community College, and Maury Regional Hospital. The financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.

During 2001, First Farmers and Merchants National Bank posted a 36.8% increase in net loans , over 80% of which was related to loans acquired in the acquisition of the Peoples & Union Bank of Lewisburg, Tennessee. This acquisition made the Bank the largest independent bank in Tennessee. Deposits grew almost 30%, 89% of which was related to deposits acquired in Lewisburg. Net income was up 27.5%. During the last quarter of 2001, the Bank announced the pending acquisition of two offices of Community Bank, an Alabama banking corporation in Pulaski, Giles County, Tennessee. The regulatory approval process was well under way at the end of 2001. The Bank is committed to providing quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank.

The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 2001, 2000, and 1999; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial

Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FINANCIAL CONDITION

First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank is ranked as the largest bank in the area in terms of total deposits, the Bank faces substantial competition from nineteen (19) other banks, two (2) savings and loan associations, and several credit unions located in its marketing area. The following paragraphs provide a unique perspective on the internal structures of the Corporation and the Bank that provide the strength in our organization.

Summary

The Bank reported net income of $10.6 million for 2001 compared to $8.3 million in 2000 and $7.5 million in 1999. On a per common share basis, net income was $3.63 for 2001 versus $2.85 for 2000 and $2.59 for 1999. The improvement in 2001's earnings resulted from an increase in interest income that more than covered the cost of funds. Noninterest income was up covering half the increase in noninterest expenses. Additions to the allowance for loan losses and taxes both showed an increase.

The return on beginning equity for 2001 was 13.29% compared to 11.55% for 2000 and 11.98% for 1999. The return on average assets was 1.36% for 2001 versus 1.30% for 2000 and 1.25% for 1999.

Net Interest Margin

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


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

_________________________________________________________________________________________

TABLE A - Distribution of Assets, Liabilities, and Stockholders' Equity, Interest Rates and Interest Differential
					YEAR ENDED DECEMBER 31,
		2001				2000				1999

	Average	Rate/			Average	Rate/			Average	Rate/
	Balance	Yield	Interest		Balance	Yield	Interest		Balance	Yield	Interest

ASSETS						(Dollars In Thousands)
Interest earning assets
Loans, net	$462,725	8.49%	$39,272	*	$349,727	8.99%	$31,432	*	$318,868	8.8%	$28,054	*
Bank deposits	625	6.56	41		626	6.55	41		22	4.55	1
Taxable securities	172,929	6.1	10,556		170,972	6.1	10,430		163,455	6	9,809
Tax exempt securities	69,926	6.34	4,430	*	64,077	6.31	4,042	*	58,956	6.47	3,814	*
Federal funds sold	8,238	3.87	319		8,918	6.25	557		12,105	5.11	619
TOTAL EARNING ASSETS	714,443	7.64	$54,618		594,320	7.82	$46,502		553,406	7.64	$42,297
Noninterest earning assets
Cash and due from banks	24,509				21,578				22,522
Bank premises and equipment	9,762				8,262				8,139
Other assets	30,141				16,636				16,790
TOTAL ASSETS	$778,855				$640,796				$600,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
Time and savings deposits:
NOW and money market accounts	$195,476	2.13%	$4,154		$183,054	3.18%	$5,815		$180,838	3.06%	$5,537
Savings	64,687	2.76	1,783		58,218	3.12	1,814		56,519	3.12	1,761
Time	231,370	5.5	12,724		182,979	5.79	10,599		164,359	5	8,218
Time over $100,000	92,450	5.49	5,077		54,057	6.03	3,258		46,593	5.16	2,402
TOTAL INTEREST BEARING DEPOSITS	583,983	4.06	23,738		478,308	4.49	21,486		448,309	4	17,918
Federal funds purchased and securities
sold under agreements to repurchase	3,401	3.47	118		1,297	6.09	79		127	4.72	6
Other short-term debt	648	4.48	29		624	6.09	38		549	4.74	26
TOTAL INTEREST BEARING LIABILITIES	588,032	4.06	$23,885		480,229	4.5	$21,603		448,985	4	$17,950
Noninterest bearing liabilities
Demand deposits	96,369				78,077				75,956
Other liabilities	8,215				6,471				5,755
TOTAL LIABILITIES	692,616				564,777				530,696
Stockholders' equity	86,239				76,019				70,161
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$778,855				$640,796				$600,857

Spread between combined rates earned and
combined rates paid*		3.58%				3.32%				3.64%

* Taxable equivalent basis

Notes:
1.

U.S. Government, government agency, and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable securities. Municipal debt securities are nontaxable and classified as held- to- maturity.

2.

The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax free assets. Loans include nonaccrual loans for all years presented.

3.	The average balances of the amortized cost of available-for- sale securities were used in the calculations in this table.


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

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

__________________________________________________________________________________________

Table B sets forth, for the periods indicated, a summary of changes in interest earned and interest paid separated into the amount generated by volume changes and the amount generated by changes in the yield or rate.

TABLE B - Volume and Yield/Rate Variances

(Taxable Equivalent Basis - In Thousands)

	2001 Compared to 2000			2000 Compared to 1999
		Yield/	Net Increase		Yield/	Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Revenue earned on
Loans, net	$10,158	$(2,318)	$7,840	$2,716	$662	$3,378
Bank deposits	-	-	-	27	13	40
Investment securities
Taxable securities	119	7	126	451	170	621
Tax-free securities	369	19	388	331	(103)	228
Federal funds sold	(42)	(196)	(238)	(163)	101	(62)
Total interest earning assets	10,604	(2,488)	8,116	3,362	843	4,205
Interest paid on
NOW and money market accounts	395	(2,056)	(1,661)	68	210	278
Savings deposits	202	(233)	(31)	53	-	53
Time deposits	2,803	(678)	2,125	931	1,450	2,381
Time deposits over $100,000	2,313	(494)	1,819	385	471	856
Federal funds purchased and securities
sold under agreements to repurchase	128	(89)	39	55	18	73
Short term debt	1	(10)	(9)	3	9	12
Total interest-bearing funds	5,842	(3,560)	2,282	1,495	2,158	3,653
Net interest earnings	$4,762	$1,072	$5,834	$1,867	$(1,315)	$552

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


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

AVERAGE EARNING ASSETS
(In Thousands $)
	Loans	Securities	Other
1999	318,868	222,411	12,127
2000	349,727	235,049	9,544
2001	462,725	242,855	8,863

Average earning assets increased 20.2% in 2001 compared to an 7.4% increase in 2000 and a 8.9% increase in 1999. The acquisition in the second quarter of 2001 is the reason for the large increase in 2001. As a financial institution, the Bank's primary earning asset is loans. At December 31, 2001, average net loans represented 65% of average earning assets. Average net loans were up 32.3% in 2001, 80% of which was a result of the acquisition, compared to a 9.7% increase in 2000. Net loans declined three quarters of a percentage point from 1998 to 1999. Average investments, including federal funds sold, made up the remaining balance of average earning assets at December 31, 2001, increasing 2.9% from year end 2000 compared to a 4.3% increase at the end of 2000 from year end 1999, and a 25.5% increase at the end of 1999 from year end 1998. The acquisition contributed to the increase in 2001 while the decline in investments in 2000 is due to the increase in loans. The Bank completed an acquisition of Peoples and Union Bank of Lewisburg, Tennessee, in the second quarter of 2001 acquiring $111 million in net loans, $19 million in investment securities, and certain other assets. Average total assets increased during the last three years as evidenced by a 21.5% growth during 2001, 65% relates to the acquisition, a 6.7% growth during 2000, and an 8.7% growth from 1998 to 1999.

AVERAGE FUNDING OF EARNING ASSETS
(Thousands $)
	Interest-Bearing Deposits	Noninterest-Bearing Deposits	Other
1999	448,309	75,956	6,431
2000	478,308	78,077	8,392
2001	583,983	96,369	12,264

The bank's average deposits grew during the last three years reflecting a 22.3% during 2001, 79% of this growth is related to the acquisition. Deposit liabilities of $148 million were assumed in the transaction. Deposits experienced a 6.1% growth from 1999 to 2000, and an 8.5% growth from 1998 to 1999. Interest rates declined sharply in 2001. Some customers moved money to interest-bearing transaction accounts until rates settled down. Interest-bearing transaction accounts increased 6.8% during 2001 compared to a 1.2% increase in 2000 and a 2.8% increase during 1999. Time deposits under $100,000 increased 26.4% during 2001. Time deposits over $100,000 increased 71.0% in 2001. This large increase is related to the acquisition. Average savings deposits increased over 11.0% during 2001. Savings deposits have been strong historically providing a core, low cost, source of funding. However, the acquisition contributed to this increase. The Bank's noninterest-bearing deposits have remained consistently strong and were 14.2% of average total deposits in 2001, 14.0% in 2000, and 14.3% in 1999. This strong core of noninterest-bearing funds contributed to the maintenance of the low cost of funds for the periods.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

___________________________________________________________________________________________________________

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

Liquidity

At December 31, 2001, the Bank had approximately $70.9 million of cash and due from banks, securities and other short-term investments maturing within one year compared to $59.8 million as of a year earlier. In the normal course of business, the Bank has established lines of credit for short-term borrowings for the management of daily liquidity needs. At December 31, 2001, the unused lines of credit were $35 million.

Interest Rate Risk

The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The committee measures near-term (next twelve months) risk to net interest income due to changes in interest rates. The model incorporates the Bank's assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment to simulate the effect of possible changes in interest rates on net interest income. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. At December 31, 2001, if interest rates were to rise 300 basis points (3.0%) over the next twelve months, net interest income would be $857 thousand less than currently projected without interest rate movements. This would be a decline in net interest income of 2.4% which is within policy guidelines established by the Board of Directors.

Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the Bank's rate sensitive position at December 31, 2001, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). TABLE A - Distribution of Assets, Liabilities, and Stockholders' Equity, Interest Rates and Interest Differential provides details of the largest component of interest-bearing liabilities.

The net interest margin, on a tax equivalent basis, at December 31, 2001, 2000, and 1999 was 4.30%, 4.19%, and 4.40% respectively.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

____________________________________________________________________________________________
TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
(Dollars in Thousands)
	3 Months	3-6	6-12	Over 1
As of December 31, 2001	or Less	Months	Months	Year	Total
Earning assets
Bank time deposits	$-	$-	$-	$16	$16
Taxable investment securities	6,081	11,149	18,132	133,995	169,357
Tax-exempt investment securities	1,206	1,320	1,380	67,189	71,095
Loans and leases, net of deferred fees	94,182	61,453	190,966	168,577	515,178

Total earning assets	101,469	73,922	210,478	369,777	755,646

Interest-bearing liabilities
NOW and money market accounts	56,140	-	97,264	49,585	202,989
Savings	-	-	72,994	-	72,994
Time	67,606	59,974	70,682	37,568	235,830
Time over $100,000	29,858	32,042	22,932	13,440	98,272
Other short-term debt	708	-	-	-	708

Total interest bearing liabilities	154,312	92,016	263,872	100,593	610,793

Period gap	(52,843)	(18,094)	(53,394)	269,184	$144,853

Cummulative gap	$(52,843)	$(70,937)	$(124,331)	$144,853

______________________________________________________________________________________ Available-for-sale and held-to-maturity securities were combined in the taxable securities category for purposes of this table.

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

The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank's Board of Directors and management which include loan review procedures and approvals. Applications for loans are taken by designated employees at seventeen of the Bank's offices. Depending primarily on the amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

______________________________________________________________________________

LOANS AND LOAN QUALITY (Continued)

The Bank has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This review process also includes semiannual reviews by an outside party to assess the quality of the loan portfolio independently. Management has concluded that this independent review has served to strengthen underwriting practices. The Credit Administrator's analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This review supported management's assertion that the allowance was adequate at December 31, 2001.

Table D, RISK ELEMENTS IN THE LOAN PORTFOLIO, includes all loans management considers to be potential problem loans, summarizes average loan balances, and reconciles the allowance for loan losses for each year. Additions to the allowance, which have been included in operating expenses, are also disclosed. Management does not believe that there is a concentration of loans to borrowers engaged in similar activities. Please refer to Note 9 in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Loans having recorded investments of $5.6 million at December 31, 2001, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 1.1% of gross loans. Commercial loans comprised $.5 million of the total, with loans secured by real estate accounting for $4.7 million, and installment loans $.3 million. Interest received on these loans during 2001 was $345,000, during 2000 was $584,000, and during 1999 was $385,000. The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $348, $801, and $485 thousand for the years ended December 31, 2001, 2000, and 1999 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO
			December 31

(Dollars In Thousands)	2001	2000	1999	1998	1997

Average amount of gross loans outstanding	$468,861	$354,811	$323,374	$324,838	$317,079

Balance of allowance for possible loan
losses at beginning of year	$5,322	$4,818	$3,852	$2,943	$2,926

Balance from acquisition	1,097	-	218	-	-
Loans charged off
Loans secured by real estate	21	190	317	619	88
Commercial and industrial loans	377	50	236	1,041	605
Loans to individuals	652	475	578	914	1,371

TOTAL LOANS CHARGED OFF	1,050	715	1,131	2,574	2,064
Recoveries of loans previously charged off
Loans secured by real estate	12	221	41	1	8
Commercial and industrial loans	17	4	17	61	53
Loans to individuals	109	94	121	121	80

TOTAL RECOVERIES	138	319	179	183	141

NET LOANS CHARGED OFF	912	396	952	2,391	1,923

Provision charged to operating expenses	1,200	900	1,700	3,300	1,940

BALANCE AT END OF YEAR	$6,707	$5,322	$4,818	$3,852	$2,943

Ratio of net charge-offs during the period

_________________________________________________________________________________________

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

______________________________________________________________________________

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

Historically, internal growth has financed the capital needs of the Bank. At December 31, 2001, the Corporation had a ratio of tier 1 capital to average assets of 9.17%. This compares to a ratio of tier 1 capital to average assets of 12.09% at December 31, 2000, and 11.43% at December 31, 1999. The current ratio is lower because identifiable intangibles related to the acquisition reduced capital as average total assets increased.

Cash dividends declared in 2001 were 26% of net income. Additional dividends of approximately $20.1 million to the Corporation could have been declared by the subsidiary bank without regulatory agency approval. The Corporation plans to continue an average payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

As of December 31, 2001, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 14.3% and 15.6% respectively. At December 31, 2000, the comparable ratios were 20.6% and 21.3%, respectively. Please refer to Note 10 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information on the capital strength of the Corporation and the Bank.

A bar graph at the bottom of this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last eight years. The following table is the data illustrated by this graph in thousands of dollars.

AVERAGE EQUITY
(In Thousands)
1993	37,454
1994	41,820
1995	46,755
1996	52,067
1997	57,806
1998	63,032
1999	70,161
2000	76,019
2001	86,239

__________________________________________________________________________________________

RESULTS OF OPERATIONS

Interest Income

Total interest income increased 17.5% in 2001. Interest and fees earned on loans increased 24.9% in 2001 accounting for 71.9% of tax equivalent gross interest income. Interest earned on securities and other investments increased 1.8% in 2001 making up the balance of gross interest income. Total interest income increased 10.3% in 2000 and 2.9% in 1999.

Interest Expense

Total interest expense increased 10.6% in 2001, compared to a 20.4% increase in 2000, and a 2.9% increase in 1999. A falling interest rate environment contributed to the decline in interest expense in 2001 and a rising interest rate environment coupled with increasing competition are behind the increase in interest expense in 2000. The cost of interest-bearing deposits is monitored monthly by the Asset/Liability Committee. The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.30% at the end of 2001, 4.19% at the end of 2000, and 4.40% at the end of 1999.

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

______________________________________________________________________________

A pie chart is included at this point in the materials sent to our stockholders illustrating the composition of noninterest income in 2001 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

2001 Noninterest Income
Trust	1,862	19%
Other service fees	537	5%
Deposit fees	6,822	68%
Other	812	8%

Noninterest Income and Expense

Noninterest income increased 26.4% during 2001 due mostly to income from service fees on deposit relationships strengthened by new products. Noninterest income increased 10.3% in 2000 and decreased 4.9% in 1999.

Noninterest expenses, excluding the provision for possible loan losses, increased 21.8% in 2001. Salary and benefit increases related to the acquisition contribute to this increase. Noninterest expenses increased 5.9% in 2000 and 10.2% increase in 1999.

A pie chart is included at this point in the materials sent to out stockholders illustrating the composition of noninterest expense in 2001 and the percentage each category is of the total. The following table is the data illustrated by this graph in thousands of dollars.

2001 Noninterest Expense
Personnel	11,567	50%
Occupancy	1,720	7%
Furniture & Equipment	928	4%
Other	8,980	39%

Net Income

Net income was 27.5% higher in 2001 than in 2000. Continued strength in the loan portfolio and the acquisition contributed to the increase with loan income up 24.5%. Interest expense was up 10.6%. The increase in noninterest income coupled with the strong net interest income more than covered the increase in noninterest expenses. Income tax expense was higher due to the increase in income. The acquisition made a strong contribution to net income accounting for approximately 16.5% of the increase with the remaining 83.5% of the increase coming from internal growth and new products.

____________________________________________________________________________________________

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," which change the rules for how companies must account for business combinations, goodwill and other intangible assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interest method of accounting for business combinations. SFAS 142 specifies new rules for accounting for goodwill and other intangible assets including cessation of amortization of goodwill in favor of annual impairment reviews. The Bank adopted the provisions of the standards in 2002.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

______________________________________________________________________________

Consolidated Statements of Income
Dollars in Thousands Except Per Share Data

	2001	2000	1999	1998	1997
INTEREST INCOME
Interest and fees on loans	$39,031	$31,358	$28,017	$29,155	$28,841

Income on investment securities
Taxable interest	10,218	10,097	9,443	7,326	6,803
Exempt from federal income tax	3,420	3,108	2,877	2,583	2,488
Dividends	307	278	257	300	261
	13,945	13,483	12,577	10,209	9,552
Other interest income	359	598	620	689	254

TOTAL INTEREST INCOME	53,335	45,439	41,214	40,053	38,647

INTEREST EXPENSE
Interest on deposits	23,738	21,486	17,918	17,414	17,218
Interest on other short term borrowings	147	117	32	30	86

TOTAL INTEREST EXPENSE	23,885	21,603	17,950	17,444	17,304

NET INTEREST INCOME	29,450	23,836	23,264	22,609	21,343

PROVISION FOR POSSIBLE LOAN LOSSES	1,200	900	1,700	3,300	1,940
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	28,250	22,936	21,564	19,309	19,403

NONINTEREST INCOME
Trust department income	1,862	1,813	1,670	1,516	1,471
Service fees on deposit accounts	6,822	5,136	4,115	3,669	3,744
Other service fees, commissions, and fees	537	422	727	1,043	845
Other operating income	758	566	555	985	394
Securities gains	54	-	130	351	488

TOTAL NONINTEREST INCOME	10,033	7,937	7,197	7,564	6,942

NONINTEREST EXPENSES
Salaries and employee benefits	11,567	9,711	8,645	7,776	7,319
Net occupancy expense	1,765	1,485	1,524	1,356	1,317
Furniture and equipment expense	928	1,192	1,251	1,472	1,500
Other operating expenses	8,980	6,780	6,675	5,816	5,927

TOTAL NONINTEREST EXPENSES	23,240	19,168	18,095	16,420	16,063

INCOME BEFORE PROVISION
FOR INCOME TAXES	15,043	11,705	10,666	10,453	10,282

PROVISION FOR INCOME TAXES	4,430	3,379	3,133	3,112	3,228

NET INCOME	$10,613	$8,326	$7,533	$7,341	$7,054

EARNINGS PER COMMON SHARE	$4	$3	$3	$3	$3

Weighted average shares outstanding	2,920,000	2,920,000	2,908,493	2,800,000	2,800,000
(Note 1 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

__________________________________________________________________________________________

KraftCPAs

Kraft Bros., Esstman, Patton & Harrell, PLLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee

We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank"), as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kraft Bros., Esstman, Patton & Harrell, PLLC

Nashville, Tennessee

February 28, 2002

1200 Parkway Towers - 404 James Robertson Pkwy. - Nashville, TN 37219 - Phone 615-242-7351 - Fax 615-256-1952 - www.kraftcpas.com

610 North Garden St. Suite 200, Columbia, Tennessee 38401 - Phone 931-388-3711

105 Bay Court, Lebanon, Tennessee 37087-Phone 615-449-2334

An independently owned member of the McGladrey Network

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

The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Corporation. The Audit Committee of the Board of Directors is responsible for ascertaining that the accounting policies employed by management are reasonable and that internal control systems are adequate. The internal audit function is provided by an outside company that conducts audits and reviews of the Corporation's operations and reports directly to the Audit Committee of the Board of Directors.

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

Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2001, the Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

Compliance With Laws and Regulations

Management acknowledges responsibility for financial reporting and compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, First Farmers and Merchants National Bank, complied, in all material respects, with such laws and regulations during the year ended December 31, 2001.

/s/ Waymon L Hickman /s/ Patricia N. McClanahan

Waymon L. Hickman Patricia N. McClanahan

Chairman of the Board and Senior Vice President and

Chief Executive Officer Chief Financial Officer

February 28, 2002

KraftCPAs

Kraft Bros., Esstman, Patton, & Harrell, PLLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee

We have examined management's assertion, included in the accompanying Report of Management---Internal Control System Over Financial Reporting, that as of December 31, 2001, First Farmers and Merchants Corporation maintained an effective internal control system over financial reporting presented in conformity with accounting principles generally accepted in the United States of America.

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

In our opinion, management's assertion referred to above is fairly stated, in all material respects, based on the criteria described in Internal Control--- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Kraft Bros., Esstman, Patton & Harrell, PLLC

Nashville, Tennessee

February 28, 2002

1200 Parkway Towers - 404 James Robertson Pkwy. - Nashville, TN 37219 - Phone 615-242-7351 - Fax 615-256-1952 - www.kraftcpas.com

610 North Garden St. Suite 200, CoIumbia, Tennessee 38401 - Phone 931-388 3711

105 Bay Court, Lebanon, Tennessee 37087 - Phone 615-449-2334

An independently owned member of the McGladrey Network

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
		December 31,	December 31,
	(Dollars in Thousands)	2001	2000

ASSETS	Cash and due from banks	$30,648	$23,029
	Interest-bearing deposits in banks	16	5,008
	Total cash and cash equivalents	30,664	28,037
	Securities
	Available-for-sale (amortized cost $113,550
	and $96,448 respectively)	117,218	96,664
	Held-to-maturity (fair value $126,244
	and $130,514 respectively)	123,234	129,403
	Total securities - Note 2	240,452	226,067
	Loans, net of deferred fees - Note 3	515,178	377,092
	Allowance for possible loan losses - Note 4	(6,707)	(5,322)
	Net loans	508,471	371,770
	Bank premises and equipment, at cost
	less allowance for depreciation - Note 5	10,978	8,077
	Other assets	30,926	18,115
	TOTAL ASSETS	$821,491	$652,066

LIABILITIES	Deposits
	Noninterest-bearing	$111,432	$81,435
	Interest-bearing (including certificates of deposit
	over $100,000: 2001 - $98,272; 2000 - $55,976)	610,084	475,376
	Total deposits	721,516	556,811
	Federal funds purchased and securities sold
	under agreements to repurchase	1,802	7,551
	Dividends payable	1,518	1,139
	Other short term liabilities	708	735
	Accounts payable and accrued liabilities	6,159	6,021
	TOTAL LIABILITIES	731,703	572,257

	COMMITMENTS AND CONTINGENCIES
	Notes 7 and 9
STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; 2,920,000 shares issued and
	outstanding - Note 1	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings - Note 6	53,995	46,156
	Accumulated other comprehensive income	2,273	133
	TOTAL STOCKHOLDERS' EQUITY	89,788	79,809
	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$821,491	$652,066
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands Except Per Share Data)

	Years Ended December 31,	2001	2000	1999

INTEREST & DIVIDEND INCOME	Interest and fees on loans	$39,031	$31,358	$28,017
	Income on investment securities
	Taxable interest	10,218	10,097	9,443
	Exempt from federal income tax	3,420	3,108	2,877
	Dividends	307	278	257
		13,945	13,483	12,577
	Other interest income	359	598	620
	TOTAL INTEREST INCOME	53,335	45,439	41,214
INTEREST EXPENSE	Interest on deposits	23,738	21,486	17,918
	Interest on other short term borrowings	147	117	32
	TOTAL INTEREST EXPENSE	23,885	21,603	17,950

	NET INTEREST INCOME	29,450	23,836	23,264
	PROVISION FOR POSSIBLE
	LOAN LOSSES - Note 4	1,200	900	1,700
	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	28,250	22,936	21,564

NONINTEREST INCOME	Trust department income	1,862	1,813	1,670
	Service fees on deposit accounts	6,822	5,136	4,115
	Other fees and commissions	537	422	727
	Other operating income	758	566	555
	Securities gains	54	-	130
	TOTAL NONINTEREST INCOME	10,033	7,937	7,197

NONINTEREST EXPENSES	Salaries and employee benefits	11,567	9,711	8,645
	Net occupancy expense	1,765	1,485	1,524
	Furniture and equipment expense	928	1,192	1,251
	Other operating expenses	8,980	6,780	6,675
	TOTAL NONINTEREST EXPENSES	23,240	19,168	18,095
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	15,043	11,705	10,666
	PROVISION FOR INCOME TAXES - Note 8	4,430	3,379	3,133

	NET INCOME	$10,613	$8,326	$7,533

EARNINGS PER SHARE	Common Stock - Note 1
	(Weighted average shares outstanding:
	2001 - 2,920,000; 2000 - 2,920,000;
	1999 - 2,908,493)	$4	$3	$3

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
(Dollars In Thousands Except Per Share Data)		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Years Ended December 31, 2001, 2000, and 1999	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT JANUARY 1, 1999	$28,000	$-	$34,560	$590	$63,150
Comprehensive income
Net income			7,533		7,533
Change in net unrealized gain (loss) on securities
available-for-sale, net of reclassification
adjustment and tax effects				(2,083)	(2,083)
Total comprehensive income					5,450
Bank acquisition - Note 11	1,200	4,320			5,520
Cash dividends declared, $.70 per share			(2,044)		(2,044)
BALANCE AT DECEMBER 31, 1999	29,200	4,320	40,049	(1,493)	72,076

Comprehensive income
Net income			8,326		8,326
Change in net unrealized gain (loss) on securities
available-for-sale, net of reclassification
adjustment and tax effects				1,626	1,626
Total comprehensive income					9,952
Cash dividends declared, $.76 per share			(2,219)		(2,219)
BALANCE AT DECEMBER 31, 2000	29,200	4,320	46,156	133	79,809
Comprehensive income
Net income			10,613		10,613
Change in net unrealized gain (loss) on securities
available-for-sale, net of reclassification
adjustment and tax effects				2,140	2,140
Total comprehensive income					12,753
Cash dividends declared, $.95 per share			(2,774)		(2,774)
BALANCE AT DECEMBER 31, 2001	$29,200	$4,320	$53,995	$2,273	$89,788
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)

	Years Ended December 31,	2001	2000	1999

OPERATING	Net income	$10,613	$8,326	$7,533
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	288	504	748
	Provision for depreciation and amortization of
	premises and equipment	876	1,124	1,166
	Provision for depreciation of leased equipment	150	300	300
	Amortization of intangibles	1,066	271	218
	Amortization of investment security premiums,
	net of accretion of discounts	500	635	911
	Increase in cash surrender value of life insurance contracts	(271)	(257)	(184)
	Deferred income taxes	(84)	(312)	(429)
	(Increase) decrease in
	Interest receivable	483	(440)	(267)
	Other assets	(1,338)	543	304
	Increase (decrease) in
	Interest payable	(1,446)	1,094	244
	Other liabilities	391	(115)	(426)
	Total Adjustments	615	3,347	2,585
	Net cash provided by operating activities	11,228	11,673	10,118
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	27,995	27,408	28,958
	Proceeds from maturities and calls of held-to-maturity securities	17,825	8,167	15,865
	Purchases of investment securities
	Available-for-sale	(26,594)	(9,995)	(47,486)
	Held-to-maturity	(11,802)	(13,378)	(25,869)
	Increase in loans	(25,621)	(41,093)	(10,598)
	Purchases of premises and equipment	(2,119)	(895)	(1,390)
	Purchase of single premium life insurance contracts	(425)	(600)	(920)
	Net increase in cash from acquisitions	3,457	-	2,789
	Net cash used by investing activities	(17,284)	(30,386)	(38,651)
FINANCING	Net increase in noninterest-bearing and interest-bearing deposits	16,854	15,995	22,604
ACTIVITIES	Net increase (decrease) in short term borrowings	(5,777)	7,182	366
	Cash dividends	(2,394)	(2,131)	(1,888)
	Net cash provided by financing activities	8,683	21,046	21,082
	Increase (decrease) in cash and cash equivalents	2,627	2,333	(7,451)
	Cash and cash equivalents at beginning of period	28,037	25,704	33,155
	Cash and cash equivalents at end of period	$30,664	$28,037	$25,704
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$24,200	$20,509	$17,706
	Income taxes	4,589	3,827	3,758
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________________________

NOTE 1 GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

First Farmers and Merchants Corporation, the Corporation, owns one hundred percent of First Farmers and Merchants National Bank, the Bank. The Bank conducts a fullservice commercial banking business through twenty offices in its community service area which is comprised of Maury, Lawrence, Marshall, Hickman, Dickson, and adjacent counties in southern middle Tennessee. The Bank owns one hundred percent of F & M West, a Nevada subsidiary that provides advisory service for management of the Bank's investment portfolio.

Accounting Policies

The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows.

Principles of Consolidation

The accompanying consolidated financial statements present the accounts of the Corporation, its whollyowned subsidiary, the Bank, and the Bank's whollyowned subsidiary, F & M West. Material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Due From Banks

Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. At December 31, 2001, approximately $3 million was required to be maintained at the Federal Reserve Bank. Interestbearing deposits in banks mature within one year and are carried at cost. From time to time throughout the year, the Bank's balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.

Cash Equivalents

Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for oneday periods. Interestbearing deposits in banks included in cash equivalents mature within ninety days.

Securities

Trading account securities that are bought and held principally for the purpose of selling them in the near term are carried at market value. Gains and losses, both realized and unrealized, are included in other operating income. There were no securities so classified in 2001 or 2000.

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as heldtomaturity and reported at amortized cost with premiums and discounts recognized in interest income using the interest method over the period to maturity.

Those securities not classified as heldtomaturity or trading, including equity securities with readily determinable fair values, are classified as availableforsale and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported in other comprehensive income. Gains and losses realized on the sale of availableforsale securities are determined using the specific identification method.

Declines in the fair value of individual availableforsale and heldtomaturity securities below their cost that are other than temporary are included in earnings as realized losses.


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

NOTE 1 GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

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

Interest on loans is accrued daily. Loan origination fees and related direct costs are deferred and recognized as an adjustment of yield on the interest method. Interest accruals are discontinued when loans are ninety days pastdue or when interest is not expected to be collected. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

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

When a loan is collateral dependent, impairment is measured based on the observable market price or the fair value of the collateral. For other loans, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Positive changes in the net present value of an impaired loan will in no event be used to increase the value of a loan above the amount of the loan. The Bank evaluates smaller balance homogeneous loans collectively for impairment. Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smallerbalance homogeneous loans.

Other Real Estate

Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a writedown is recognized through a charge to the allowance for possible loan losses, and the fair value becomes the new cost for subsequent accounting. If the Bank later determines that the cost of the property cannot be recovered through sale or use, a writedown is recognized by a charge to operations. When the property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property. However, when the property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed. Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.

The Bank's recorded value for other real estate was approximately $873,000 at December 31, 2001, and $474,000 at December 31, 2000.


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________________________________________________

NOTE 1 GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on an accelerated method over the estimated useful lives of the assets, which range as follows: buildings 15 to 50 years and equipment 3 to 33 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Certain other equipment purchased for lease to an outside party under a five year operating lease is included in other assets at cost less accumulated depreciation. The equipment is being depreciated on an accelerated basis over seven years

Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $27.9 million and $27.6 million at December 31, 2001 and 2000, respectively. The present value of servicing income is expected to approximate an adequate compensation cost for servicing these loans. Therefore, no servicing asset has been recorded.

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

Intangible Assets

Deposit base intangibles and goodwill identified in merger transactions are amortized over 42 to 180 months on the straightline method. Total amortization expense charged to operations amounted to: 2001 $1,066,000; 2000 $271,000; and 1999 $218,000. Note 11 discusses current acquisitions.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. For the years ended December 31, 2001, 2000, and 1999, there were no potentially dilutive common shares issuable.

	Years Ended December 31,

	2001	2000	1999

Unrealized holding gains (losses)
on availableforsale securities	$3,506	$2,623	$(3,229)
Reclassification adjustment for losses
(gains) realized in income	(54)		(130)
Tax effect (expense) benefit	(1,312)	(997)	1,276

Netoftax amount	$2,140	$1,626	$(2,083)

Table I Components of Other Comprehensive Income

Dollars in Thousands


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________________________________________________

NOTE 1 GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on availableforsale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. A schedule of comprehensive income is shown in Table I above.

Segment Reporting

Segments are strategic business units that offer different products and services and are managed separately. At December 31, 2001, the Corporation and the Bank did not have any identified segments.

NOTE 2 SECURITIES

Securities with an amortized cost of $103,149,000 and $87,228,000 at December 31, 2001 and 2000, respectively (fair value: 2001 $107,487,000; 2000 $87,956,000), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 2001, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

	Amortized		Gross Unrealized		Fair
	Cost	Gain		Loss	Value
December 31, 2001
Availableforsale securities
U.S. Treasury	$6,128	$114		$11	$6,231
U.S. Government agencies	90,710	3,185		15	93,880
Mortgage backed securities	13,407	321			13,728
Other securities	3,305	77		3	3,379

	$113,550	$3,697		$29	$117,218

Heldtomaturity securities
U.S. Treasury	$3,016	$54	$		$3,070
U.S. Government agencies	36,975	1,791			38,766
States and political subdivisions	70,192	1,083		472	70,803
Other securities	13,051	574		20	13,605

	$123,234	$3,502		$492	$126,244

December 31, 2000
Availableforsale securities
U.S. Treasury	$6,536	$29		$3	$6,562
U.S. Government agencies	86,638	635		458	86,815
Other securities	3,274	16		3	3,287

	$96,448	$680		$464	$96,664

Heldtomaturity securities
U.S. Treasury	$7,091	$44	$		$7,135
U.S. Government agencies	44,584	446		74	44,956
States and political subdivisions	66,487	988		334	67,141
Other securities	11,241	127		86	11,282

	$129,403	$1,605		$494	$130,514

___________________________________________________________________________________

Table II Amortized Cost and Fair Value of Securities

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SECURITIES (Continued)

At December 31, 2001, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

Table III shows the amortized cost, fair value, and weighted yields (for taxexempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 2001, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Proceeds from the maturity, call, or sale of availableforsale securities were $27,995,000, $27,408,000, and $28,958,000 during 2001, 2000, and 1999, respectively. Proceeds from the maturity or call of heldtomaturity securities were $17,825,000, $8,167,000, and $15,865,000 during 2001, 2000, and 1999, respectively. Gross gains of $54,000 were realized on dispositions in 2001. There were no gains or losses realized on the dispositions in 2000. Gross gains of $130,000 were realized on the dispositions in 1999.

	Amortized	Fair	Yield
	Cost	Value	(Unaudited)
Availableforsale securities
U.S. Treasury
Within one year	$4,012	$4,126	5.7%
After one but within five years	2,116	2,105	4.1%
U.S. Government agencies
Within one year	20,581	20,934	5.5%
After one but within five years	56,134	58,544	6.1%
After five but within ten years	13,995	14,402	5.8%
Mortgage backed securities
After five but within ten years	1,031	1,075	7.5%
After ten years	12,376	12,653	6.1%
Other securities	3,305	3,379	10.5%

	$113,550	$117,218

Heldtomaturity securities
U.S. Treasury
Within one year	$3,016	$3,070	6.0%
U.S. Government agencies
Within one year	6,788	6,952	6.4%
After one but within five years	30,187	31,814	6.3%
States and political subdivisions
Within one year	4,904	4,951	7.3%
After one but within five years	15,022	15,371	6.9%
After five but within ten years	21,979	22,241	7.2%
After ten years	28,287	28,240	7.4%
Other securities
Within one year	498	511	7.3%
After one but within five years	8,707	9,099	6.6%
After five but within ten years	3,846	3,995	7.3%

	$123,234	$126,244

______________________________________________________________________

Table III Contractual Maturity of Securities and Weighted Tax Equivalent Yields

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

NOTE 3 LOANS

	2001	2000

Commercial, financial and agricultural	$74,491	$46,691
Tax exempt municipal loans	9,687	6,317
Real estate
Construction	11,734	6,561
Commercial mortgages	129,600	89,461
Residential mortgages	214,101	174,999
Other	18,188	6,304
Consumer loans	53,144	47,040
Lease financing receivables	4,514

	515,459	377,373
Less:
Net unamortized loan origination fees	(281)	(281)
Allowance for possible loan losses	(6,707)	(5,322)

	$508,471	$371,770

___________________________________________________________________

Table IV Loans Outstanding by Category at December 31, 2001 and 2000

Dollars in Thousands

	Within	One to	After
	One Year	Five Years	Five Years	Total

Fixed rate loans	$88,624	$119,112	$109,914	$317,650
Variable rate loans	33,318	16,023	148,468	197,809

	$121,942	$135,135	$258,382	$515,459

__________________________________________________________________________

Table V Loan Maturities at December 31, 2001

Dollars in Thousands

Loans having recorded investments of $5,619,000 at December 31, 2001, have been identified as impaired. The total allowance for possible loan losses related to these loans was $650,000. Interest received on these loans during 2001 was $345,000, during 2000 was $584,000, and during 1999 was $385,000. Impaired loans had recorded investments of approximately $5,421,000 at December 31, 2000, with $361,000 of the allowance for possible loan losses related to these loans.

Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business. An analysis of activity with respect to such loans for the years ended December 31, 2001 and 2000, is shown in Table VI that follows.

These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 2001 or 2000.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________________________________________________________________________________________________

NOTE 3 LOANS (Continued)

	Balance at			Balance at
	Beginning		Amount	End
	of Year	Additions	Collected	of Year
2001
Aggregate of certain party loans	$3,047	$6,469	$5,333	$4,183

2000
Aggregate of certain party loans	$3,500	$4,144	$4,597	$3,047

_______________________________________________________________________________________

Table VI Analysis of Activity in Certain Party Loans

Dollars in Thousands

______________________________________________________________________________________________________

NOTE 4 ALLOWANCE FOR POSSIBLE LOAN LOSSES

	2001	2000	1999

Balance at beginning of year	$5,322	$4,818	$3,852
Increase due to acquisition	1,097		218
Provision charged to operating expenses	1,200	900	1,700
Loan losses:
Loans charged off	(1,050)	(715)	(1,131)
Recoveries on loans previously
charged off	138	319	179

Balance at end of year	$6,707	$5,322	$4,818

________________________________________________________________________________________________________

NOTE 5 BANK PREMISES AND EQUIPMENT

	2001	2000

Land	$1,714	$1,490
Premises	12,108	9,012
Furniture and equipment	6,023	5,717
Leasehold improvements	1,236	1,231

	21,081	17,450
Less allowance for depreciation and amortization	(10,103)	(9,373)

	$10,978	$8,077

______________________________________________________________________

Table VIII Premises and Equipment at December 31, 2001 and 2000

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________________________________________________________________________________________________________

NOTE 5 BANK PREMISES AND EQUIPMENT (Continued)

Annual provisions for depreciation and amortization of bank premises and equipment total $876,000 for 2001, $1,124,000 for 2000, and $1,166,000 for 1999. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $3,173,000 at December 31, 2001.

__________________________________________________________________________________________________________

NOTE 6 LIMITATION ON SUBSIDIARY DIVIDENDS

The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 2001, additional dividends of approximately $20.1 million could have been declared by the Bank to the Corporation without regulatory agency approval.

__________________________________________________________________________________________________________

NOTE 7 LEASES

Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of office equipment are leased under cancelable operating leases. Total rental expense incurred under all operating leases, including shortterm leases with terms of less than one month, amounted to $33,000, $32,000, and $37,000 for equipment leases, and $140,000, $143,000, and $160,000 for building leases, in 2001, 2000, and 1999, respectively. Future minimum lease commitments as of December 31, 2001, under all noncancelable operating leases with initial terms of one year or more are shown in Table IX.

Lease
Year	Payments

2002	$120
2003	120
2004	128
2005	128
2006	128
Thereafter	284

Total	$908

____________________________________________

Table IX Future Minimum Lease Commitments

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________________________________________________________

NOTE 8 FEDERAL AND STATE INCOME TAXES

_____________________________________________________

	2001	2000	1999
Current:
Federal	$3,625	$2,954	$2,863
State	889	737	699

Total current	4,514	3,691	3,562

Deferred:
Federal	(66)	(265)	(364)
State	(18)	(47)	(65)

Total deferred	(84)	(312)	(429)

Total provision for income taxes	$4,430	$3,379	$3,133

______________________________________________________________________

Table X Provisions for Income Taxes

Dollars in Thousands

	2001	2000	1999

Allowance for possible loan losses	$2,132	$2,023	$1,750
Deferred compensation	800	704	559
Unrealized loss on AFS securities			915
Deferred loan fees	3	5	8

Deferred tax asset	2,935	2,732	3,232

Unrealized gain on AFS securities	(1,385)	(82)
Lease financing depreciation, net of rent	(107)
Other	(339)	(327)	(224)

Deferred tax liability	(1,831)	(409)	(224)

Net deferred tax asset	$1,104	$2,323	$3,008

_______________________________________________________________________

Table XI Deferred Tax Effects of Principal Temporary Differences

Dollars in Thousands

The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

	2001	2000	1999

Tax expense at statutory rate	$5,114	$3,980	$3,626
Increase (decrease) in taxes resulting from:
Taxexempt interest	(1,325)	(1,157)	(1,003)
Nondeductible interest expense	191	164	122
Employee benefits	(92)	(87)	(63)
Amortization of goodwill	50	50	49
Other nondeductible expenses
(nontaxable income) net	14	13	15
State income taxes, net of federal
tax benefit	586	479	461
Dividend income exclusion	(33)	(26)	(29)
Other	(75)	(37)	(46)

Total provision for income taxes	$4,430	$3,379	$3,133

Effective tax rate	29.5%	28.9%	29.4%

Table XII Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal Statutory Rate (34% Each Year)

Dollars in Thousands


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________________________________________________________

NOTE 9 COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with offbalancesheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 2001, were approximately $48 million and $5 million, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

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

___________________________________________________________________________________________________________

NOTE 10 STOCKHOLDERS' EQUITY

The Corporation and the Bank are subject to federal regulatory riskadjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain offbalancesheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to riskweighted assets and of Tier I Capital to average assets. Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

The Bank's calculated riskadjusted capital ratios exceeded the minimum standard for a "well capitalized" bank as of December 31, 2000, the date of the most recent examination by the Office of the Comptroller of the Currency. There are no conditions or events since that notification that management believes have changed the institution's category. Actual capital amounts and ratios are presented in Table XIII.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________________________________________________________________________________________________________

NOTE 10 SHAREHOLDERS' EQUITY (Continued)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions

As of December 31, 2001	Amount	Ratio	Amount	Ratio > or =		Amount	Ratio > or =
Total Capital (to Risk Weighted
Assets) Consolidated	$80,508	15.44%	$41,709	8.00%	$
Bank	79,103	15.21%	41,596	8.00%		51,995	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	73,801	14.15%	20,862	4.00%
Bank	72,604	13.96%	20,797	4.00%		31,196	6.00%
Tier I Capital (to Average
Assets) Consolidated	73,801	9.08%	32,495	4.00%
Bank	72,604	8.94%	32,469	4.00%		40,586	5.00%

As of December 31, 2000
Total Capital (to Risk Weighted
Assets) Consolidated	83,438	21.34%	31,273	8.00%
Bank	82,386	21.12%	31,211	8.00%		39,014	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	78,544	20.06%	15,661	4.00%
Bank	77,510	19.87%	15,605	4.00%		23,408	6.00%
Tier I Capital (to Average
Assets) Consolidated	78,544	12.09%	25,982	4.00%
Bank	77,510	11.96%	25,927	4.00%		32,409	5.00%

Table XIII Capital Amounts and Capital Adequacy Ratios

Dollars in Thousands

_______________________________________________________________________________________________________

NOTE 11 ACQUISITIONS

On October 26, 1998, the Bank entered into an agreement and plan to merge the Farmers and Merchants Bank of White Bluff, Dickson County, Tennessee, with and into the Bank as a branch office. The Office of the Comptroller of the Currency granted approval of this transaction as did appropriate state regulatory authorities. On February 5, 1999, the acquisition of the assets and the assumption of certain liabilities indicated in Table XIV was completed by the issuance of 120,000 shares of Corporation common stock at market value. The transaction was accounted for by the purchase method of accounting. Goodwill recorded as a result of the transaction is being amortized over ten years on a straightline basis. All assets, liabilities, and associated income and expenses of that branch are included in the consolidated financial statements from the acquisition date.

Cash	$2,789	Deposits	$17,682
Securities	13,024	Other liabilities	125
Loans, net	4,998
Other assets

Table XIV Assets and Liabilities Acquired Through Acquisition

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

NOTE 11 ACQUISITIONS (Continued)

In December, 2000, the Bank entered into an agreement with First Tennessee National Corporation and Peoples and Union Bank of Lewisburg to purchase all of the outstanding common stock of Peoples and Union Bank, Lewisburg, Tennessee. The Office of the Comptroller of the Currency granted approval of this transaction as did appropriate state regulatory authorities. On April 27, 2001, the acquisition was completed as a cash transaction accounted for by the purchase method of accounting. The fair values of identifiable assets acquired and liabilities assumed are presented in Table XV. In addition, goodwill of $8,376,000 was recorded as a result of the transaction which was amortized for eight months in 2001 on a straightline basis with a fifteen year life. A core deposit intangible of $4,506,000 was recognized and is being amortized over six years, the average life of the deposits acquired. All assets, liabilities, and associated income and expenses of that branch are included in the consolidated financial statements from the acquisition date. Supplemental pro forma information for the current and prior periods is included in Table XVI.

Cash	$3,457	Deposits	$147,851
Securities AFS	18,857	Other liabilities	1,192
Loans, net	111,369
Other assets	2,478

Table XV Assets and Liabilities Acquired Through Acquisition

Dollars in Thousands

	2001	2000

Net interest income	$31,169	$29,301
Provision for loan losses	1,227	980
Noninterest income	10,321	8,657
Noninterest expense	28,847	26,296
Net income	11,416	10,682
Net income per share	3.91	3.66

Table XVI Summary Pro Forma Operating Information as if the Acquisition had Occurred January 1, 2000

Dollars in Thousands Except Per Share Data

In December, 2001, the Bank entered into an agreement with Community Bank, an Alabama banking corporation, to purchase certain assets and assume certain deposit liabilities of two offices in Pulaski, Giles County, Tennessee. Pending regulatory approval, the acquisition is expected to be completed within the first quarter of 2002.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

NOTE 12 FAIR VALUES OF FINANCIAL INSTRUMENTS

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$30,664	$30,664	$28,037	$28,037
Securities availableforsale	117,218	117,218	96,664	96,664
Securities heldtomaturity	123,234	126,245	129,403	130,514
Loans, net	508,471	542,026	371,770	371,425
Accrued interest receivable	6,836	6,836	6,557	6,557

Financial liabilities
Deposits	721,516	725,249	556,811	558,347
Federal funds purchased and
securities sold under agreements
to repurchase	1,802	1,802	7,551	7,551
Other short term liabilities	708	708	735	735
Accrued interest payable	3,643	3,643	3,958	3,958

Table XVII Summary of Fair Values of Financial Instruments

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

Financial assets Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently from historical cost accounting. Securities availableforsale and securities heldtomaturity are valued by an independent rating service and are disclosed in detail in Note 2 above. A present value discounted cash flow methodology was used to value the net loan portfolio. The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made. This rate was adjusted for credit loss and assumed prepayment risk. For loans with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances.

Financial liabilities Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance. For deposits with floating interest rates it is presumed that estimated fair values generally approximate the recorded book balances. The carrying amount of other short term borrowings is considered to approximate its fair value.

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

At December 31, 2001, the Bank had outstanding standby letters of credit and commitments to extend credit. These offbalancesheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

NOTE 13 QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2001

Interest income	$11,896	$13,626	$14,265	$13,548	$53,335
Interest expense	5,693	6,433	6,462	5,297	23,885

Net interest income	6,203	7,193	7,803	8,251	29,450
Provision for possible loan
losses	255	300	300	345	1,200
Noninterest expenses, net of
noninterest income	2,535	3,217	3,516	3,939	13,207

Income before income taxes	3,413	3,676	3,987	3,967	15,043
Income taxes	980	937	1,329	1,184	4,430

Net income	$2,433	$2,739	$2,658	$2,783	$10,613

Earnings per common share
(2,920,000 shares)	$0.83	$0.94	$0.91	$0.95	$3.63

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2000

Interest income	$10,863	$11,279	$11,501	$11,796	$45,439
Interest expense	4,994	5,251	5,547	5,811	21,603

Net interest income	5,869	6,028	5,954	5,985	23,836
Provision for possible loan
losses	225	225	225	225	900
Noninterest expenses, net of
noninterest income	2,853	2,868	2,611	2,899	11,231

Income before income taxes	2,791	2,935	3,118	2,861	11,705
Income taxes	757	856	946	820	3,379

Net income	$2,034	$2,079	$2,172	$2,041	$8,326

Earnings per common share
(2,920,000 shares)	$0.70	$0.71	$0.74	$0.70	$2.85

Table XVIII Consolidated Quarterly Results of Operations

Dollars in Thousands Except Per Share Data

________________________________________________________________________________________________________

NOTE 14 DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty domestic offices. Maturities of time deposits of $100,000 or more and of all time deposits at December 31 are indicated in Table XIX and Table XX, respectively.

	2001	2000	1999

Under 3 months	$29,858	$12,959	$10,069
3 to 12 months	54,974	35,386	33,235
Over 12 months	13,440	7,631	5,762

	$98,272	$55,976	$49,066

___________________________________________________________________________________________________________

Table XIX Maturities of Time Deposits of $100,000 or More at December 31

Dollars in Thousands


FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________________________________

NOTE 14 DEPOSITS (Continued)

Interest bearing transaction accounts	$275,983
2002	283,260
2003	34,596
2004	5,746
2005	5,636
2006	4,678
Thereafter	185

$610,084

Table XX Maturities of Interest Bearing Deposits at December 31, 2001

Dollars in Thousands

___________________________________________________________________________________________________________

NOTE 15 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

___________________________________________________________________________________________________________

NOTE 16 CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

Condensed Balance Sheets
December 31, 2001 and 2000
	2001	2000

Cash	$30	$8
Investment in bank subsidiary at equity	88,594	78,777
Investment in credit life insurance company at cost	50	50
Investment in other securities	22	22
Dividends receivable from bank subsidiary	1,518	1,164
Cash surrender value life insurance	1,532	1,307

Total assets	$91,746	$81,328

Liabilities
Payable to directors	$440	$380
Dividends payable	1,518	1,139

Total liabilities	1,958	1,519
Stockholders' equity
Common stock $10 par value, authorized 8,000,000
shares; 2,920,000 shares issued and outstanding	29,200	29,200
Additional paidin capital	4,320	4,320
Retained earnings	53,995	46,156
Accumulated other comprehensive income	2,273	133

Total stockholders' equity	89,788	79,809

Total liabilities and stockholders' equity	$91,746	$81,328

_____________________________________________________________________________________________________

Table XXI Condensed Balance Sheets of Parent

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________________________________________________________________________________________________________

NOTE 16 CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)

Condensed Statements of Income
Years Ended December 31, 2001 and 2000

	2001	2000

Operating income
Dividends from bank subsidiary	$2,874	$2,264
Other dividend income	92	61
Interest income	1	2
Other	74	67
Operating expenses	(104)	(101)

Income before equity in undistributed net
income of bank subsidiary	2,937	2,293

Equity in undistributed net income of bank subsidiary	7,676	6,033

Net Income	$10,613	$8,326

________________________________________________________________________

Table XXII Condensed Statements of Income of Parent

Dollars in Thousands

Condensed Statements of Cash Flows
Years Ended December 31, 2001 and 2000

	2001	2000
Operating activities
Net income for the year	$10,613	$8,326
Adjustments to reconcile net income to net cash
provided by operating activities
Equity in undistributed net income of bank subsidiary	(7,676)	(6,033)
Increase in other assets	(419)	(169)
Increase in payables	58	56

Total adjustments	(8,037)	(6,146)

Net cash provided by operating activities	2,576	2,180

Investing activities
Purchase of single premium life insurance policy	(160)	(230)

Net cash used by investing activities	(160)	(230)

Financing activities
Cash dividends paid	(2,394)	(2,131)

Increase (decrease) in cash	22	(181)
Cash at beginning of year	8	189

Cash at end of year	$30	$8

_________________________________________________________________________

Table XXIII Condensed Statements of Cash Flows of Parent

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

______________________________________________________________________________

NOTE 17 EMPLOYEE BENEFIT PLANS

The Bank contributes to a defined contribution, profitsharing plan covering employees who meet participation requirements. The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $1,039,000, $875,000, and $792,000, in 2001, 2000, and 1999, respectively, are included in salaries and employee benefits expense.

In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (2001 $739,000; 2000 $714,000) purchased in 1993 to fund the plan and the related liability (2001 $498,000; 2000 $502,000) were included in other assets and other liabilities, respectively. Net noncash income recognized on these policies of $25,000 in 2001 and $26,000 in 2000 is included in the above asset values. Net noncash income was $16,000 in 1999. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $50,000 in 2001, $50,000 in 2000, and $50,000 in 1999.

The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. Liability increases for current deferred fees, net of benefits paid out, of $219,000 for 2001, $202,000 for 2000, and $199,000 for 1999 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $425,000 in 2001 and $600,000 in 2000, were purchased for new participants. Net noncash income recognized on these policies of $208,000 in 2001 and $192,000 in 2000 is included in the cash surrender values of $4,954,000 and $4,321,000 reported in other assets at December 31, 2001 and 2000, respectively. Net noncash income was $124,000 in 1999.

In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (2001 $925,000; 2000 $886,000) is included in other assets, and net noncash income recognized on this policy of $38,000 in 2001 and $38,000 in 2000 are included in the above asset values. Net noncash income was $45,000 in 1999

The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, and the group term replacement/split dollar plan. These policies have an aggregate current death benefit of $12 million.

_______________________________________________________________________________________________________

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION

The 2,920,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 2001 had a market value of $198.6 million and were held by 2,252 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

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

		High	Low	Dividend
2001	First Quarter	$60.00	$58.00	$-
	Second Quarter	60.00	62.00	0.43
	Third Quarter	62.00	66.00	-
	Fourth Quarter	66.00	68.00	0.52

2000	First Quarter	$55.00	$55.00	$-
	Second Quarter	56.00	55.00	0.37
	Third Quarter	58.00	56.00	-
	Fourth Quarter	58.00	58.00	0.39

1999	First Quarter	$46.00	$46.00	$-
	Second Quarter	48.00	46.00	0.34
	Third Quarter	50.00	48.00	-
	Fourth Quarter	55.00	50.00	0.36

COMMON DIVIDEND PAYOUT RATIO

	2001	2000	1999	1998	1997

Earnings per share	$3.63	$2.85	$2.59	$2.62	$2.52

Cash dividends per share	$0.95	$0.76	$0.70	$1.63	$0.55

Ratio	0.26	0.27	0.27	0.62	0.22

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COMPARATIVE DATA
(Dollars In Thousands)

	2001	2000	1999	1998	1997

Average assets	$778,855	$640,796	$600,857	$552,654	$527,926

Average loans(net)	$462,725	$349,727	$318,868	$321,239	$314,198

Average deposits	$680,352	$556,385	$524,265	$483,369	$463,576
Return on
average assets	1.36%	1.30%	1.25%	1.33%	1.34%
Return on
beginning equity	13.29%	11.55%	11.98%	12.21%	12.97%
Tier 1 capital
to average assets	9.17%	12.09%	11.43%	11.19%	11.17%

NET INTEREST MARGIN
(Dollars In Thousands)

	2001	2000	1999	1998	1997

Interest income
(tax equivalent)	$54,618	$46,502	$42,297	$41,046	$39,581

Interest expense	23,885	21,603	17,950	17,444	17,304

	$30,733	$24,899	$24,347	$23,602	$22,277

Net interest margin*	4.30%	4.19%	4.40%	4.64%	4.65%

*Net interest margin is net interest income (tax equivalent) divided by average earning assets.