Form 10-Q/A
period 2001-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2002-04-22
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q AMENDED

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

This filing contains 2 pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The Corporations's third quarter 2001 financial statements have been restated to reflect correction of errors in calculating deferred tax assets. The Corporation included acquired allowances for loan loss in deferred tax asset computations. Management has determined that losses related to the acquired loans, to the extent of the allowance, will not be deductible for tax purposes. In addition, deferred taxes relating to certain leases receivable were originally recorded as deferred tax assets. Management has determined that temporary differences should have been recorded as deferred tax liabilities. Management has incorporated changes herewith.

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001
	As previously	As	As previously	As
	reported	restated	reported	restated
CONSOLIDATED BALANCE SHEET
Other Assets	$32,551	$32,221	$32,551	$32,221
Retained Earnings	53,060	52,730	53,060	52,730
CONSOLIDATED STATEMENT OF INCOME
Provision for income taxes	999	1,329	2,916	3,246
Net income	$2,988	$2,658	$8,160	$7,830
EARNINGS PER SHARE
Common Stock	$1.02	$0.91	$2.79	$2.68