Form 10-Q
period 2002-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2002-05-20
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended March 31, 2002

Commission file number 0-10972

_____ First Farmers and Merchants Corporation _
(Exact name of registrant as specified in its charter)

PRIVATE Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402 - 1148
(Address of principal executive offices)	(Zip Code)

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's common stock, as of March 31, 2002. 2,920,000 shares

This filing contains 13 pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended March 31, 2002, are as follows:

Consolidated balance sheets - March 31, 2002, and December 31, 2001.

Consolidated statements of income - For the three months ended March 31, 2002, and March 31, 2001.

Consolidated statements of cash flows - For the three months ended March 31, 2002, and March 31, 2001.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	(Dollars in Thousands) (Unaudited)	2002	2001

ASSETS	Cash and due from banks	$27,382	$30,648
	Interest-bearing deposits in banks	274	16
	Federal funds sold	15,878	-
	Total cash and cash equivalents	43,534	30,664
	Securities
	Available for sale (amortized cost $147,195
	and $113,550 respectively)	149,730	117,218
	Held to maturity (fair value $120,401
	and $126,244 respectively)	117,532	123,234
	Total securities	267,262	240,452
	Loans, net of deferred fees	541,275	515,178
	Allowance for possible loan losses	(12,271)	(6,707)
	Net loans	529,004	508,471
	Bank premises and equipment, at cost
	less allowance for depreciation	13,140	10,978
	Other assets	34,852	30,926
	TOTAL ASSETS	$887,792	$821,491

LIABILITIES	Deposits
	Noninterest-bearing	$108,285	$111,432
	Interest-bearing (including certificates of deposit
	over $100,000: 2002 - $97,616; 2001 - $98,272)	680,797	610,084
	Total deposits	789,082	721,516
	Federal funds purchased and securities sold
	under agreements to repurchase	1,837	1,802
	Dividends payable	-	1,518
	Other short term liabilities	701	708
	Accounts payable and accrued liabilities	6,939	6,159
	TOTAL LIABILITIES	798,559	731,703

STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	2,920,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	54,040	53,995
	Accumulated other comprehensive income	1,673	2,273
	TOTAL STOCKHOLDERS' EQUITY	89,233	89,788

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$887,792	$821,491

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended March 31,	2002	2001
INTEREST INCOME	Interest and fees on loans	$9,389	$8,451
	Income on investment securities
	Taxable interest	2,427	2,369
	Exempt from federal income tax	860	823
	Dividends	31	55
		3,318	3,247
	Other interest income	81	198
	TOTAL INTEREST INCOME	12,788	11,896

INTEREST EXPENSE	Interest on deposits	4,618	5,663
	Interest on other short term borrowings	9	30
	TOTAL INTEREST EXPENSE	4,627	5,693

	NET INTEREST INCOME	8,161	6,203
	PROVISION FOR POSSIBLE LOAN LOSSES	5,300	255

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	2,861	5,948

NONINTEREST INCOME	Trust department income	500	438
	Service fees on deposit accounts	1,647	1,669
	Other service fees, commissions, and fees	137	107
	Other operating income	223	206
	TOTAL NONINTEREST INCOME	2,507	2,420

NONINTEREST EXPENSES	Salaries and employee benefits	3,017	2,545
	Net occupancy expense	580	356
	Furniture and equipment expense	285	183
	Other operating expenses	2,094	1,871
	TOTAL NONINTEREST EXPENSES	5,976	4,955
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	(608)	3,413
	PROVISION FOR INCOME TAXES	(653)	980

	NET INCOME	$45	$2,433

EARNINGS PER SHARE	Common stock
	(Weighted average shares outstanding:
	2,920,000 in 2002 and 2001)	$0.02	$0.83

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands) (Unaudited)

	Three Months Ended March 31,	2002	2001

OPERATING	Net income	$45	$2,433
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess of provision for possible loan losses
	over net charge offs, net of effects from acquisition	5,028	22
	Provision for depreciation and amortization of
	premises and equipment	251	153
	Provision for depreciation of leased equipment	-	75
	Amortization of deposit base intangibles	129	56
	Amortization of investment security premiums,
	net of accretion of discounts	149	121
	Increase in cash surrender value of life insurance contracts	(62)	(62)
	Deferred income taxes	(1,855)	(8)
	(Increase) decrease in
	Interest receivable	(301)	(422)
	Other assets	932	(955)
	Increase (decrease) in
	Interest payable	(797)	224
	Other liabilities	1,397	1,401
	Total adjustments	4,871	605
	Net cash provided by operating activities	4,916	3,038

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	4,783	6,001
	Proceeds from maturities and calls of held-to-maturity securities	5,675	1,310
	Purchases of investment securities
	Available-for-sale	(38,549)	(11,098)
	Held-to-maturity	-	(2,498)
	Net (increase) decrease in loans	(2,328)	(8,683)
	Purchases of premises and equipment	(557)	(265)
	Net increase in cash from acquisitions	8,017	-
	Net cash used by investing activities	(22,959)	(15,233)

FINANCING	Net increase (decrease) in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	32,404	21,109
	Net increase (decrease) in short term borrowings	27	(5,593)
	Cash dividends	(1,518)	(1,139)
	Net cash provided by financing activities	30,913	14,377

	Increase (decrease) in cash and cash equivalents	12,870	2,182
	Cash and cash equivalents at beginning of period	30,664	28,037
	Cash and cash equivalents at end of period	$43,534	$30,219

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CHANGE IN METHOD OF ESTIMATING ALLOWANCE

At March 31, 2002, pursuant to discussions with federal bank examiners, the Bank changed its method of estimating its allowance for loan losses. The new method resulted in more conservative classification of specific commercial loans with documentation and structural deficiencies and retail loans with certain historical performance characteristics. Bank management has determined that the change in method is necessary to reflect increased loss inherent to such loans. As a result of the change in method, the provision for loan losses increased and net income decreased $4.4 million, $2.6 million, net of tax, or $.90 per share, for the quarter ended March 31, 2002. [In addition, additional allowances of $.9 million were recorded for deterioration of loans in the normal course of business, in the first quarter of 2002.]

NOTE 2 - FEDERAL AND STATE INCOME TAXES

2002
Current:
Federal	$1,147
State	54
Total current	1,201

Deferred:
Federal	(1,592)
State	(262)
Total deferred	(1,854)
Total provision for (benefit from)
income taxes	$(653)

Provisions for Income Taxes

Dollars in Thousands

2002

Allowance for possible loan losses	$4,082
Deferred compensation	818
Unrealized loss on AFS securities	-
Deferred loan fees	2
Deferred tax asset	4,902

Unrealized gain on AFS securities	(862)
Lease financing depreciation, net of rent	(156)
Amortization of goodwill	(55)
Other	(347)
Deferred tax liability	(1,420)

Net deferred tax asset	$3,482

Deferred Tax Effects of Principal Temporary Differences

Dollars in Thousands

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - FEDERAL AND STATE INCOME TAXES (Continued)

2002
Tax expense at statutory rate	$(206)
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(345)
Nondeductible interest expense	40
Employee benefits	(21)
Other nondeductible expenses
(nontaxable income) - net	4
State income taxes, net of federal
tax benefit	(137)
Dividend income exclusion	-
Other	12

Total provision for income taxes	(653)

Effective tax rate	107.52%

Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes

Computed at the Federal Statutory Rate (34%)

Dollars in Thousands

NOTE 3 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments, except as discussed in Note 1, were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

Average earning assets increased 7.7 % in the first three months of 2002 compared to a 3.9 % increase in the first three months of 2001. The Corporation's only subsidiary at March 31, 2002 was First Farmers and Merchants National Bank. As a financial institution, the Bank's primary earning asset is loans. At March 31, 2002, average net loans had increased 10.2 % and represented 66.3 % of average earning assets. Half of this increase is attributable to an acquisition of two offices of the Community Bank, an Alabama banking corporation, in Pulaski, Giles County, Tennessee, on March 29, 2002. This increase compares to an increase in average net loans at March 31, 2001 of 7.3 % and a 60.8 % component of average earning assets. Average investments composed 33.7 % of average earning assets at March 31, 2002, posting a 3.1% increase in the first three months of 2002. No investments were acquired in the acquisition. Average total assets of $842 million at the end of the first three months of 2002 compared to $666 million at the end of the first three months of 2001. Period-end assets were $888 million compared to $821 million at December 31, 2001, an 8.2% increase including the acquisition and 3.6% without it.

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

SECURITIES

Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At March 31, 2002, the Bank's investment securities portfolio had $149.7 million available-for-sale securities and $117.5 million held-to-maturity securities. There were $117.2 million available-for-sale securities and $123.2 million held-to-maturity securities at December 31, 2001.

LOANS

The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $47.2 million or 10.2 % in the first three months of 2002. The acquisition contributed $23.8 million or about half of the increase. This compared to a $25.6 million or 7.3 % increase in the first three months of 2001. Commercial loans increased 32.5%, about half from the acquisition; personal loans increased 3.1%, the acquisition reversing a decline of 8.4%; and loans secured by real estate posted a 12.0 % growth, less than half from the acquisition, for the first three months of 2002. Commercial loan increases included new loans to several municipalities. Lower interest rates contributed to the increase in loans secured by real estate.

The analysis and review of asset quality by the Bank's credit administrator includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan and lease losses. As discussed in Note 1, the Bank has changed its method of estimating the allowance for loan and lease losses. Management believes that the increased allowance for loan and lease losses (ALLL) is consistent with the requirements of generally accepted accounting principles based on information available at March 31, 2002. The changes in estimate methodology include:

Stratification of the retail loan portfolio, segregating loans with characteristics that accentuate loss potential.
Redefinition of the classification criteria of commercial loans to better reflect structural and documentation deficiencies that could impair collectibility.

Application of this new methodology has resulted in an abnormal addition to the Bank's allowance for loan and lease losses in the first quarter of 2002. Additions to the allowance during the first three months of 2002 were $5.3 million. The allowance for possible loan and lease losses was $12.3 million or 2.2 % of gross loans at March 31, 2002 which compares to $6.7 million or 1.3 % at December 31, 2001. Net charge offs for the first quarter of 2002 were $272 thousand, an annualized net charge off ratio of .20%. Net charge offs for the first quarter of 2001 were $233 thousand, an annualized net charge off ratio of .24%.

Management has developed a formal plan to provide better control over underwriting of loans and monitoring collectibility. That plan includes education and training of personnel to encourage more uniform application of the Bank's loan policies and procedures, changes in management information systems to better identify loans with adverse characteristics and better control corrective actions, hiring of additional credit analysts to support lenders in underwriting and monitoring of loans and strengthen oversight of the lending function, reevaluate the scope of loan reviews, and modify loan policies and procedures to facilitate improved credit operations in the future.

The bank's primary regulator is in the process of completing an examination and concurred with the bank's changes in its method of estimating the allowance for loan and lease losses. A final report has not been received from the regulator, but it could include additional recommendations.

After this review, loans totaling $24.8 million, or 4.6 % of the portfolio, were classified as other assets especially mentioned. This compares to loans totaling $12.5 million so classified at December 31, 2001, and $6.9 million so classified at March 31, 2001. Loans totaling $31.9 million, 5.9 % of the portfolio, were classified as substandard at March 31, 2002. This compares to loans totaling $17.8 million so classified at December 31, 2001, $15.8 million so classified at March 31, 2001. Loans totaling $2.2 million, or .4 % of the portfolio, were classified as doubtful at March 31, 2002. This compares to $.5 million so classified at December 31, 2001 and $.7 million so classified at March 31, 2001. Loans having recorded investments of $9.6 million, or 1.9 % of the total portfolio, were identified as impaired at the end of the first three months of 2002 compared to $5.6 million at December 31, 2001, and $5.1 million at March 31, 2001.

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

There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three months of 2002. The carrying value of other real estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures that were included in the carrying value for other real estate at March 31, 2002, December 31, 2001, and March 31, 2001, totaled $1,160 thousand, $873 thousand, and $535 thousand respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2002, were $56.6 million and $5.2 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty-one domestic offices. The bank's average deposits grew during the first three months of 2002 reflecting an 8.9 % growth compared to a 3.4 % growth in the first three months of 2001. 5.2% of this deposit growth is attributable to the acquisition. Interest checking and savings deposits with limited transactions had more competitive rates as market rates on certificates of deposit continued to decline contributing to a 40.6% increase in interest checking and a 26.6 % in savings during the first three months of 2002. These deposits and the demand deposits, representing 14.1% of average total deposits, are the nucleus of core deposits for the Bank.

CAPITAL

Average shareholders' equity in the first three months of 2002 remained strong totaling $92.1 million at March 31, 2002, a 6.8 % increase from 2001 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of March 31, 2002, the Corporation's total risk-based and core capital ratios were 15.6 % and 13.2 % respectively. The comparable ratios were 15.4 % and 14.2 % at year end 2001. As of March 31, 2002, the Bank's total risk-based and core capital ratios were 14.2 % and 12.9 % respectively. The comparable ratios were 15.2 % and 14.0 % at year end 2001. As of March 31, 2002, the Corporation and the Bank had a ratio of core capital to average total assets of 9.0 % and 8.7% respectively, compared to 9.1 % and 8.9 % at December 31, 2001. Management believes, as of March 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The Bank's calculated risk-adjusted capital ratios exceeded the minimum standard for a "well capitalized" bank.

Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of March 31, 2002, additional dividends of approximately $14 million could have been declared by the Bank to the Corporation without regulatory agency approval.

Material Changes in Results of Operations

Total interest income was 7.5 % higher in the first three months of 2002 than the first three months of 2001. Interest and fees earned on loans increased 11.1 % due to the increase in the volume of average loans. The acquisition discussed earlier occurred March 29, 2002, and did not impact earnings significantly. Interest earned on investment securities and other investments decreased 1.3 % compared to the first three months of 2001.

Total interest expense in the first three months of 2002 compared to the first three months of 2001 decreased 18.7%. The total cost of interest-bearing deposits declined as interest rates declined in the intervening quarters. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5 % of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at March 31, 2002, 2001, and December, 31, 2001 was 4.41%, 4.19%, and 4.30 % respectively.

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

Noninterest income increased 3.6 % during the first three months of 2002 compared to the first three months of 2001. Income from fiduciary services provided in the Bank's trust department represented approximately 20.0 % of noninterest income and was up 14.2% compared to the first quarter of 2001. Service fees are up 27.8% compared to the first three months of 2001 due to increases in sales of loans in the secondary market.

Noninterest expenses, excluding the provision for possible loan losses, were 22.8 % more in the first three months of 2002 than in the first three months of 2001. Acquisitions contributed to increases in net occupancy and furniture and equipment expense, up 63.1% and 55.4% respectively, compared to the first quarter last year.

Net income was adversely affected the first three months of 2002 due to the change in calculating the provision to the allowance for loan and lease losses and the additional provision for loan deterioration discussed earlier. The loss of income per share of $1.02 due to the additional provision to the allowance for possible loan and lease losses results in a first quarter, 2002, per share net income of $.02. This compares to $.83 per share earnings at the end of the first quarter, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date May 20, 2002	/s/ Waymon L. Hickman
Waymon L. Hickman,
Chairman of the Board
(Chief Executive Officer)

Date May 20, 2002	/s/ Patricia N. McClanahan
Patricia N. McClanahan,
Treasurer
(Principal Accounting Officer)