Form 10-Q
period 2002-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2002-08-14
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended June 30, 2002

Commission file number 0-10972

First Farmers and Merchants Corporation
(Exact name of registrant as specified in its charter)

______________Tennessee______________	__________62-1148660__________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
__________Columbia, Tennessee__________	__________38402 - 1148__________
(Address of principal executive offices	(Zip Code)

(931) 388-3145
(Registrant's telephone number, including area code)
___________________________________________________________________________
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's common stock, as of June 30, 2002. 2,920,000 shares

This filing contains 14 pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June 30, 2002, are as follows:

Consolidated balance sheets - June 30, 2002, and December 31, 2001.

Consolidated statements of income - For the three months and six months ended June 30, 2002, and June 30, 2001.

Consolidated statements of cash flows - For the six months ended June 30, 2002, and June 30, 2001.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
		June 30,	December 31,
	(Dollars in Thousands) (Unaudited)	2002	2001

ASSETS	Cash and due from banks	$26,770	$30,648
	Interest-bearing deposits in banks	289	16
	Federal funds sold	3,611	-
	Total cash and cash equivalents	30,670	30,664
	Securities
	Available for sale (amortized cost $167,433
	and $113,550 respectively)	173,504	117,218
	Held to maturity (fair value $115,666
	and $126,244 respectively)	110,945	123,234
	Total securities	284,449	240,452
	Loans, net of deferred fees	536,557	515,178
	Allowance for possible loan losses	(12,292)	(6,707)
	Net loans	524,265	508,471
	Bank premises and equipment, at cost
	less allowance for depreciation	12,991	10,978
	Other assets	37,240	30,926
	TOTAL ASSETS	$889,615	$821,491
LIABILITIES	Deposits
	Noninterest-bearing	$100,809	$111,432
	Interest-bearing (including certificates of deposit
	over $100,000: 2002 - $100,179; 2001 - $98,272)	680,296	610,084
	Total deposits	781,105	721,516
	Federal funds purchased and securities sold
	under agreements to repurchase	6,951	1,802
	Dividends payable	1,548	1,518
	Other short term liabilities	694	708
	Accounts payable and accrued liabilities	5,937	6,159
	TOTAL LIABILITIES	796,235	731,703
STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	2,920,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	55,854	53,995
	Accumulated other comprehensive income	4,006	2,273
	TOTAL STOCKHOLDERS' EQUITY	93,380	89,788
	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$889,615	$821,491

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	(Dollars In Thousands Except Per Share Data)	Three Months Ended		Six Months Ended
	(Unaudited)	June 30,		June 30,
		2002	2001	2002	2001
INTEREST INCOME	Interest and fees on loans	$9,629	$9,940	$19,018	$18,391
	Income on investment securities
	Taxable interest	3,005	2,672	5,432	5,041
	Exempt from federal income tax	814	816	1674	1639
	Dividends	71	145	102	200
		3,890	3,633	7,208	6,880
	Other interest income	60	53	141	251
	TOTAL INTEREST INCOME	13,579	13,626	26,367	25,522
INTEREST EXPENSE	Interest on deposits	4,651	6,375	9,269	12,038
	Interest on other short term borrowings	12	58	21	88
	TOTAL INTEREST EXPENSE	4,663	6,433	9,290	12,126

	NET INTEREST INCOME	8,916	7,193	17,077	13,396
	PROVISION FOR POSSIBLE LOAN LOSSES	350	300	5,650	555

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	8,566	6,893	11,427	12,841

NONINTEREST INCOME	Trust department income	448	454	948	892
	Service fees on deposit accounts	1,818	1,700	3,465	3,369
	Other service fees, commissions, and fees	88	101	225	208
	Other operating income	43	288	266	494
	Securities gains	125	-	125	-
	TOTAL NONINTEREST INCOME	2,522	2,543	5,029	4,963

NONINTEREST EXPENSES	Salaries and employee benefits	3,214	2,839	6,231	5,384
	Net occupancy expense	493	520	1,073	876
	Furniture and equipment expense	321	253	606	436
	Other operating expenses	2,449	2,148	4,543	4,019
	TOTAL NONINTEREST EXPENSES	6,477	5,760	12,453	10,715
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	4,611	3,676	4,003	7,089
	PROVISION FOR INCOME TAXES	1,249	937	596	1,917
	NET INCOME	$3,362	$2,739	$3,407	$5,172
EARNINGS PER SHARE	Common stock
	2,920,000 shares outstanding	$1.15	$0.94	$1.17	$1.77

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars In Thousands) (Unaudited)
	Six Months Ended June 30,	2002	2001

OPERATING	Net income	$3,407	$5,172
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	5,050	27
	Provision for depreciation and amortization of
	premises and equipment	529	386
	Provision for depreciation of leased equipment	-	150
	Amortization of deposit base intangibles	462	111
	Amortization of investment security premiums,
	net of accretion of discounts	378	265
	Increase in cash surrender value of life insurance contracts	(124)	(124)
	Deferred income taxes	(1,836)	(133)
	(Increase) decrease, net of effects from acquisition, in
	Interest receivable	(530)	(154)
	Other assets	1,031	(701)
	Increase (decrease), net of effects from acquisition, in
	Interest payable	(1,109)	141
	Other liabilities	697	968
	Total Adjustments	4,548	936
	Net cash provided by operating activities	7,955	6,108
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	19,602	12,335
	Proceeds from maturities and calls of held-to-maturity securities	12,235	7,345
	Purchases of investment securities
	Available-for-sale	(73,684)	(23,360)
	Held-to-maturity	-	(7,819)
	Net (increase) decrease in loans, net of effects from acquisition	2,390	(21,235)
	Purchases of premises and equipment, net of effects from acquisition	(687)	(788)
	Net increase in cash from acquisitions	8,017	3,457
	Purchase of single premium life insurance contracts	(3,865)	(425)
	Net cash used by investing activities	(35,992)	(30,490)
FINANCING	Net increase in noninterest-bearing and interest-bearing deposits,
ACTIVITIES	net of effects from acquisition	24,426	23,726
	Net increase (decrease) in short term borrowings	5,135	(1,816)
	Cash dividends	(1,518)	(1,139)
	Net cash provided by financing activities	28,043	20,771
	Increase (decrease) in cash and cash equivalents	6	(3,611)
	Cash and cash equivalents at beginning of period	30,664	28,038
	Cash and cash equivalents at end of period	$30,670	$24,427

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CHANGE IN METHOD OF ESTIMATING ALLOWANCE

At March 31, 2002, pursuant to discussions with federal bank examiners, the Bank changed its method of estimating its allowance for loan losses. The new method resulted in more conservative classification of specific commercial loans with documentation and structural deficiencies and retail loans with certain historical performance characteristics. Bank management has determined that the change in method is necessary to reflect increased loss inherent to such loans. As a result of the change in method, the provision for loan losses increased and net income decreased $4.4 million, $2.6 million, net of tax, or $.90 per share, for the quarter ended March 31, 2002. In addition, additional allowances of $.9 million were recorded for deterioration of loans in the normal course of business, in the first quarter of 2002.

NOTE 2 - FEDERAL AND STATE INCOME TAXES

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002
Current:
Federal	$1,174	2,321
State	59	113
Total current	1,233	2,434

Deferred:
Federal	39	(1,553)
State	(23)	(285)
Total deferred	16	(1,838)
Total provision for
income taxes	$1,249	596

Provisions for Income Taxes

Dollars in Thousands

As of June 30,
2002
Allowance for possible loan losses	$4,157
Deferred compensation	835
Unrealized loss on AFS securities	-
Deferred loan fees	2
Deferred tax asset	4,994

Unrealized gain on AFS securities	(2,064)
Lease financing depreciation, net of rent	(203)
Amortization of goodwill	(109)
Other	(355)
Deferred tax liability	(2,731)

Net deferred tax asset	$2,263

Deferred Tax Effects of Principal Temporary Differences

Dollars in Thousands

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - FEDERAL AND STATE INCOME TAXES (Continued)

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002
Tax expense at statutory rate	$1,557	1,351
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(338)	(683)
Nondeductible interest expense	37	77
Employee benefits	(21)	(42)
Other nondeductible expenses
(nontaxable income) - net	4	8
State income taxes, net of federal
tax benefit	24	(113)
Dividend income exclusion	(11)	(11)
Other	(4)	8

Total provision for income taxes	1,249	596

Effective tax rate	54.54%	30.00%

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

NOTE 4 - PENDING REGULATORY AGREEMENT

The Bank is finalizing with the Office of the Comptroller of the Currency the terms and conditions of a written agreement that the Bank will enter into with the agency as a result of regulatory findings in a recently completed examination. These findings related to asset quality and management and board oversight of the lending function. This agreement is expected to become effective at the beginning of the third quarter. Management believes that the financial ramifications related to the agreement have been fully recorded.

Item 2. Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

Average earning assets increased 11.0% in the first half of 2002 compared to a 12.5% increase in the first half of 2001. The Corporation's only subsidiary at June 30, 2002 was First Farmers and Merchants National Bank. The Bank owns one hundred percent of F & M West, a Nevada subsidiary that provides advisory service for management of the Bank's investment portfolio. As a financial institution, the Bank's primary earning asset is loans. At June 30, 2002, average net loans had increased 12.1 % and represented 65.4 % of average earning assets. Approximately 43% of this increase is attributable to an acquisition of two offices of the Community Bank, an Alabama banking corporation, in Pulaski, Giles County, Tennessee, on March 29, 2002. This increase compares to an increase in average net loans at June 30, 2001 of 19.8 % and a 62.7 % component of average earning assets. Average investments accounted for 34.6 % of average earning assets at June 30, 2002, posting a 9.2% increase in the first half of 2002. No investments were acquired in the acquisition. Average total assets of $870 million at the end of the first half of 2002 compared to $726 million at the end of the first half of 2001. Period-end assets were $890 million compared to $821 million at December 31, 2001, an 8.3% increase including the acquisition and 4.0% without it.

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

SECURITIES

Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At June 30, 2002, the Bank's investment securities portfolio had $173.5 million available-for-sale securities, 61.0% of the total portfolio, and $110.9 million held-to-maturity securities, 39.0% of the portfolio. There were $117.2 million available-for-sale securities, 48.7% of the portfolio, and $123.2 million held-to-maturity securities, 51.3% of the portfolio, at December 31, 2001. Slowing loan demand contributed to this increased liquidity.

LOANS

The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio increased $55.8 million or 12.1 % in the first six months of 2002. The acquisition contributed $23.8 million or about 43% of the increase. This compared to a $69.2 million or 19.8 % increase in the first six months of 2001. Commercial loans increased 21.3%, about 15.5% of the increase from the acquisition; personal loans increased 5.1%, the acquisition reversing a decline of 3.6%; and loans secured by real estate posted an 11.8 % growth, 65.9% from the acquisition, for the first six months of 2002. Commercial loan increases included new loans to several municipalities. Lower interest rates contributed to the increase in loans secured by real estate.

The analysis and review of asset quality by the Bank's credit administrator includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan and lease losses. As discussed in Note 1, the Bank has changed its method of estimating the allowance for loan and lease losses. Management believes that the increased allowance for loan and lease losses (ALLL) is consistent with the requirements of generally accepted accounting principles based on information available at June 30, 2002. The changes in estimate methodology include:

  Stratification of the retail loan portfolio, segregating loans with characteristics that accentuate loss potential.
  Redefinition of the classification criteria of commercial loans to better reflect structural and documentation deficiencies that could impair collectibility.

Application of this new methodology has resulted in an abnormal addition to the Bank's allowance for loan and lease losses in the first quarter of 2002. Additions to the allowance during the first six months of 2002 were $5.7 million. The allowance for possible loan and lease losses was $12.3 million or 2.3 % of gross loans at June 30, 2002 which compares to $6.7 million or 1.3 % at December 31, 2001. Net charge offs for the first half of 2002 were $600 thousand, an annualized net charge off ratio of .22%. Net charge offs for the first half of 2001 were $528 thousand, an annualized net charge off ratio of .21%.

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

After this review, loans totaling $6.1 million, or 1.1 % of the portfolio, were classified as other assets especially mentioned. This compares to loans totaling $12.5 million so classified at December 31, 2001, and $4.4 million so classified at June 30, 2001. Loans totaling $30.5 million, 5.7 % of the portfolio, were classified as substandard at June 30, 2002. This compares to loans totaling $17.8 million so classified at December 31, 2001, $16.1 million so classified at June 30, 2001. Loans totaling $2.0 million,or .4 % of the portfolio, were classified as doubtful at June 30, 2002. This compares to $.5 million so classified at December 31, 2001 and $.7 million so classified at June 30, 2001. Loans having recorded investments of $12.1 million, or 2.2 % of the total portfolio, were identified as impaired at the end of the first six months of 2002 compared to $9.6 million at March 31, 2002, and $5.6 million at December 31, 2001.

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

There were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first six months of 2002. The carrying value of other real estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures that were included in the carrying value for other real estate at June 30, 2002, December 31, 2001, and June 30, 2001, totaled $879 thousand, $873 thousand, and $561 thousand respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2002, were $58.7 million and $4.9 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty-one domestic offices. The bank's average deposits grew during the first six months of 2002 reflecting a 13.0 % growth compared to a 13.4 % growth in the first six months of 2001. 5.2% of this deposit growth is attributable to the acquisition. Transaction accounts had more competitive rates than certificates of deposit resulting in a 23.5% increase in interest checking and a 45.4% increase in savings accounts during the first six months of 2002. These deposits and demand deposits, representing 14.1% of average total deposits, are the nucleus of core deposits for the Bank.

CAPITAL

Average shareholders' equity in the first six months of 2002 remained strong totaling $92.1 million at June 30, 2002, a 6.9 % increase from 2001 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of June 30, 2002, the Corporation's total risk-based and core capital ratios were 14.5 % and 13.2 % respectively. The comparable ratios were 15.4% and 14.2% at year end 2001. As of June 30, 2002, the Bank's total risk-based and core capital ratios were 14.3% and 13.1% respectively. The comparable ratios were 15.2% and 13.9% at year end 2001. As of June 30, 2002, the Corporation and the Bank had a ratio of core capital to average total assets of 9.1 % and 8.3% respectively, compared to 9.1% and 8.9% at December 31, 2001. Management believes, as of June 30, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years.

Material Changes in Results of Operations

Total interest income was 3.3 % higher in the first six months of 2002 than the first six months of 2001. Interest and fees earned on loans increased 3.4 % due to the increase in the volume of average loans. The acquisition discussed earlier contributed about 56% of the $846 thousand increase in earnings. Interest earned on investment securities and other investments increased 3.1 % compared to the first six months of 2001.

Total interest expense in the first six months of 2002 compared to the first six months of 2001 decreased 23.4%. The total cost of interest-bearing deposits declined as interest rates declined in the intervening quarters. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The net interest margin, on a tax equivalent basis, at June 30, 2002, 2001, and December, 31, 2001 was 4.42%, 4.17%, and 4.30% respectively.

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

Noninterest income increased 1.3% during the first six months of 2002 compared to the first six months of 2001. Income from fiduciary services provided in the Bank's trust department represented approximately 20.0% of noninterest income and was up 6.2% compared to the first half of 2001. Other service fees are up 8.3% compared to the first six months of 2001 due to increases in sales of loans in the secondary market.

Noninterest expenses, excluding the provision for possible loan losses, were 16.2% more in the first six months of 2002 than in the first six months of 2001. Acquisitions contributed to increases in net occupancy and furniture and equipment expense, up 22.5% and 38.9% respectively, compared to the first half of last year.

Net income was adversely affected the first six months of 2002 declining $.60 per share due to the change in calculating the adequacy of the provision to the allowance for loan and lease losses and the additional provision for loan deterioration discussed earlier. However, income per share of $1.15 for the three months ended June 30, 2002 was up 22.3% over the three months ended June 30, 2001.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The annual Stockholders' Meeting was held April 16, 2002 in the Waymon L. Hickman Building at Columbia State Community College, Columbia, Tennessee at 4:00 P. M. CST, for the purpose of electing directors for the coming year. There was no solicitation in opposition to management's nominees listed in the proxy statement. All management nominees listed were elected with one exception. One of the nominees died prior to the meeting and was not replaced.

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K, containing the certification our chief executive officer and chief financial officer were required to make with respect to this Form 10-Q by Section 906 of the Sarbanes-Oxley Act of 2002, was filed August 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date August 14, 2002	/s/ T. Randy Stevens T. Randy Stevens,
President
(Chief Executive Officer)

Date August 14, 2002	/s/ Patricia N. McClanahan
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)