Form 10-Q/A
period 2002-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2002-08-15
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended June 30, 2002

Commission file number 0-10972

First Farmers and Merchants Corporation
(Exact name of registrant as specified in its charter)

_______Tennessee________	__________62-1148660__________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
__________Columbia, Tennessee__________	__________38402 - 1148__________
(Address of principal executive offices	(Zip Code)

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

Deferred Tax Effects of Principal Temporary Differences

Dollars in Thousands

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - FEDERAL AND STATE INCOME TAXES (Continued)

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002
Tax expense at statutory rate	$1,557	1,351
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(338)	(683)
Nondeductible interest expense	37	77
Employee benefits	(21)	(42)
Other nondeductible expenses
(nontaxable income) - net	4	8
State income taxes, net of federal
tax benefit	24	(113)
Dividend income exclusion	(11)	(11)
Other	(4)	8

Total provision for income taxes	1,249	596

Effective tax rate	27.27%	15.00%

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