Form 10-Q
period 2002-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2002-11-14
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended September 30, 2002

Commission file number 0-10972

____________First Farmers and Merchants Corporation____________
(Exact name of registrant as specified in its charter)

_____________Tennessee_____________	__________62-1148660__________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
________Columbia, Tennessee_________	__________38402 - 1148_________
(Address of principal executive offices)	(Zip Code)

_____________________________(931) 388-3145____________________________
(Registrant's telephone number, including area code)

_____________________________________________________________________

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's common stock, as of September 30, 2002. 2,920,000 shares

This filing contains 17 pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of the registrant and its subsidiary for the nine months ended September 30, 2002, are as follows:

Consolidated balance sheets - September 30, 2002, and December 31, 2001.

Consolidated statements of income - For the three months and nine months ended September 30, 2002, and September 30, 2001.

Consolidated statements of cash flows - For the nine months ended September 30, 2002, and September 30, 2001.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
		September 30,	December 31,
	(Dollars in Thousands) (Unaudited)	2002	2001

ASSETS	Cash and due from banks	$30,632	$30,648
	Interest-bearing deposits in banks	289	16
	Federal funds sold	11,351	-
	Total cash and cash equivalents	42,272	30,664
	Securities
	Available for sale (amortized cost $186,680
	And $113,550 respectively)	196,424	117,218
	Held to maturity (fair value $115,465
	And $126,244 respectively)	108,685	123,234
	Total securities	305,109	240,452
	Loans, net of deferred fees	522,696	515,178
	Allowance for possible loan losses	(11,981)	(6,707)
	Net loans	510,715	508,471
	Bank premises and equipment, at cost
	Less allowance for depreciation	13,282	10,978
	Other assets	35,534	30,926
	TOTAL ASSETS	$906,912	$821,491
LIABILITIES	Deposits
	Noninterest-bearing	$107,774	$111,432
	Interest-bearing (including certificates of deposit
	Over $100,000: 2002 - $94,677; 2001 - $98,272)	689,449	610,084
	Total deposits	797,223	721,516
	Federal funds purchased and securities sold
	Under agreements to repurchase	3,773	1,802
	Dividends payable	-	1,518
	Other short term liabilities	686	708
	Accounts payable and accrued liabilities	6,504	6,159
	TOTAL LIABILITIES	808,186	731,703
STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	Authorized; issued and outstanding - 2,920,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	58,774	53,995
	Accumulated other comprehensive income	6,432	2,273
	TOTAL STOCKHOLDERS' EQUITY	98,726	89,788

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$906,912	$821,491

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	(Dollars In Thousands Except Per Share Data)	Three Months Ended		Nine Months Ended
	(Unaudited)	September 30,		September 30,
		2002	2001	2002	2001

INTEREST INCOME	Interest and fees on loans	$9,323	$10,570	$28,341	$28,961
	Income on investment securities
	Taxable interest	2,983	2,680	8,415	7,721
	Exempt from federal income tax	773	897	2,447	2,536
	Dividends	30	55	132	255
		3,786	3,632	10,994	10,512
	Other interest income	89	63	230	314
	TOTAL INTEREST INCOME	13,198	14,265	39,565	39,787
INTEREST EXPENSE	Interest on deposits	4,528	6,423	13,797	18,461
	Interest on other short term borrowings	10	39	31	127
	TOTAL INTEREST EXPENSE	4,538	6,462	13,828	18,588

	NET INTEREST INCOME	8,660	7,803	25,737	21,199
	PROVISION FOR POSSIBLE LOAN LOSSES	400	300	6,050	855

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	8,260	7,503	19,687	20,344
NONINTEREST INCOME	Trust department income	424	517	1,372	1,409
	Service fees on deposit accounts	1,818	1,734	5,283	5,103
	Other service fees, commissions, and fees	128	195	353	403
	Other operating income	24	133	290	627
	Securities gains	-	-	125	-
	TOTAL NONINTEREST INCOME	2,394	2,579	7,423	7,542
NONINTEREST EXPENSES	Salaries and employee benefits	3,409	3,038	9,640	8,422
	Net occupancy expense	538	441	1,611	1,317
	Furniture and equipment expense	316	214	922	650
	Other operating expenses	2,372	2,402	6,915	6,421
	TOTAL NONINTEREST EXPENSES	6,635	6,095	19,088	16,810
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	4,019	3,987	8,022	11,076
	PROVISION FOR INCOME TAXES	1,099	1,329	1,695	3,246
	NET INCOME	$2,920	$2,658	$6,327	$7,830
EARNINGS PER SHARE	Common stock
	2,920,000 shares outstanding	$1.00	$0.91	$2.17	$2.68

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars In Thousands) (Unaudited)

	Nine Months Ended September 30,	2002	2001
OPERATING	Net income	$6,327	$7,830
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	4,738	171
	Provision for depreciation and amortization of
	Premises and equipment	811	601
	Provision for depreciation of leased equipment	-	150
	Amortization of deposit base intangibles	740	529
	Amortization of investment security premiums,
	net of accretion of discounts	639	380
	Increase in cash surrender value of life insurance contracts	(186)	(183)
	Deferred income taxes	(1,598)	(127)
	(Increase) decrease, net of effects from acquisition, in
	Interest receivable	(212)	(525)
	Other assets	821	(1,505)
	Increase (decrease), net of effects from acquisition, in
	Interest payable	(1,334)	(674)
	Other liabilities	1,490	2,051
	Total Adjustments	5,909	868
	Net cash provided by operating activities	12,236	8,698
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	29,269	18,103
	Proceeds from maturities and calls of held-to-maturity securities	14,516	13,405
	Purchases of investment securities
	Available-for-sale	(102,879)	(23,373)
	Held-to-maturity	-	(10,238)
	Net (increase) decrease in loans, net of effects from acquisition	16,252	(20,857)
	Purchases of premises and equipment, net of effects from acquisition	(1,260)	(1,495)
	Net increase in cash from acquisitions	8,017	3,457
	Purchase of single premium life insurance contracts	(3,970)	(425)
	Net cash used by investing activities	(40,055)	(21,423)
FINANCING	Net increase in noninterest-bearing and interest-bearing deposits,
ACTIVITIES	net of effects from acquisition	40,544	2,635
	Net increase (decrease) in short term borrowings	1,949	12,743
	Cash dividends	(3,066)	(2,394)
	Net cash provided by financing activities	39,427	12,984
	Increase (decrease) in cash and cash equivalents	11,608	259
	Cash and cash equivalents at beginning of period	30,664	28,038
	Cash and cash equivalents at end of period	$42,272	$28,297

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

NOTE 2 - FEDERAL AND STATE INCOME TAXES

	Three Months Ended	Nine Months Ended
	09-31-02	09-31-02
Current:
Federal	$881	$3,202
State	(21)	92
Total current	860	3,294
Deferred:
Federal	203	(1,351)
State	36	(248)
Total deferred	239	(1,599)
Total provision for
Income taxes	$1,099	$1,695

Provisions for Income Taxes

Dollars in Thousands

As of 9-30-02
Allowance for possible loan losses	$4,156
Deferred compensation	850
Unrealized loss on OREO	39
Deferred loan fees	2
Deferred tax asset	5,047

Unrealized gain on AFS securities	(3,313)
Lease financing depreciation, net of rent	(402)
Amortization of goodwill	(166)
Other	(392)
Deferred tax liability	(4,273)

Net deferred tax asset	$774

Deferred Tax Effects of Principal Temporary Differences

Dollars in Thousands

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - FEDERAL AND STATE INCOME TAXES (Continued)

	Three Months Ended	Nine Months Ended
	09-31-02	09-31-02
Tax expense at statutory rate	$1,377	$2,727
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(304)	(986)
Nondeductible interest expense	30	107
Employee benefits	(21)	(63)
Other nondeductible expenses
(nontaxable income) - net	4	12
State income taxes, net of federal
tax benefit	10	(103)
Dividend income exclusion	-	(11)
Other	3	22

Total provision for income taxes	$1,099	$1,695

Effective tax rate	27.14%	21.13%

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

NOTE 4 - REGULATORY AGREEMENT

The Bank voluntarily entered into a written agreement with the Office of the Comptroller of the Currency. The agreement relates to asset quality and management and board oversight of the lending function. Management believes that the financial ramifications related to the agreement have been fully recorded.

Item 2. Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

Average earning assets increased 12.6% in the first three quarters of 2002 compared to a 17.7% increase in the first three quarters of 2001. The Corporation's only subsidiary at September 30, 2002 was First Farmers and Merchants National Bank. The Bank owns one hundred percent of F & M West, a Nevada subsidiary that provides advisory service for management of the Bank's investment portfolio. As a financial institution, the Bank's primary earning asset is loans. At September 30, 2002, average net loans had increased 11.9 % and represented 64.4 % of average earning assets. Approximately 43% of this increase is attributable to an acquisition of two offices of the Community Bank, an Alabama banking corporation, in Pulaski, Giles County, Tennessee, on March 29, 2002. This increase compares to a 9.5% increase in average net loans at September 30, 2001 without an acquisition in the second quarter of 2001, the total increase was 27.9%. Average investments accounted for 35.6 % of average earning assets at September 30, 2002, posting a 13.8% increase in the first nine months of 2002. No investments were acquired in the acquisition. Average total assets of $884 million at the end of the first nine months of 2002 compared to $760 million at the end of the first nine months of 2001. Period-end assets were $907 million compared to $821 million at December 31, 2001, a 10.5% increase including the acquisition and 6.2% without it.

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

SECURITIES

Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At September 30, 2002, the Bank's investment securities portfolio had $196.4 million available-for-sale securities, 64.4% of the total portfolio, and $108.7 million held-to-maturity securities, 35.6% of the portfolio. There were $117.2 million available-for-sale securities, 48.7% of the portfolio, and $123.2 million held-to-maturity securities, 51.3% of the portfolio, at December 31, 2001. Slowing loan demand contributed to the increased availability of funds that were invested in available for sale securities.

LOANS

The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The increase in the average loan portfolio, discussed earlier, consists of a 17.2% increase in commercial loans, about one fourth of the increase from the acquisition; a 4.6% increase in personal loans, the acquisition reversing a decline of 6.0%; and loans secured by real estate posted an 12.3 % growth, 8.0% without the acquisition, for the first nine months of 2002. Commercial loan increases included new loans to several municipalities. Lower interest rates contributed to the increase in loans secured by real estate.

The analysis and review of asset quality by the Bank's credit administrator includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan and lease losses. As discussed in Note 1, the Bank has changed its method of estimating the allowance for loan and lease losses. Management believes that the increased allowance for loan and lease losses (ALLL) is consistent with the requirements of generally accepted accounting principles based on information available at September 30, 2002. The changes in estimate methodology include:

  Stratification of the retail loan portfolio, segregating loans with characteristics that accentuate loss potential.
  Redefinition of the classification criteria of commercial loans to better reflect structural and documentation deficiencies that could impair collectibility.

Application of this new methodology resulted in an abnormal addition to the Bank's allowance for loan and lease losses in the first quarter of 2002. Additions to the allowance during the first nine months of 2002 were $6.05 million. The allowance for possible loan and lease losses was $11.98 million or 2.3 % of gross loans at September 30, 2002 which compares to $6.7 million or 1.3 % at December 31, 2001. Net charge offs for the first nine months of 2002 were $1,312 thousand, an annualized net charge off ratio of .33%. Net charge offs for the first nine months of 2001 were $684 thousand, an annualized net charge off ratio of .18%.

Management has developed a formal plan to provide better control over underwriting of loans and monitoring collectibility. That plan includes education and training of personnel to encourage more uniform application of the Bank's loan policies and procedures, changes in management information systems to better identify loans with adverse characteristics and better control corrective actions, hiring of additional credit analysts to support lenders in underwriting and monitoring of loans and strengthen oversight of the lending function, reevaluate the scope of loan reviews, and modify loan policies and procedures to facilitate improved credit operations in the future. The Bank is currently conducting a review of all relationships aggregating $250 thousand and greater. This review process will be finalized by the end of the year.

After this review, loans totaling $15.4 million, or 2.96 % of the portfolio, were classified as other assets especially mentioned. This compares to loans totaling $12.5 million so classified at December 31, 2001, and $5.5 million so classified at September 30, 2001. Loans totaling $30.4 million, 5.8 % of the portfolio, were classified as substandard at September 30, 2002. This compares to loans totaling $17.8 million so classified at December 31, 2001, $14.6 million so classified at September 30, 2001. Loans totaling $1.7 million, or .3 % of the portfolio, were classified as doubtful at September 30, 2002. This compares to $.5 million so classified at December 31, 2001 and $.7 million so classified at September 30, 2001. Loans having recorded investments of $12.1 million, or 2.3 % of the total portfolio, were identified as impaired at the end of the first nine months of 2002 compared to $9.6 million at March 31, 2002, $12.1 million at June 30, 2002, and $5.6 million at December 31, 2001.

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

There was a write down of other real estate in the third quarter of 2002 associated with revised estimates of costs and improvements needed to sale. The carrying value of other real estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures that were included in the carrying value for other real estate at September 30, 2002, December 31, 2001, and September 30, 2001, totaled $880 thousand, $873 thousand, and $932 thousand respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2002, were $53.6 million and $6.2 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty-two domestic offices. The bank's average deposits grew during the first nine months of 2002 reflecting a 14.8 % growth compared to a 19.4 % growth in the first nine months of 2001. Deposit growth attributable to the acquisition in 2002 was 3.5%. Deposit growth attributable to the acquisition in 2001 was 15.1%. Transaction accounts increased 27.6% and savings deposits increased 54.6% during the first three quarters of 2002. These deposits and demand deposits, representing 14.1% of average total deposits, are the nucleus of core deposits for the Bank.

CAPITAL

Average shareholders' equity in the first nine months of 2002 remained strong totaling $93.7 million at September 30, 2002, an 8.6 % increase from 2001 year end. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of September 30, 2002, the Corporation's total risk-based and core capital ratios were 15.1 % and 14.9 % respectively. The comparable ratios were 15.4% and 14.2% at year end 2001. As of September 30, 2002, the Bank's total risk-based and core capital ratios were 14.9% and 13.7% respectively. The comparable ratios were 15.2% and 13.9% at year end 2001. As of September 30, 2002, the Corporation and the Bank had a ratio of core capital to average total assets of 8.5 % and 8.4% respectively, compared to 9.1% and 8.9% at December 31, 2001. Management believes, as of September 30, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Material Changes in Results of Operations

Total interest income was .6% less for the first nine months of 2002 than the first nine months of 2001. Interest and fees earned on loans decreased 2.1 % due to a softening in loan demand and falling interest rates. Interest earned on investment securities and other investments increased 3.7 % compared to the first nine months of 2001.

Total interest expense in the first nine months of 2002 compared to the first nine months of 2001 decreased 25.6%. The total cost of interest-bearing deposits declined as interest rates declined. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. As of September 30, 2002, a negative dollar change that is 1.7% of net interest income for the next twelve months was the most income at risk given a three hundred basis point shift in interest rates. The net interest margin, on a tax equivalent basis, at September 30, 2002, 2001, and December, 31, 2001 was 4.45%, 4.21%, and 4.30% respectively.

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

Noninterest income decreased 1.6% during the first nine months of 2002 compared to the first nine months of 2001. Income from fiduciary services provided in the Bank's trust department declined 2.6% compared to the first three quarters of 2001. Trust fees are based on the market value of accounts serviced which was down compared to the same time period a year ago. Other service fees are up 3.5% compared to the first nine months of 2001 due to increases in the number of accounts being serviced.

Noninterest expenses, excluding the provision for possible loan losses, were 13.6% more in the first nine months of 2002 than in the first nine months of 2001. Acquisitions contributed to increases in net occupancy and furniture and equipment expense, up 22.3% and 41.7% respectively, compared to the first nine months of last year.

Net income was adversely affected the first nine months of 2002 declining $.51 per share due to the change in calculating the adequacy of the provision to the allowance for loan and lease losses and the additional provision for loan deterioration discussed earlier. However, income per share of $1.15 for the three months ended September 30, 2002 was up 9.9% over the three months ended September 30, 2001.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

99.1 Certifications pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002

Reports on Form 8-K

A Form 8-K, containing the certification our chief executive officer and chief financial officer were required to make with respect to this Form 10-Q by Section 906 of the Sarbanes-Oxley Act of 2002, was filed August 14, 2002.

A Form 8-K, containing a press release describing our agreement with the Office of the Comptroller of the Currency was filed October 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date November 14, 2002	/s/ T. Randy Stevens__________
T. Randy Stevens,
President
(Chief Executive Officer)

Date November 14, 2002__________	__/s/ Patricia N. McClanahan____ ___
Patricia N. McClanahan,
Treasurer
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of First Farmers and Merchants Corporation and Subsidiary for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof , each of the undersigned certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Form 10-Q complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of First Farmers and Merchants Corporation and Subsidiary.

Date November 14, 2002	/s/ T. Randy Stevens_____
T. Randy Stevens,
President
(Chief Executive Officer)

Date November 14, 2002	/s/ Patricia N. McClanahan____
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Certification - Chief Executive Officer and Chief Financial Officer

We certify that:

  We have reviewed this quarterly report on Form 10-Q for First Farmers and Merchants Corporation;
  Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's officers and each of us are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's officers and each of us have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's officers and each of us have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002_________	/s/ T. Randy Stevens______
T. Randy Stevens,
President
(Chief Executive Officer)

Date November 14, 2002	_ /s/ Patricia N. McClanahan__
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)