Form 10-K
period 2002-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2003-03-28
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 0-10972

___________________ ____First Farmers and Merchants Corporation_____________________
(Exact name of registrant as specified in its charter)
_____________Tennessee _____________	_____________62-1148660___________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
_ _ ______Columbia, Tennessee_ _______	____38402 - 1148 ___
(Address of principal executive offices)	(Zip Code)
_____ _____ _____ _____ _____ _____ (931) 388-3145______________________________
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
_ ______________ None ________________	_________________________ ____ ____ _

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X_

The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 1, 2003, was $219,000,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's common stock, as of March 1, 2003. 2,920,000 shares

This filing contains 86 pages.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for 2002 Annual Stockholders Meeting of April 15, 2003. -- Parts I and III

(2)	Annual Report to Stockholders for Year Ended December 31, 2002. -- Parts I and II

PART I

Item 1. Business.

A discussion of the general development of the business is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing.

Employees

FFMC has no employees. Its subsidiary, the Bank had approximately three hundred twelve (312) full time employees and fifty-two (52) part time employees. Five of the Bank's officers also were officers of FFMC. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, an executive split dollar life insurance plan, training programs, group life and health insurance, and paid vacations.

Item 2. Properties.

A discussion of the properties owned by the company is incorporated herein by reference to Notes to Consolidated Financial Statements which are a part of the Annual Report to Stockholders which is included in this filing. Other real estate owned by the Bank as of December 31, 2002, included: (1) a one-tenth interest in approximately one hundred acres known as Town Center, located in the southern part of the town of Spring Hill, in northern Maury County, Tennessee on US Highway 31, (2) forty nine improved lots in a residential subdivision on Weakley Creek Road in Lawrenceburg, Lawrence County, Tennessee, (3) a .23 acre residential lot located twelve miles south of Franklin in a subdivision in Spring Hill, Williamson County, Tennessee, (4) a .241 acre residential property located one to two miles southwest of downtown Columbia, Maury County, Tennessee, (5) a rural residential property three miles east of downtown Lewisburg, Marshall County, Tennessee, (6) a 12.687 acre rural residential property located fifteen miles southwest of Centerville, Hickman County, Tennessee, (7) a residential property located in Lawrenceburg, Lawrence County, Tennessee, and (8) 17 acres of rural property located near Pulaski, Giles County, Tennessee. The properties are not depreciated.

Item 3. Legal Proceedings.

There are no material pending legal proceedings known to the Board of Directors in which any director or executive officer or principal stockholder of the Corporation and the Bank or any business in which such persons are participants as a material interest adverse to the Corporation and its subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Reference is made to First Farmers and Merchants Corporation's definitive Proxy Statement (incorporated herein by reference) pursuant to Regulation 14 A, Solicitation of Proxies, which involves the election of Directors. The present terms of Directors and officers extend to April 15, 2003.

Executive Officers of Registrant

The following is a list as of March 1, 2003, showing the names and ages of all executive officers of First Farmers and Merchants Corporation ("FFMC"), the nature of any family relationships between them, and all positions and offices with the Corporation held by each of them:
Name	Age	Family Relationship	Positions and Offices Held
Waymon L. Hickman	68	None

Chairman of the Board and Director of FFMC. Chairman of the Board and Director of the Bank. Employed in 1958. Named Assistant Cashier in 1959. Named Assistant Vice-President in 1961, and promoted to Vice-President in 1962. Elected Director in 1967 and First Vice-President and Trust Officer in 1969. Promoted in 1973 to Executive Vice-President and Senior Trust Officer. Elected President of Bank and Chief Administrative Officer in August 1980. Elected President of FFMC in April, 1982. Elected Chief Executive Officer of the Bank in December, 1990. Elected Chairman of the Board of Directors of the Bank effective December 31, 1995. Retired as Chief Executive Officer June 30, 2002.

T. Randy Stevens	51	None

President, Chief Executive Officer, and Director of FFMC. President, Chief Executive Officer, and Director of the Bank. Employed in 1973. Promoted to Commercial Bank Officer in 1974. Promoted to Assistant Vice President in 1976. Promoted to Vice President in 1979. Became Vice President and Trust Officer in 1982. Promoted to First Vice President in 1984. Promoted to Executive Vice President and Chief Administrative Officer in 1990. Elected as Director of the Bank in 1991 and Director and Vice President of FFMC in 1991. Elected President and Chief Operating Officer of the Bank effective December 31, 1995. Elected President and Chief Operating Officer of FFMC in April, 1996. Elected Chief Executive Officer of the Bank on June 30, 2002.

Executive Officers of Registrant-Continued
Name	Age	Family Relationship	Positions and Offices Held
John P. Tomlinson, III	52	None

Senior Executive Vice President, Chief Operating Officer and Director of FFMC and the Bank. Employed in 1973. Promoted to Commercial Bank Officer in 1974. Named Assistant Vice President in 1976. Promoted to Vice President in 1979. Named Manager of Mortgage Lending in 1986. Promoted to Senior Vice President in 1990. Promoted to Executive Vice President in 1995. Elected Secretary of FFMC in April, 1996. Named Vice President of FFMC December 17, 1996. Promoted to Senior Executive Vice President of the Bank in 1998. Named Senior Executive Vice President of FFMC in 1999. Elected Director of FFMC and Bank in 2000. Elected Chief Operating Officer June 30, 2002.

Martha M. McKennon	58	None

Secretary of FFMC. Vice President, Executive Assistant, Secretary to the Board of the Bank. Employed in 1974. Promoted to Customer Service Representative in 1980. Named Executive Assistant in 1984. Promoted to Assistant Vice President/ Executive Assistant in 1991. Named Assistant Secretary of FFMC December 17, 1996. Promoted to Vice President/ Executive Assistant in 1997. Named Secretary to FFMC in 1999. Named Secretary to Bank Board in 2000.

Patricia N. McClanahan	58	None

Treasurer of FFMC. Executive Vice President and Chief Financial Officer/ Cashier of the Bank. Employed in 1980. Promoted to Bank Internal Auditor in 1981. Promoted to Bank Controller in 1984. Promoted to Bank Controller and Cashier in 1987. Promoted to Bank Vice President and Controller/Cashier in 1989. Promoted to Bank Senior Vice President and Controller/ Cashier in 1990. Elected as Treasurer of FFMC in 1991. Named Chief Financial Officer in 1996. Promoted to Executive Vice President of Bank in 2002.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

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

FIRST FARMERS AND MERCHANTS CORPORATION

BY	_____________/s/ T. Randy Stevens_____________
T. Randy Stevens
President
(Chief Executive Officer)

Date	_______________ March 18, 2003__ ________ __

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

___________/s / John P. Tomlinson____________
John P. Tomlinson,
Chief Operating Officer
(Chief Operating Officer of the Bank)

Date	_______________ March 18, 2003__ ________ __

__ _______/s / Patricia N. McClanahan_________
Patricia N. McClanahan, Treasurer
(Chief Financial Officer)

Date	_______________ March 18, 2003__ ________ __

Signatures -- continued
/s/ Kenneth A. Abercrombie______	/s/ Joseph W. Remke, III_ _______
Kenneth A. Abercrombie, Director	Joseph W. Remke, III, Director

Date March 18, 2003____________	Date March 18, 2003____________

/s/ James L. Bailey, Jr.__ ______ _	/s/ T. Randy Stevens III_ ______ _
James L. Bailey, Jr., Director	T. Randy Stevens, Director

Date March 18, 2003____________	Date March 18, 2003____________

/s/ Hulet M. Chaney__________ _	/s/ John P. Tomlinson, III_ ______ _
Hulet M. Chaney, Director	John P. Tomlinson, III, Director

Date March 18, 2003____________	Date March 18, 2003____________

/s/ H. Terry Cook, Jr.________ __ _	/s/ William R. Walter_ __________
H. Terry Cook, Jr., Director	William R. Walter, Director

Date March 18, 2003_____________	Date March 18, 2003____________

. /s/ Tom Napier Gordon___________	/s/ Dan C. Wheeler _____ _______
Tom Napier Gordon, Director	Dan C. Wheeler, Director

Date March 18, 2003____________	Date March 18, 2003____________

/s/ Edwin W. Halliday_________ _	/s/ David S. Williams____ _ _
Edwin W. Halliday, Director	David S. Williams, Director

Date March 18, 2003____________	Date March 18, 2003____________

/s/ O. Rebecca Hawkins_______ __	/s/ W. Donald Wright_____ _ _
O. Rebecca Hawkins, Director	W. Donald Wright, Director

Date March 18, 2003____________	Date March 18, 2003____________

/s/ Waymon L. Hickman _ ______ _
Waymon L. Hickman, Director

Date March 18, 2003____________

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of First Farmers and Merchants Corporation and Subsidiary for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof , each of the undersigned certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Form 10Q complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in Form 10Q fairly presents, in all material respects, the financial condition and results of operation of First Farmers and Merchants Corporation and Subsidiary.

Date ______March 18, 2003____	/s/ T. Randy Stevens____
T. Randy Stevens,
President
(Chief Executive Officer)

Date _____March 18, 2003____	/s/ Patricia N. McClanahan__
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Certification - Chief Executive Officer

I certify that:
1)	I have reviewed this annual report on Form 10-K for First Farmers and Merchants Corporation;
2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant's other certifying officers and myself are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and myself have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)

The registrant's other certifying officers and myself have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date March 18, 2003____	/s/ T. Randy Stevens____
T. Randy Stevens,
President
(Chief Executive Officer)

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Certification - Chief Financial Officer

I certify that:
1)	I have reviewed this annual report on Form 10-K for First Farmers and Merchants Corporation;
2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant's other certifying officers and myself are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officers and myself have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and
6)

The registrant's other certifying officers and myself have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

.
Date March 18, 2003____	/s/ Patricia N. McClanahan____
Patricia N. McClanahan,
Executive Vice President
(Chief Financial Officer)

ANNUAL REPORT ON FORM 10-K

ITEM 14(a)(1) and (2) ITEM 14(d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2002

FIRST FARMERS AND MERCHANTS CORPORATION

COLUMBIA, TENNESSEE

FORM 10-K -- ITEM 14(a)(1) and (2)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statements of First Farmers and Merchants Corporation and Subsidiary, included in the annual report of the registrant to its security holders for the year ended December 31, 2002, are incorporated by reference in Item 8:

Consolidated balance sheets -- December 31, 2002 and 2001

Consolidated statements of income -- Years ended December 31, 2002, 2001, and 2000

Consolidated statements of changes in equity -- Years ended December 31, 2002, 2001, and 2000

Consolidated statements of cash flows -- Years ended December 31, 2002, 2001, and 2000

Notes to consolidated financial statements -- December 31, 2002

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(13)	Annual Report to Stockholders

EXHIBIT 13

ANNUAL REPORT TO STOCKHOLDERS

FIRST FARMERS AND MERCHANTS CORPORATION

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

First Farmers and Merchants Corporation (the Corporation) was incorporated on March 31, 1982, as a Tennessee corporation. As of December 31, 2002, the only subsidiary of the Corporation was First Farmers and Merchants National Bank (the Bank). The Bank owns one hundred percent of F & M West, a subsidiary that provides advisory service for management of the Bank's investment portfolio. The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. Its principal office is at 816 South Garden Street, Columbia, Maury County, Tennessee. Other offices in Maury County are Mt. Pleasant, Spring Hill, and additional offices in Columbia at High Street, Hatcher Lane, Northside, and Campbell Plaza. Offices in Lawrence County include Lawrenceburg, Crockett in Lawrenceburg, Leoma, and Loretto. Offices in Marshall County include Lewisburg, Ellington, Downtown Lewisburg, Lewisburg West, and Chapel Hill. Offices in Hickman County include Centerville and East Hickman. In Dickson County, there is an office in White Bluff. Two offices, Martin House and West College, in Pulaski, Giles County were acquired in the first quarter of 2002. The Bank provides only automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, in Columbia at the Tennessee Farm Bureau, Columbia State Community College, and Maury Regional Hospital, and in Marshall County at Marshall Plaza and Higgs Road. The financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.

The Bank is committed to providing quality services in diverse markets and a dynamic interest rate environment. Our customers are enjoying the quality service of a community bank and the safety and strength of a regional bank. Commercial banking in the marketing area served by the Bank is highly competitive. Although the Bank has the largest market share in the area in terms of total deposits, the Bank faces substantial competition from nineteen (19) other banks, two (2) savings and loan associations, and several credit unions located in its marketing area.

The accompanying tables plus the discussion and financial information are presented to aid in understanding First Farmers and Merchants Corporation's current financial position and results of operations. The emphasis of this discussion will be on the years 2002, 2001, and 2000; however, financial information for prior years will also be presented when appropriate. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this material.

FINANCIAL CONDITION

First Farmers and Merchants Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions, and the quality of its personnel.

During 2002, First Farmers and Merchants National Bank saw a 3.8% decline in net loans. Without the loans acquired in the acquisition of two locations of the Community Bank, an Alabama banking corporation, in Pulaski, Giles County, Tennessee in the first quarter, net loans declined 8.5%. Deposits grew 9.4%, half of which was related to deposits acquired in Pulaski.

Net income was down 19.7%. During the first quarter of 2002, the Bank changed the classification of specific commercial loans with documentation and structural deficiencies and retail loans with certain historical performance characteristics. Bank management determined that this change was necessary to reflect potential increased loss inherent to such loans. The effect of the change, which has been recognized currently as a change in accounting estimate, was to increase the provision for loan losses and decrease income before provision for income taxes by $4.4 million, $2.6 million, net of tax, or $.90 per share, for the year ended December 31, 2002.

Summary

The Corporation reported net income of $8.5 million for 2002 compared to $10.6 million in 2001 and $8.3 million in 2000. On a per common share basis, net income was $2.92 for 2002 versus $3.63 for 2001 and $2.85 for 2000. The decline in 2002's earnings resulted primarily from the Bank's change in the accounting estimate of the provision for loan losses.

The return on beginning equity for 2002 was 9.49% compared to 13.29% for 2001 and 11.55% for 2000. The return on average assets was .96% for 2002 versus 1.36% for 2001 and 1.30% for 2000.

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

TABLE A - Distribution of Assets, Liabilities, and Stockholders' Equity, Interest Rate and Interest Differential

	YEAR ENDED DECEMBER 31,
		2002				2001				2000

	Average	Rate/			Average	Rate/			Average	Rate/
	Balance	Yield	Interest		Balance	Yield	Interest		Balance	Yield	Interest
ASSETS	(Dollars In Thousands)
Interest earning assets
Loans, net	$513,553	7.28%	$37,411	*	$462,725	8.49%	$39,272	*	$349,727	8.99%	$31,432	*
Bank deposits	273	2.56	7		625	6.56	41		626	6.55	41
Taxable securities	210,974	5.49	11,578		172,929	6.10	10,556		170,972	6.10	10,430
Tax exempt securities	65,173	6.57	4,283	*	69,926	6.34	4,430	*	64,077	6.31	4,042	*
Federal funds sold	18,476	1.58	292		8,238	3.87	319		8,918	6.25	557

TOTAL EARNING ASSETS	808,449	6.63	$53,571		714,443	7.64	$54,618		594,320	7.82	$46,502
Noninterest earning assets
Cash and due from banks	28,946				24,509				21,578
Bank premises and equipment	12,781				9,762				8,262
Other assets	40,349				30,141				16,636

TOTAL ASSETS	$890,525				$778,855				$640,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
Time and savings deposits:
NOW and money market accounts	$255,861	1.69%	$4,332		$195,476	2.13%	$4,154		$183,054	3.18%	$5,815
Savings	102,735	2.11	2,165		64,687	2.76	1,783		58,218	3.12	1,814
Time	222,206	3.46	7,698		231,370	5.5	12,724		182,979	5.79	10,599
Time over $100,000	97,182	3.68	3,572		92,450	5.49	5,077		54,057	6.03	3,258

TOTAL INTEREST BEARING DEPOSITS	677,984	2.62	17,767		583,983	4.06	23,738		478,308	4.49	21,486
Federal funds purchased and securities
sold under agreements to repurchase	2,474	1.01	25		3,401	3.47	118		1,297	6.09	79
Other short-term debt	604	2.32	14		648	4.48	29		624	6.09	38

TOTAL INTEREST BEARING LIABILITIES	681,062	2.61	$17,806		588,032	4.06	$23,885		480,229	4.50	$21,603
Noninterest bearing liabilities
Demand deposits	107,718				96,369				78,077
Other liabilities	6,597				8,215				6,471

TOTAL LIABILITIES	795,377				692,616				564,777
Stockholders' equity	95,148				86,239				76,019
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$890,525				$778,855				$640,796

Spread between combined rates earned and
combined rates paid*		4.02%				3.58%				3.32%

Net yield on interest-earning assets*		4.42%				4.30%				4.19%

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

	2002 Compared to 2001			2001 Compared to 2000
		Yield/	Net Increase		Yield/	Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Revenue earned on
Loans, net	$4,315	$(6,176)	$(1,861)	$10,158	$(2,318)	$7,840
Bank deposits	(23)	(11)	(34)	-	-	-
Investment securities
Taxable securities	2,321	(1,299)	1,022	119	7	126
Tax-free securities	(301)	154	(147)	366	22	388
Federal funds sold	396	(423)	(27)	(42)	(196)	(238)
Total interest earning assets	6,708	(7,755)	(1,047)	10,600	(2,484)	8,116
Interest paid on
NOW and money market accounts	1,286	(1,108)	178	395	(2,056)	(1,661)
Savings deposits	1,050	(668)	382	202	(233)	(31)
Time deposits	(504)	(4,522)	(5,026)	2,803	(678)	2,125
Time deposits over $100,000	260	(1,765)	(1,505)	2,313	(494)	1,819
Federal funds purchased and securities
sold under agreements to repurchase	(32)	(61)	(93)	128	(89)	39
Short term debt	(2)	(13)	(15)	1	(10)	(9)
Total interest-bearing funds	2,058	(8,137)	(6,079)	5,842	(3,560)	2,282
Net interest earnings	$4,650	$382	$5,032	$4,758	$1,076	$5,834

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

				Average Funding Earning Assets
	Average Earning Assets			(In Thousands $)
	(In Thousands $)				Interest-Bearing	Noninterest-Bearing
	Loans	Securities	Other		Deposits	Deposits	Other
2002	513,553	276,147	18,749	2002	677,984	107,718	9,675
2001	462,725	242,855	8,863	2001	583,983	96,369	12,264
2000	349,727	235,049	9,544	2000	478,308	78,077	8,392

Average earning assets increased 13.2% in 2002, 10.8% without an acquisition that occurred in the first quarter, compared to a 20.2% increase in 2001 and a 7.4% increase in 2000. An acquisition in the second quarter of 2001 is the reason for the large increase in 2001. As a financial institution, the Bank's primary earning asset is loans. At December 31, 2002, average net loans represented 64% of average earning assets. Average net loans were up 10.9% in 2002, 32% of which was a result of the 2002 acquisition, compared to a 32.3% increase in 2001, 80% of which was a result of the 2001 acquisition, and a 9.7% increase in 2000.

Average investments, including federal funds sold, 32% of average earning assets at December 31, 2002, increased 17.2% from year end 2001 compared to a 2.9% increase at the end of 2001 from year end 2000, and a 4.3% increase at the end of 2000 from year end 1999. In the first quarter of 2002, the Bank acquired two offices in Pulaski, Tennessee from an Alabama bank. Net loans of approximately $24 million and certain other assets were acquired. The Bank completed an acquisition of Peoples and Union Bank of Lewisburg, Tennessee, in the second quarter of 2001 acquiring $111 million in net loans, $19 million in investment securities, and certain other assets. Average total assets increased during the last three years as evidenced by 14.34% growth during 2002, 21.5% growth during 2001, and 6.7% growth from 1999 to 2000. A portion of the growth in 2002 and 2001 was due to acquisitions in each year.

The bank's average deposits grew during the last three years reflecting a 15.5% growth during 2002, 3.8% from the Pulaski acquisition. Deposit liabilities of $35 million were assumed in the transaction. Deposits grew 22.3% during 2001, 79% of this growth is related to the Lewisburg acquisition. Deposit liabilities of $148 million were assumed in the transaction. Deposits experienced a 6.1% growth from 1999 to 2000. Interest rates continued to decline in 2002. Some customers moved money to interest-bearing transaction accounts until rates settled down. Interest-bearing transaction accounts increased 30.9% during 2002 compared to a 6.8% increase in 2001 and a 1.2% increase during 2000. Time deposits under $100,000 declined 3.9% during 2002. Time deposits over $100,000 increased 5.1% in 2002. Average savings deposits increased over 58.8% during 2002. Savings deposits have been strong historically providing a core, low cost, source of funding. However, the acquisitions contributed to this increase. The Bank's noninterest-bearing deposits have remained consistently strong and were 14.0% of average total deposits in 2002, 2001, and 2000. This strong core of noninterest-bearing funds contributed to the maintenance of the low cost of funds for the periods.

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

Liquidity

At December 31, 2002, the Bank had approximately $93.9 million of cash and due from banks, securities and other short-term investments maturing within one year compared to $70.9 million as of a year earlier. In the normal course of business, the Bank has established lines of credit for short-term borrowings for the management of daily liquidity needs. At December 31, 2002, the unused lines of credit were $45 million.

Interest Rate Risk

The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a defined time period. The committee measures near-term (next twelve months) risk to net interest income due to changes in interest rates. The model incorporates the Bank's assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment to simulate the effect of possible changes in interest rates on net interest income. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. At December 31, 2002, if interest rates were to fall 300 basis points (3.0%) over the next twelve months, net interest income would be $778 thousand less than currently projected without interest rate movements. This would be a decline in net interest income of 2.2% which is within policy guidelines established by the Board of Directors.

Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis. Table C, Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities, shows the Bank's rate sensitive position at December 31, 2002, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods). TABLE A - Distribution of Assets, Liabilities, and Stockholders' Equity, Interest Rates and Interest Differential provides details of the largest component of interest-bearing liabilities.

The net interest margin, on a tax equivalent basis, at December 31, 2002, 2001, and 2000 was 4.42%, 4.30%, and 4.19% respectively.

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

The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank's Board of Directors and management which include loan review procedures and approvals. Applications for loans are taken by designated employees at eighteen of the Bank's offices. Depending primarily on the

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
(Dollars in Thousands)
	3 Months		3-6	6-12	Over 1
As of December 31, 2002	or Less		Months	Months	Year	Total
Earning assets
Bank time deposits	$-	$		$250	$39	$289
Fed Funds sold	14,251		-	-	-	14,251
Taxable investment securities	9,061		7,497	21,889	201,645	240,092
Tax-exempt investment securities	450		2,242	1,082	56,053	59,827
Loans and leases, net of deferred fees	123,021		49,614	65,987	261,894	500,516
Total earning assets	146,783		59,353	89,208	519,631	814,975
Interest-bearing liabilities
NOW and money market accounts	37,033		-	-	226,382	263,415
Savings	-		-	-	109,344	109,344
Time	45,394		43,268	68,681	51,724	209,067
Time over $100,000	24,309		21,406	17,992	28,076	91,783
Other short-term debt	2,586		-	-	79	2,665
Total interest bearing liabilities	109,322		64,674	86,673	415,605	676,274
Period gap	37,461		(5,321)	2,535	104,026	$138,701

Cummulative gap	$37,461		$32,140	$34,675	$138,701

Available-for-sale and held-to-maturity securities were combined in the taxable securities category for purposes of this table.

LOANS AND LOAN QUALITY (Continued)

amount of the loan, there are various approval levels including an Executive Committee of the Board of Directors that meets weekly.

The Bank has a Credit Administrator who is responsible for assisting loan officers in structuring new loans, reviewing problem loans, monitoring their status from period to period, and assisting in their resolution. This review process also includes semiannual reviews by an outside party to assess the quality of the loan portfolio independently. Management has concluded that this independent review has served to strengthen underwriting practices. The Credit Administrator's analysis and review also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. A review of all relationships aggregating $250 thousand and greater was completed in 2002. After this review, loans totaling $7.6 million, or 1.5 % of the portfolio, were classified as other assets especially mentioned. This compares to loans totaling $12.5 million so classified at December 31, 2001. Loans totaling $35.1 million, 7.0 % of the portfolio, were classified as substandard. This compares to loans totaling $17.8 million so classified at December 31, 2001. Loans totaling $.668 million, or .1 % of the portfolio, were classified as doubtful. This compares to $.5 million so classified at December 31, 2001. Management asserts that the allowance for loan losses is adequate at December 31, 2002.

On September 3, 2002, the Bank voluntarily entered into a written agreement with the Office of the Comptroller of the Currency. The agreement relates to asset quality and management and board oversight of the lending function. Management believes that the financial ramifications related to the agreement have been fully recorded.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LOANS AND LOAN QUALITY (Continued)

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

Loans having recorded investments of $11.5 million at December 31, 2002, have been identified as impaired in accordance with the provisions of SFAS 114. They represent 2.3% of gross loans. Commercial loans comprised $1.5 million of the total, with loans secured by real estate accounting for $9.4 million, and installment loans $.5 million. Interest received on these loans during 2002 was $982,000, during 2001 was $345,000, and during 2000 was $584,000. The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $489,000, $348,000, and $801,000 for the years ended December 31, 2002, 2001, and 2000 respectively. Please refer to Note 1 and Note 3 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

TABLE D - RISK ELEMENTS IN THE LOAN PORTFOLIO
	December 31
(Dollars In Thousands)	2002	2001	2000	1999	1998

Average amount of gross loans outstanding	$524,248	$468,861	$354,811	$323,374	$324,838
Balance of allowance for possible loan
losses at beginning of year	$6,707	$5,322	$4,818	$3,852	$2,943
Balance from acquisition	536	1,097	-	218	-
Loans charged off
Loans secured by real estate	1,549	21	190	317	619
Commercial and industrial loans	580	377	50	236	1,041
Loans to individuals	1,517	652	475	578	914
TOTAL LOANS CHARGED OFF	3,646	1,050	715	1,131	2,574
Recoveries of loans previously charged off
Loans secured by real estate	3	12	221	41	1
Commercial and industrial loans	54	17	4	17	61
Loans to individuals	271	109	94	121	121
TOTAL RECOVERIES	328	138	319	179	183
NET LOANS CHARGED OFF	3,318	912	396	952	2,391
Provision charged to operating expenses	7,450	1,200	900	1,300	3,300
BALANCE AT END OF YEAR	$11,375	$6,707	$5,322	$4,418	$3,852
Ratio of net charge-offs during the period
to average gross loans outstanding	0.63%	0.19%	0.11%	0.29%	0.74%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES, CAPITAL, AND DIVIDENDS

Historically, internal growth has financed the capital needs of the Bank. At December 31, 2002, the Corporation had a ratio of tier 1 capital to average assets of 8.79%. This compares to a ratio of tier 1 capital to average assets of 9.08% at December 31, 2001, and 12.09% at December 31, 2000. The recent ratios are lower because identifiable intangibles related to the acquisitions reduced capital as average total assets increased.

Cash dividends declared in 2002 were 37% of net income. The Corporation plans to resume an average payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

As of December 31, 2002, the Corporation's ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets were 14.4% and 15.7% respectively. At December 31, 2001, the comparable ratios were 14.2% and 15.4%, respectively. Please refer to Note 10 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information on the capital strength of the Corporation and the Bank.

A bar graph on this page, in the materials sent to our stockholders, illustrates the average equity of the Corporation for the last eight years. The following table is the data illustrated by this graph in thousands of dollars.

Average Equity
(In Thousands $)
1993	1994	1995	1996	1997	1997	1998	1999	2000	2001	2002
37,454	41,820	46,755	52,067	57,806	63,032	63,032	70,161	76,019	86,239	95,148

RESULTS OF OPERATIONS

Interest Income

Total interest income decreased 2.2% in 2002. Interest and fees earned on loans was over 71% of gross interest income in 2002 and decreased 4.9%. Interest earned on securities and other investments increased 5.4% in 2002 making up the balance of gross interest income. Total interest income increased 17.5% in 2001 and 10.3% in 2000.

Interest Expense

Total interest expense decreased 25.5% in 2002, compared to a 10.6% increase in 2001, and a 20.4% increase in 2000. A falling interest rate environment contributed to the decline in interest expense in 2002 and 2001 and a rising interest rate environment coupled with increasing competition are behind the increase in interest expense in 2000. The cost of interest-bearing deposits is monitored monthly by the Asset/Liability Committee. The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.42% at the end of 2002, 4.30% at the end of 2001, and 4.19% at the end of 2000.

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Two pie graphs are included at this point in the material mailed to our stockholders. The first graph represents in thousands of dollars, the categories of noninterest income in 2002 and the percentage each category is of the total. The second graph illustrates in thousands of dollars, the categories of noninterest expense and the percentage each category is of the total in 2002. The following tables illustrate the data in these graphs.
2002 Noninterest Income
(In Thousands $)
Trust	1,781	18%
Other service fees	435	4%
Deposit fees	7,175	71%
Other	736	7%
2002 Noninterest Expense
(In Thousands $)
Personnel	13,045	50%
Occupancy	2,187	8%
Other	9,515	36%
Equipment	1,461	6%

Noninterest Income and Expense

Noninterest income increased .9% during 2002 due mostly to income from service fees on deposit relationships strengthened by new products and acquisitions. Noninterest income increased 26.4% in 2001 and 10.3% in 2000.

Noninterest expenses, excluding the provision for possible loan losses, increased 12.8% in 2002. Increases in net occupancy expense and furniture and equipment expense related to the acquisition contribute to this increase. Noninterest expenses increased 21.8% in 2001 and 5.9% increase in 2000.

Net Income

Net income was 19.7% lower in 2002 than in 2001. During the first quarter of 2002, the Bank changed the classification of specific commercial loans with documentation and structural deficiencies and retail loans with certain historical performance characteristics. Bank management determined that this change was necessary to reflect potential increased loss inherent to such loans. The effect of the change, which has been recognized currently as a change in accounting estimate, was to increase the provision for loan losses and decrease income before provision for income taxes by $4.4 million, $2.6 million, net of tax, or $.90 per share, for the year ended December 31, 2002. Net income was 27.5% higher in 2001 than in 2000. The acquisition that year contributed to the increase in net income. Net income for 2000 was 10.5% higher than 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL

STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions for the disposal of a business segment of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. " The Bank adopted the provisions of SFAS No. 144 on January 1, 2002. Adoption of this new standard did not have a material effect on the financial position or results of operations of the Corporation and the Bank.

On July 30, 2002 the FASB issued Statement of Financial Accounting Standards Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities " (SFAS No. 146). The standard replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management believes adoption of this new standard will have no effect on the financial position or results of operations of the Corporation or the Bank.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL

STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statement No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The initial recognition and measurement provisions of the Interpretation are not expected to have a material effect on the Bank's financial statements.

CRITICAL ACCOUNTING POLICIES

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALLL) and the recognition of our deferred income tax assets, have been critical to the determination of our financial position, results of operations, and cash flows.

Allowance for Loan Losses

Our management assesses the adequacy of the ALLL prior to the end of each month with a more formal review that is prepared quarterly to assess the risk in the loan portfolio. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience. Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements. These loans are generally in two different risk groups. One group is unique loans (commercial loans, including those loans considered impaired). The second group is homogenous loans (generally retail loans). The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators, and the independent loan review process. The amount allocated for impaired loans is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value. The allocated amount relating to our retail portfolio is currently a function of regulatory review. Historical data, including actual loss experience on such loans, is being accumulated by the category of consumer credit and performance characteristics.

Criteria considered in evaluating the adequacy of the ALLL are:

  Changes in credit policy, credit administration, portfolio management and procedures;
  Present and prospective economic and business conditions, locally and nationally;
  Changes in the nature and volume of the portfolio;
  Changes in personnel, management, and staff;
  Portfolio quality trends; and
  Management review systems and board oversight, including external loan review processes.

In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated. This process includes the judgment of management, input from independent loan reviews, and reviews that may have been conducted by bank regulators as part of their usual examination process.

Deferred Income Tax Assets

Deferred tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation. The Corporation and the Bank have paid taxes for many years. Management believes that it is more likely than not that we will realize these assets in future years.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Consolidated Statements of Income
Dollars in Thousands Except Per Share Data
	2002	2001	2000	1999	1998
Interest Income
Interest and fees on loans	$37,116	$39,031	$31,358	$28,017	$29,155
Income on investment securities
Taxable interest	11,390	10,218	10,097	9,443	7,326
Exempt from federal income tax	3,214	3,420	3,108	2,877	2,583
Dividends	166	307	278	257	300
	14,770	13,945	13,483	12,577	10,209
Other interest income	299	359	598	620	689
Total Interest Income	52,185	53,335	45,439	41,214	40,053
Interest Expense
Interest on deposits	17,767	23,738	21,486	17,918	17,414
Interest on other short term borrowings	39	147	117	32	30
Total Interest Expense	17,806	23,885	21,603	17,950	17,444
Net Interest Income	34,379	29,450	23,836	23,264	22,609
Provision For Possible Loan Losses	7,450	1,200	900	1,700	3,300
Net Interest Income After
Provision for Loan Losses	26,929	28,250	22,936	21,564	19,309
Noninterest Income
Trust department income	1,781	1,862	1,813	1,670	1,516
Service fees on deposit accounts	7,175	6,822	5,136	4,115	3,669
Other service fees, commissions, and fees	435	537	422	727	1,043
Other operating income	611	758	566	555	985
Securities gains	124	54	-	130	351
Total Noninterest Income	10,126	10,033	7,937	7,197	7,564
Noninterest Expense
Salaries and employee benefits	13,045	11,567	9,711	8,645	7,776
Net occupancy expense	2,187	1,765	1,485	1,524	1,356
Furniture and equipment expense	1,461	928	1,192	1,251	1,472
Other operating expenses	9,515	8,980	6,780	6,675	5,816
Total Noninterest Expense	26,208	23,240	19,168	18,095	16,420
Income Before Provision
For income Taxes	10,847	15,043	11,705	10,666	10,453
Provision For Income Taxes	2,329	4,430	3,379	3,133	3,112
Net Income	$8,518	$10,613	$8,326	$7,533	$7,341
Earnings Per Common Share	$2.92	$3.63	$2.85	$2.59	$2.62
Weighted average shares outstanding	2,920,000	2,920,000	2,920,000	2,908,493	2,800,000
(Note 1 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

KraftCPAs

Kraft Bros., Esstman, Patton & Harrell, PLLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee

We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (the "Corporation") and its wholly-owned subsidiary, First Farmers and Merchants National Bank (the "Bank"), as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kraft Bros., Esstman, Patton & Harrell, PLLC

Nashville, Tennessee
February 14, 2003

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

Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, the Corporation maintained an effective internal control system over financial reporting presented in conformity with accounting principles generally accepted in the United States of America.

Compliance With Laws and Regulations

Management acknowledges responsibility for financial reporting and compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, First Farmers and Merchants National Bank, complied, in all material respects, with such laws and regulations during the year ended December 31, 2002.

/s/ T. Randy Stevens	/s/ Patricia N. McClanahan
T. Randy Stevens	Patricia N. McClanahan
President and	Executive Vice President
Chief Executive Officer	Chief Financial Officer

February 14, 2003

KraftCPAs

Kraft Bros., Esstman, Patton, & Harrell, PLLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee

We have examined management's assertion, included in the accompanying Report of Management---Internal Control System Over Financial Reporting, that as of December 31, 2002, First Farmers and Merchants Corporation maintained an effective internal control system over financial reporting presented in conformity with accounting principles generally accepted in the United States of America.

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
February 14, 2003

1200 Parkway Towers - 404 James Robertson Pkwy. - Nashville, TN 37219 - Phone 615-242-7351 - Fax 615-256-1952
www.kraftcpas.com
610 North Garden St. Suite 200, Columbia, Tennessee 38401 - Phone 931-388-3711
105 Bay Court, Lebanon, Tennessee 37087-Phone 615-449-2334
An independently owned member of the McGladrey Network

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	(Dollars In Thousands, Except Per Share Data)	2002	2001
ASSETS	Cash and due from banks	$37,161	$30,648
	Interest-bearing deposits in banks	289	16
	Federal funds sold	14,251	-
	Total cash and cash equivalents	51,701	30,664
	Securities
	Available-for-sale (amortized cost $197,402
	and $113,550 respectively)	207,666	117,218
	Held-to-maturity (fair value $108,087
	and $126,244 respectively)	102,517	123,234
	Total securities - Note 2	310,183	240,452
	Loans, net of deferred fees - Note 3	500,516	515,178
	Allowance for possible loan losses - Note 4	(11,375)	(6,707)
	Net loans	489,141	508,471
	Bank premises and equipment, at cost
	less allowance for depreciation - Note 5	13,051	10,978
	Other assets	34,820	30,926
	TOTAL ASSETS	$898,896	$821,491
LIABILITIES	Deposits
	Noninterest-bearing	$115,578	$111,432
	Interest-bearing (including certificates of deposit
	over $100,000: 2002 - $91,783; 2001 - $98,272)	673,609	610,084
	Total deposits	789,187	721,516
	Federal funds purchased and securities sold
	under agreements to repurchase	1,986	1,802
	Dividends payable	1,577	1,518
	Other short term liabilities	679	708
	Accounts payable and accrued liabilities	5,785	6,159
	TOTAL LIABILITIES	799,214	731,703
STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; 2,920,000 shares issued and
	outstanding - Note 1	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings - Note 6	59,389	53,995
	Accumulated other comprehensive income	6,773	2,273
	TOTAL STOCKHOLDERS' EQUITY	99,682	89,788
	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$898,896	$821,491
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	(Dollars In Thousands Except Per Share Data)

	Years Ended December 31,	2002	2001	2000

INTEREST & DIVIDEND INCOME	Interest and fees on loans	$37,116	$39,031	$31,358
	Income on investment securities
	Taxable interest	11,390	10,218	10,097
	Exempt from federal income tax	3,214	3,420	3,108
	Dividends	166	307	278
		14,770	13,945	13,483
	Other interest income	299	359	598
	TOTAL INTEREST & DIVIDEND INCOME	52,185	53,335	45,439
INTEREST EXPENSE	Interest on deposits	17,767	23,738	21,486
	Interest on other short term borrowings	39	147	117
	TOTAL INTEREST EXPENSE	17,806	23,885	21,603

	NET INTEREST INCOME	34,379	29,450	23,836
	PROVISION FOR POSSIBLE
	LOAN LOSSES - Note 4	7,450	1,200	900
	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	26,929	28,250	22,936
NONINTEREST INCOME	Trust department income	1,781	1,862	1,813
	Service fees on deposit accounts	7,175	6,822	5,136
	Other fees and commissions	435	537	422
	Other operating income	611	758	566
	Securities gains	124	54	-
	TOTAL NONINTEREST INCOME	10,126	10,033	7,937
NONINTEREST EXPENSES	Salaries and employee benefits	13,045	11,567	9,711
	Net occupancy expense	2,187	1,765	1,485
	Furniture and equipment expense	1,461	928	1,192
	Other operating expenses	9,515	8,980	6,780
	TOTAL NONINTEREST EXPENSES	26,208	23,240	19,168
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	10,847	15,043	11,705
	PROVISION FOR INCOME TAXES - Note 8	2,329	4,430	3,379
	NET INCOME	$8,518	$10,613	$8,326
EARNINGS PER SHARE	Common Stock - Note 1
	(Weighted average shares outstanding:
	2,920,000)	$2.92	$3.63	$2.85
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				Accumulated
(Dollars In Thousands Except Per Share Data)		Additional		Other
	Common	Paid-in	Retained	Comprehensive
Years Ended December 31, 2002, 2001, and 2000	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2000	$29,200	$4,320	$40,049	$(1,493)	$72,076
Comprehensive income
Net income			8,326		8,326
Change in net unrealized gain (loss) on securities
available-for-sale, net of reclassification
adjustment and tax effects				1,626	1,626
Total comprehensive income					9,952
Cash dividends declared, $.76 per share			(2,219)		(2,219)
BALANCE AT DECEMBER 31, 2000	29,200	4,320	46,156	133	79,809
Comprehensive income
Net income			10,613		10,613
Change in net unrealized gain (loss) on securities
available-for-sale, net of reclassification
adjustment and tax effects				2,140	2,140
Total comprehensive income					12,753
Cash dividends declared, $.95 per share			(2,774)		(2,774)
BALANCE AT DECEMBER 31, 2001	29,200	4,320	53,995	2,273	89,788
Comprehensive income
Net income			8,518		8,518
Change in net unrealized gain (loss) on securities
available-for-sale, net of reclassification
adjustment and tax effects				4,500	4,500
Total comprehensive income					13,018
Cash dividends declared, $1.07 per share			(3,124)		(3,124)
BALANCE AT DECEMBER 31, 2002	$29,200	$4,320	$59,389	$6,773	$99,682
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars In Thousands)
	Years Ended December 31,	2002	2001	2000
OPERATING	Net income	$8,518	$10,613	$8,326
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	4,132	288	504
	Provision for depreciation and amortization of
	premises and equipment	1,313	876	1,124
	Provision for depreciation of leased equipment	-	150	300
	Amortization of intangibles	1,021	1,066	271
	Amortization of investment security premiums,
	net of accretion of discounts	1,112	500	635
	Increase in cash surrender value of life insurance contracts	(460)	(271)	(257)
	Deferred income taxes	(1,312)	(83)	(312)
	(Increase) decrease, net of effects from acquisitions, in
	Interest receivable	39	483	(440)
	Other assets	792	(1,339)	543
	Increase (decrease), net of effects from acquisitions, in
	Interest payable	(1,563)	(1,446)	1,094
	Other liabilities	999	391	(115)
	Total Adjustments	6,073	615	3,347
	Net cash provided by operating activities	14,591	11,228	11,673
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	35,232	27,995	27,408
	Proceeds from maturities and calls of held-to-maturity securities	20,674	17,825	8,167
	Purchases of investment securities
	Available-for-sale	(120,028)	(26,594)	(9,995)
	Held-to-maturity	-	(11,802)	(13,378)
	Net (increase) decrease in loans, net of effects from acquisitions	38,454	(25,621)	(41,093)
	Purchases of premises and equipment, net of effects from acquisitions	(1,531)	(2,119)	(895)
	Purchase of single premium life insurance contracts	(3,970)	(425)	(600)
	Net increase in cash from acquisitions	8,017	3,457	-
	Net cash used by investing activities	(23,152)	(17,284)	(30,386)
FINANCING	Net increase in noninterest-bearing and interest-bearing deposits,	32,509	16,854	15,995
ACTIVITIES	Net increase (decrease) in short term borrowings	155	(5,777)	7,182
	Cash dividends	(3,066)	(2,394)	(2,131)
	Net cash provided by financing activities	29,598	8,683	21,046
	Increase in cash and cash equivalents	21,037	2,627	2,333
	Cash and cash equivalents at beginning of period	30,664	28,037	25,704
	Cash and cash equivalents at end of period	$51,701	$30,664	$28,037
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$19,183	$24,200	$20,509
	Income taxes	4,433	4,589	3,827

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

First Farmers and Merchants Corporation, the Corporation, owns one hundred percent of First Farmers and Merchants National Bank, the Bank. The Bank conducts a full-service commercial banking business through twenty-one offices in its community service area which is comprised of Maury, Lawrence, Marshall, Hickman, Dickson, Giles, and adjacent counties in southern middle Tennessee. The Bank owns one hundred percent of F & M West, a subsidiary that provides advisory service for management of the Bank's investment portfolio.

Accounting Policies

The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry. The significant policies are summarized as follows.

Principles of Consolidation

The accompanying consolidated financial statements present the accounts of the Corporation, its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiary, F & M West. Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Those estimates and assumptions also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets, and trading activities.

Cash and Due From Banks

Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. At December 31, 2002, approximately $6 million was required to be maintained at the Federal Reserve Bank. Interest-bearing deposits in banks mature within one year and are carried at cost. From time to time throughout the year, the Bank's balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.

Cash Equivalents

Cash equivalents include cash on hand, cash due from banks, and federal funds sold. Federal funds are sold for one-day periods. Interest-bearing deposits in banks included in cash equivalents mature within ninety days.

Securities

Trading account securities that are bought and held principally for the purpose of selling them in the near term are carried at market value. Gains and losses, both realized and unrealized, are included in other operating income. There were no securities so classified in 2002 or 2001.

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as available-for-sale and reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.

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

Allowance for Possible Loan Losses

The allowance for possible loan losses is established through provisions for loan losses charged against income. Loan losses are charged against the allowance when management determines that the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance account in the period received.

At March 31, 2002, pursuant to discussions with federal bank examiners and changes in the economic outlook, both generally and in the Bank's geographical region, the Bank changed the classification of specific commercial loans with documentation and structural deficiencies and retail loans with certain historical performance characteristics. Bank management determined that this change was necessary to reflect potential increased loss inherent to such loans. The change has been recognized currently as a change in accounting estimate.

The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, loan administration, and a Board of Directors oversight committee. The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors are considered in this evaluation. This process is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.. The Bank evaluates smaller balance homogeneous loans collectively for impairment. Loans secured by one to four family residential properties, consumer installment loans, and line of credit loans are considered smaller-balance homogeneous loans.

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

Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred. The Bank's recorded value for other real estate was approximately $862,000 at December 31, 2002, and $873,000 at December 31, 2001.

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

Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $28.1 million and $27.9 million at December 31, 2002 and 2001, respectively. The present value of servicing income is expected to approximate an adequate compensation cost for servicing these loans. Therefore, no servicing asset has been recorded.

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

Trust Department Income

Trust department income is recognized on the accrual basis in the applicable period earned.

	Years Ended December 31,
	2002	2001	2000
Unrealized holding gains (losses)
on available-for-sale securities	$6,729	$3,506	$2,623
Reclassification adjustment for losses
(gains) realized in income	(124)	(54)	-
Tax effect - (expense) benefit	(2,105)	(1,312)	(997)
Other comprehensive income	$4,500	$2,140	$1,626

Table I - Components of Other Comprehensive Income

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. For the years ended December 31, 2002, 2001, and 2000, there were no potentially dilutive common shares issuable.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. A schedule of other comprehensive income is shown in Table I above.

Intangible Assets

Effective January 1, 2002, the Bank adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. As a result of adopting SFAS 142, goodwill is no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment and the new standard provides six months to complete the impairment review. During fiscal 2002 the Bank completed its impairment review, which indicated that there was no impairment.

Another provision of SFAS 142 is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill no longer being amortized. Table II shows this adjusted net income with related per share amounts. Deposit base intangibles that will continue to be amortized over 42 to 180 months on the straight-line method. Total amortization expense charged to operations amounted to: 2002 - $1,021,000; 2001 - $1,095,000; and 2000 - $271,000. Note 11 discusses current acquisitions.

Segment Reporting

Segments are strategic business units that offer different products and services and are managed separately. At December 31, 2002, the Corporation and the Bank did not have any identified segments.

Year Ended December 31
	2002	2001	2000
Reported net income	$8,518	$10,613	$8,326
Add goodwill amortization	-	520	148
Tax effect - (expense) benefit	-	(198)	(56)
Adjusted net income	$8,518	$10,935	$8,418

Basic earnings per share	$2.92	$3.63	$2.85
Add goodwill amortization	-	0.18	0.05
Tax effect - (expense) benefit	-	(0.07)	(0.02)
Adjusted earnings per share	$2.92	$3.74	$2.88

Table II - Net Income Exclusive of Amortization of Goodwill

Dollars in Thousands Except Per Share Data

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

Securities with an amortized cost of $124,670,000 and $103,149,000 at December 31, 2002 and 2001, respectively (fair value: 2002 - $132,759,000; 2001 - $107,487,000), were pledged to secure deposits and for other purposes as required or permitted by law. The fair value is established by an independent pricing service as of the approximate dates indicated. The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) had the portfolio been liquidated on that date. Security gains (or losses) are realized only in the event of dispositions prior to maturity. The fair values of all securities at December 31, 2002, either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.

	Amortized	Gross Unrealized		Fair
	Cost	Gain	Loss	Value
December 31, 2002
Available-for-sale securities
U.S. Treasury	$2,089	$117	$-	$2,206
U.S. Government agencies	159,258	9,418	-	168,676
Mortgage backed securities	31,245	646	-	31,891
Other securities	4,810	86	3	4,893
	$197,402	$10,267	$3	$207,666
Held-to-maturity securities
U.S. Government agencies	$30,121	$1,573	$-	$31,694
States and political subdivisions	59,827	2,809	-	62,636
Other securities	12,569	1,188	-	13,757
	$102,517	$5,570	$-	$108,087
December 31, 2001
Available-for-sale securities
U.S. Treasury	$6,128	$114	$11	$6,231
U.S. Government agencies	90,710	3,185	15	93,880
Mortgage backed securities	13,407	321	-	13,728
Other securities	3,305	77	3	3,379
	$113,550	$3,697	$29	$117,218
Held-to-maturity securities
U.S. Treasury	$3,016	$54	$-	$3,070
U.S. Government agencies	36,975	1,791	-	38,766
States and political subdivisions	70,192	1,083	472	70,803
Other securities	13,051	574	20	13,605
	$123,234	$3,502	$492	$126,244

Table III - Amortized Cost and Fair Value of Securities

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (Continued)

At December 31, 2002, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of stockholders' equity.

Table IV shows the amortized cost, fair value, and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 2002, by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Proceeds from the maturity, call, or sale of available-for-sale securities were $35,232,000, $27,995,000, and $27,408,000 during 2002, 2001, and 2000, respectively. Proceeds from the maturity or call of held-to-maturity securities were $20,674,000, $17,825,000, and $8,167,000 during 2002, 2001, and 2000, respectively. Gross gains of $124,000 and $54,000 were realized on dispositions in 2002 and 2001, respectively. There were no gains or losses realized on the dispositions in 2000.

	Cost	Value	(Unaudited)
Available-for-sale securities
U.S. Treasury
After one but within five years	$2,089	$2,206	4.1%
U.S. Government agencies
Within one year	14,006	14,333	5.6%
After one but within five years	137,482	145,750	4.6%
After five but within ten years	7,770	8,593	5.6%
Mortgage backed securities
Within one year	9,938	10,123	5.2%
After one but within five years	21,027	21,481	4.2%
After five but within ten years	280	287	5.5%
Other securities
Within one year	1,000	1,000	1.5%
After one but within five years	506	515	3.6%
After five but within ten years	329	393	11.0%
After ten years	2,975	2,985	6.9%
	$197,402	$207,666

Held-to-maturity securities
U.S. Government agencies
Within one year	$12,010	$12,189	6.2%
After one but within five years	18,111	19,505	6.4%
States and political subdivisions
Within one year	3,774	3,814	6.6%
After one but within five years	10,489	10,969	7.0%
After five but within ten years	23,482	24,675	7.2%
After ten years	22,082	23,178	7.5%
Other securities
Within one year	1,493	1,520	6.7%
After one but within five years	7,215	7,828	6.6%
After five but within ten years	3,861	4,409	7.3%
	$102,517	$108,087

Table IV - Contractual Maturity of Securities and Weighted Tax Equivalent Yields

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS

	2002	2001

Commercial, financial and agricultural	$75,904	$74,491
Tax exempt municipal loans	9,387	9,687
Real estate
Construction	15,382	11,734
Commercial mortgages	127,382	129,600
Residential mortgages	201,568	214,101
Other	22,258	18,188
Consumer loans	44,955	53,144
Lease financing receivables	3,958	4,514
	500,794	515,459
Less:
Net unamortized loan origination fees	(278)	(281)
Allowance for possible loan losses	(11,375)	(6,707)
	$489,141	$508,471

Table V - Loans Outstanding by Category at December 31, 2002 and 2001

Dollars in Thousands

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial, financial and agricultural	$52,578	$19,486	$3,840	$75,904
Tax exempt municipal loans	511	4,912	3,964	9,387
Real estate
Construction	12,709	2,463	210	15,382
Commercial mortgages	54,266	50,774	22,342	127,382
Residential mortgages	80,817	81,347	39,404	201,568
Other	7,010	9,098	6,150	22,258
Consumer loans	30,522	14,230	203	44,955
Lease financing receivables	209	2,188	1,561	3,958
Total	$238,622	$184,498	$77,674	$500,794

Table VI - Loan Maturities and Repricings at December 31, 2002

(Unaudited)

Dollars in Thousands

Loans having recorded investments of $11,534,000 at December 31, 2002, have been identified as impaired and are not accruing interest. The total allowance for possible loan losses related to these loans was $1,964,000. Interest received on these loans during 2002 was $982,000, during 2001 was $345,000, and during 2000 was $584,000. Impaired loans had recorded investments of approximately $5,619,000 at December 31, 2001, with $650,000 of the allowance for possible loan losses related to these loans.

Certain parties (principally directors and senior officers of the Corporation or the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business. An analysis of activity with respect to such loans for the years ended December 31, 2002 and 2001, is shown in Table VII that follows.

These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank has a relationship other than the association of one of its directors in the capacity of officer or director. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectiblity or present other unfavorable features. No related party loans were charged off in 2002 or 2001.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS (Continued)

	Balance at			Balance at
	Beginning		Amount	End
	of Year	Additions	Collected	of Year
2002
Aggregate of certain party loans	$4,183	$1,855	$3,075	$2,963

2001
Aggregate of certain party loans	$3,047	$6,469	$5,333	$4,183

Table VII - Analysis of Activity in Certain Party Loans

Dollars in Thousands

NOTE 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

	2002	2001	2000

Balance at beginning of year	$6,707	$5,322	$4,818
Increase due to acquisition	536	1,097	-
Provision charged to operating expenses	7,450	1,200	900
Loan losses:
Loans charged off	(3,646)	(1,050)	(715)
Recoveries on loans previously
charged off	328	138	319
Balance at end of year	$11,375	$6,707	$5,322

Table VIII - Changes in the Allowance for Possible Loan Losses

Dollars in Thousands

At March 31, 2002, pursuant to discussions with federal bank examiners and changes in the economic outlook, both generally and in the Bank's geographical region, the Bank changed the classification of specific commercial loans with documentation and structural deficiencies and retail loans with certain historical performance characteristics. Bank management determined that this change was necessary to reflect potential increased loss inherent to such loans. The effect of the change, which has been recognized currently as a change in accounting estimate, was to increase the provision for loan losses and decrease income before provision for income taxes by $4.4 million, $2.6 million, net of tax, or $.90 per share, for the year ended December 31, 2002.

On September 3, 2002, the Bank voluntarily entered into a written agreement with the Office of the Comptroller of the Currency. The agreement relates to asset quality and management and board oversight of the lending function. Management believes that the financial ramifications related to the agreement have been fully recorded. However, the allowance may be increased or decreased based on loan growth, changes in credit quality, and changes in general economic conditions. In the opinion of management, based on conditions reasonably known, the allowance was adequate at December 31, 2002.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

	2002	2001

Land	$2,010	$1,714
Premises	13,533	12,108
Furniture and equipment	7,177	6,023
Leasehold improvements	1,422	1,236
	24,142	21,081
Less allowance for depreciation and amortization	(11,091)	(10,103)
	$13,051	$10,978

Table IX - Premises and Equipment at December 31, 2002 and 2001

Dollars in Thousands

Annual provisions for depreciation and amortization of bank premises and equipment total $1,313,000 for 2002, $876,000 for 2001, and $1,124,000 for 2000. Included in premises and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $3,234,000 at December 31, 2002.

NOTE 6 - LIMITATION ON SUBSIDIARY DIVIDENDS

The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of December 31, 2002, additional dividends of approximately $19.3 million could have been declared by the Bank to the Corporation without regulatory agency approval.

NOTE 7 - LEASES

Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2008. In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms. In addition, various items of office equipment are leased under cancelable operating leases. Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $42,000, $33,000, and $32,000 for equipment leases, and $129,000, $140,000, and $143,000 for building leases, in 2002, 2001, and 2000, respectively. Future minimum lease commitments as of December 31, 2002, under all noncancelable operating leases with initial terms of one year or more are shown in

Table IX.

Lease
Year	Payments

2003	$104
2004	110
2005	110
2006	110
2007	56
Thereafter	27

Total	$517

Table X - Future Minimum Lease Commitments

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FEDERAL AND STATE INCOME TAXES

	2002	2001	2000
Current:
Federal	$3,623	$3,625	$2,954
State	18	889	737
Total current	3,641	4,514	3,691
Deferred:
Federal	(1,109)	(66)	(265)
State	(203)	(18)	(47)
Total deferred	(1,312)	(84)	(312)
Total provision for income taxes	$2,329	$4,430	$3,379

Table XI - Provisions for Income Taxes

Dollars in Thousands

	2002	2001	2000

Allowance for possible loan losses	$4,188	$2,132	$2,023
Deferred compensation	879	800	704
Write down of other real estate	44	-	-
Deferred loan fees	1	3	5
Deferred tax asset	5,112	2,935	2,732
Unrealized gain on AFS securities	(3,490)	(1,385)	(82)
Lease financing depreciation, net of rent	(557)	(107)
Accelerated depreciation	(78)	-	-
Amortization of goodwill	(221)	-	-
Other	(455)	(339)	(327)
Deferred tax liability	(4,801)	(1,831)	(409)
Net deferred tax asset	$311	$1,104	$2,323

Table XII - Deferred Tax Effects of Principal Temporary Differences

Dollars in Thousands

The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets

	2002	2001	2000

Tax expense at statutory rate	$3,688	$5,114	$3,980
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,288)	(1,325)	(1,157)
Nondeductible interest expense	142	191	164
Employee benefits	(156)	(92)	(87)
Amortization of goodwill	-	50	50
Other nondeductible expenses
(nontaxable income) - net	16	14	13
State income taxes, net of federal
tax benefit	(122)	586	479
Dividend income exclusion	(11)	(33)	(26)
Other	60	(75)	(37)
Total provision for income taxes	$2,329	$4,430	$3,379
Effective tax rate	21.5%	29.5%	28.9%

Table XIII - Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal Statutory Rate (34% Each Year)

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

The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 2002, were approximately $51 million and $6 million, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer.

On September 3, 2002, the Bank voluntarily entered into a written agreement with the Office of the Comptroller of the Currency. The agreement relates to asset quality and management and board oversight of the lending function. A Compliance Committee of the Board of Directors was formed that meets regularly to monitor and coordinate adherence to the agreement. Management believes that the financial ramifications related to the agreement have been fully recorded.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier 1 Capital to risk-weighted assets and of Tier 1 Capital to average assets. The written agreement with the Office of the Comptroller of the Currency relating to asset quality and management and board oversight of the lending function included two capital ratio requirements. These were a minimum Tier 1 Capital to Risk Weighted Assets ratio of 11.5% and a minimum Tier 1 Capital to Adjusted Total Assets ratio of 8%. Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank met all capital adequacy requirements to which they were subject.

Actual capital amounts and ratios are presented in Table XIV.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

			For Capital		For Regulatory
	Actual		Adequacy Purposes		Compliance Purposes
As of December 31, 2002	Amount	Ratio	Amount	Ratio > or =	Amount	Ratio > or =
Total Capital (to Risk Weighted
Assets) Consolidated	$85,522	15.67%	$43,673	8.00%	$-	-
Bank	84,170	15.47%	43,530	8.00%	54,412	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	78,642	14.41%	21,837	4.00%	-	-
Bank	77,312	14.21%	21,765	4.00%	62,574	11.50%
Tier I Capital (to Average
Assets) Consolidated	78,642	8.79%	35,770	4.00%	-	-
Bank	77,312	8.75%	35,334	4.00%	44,167	5.00%
Tier I Capital (to Adjusted Total
Assets) Bank	77,312	10.76%	-	-	57,485	8.00%

As of December 31, 2001
Total Capital (to Risk Weighted
Assets) Consolidated	80,508	15.44%	$41,709	8.00%	-	-
Bank	79,103	15.21%	41,596	8.00%	51,995	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	73,801	14.15%	20,862	4.00%	-	-
Bank	72,604	13.96%	20,797	4.00%	31,196	6.00%
Tier I Capital (to Average
Assets) Consolidated	73,801	9.08%	32,495	4.00%	-	-
Bank	72,604	8.94%	32,469	4.00%	40,586	5.00%

Table XIV - Capital Amounts and Capital Adequacy Ratios

Dollars in Thousands

NOTE 11 - ACQUISITIONS

In December 2000, the Bank entered into an agreement with First Tennessee National Corporation and Peoples and Union Bank of Lewisburg to purchase all of the outstanding common stock of Peoples and Union Bank, Lewisburg, Tennessee. The Office of the Comptroller of the Currency granted approval of this transaction as did appropriate state regulatory authorities. On April 27, 2001, the acquisition was completed as a cash transaction accounted for by the purchase method of accounting. The fair values of identifiable assets acquired and liabilities assumed are presented in Table XV. In addition, goodwill of $8,376,000 was recorded as a result of the transaction which was amortized for eight months in 2001 on a straight-line basis with a fifteen year life. A core deposit intangible of $4,506,000 was recognized and is being amortized over six years, the average life of the deposits acquired. All assets, liabilities, and associated income and expenses of that branch are included in the consolidated financial statements from the acquisition date. Supplemental pro forma information for the current and prior periods is included in Table XVI.

Cash	$3,457	Deposits	$147,851
Securities AFS	18,857	Other liabilities	1,192
Loans, net	111,369
Other assets	2,478

Table XV - Assets and Liabilities Acquired Through Acquisition

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ACQUISITIONS (Continued)

	2001	2000

Net interest income	$31,169	$29,301
Provision for loan losses	1,227	980
Noninterest income	10,321	8,657
Noninterest expense	28,847	26,296
Net income	11,416	10,682
Net income per share	3.91	3.66

Table XVI - Summary Pro Forma Operating Information as if the Acquisition had Occurred January 1, 2000

Dollars in Thousands Except Per Share Data

In December 2001, the Bank entered into an agreement with Community Bank, an Alabama banking corporation, to purchase certain assets and assume certain deposit liabilities of two offices in Pulaski, Giles County, Tennessee. Regulatory approval was received and the acquisition was completed March 29, 2002. The fair values of identifiable assets acquired and liabilities assumed are presented in Table XVII. In addition, a core deposit intangible of $1,573,000 was recognized and is being amortized over six years, the average life of the deposits acquired.

All assets, liabilities, and associated income and expenses of those branches are included in the consolidated financial statements from the acquisition date. The pro forma effect of the new Pulaski branches on operations if the acquisition had occurred at January 1, 2002, was not significant.

Cash	$8,017	Deposits	$35,162
Loans, net	23,256	Other liabilities	191
Premises and equipment	1,856
Other assets	652

Table XVII - Assets and Liabilities Acquired Through Acquisition

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

	December 31, 2002		December 31, 2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$37,161	$37,161	$30,648	$30,648
Interest-bearing deposits in banks	289	289	16	16
Federal funds sold	14,251	14,251	-	-
Securities available-for-sale	207,666	207,666	117,218	117,218
Securities held-to-maturity	102,517	108,087	123,234	126,244
Loans, net	489,141	537,370	508,471	542,026
Accrued interest receivable	7,000	7,000	6,836	6,836

Financial liabilities
Deposits	789,187	795,010	721,516	725,249
Federal funds purchased and
securities sold under agreements
to repurchase	1,986	1,986	1,802	1,802
Other short term liabilities	679	679	708	708
Accrued interest payable	2,267	2,267	3,643	3,643

Table XVIII - Summary of Fair Values of Financial Instruments

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

At December 31, 2002, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance-sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, are deemed to have no current fair value. Please refer to Note 9.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2002

Interest income	$12,788	$13,579	$13,198	$12,620	$52,185
Interest expense	4,627	4,663	4,538	3,978	17,806
Net interest income	8,161	8,916	8,660	8,642	34,379
Provision for possible loan losses	5,300	350	400	1,400	7,450
Noninterest expenses, net of
noninterest income	3,469	3,955	4,241	4,417	16,082
Income before income taxes	(608)	4,611	4,019	2,825	10,847
Income taxes	(653)	1,249	1,099	634	2,329
Net income	$45	$3,362	$2,920	$2,191	$8,518
Earnings per common share
(2,920,000 shares)	$0.02	$1.15	$1.00	$0.75	$2.92

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2001
Interest income	$11,896	$13,626	$14,265	$13,548	$53,335
Interest expense	5,693	6,433	6,462	5,297	23,885
Net interest income	6,203	7,193	7,803	8,251	29,450
Provision for possible loan losses	255	300	300	345	1,200
Noninterest expenses, net of
noninterest income	2,535	3,217	3,516	3,939	13,207
Income before income taxes	3,413	3,676	3,987	3,967	15,043
Income taxes	980	937	1,329	1,184	4,430
Net income	$2,433	$2,739	$2,658	$2,783	$10,613
Earnings per common share
(2,920,000 shares)	$0.83	$0.94	$0.91	$0.95	$3.63

Table XIX - Consolidated Quarterly Results of Operations

Dollars in Thousands Except Per Share Data

NOTE 14 - DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty one domestic offices. Maturities of time deposits of $100,000 or more and of all time deposits at December 31 are indicated in Table XX and Table XXI, respectively.

	2002	2001	2000

Under 3 months	$24,309	$29,858	$12,959
3 to 12 months	39,398	54,974	35,386
Over 12 months	28,076	13,440	7,631
	$91,783	$98,272	$55,976

Table XX - Maturities of Time Deposits of $100,000 or More at December 31

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS (Continued)

Interest bearing transaction accounts	$372,759
2003	221,050
2004	32,761
2005	9,561
2006	4,346
2007	33,109
Thereafter	23

$673,609

Table XXI - Maturities of Interest Bearing Deposits at December 31, 2002

Dollars in Thousands

NOTE 15 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION

Condensed Balance Sheets
December 31, 2002 and 2001
	2002	2001

Cash	$56	$30
Investment in bank subsidiary - at equity	98,354	88,594
Investment in credit life insurance company - at cost	50	50
Investment in other securities	22	22
Dividends receivable from bank subsidiary	1,577	1,518
Cash surrender value - life insurance	1,701	1,532

Total assets	$101,760	$91,746
Liabilities
Payable to directors	$501	$440
Dividends payable	1,577	1,518

Total liabilities	2,078	1,958
Stockholders' equity
Common stock - $10 par value, authorized 8,000,000
shares; 2,920,000 shares issued and outstanding	29,200	29,200
Additional paid-in capital	4,320	4,320
Retained earnings	59,389	53,995
Accumulated other comprehensive income	6,773	2,273

Total stockholders' equity	99,682	89,788

Total liabilities and stockholders' equity	$101,760	$91,746

Table XXII - Condensed Balance Sheets of Parent

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF PARENT CORPORATION (Continued)

Condensed Statements of Income
Years Ended December 31, 2002 and 2001

	2002	2001

Operating income
Dividends from bank subsidiary	$3,224	$2,874
Other dividend income	46	92
Interest income	1	1
Other	96	74
Operating expenses	(109)	(104)
Income before equity in undistributed net
income of bank subsidiary	3,258	2,937
Equity in undistributed net income of bank subsidiary	5,260	7,676

Net Income	$8,518	$10,613

Table XXIII - Condensed Statements of Income of Parent

Dollars in Thousands

Condensed Statements of Cash Flows
Years Ended December 31, 2002 and 2001

	2002	2001
Operating activities
Net income for the year	$8,518	$10,613
Adjustments to reconcile net income to net cash
provided by operating activities
Equity in undistributed net income of bank subsidiary	(5,260)	(7,676)
Increase in other assets	(143)	(419)
Increase in payables	62	58

Total adjustments	(5,341)	(8,037)

Net cash provided by operating activities	3,177	2,576

Investing activities
Purchase of single premium life insurance policy	(85)	(160)

Net cash used by investing activities	(85)	(160)

Financing activities
Cash dividends paid	(3,066)	(2,394)

Increase (decrease) in cash	26	22
Cash at beginning of year	30	8

Cash at end of year	$56	$30

Table XXIV - Condensed Statements of Cash Flows of Parent

Dollars in Thousands

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - EMPLOYEE BENEFIT PLANS

The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements. The amount of the contribution is discretionary as determined by the Board of Directors up to the maximum deduction allowed for federal income tax purposes. Contributions to the plan, that amounted to $1,136,000, $1,039,000, and $875,000, in 2002, 2001, and 2000, respectively, are included in salaries and employee benefits expense.

In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers. In connection with this plan, the value of the single premium universal life insurance policies (2002 - $769,000; 2001 - $739,000) purchased in 1993 to fund the plan and the related liability (2002 - $456,000; 2001 - $498,000) were included in other assets and other liabilities, respectively. Net noncash income recognized on these policies of $30,000 in 2002 and $25,000 in 2001 is included in the above asset values. Net noncash income was $26,000 in 2000. The principal cost of the plan is being accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit. Expense related to this plan was $23,000 in 2002, $50,000 in 2001, and $50,000 in 2000.

The Bank also implemented a deferred compensation plan which permitted directors, beginning in 1993, to defer their director's fees and earn interest on the deferred amount. Liability increases for current deferred fees, net of benefits paid out, of $258,000 for 2002, $219,000 for 2001, and $202,000 for 2000 have been recognized in the accompanying consolidated financial statements. In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate. Additional single premium universal life insurance policies, totaling $235,000 in 2002 and $425,000 in 2001, were purchased for new participants. Net noncash income recognized on these policies of $274,000 in 2002 and $208,000 in 2001 is included in the cash surrender values of $5,463,000 and $4,954,000 reported in other assets at December 31, 2002 and 2001, respectively. Net noncash income was $192,000 in 2000.

In 1996, the Bank established an officer group term replacement/split dollar plan to provide life insurance benefits that would continue after retirement. A single premium universal life insurance policy was purchased to fund the plan and a split dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust. The value of this policy (2002 - $1,019,000; 2001 - $925,000) is included in other assets, and net noncash income recognized on this policy of $95,000 in 2002 and $38,000 in 2001 are included in the above asset values. Net noncash income was $38,000 in 2000.

In 2002, the Bank implemented a Director Split Dollar Life Insurance Plan and an Executive Split Dollar Life Insurance Plan. The Bank purchased a single premium whole life insurance policy on the life of each participant and endorsed a portion of the policy death benefits to the insured's estate, a trust, or another individual. The total life insurance purchased was $3,735,000. Net noncash income was recognized on these policies of $61,000 in 2002 and is included in the asset value of $3,795,000 which is a part of other assets.

The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, the group term replacement/split dollar plan, and the split dollar life insurance plan. These policies have an aggregate current death benefit of $15 million.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SHAREHOLDER INFORMATION
		High	Low	Dividend
2002	First Quarter	$70.00	$68.00	$-
	Second Quarter	70.00	70.00	0.53
	Third Quarter	72.00	70.00	-
	Fourth Quarter	75.00	72.00	0.54

2001	First Quarter	$60.00	$58.00	$-
	Second Quarter	62.00	60.00	0.43
	Third Quarter	66.00	62.00	-
	Fourth Quarter	68.00	66.00	0.52

2000	First Quarter	$55.00	$55.00	$-
	Second Quarter	56.00	55.00	0.37
	Third Quarter	58.00	56.00	-
	Fourth Quarter	58.00	58.00	0.39

The 2,920,000 shares of common stock of First Farmers & Merchants Corporation outstanding at December 31, 2002 had a market value of $219 million and were held by 2,310 identifiable individuals located mostly in the market area. A small number of additional shareholders are not identified individually since some bank nominees, including the bank's Trust Department, are listed as single owners when, in fact, these holdings represent large numbers of shareholders. No single shareholder's ownership exceeded five percent at year end.

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

COMMON DIVIDEND PAYOUT RATIO

	2002	2001	2000	1999	1998

Earnings per share	$2.92	$3.63	$2.85	$2.59	$2.62

Cash dividends per share	$1.07	$0.95	$0.76	$0.70	$1.63

Ratio	37%	26%	27%	27%	62%

Two color graphs are displayed below the "Common Dividend Payout Ratio" table illustrating net income and the earnings per share with cash dividends for the last five years.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COMPARATIVE DATA
(Dollars In Thousands)

	2002	2001	2000	1999	1998

Average assets	$890,525	$778,855	$640,796	$600,857	$552,654

Average loans(net)	$513,553	$462,725	$349,727	$318,868	$321,239

Average deposits	$785,702	$680,352	$556,385	$524,265	$483,369
Return on
average assets	0.96%	1.36%	1.30%	1.25%	1.33%
Return on
beginning equity	9.50%	13.29%	11.55%	11.98%	12.21%
Tier 1 capital
to average assets	8.79%	9.08%	12.09%	11.43%	11.19%

Three color graphs are presented below the "Comparative Data" table. The average assets, average net loans and average deposits for the last five years are represented in the table of above.

NET INTEREST MARGIN
(Dollars In Thousands)

	2002	2001	2000	1999	1998

Interest income
(tax equivalent)	$53,571	$54,618	$46,502	$42,297	$41,046

Interest expense	17,806	23,885	21,603	17,950	17,444

	$35,765	$30,733	$24,899	$24,347	$23,602

Net interest margin*	4.42%	4.30%	4.19%	4.40%	4.64%

*Net interest margin is net interest income (tax equivalent) divided by average earning assets.

A color graph below the "Net Interest Margin" table illustrates the net interest income for the last five years.