Form 10-Q
period 2003-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2003-05-13
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended March 31, 2003

Commission file number 0-10972

_____________________First Farmers and Merchants Corporation_____________________
(Exact name of registrant as specified in its charter)

_____________Tennessee______________	____________62-1148660_____________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
_________Columbia, Tennessee_________	_____________38402 - 1148___________
(Address of principal executive offices)	(Zip Code)

_________________________________(931) 388-3145_____________________________
(Registrant's telephone number, including area code)

____________________________________________________________________________________________________________
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's common stock, as of March 31, 2003. 2,920,000 shares

This filing contains 16 pages.

Item 1. Financial Statements

The following unaudited consolidated financial statements of the registrant and its subsidiary for the three months ended March 31, 2003, are as follows:

Consolidated balance sheets - March 31, 2003, and December 31, 2002.

Consolidated statements of income - For the three months ended March 31, 2003, and March 31, 2002.

Consolidated statements of cash flows - For the three months ended March 31, 2003, and March 31, 2002.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	March 31	March 31
	(Dollars in Thousands)	2003	2002

ASSETS	Cash and due from banks	$30,086	$37,161
	Interest-bearing deposits in banks	289	289
	Federal funds sold	6,590	14,251
	Total cash and cash equivalents	36,965	51,701
	Securities
	Available for sale (amortized cost $230,568
	and $197,402 respectively)	240,096	207,666
	Held to maturity (fair value $98,561
	and $108,087 respectively)	92,679	102,517
	Total securities	332,775	310,183
	Loans, net of deferred fees	473,191	500,516
	Allowance for possible loan losses	(11,582)	(11,375)
	Net loans	461,609	489,141
	Bank premises and equipment, at cost
	less allowance for depreciation	12,821	13,051
	Other assets	35,600	34,820
	TOTAL ASSETS	$879,770	$898,896

LIABILITIES	Deposits
	Noninterest-bearing	$108,291	$115,578
	Interest-bearing (including certificates of deposit
	over $100,000: 2003 - $87,698; 2002 - $91,783)	659,469	673,609
	Total deposits	767,760	789,187
	Federal funds purchased and securities sold
	under agreements to repurchase	4,102	1,986
	Dividends payable	-	1,577
	Other short term liabilities	671	679
	Accounts payable and accrued liabilities	5,577	5,784
	TOTAL LIABILITIES	778,110	799,214

STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	2,920,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	61,852	59,389
	Accumulated other comprehensive income	6,288	6,773
	TOTAL STOCKHOLDERS' EQUITY	101,660	99,682

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$879,770	$898,896

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	(Dollars In Thousands Except Per Share Data)

	Three Months Ended March 31,	2003	2002

INTEREST INCOME	Interest and fees on loans	$7,670	$9,389
	Income on investment securities
	Taxable interest	2,876	2,427
	Exempt from federal income tax	746	860
	Dividends	25	31
		3,647	3,318
	Other interest income	78	81
	TOTAL INTEREST INCOME	11,395	12,788

INTEREST EXPENSE	Interest on deposits	3,304	4,618
	Interest on other short term borrowings	7	9
	TOTAL INTEREST EXPENSE	3,311	4,627

	NET INTEREST INCOME	8,084	8,161
	PROVISION FOR POSSIBLE LOAN LOSSES	410	5,300

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,674	2,861

NONINTEREST INCOME	Trust department income	467	500
	Service fees on deposit accounts	1,774	1,647
	Other service fees, commissions, and fees	96	137
	Other operating income	238	223
	TOTAL NONINTEREST INCOME	2,575	2,507

NONINTEREST EXPENSES	Salaries and employee benefits	3,695	3,017
	Net occupancy expense	500	580
	Furniture and equipment expense	366	285
	Other operating expenses	2,550	2,094
	TOTAL NONINTEREST EXPENSES	7,111	5,976
	INCOME (LOSS) BEFORE PROVISION FOR
	INCOME TAXES	3,138	(608)
	PROVISION FOR (BENEFIT FROM) INCOME TAXES	674	(653)

	NET INCOME	$2,464	$45

EARNINGS PER SHARE	Common stock
	(Weighted average shares outstanding:
	2,920,000 in 2003 and 2002)	$0.84	$0.02

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	(Dollars In Thousands)

	Three Months Ended March 31,	2003	2002

OPERATING	Net income	$2,464	$45
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess of provision for possible loan losses
	over net charge offs, net of effects from acquisition	207	5,028
	Provision for depreciation and amortization of
	premises and equipment	339	251
	Amortization of deposit base intangibles	264	129
	Amortization of investment security premiums,
	net of accretion of discounts	582	149
	Increase in cash surrender value of life insurance contracts	(110)	(62)
	Deferred income taxes	(107)	(1,855)
	(Increase) decrease, net of effects from acquisition, in
	Interest receivable	248	(301)
	Other assets	(825)	932
	Increase (decrease), net of effects from acquisition, in
	Interest payable	137	(797)
	Other liabilities	(344)	1,397
	Total adjustments	391	4,871
	Net cash provided by operating activities	2,855	4,916

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	4,489	4,783
	Proceeds from maturities and calls of held-to-maturity securities	9,843	5,675
	Purchases of investment securities
	Available-for-sale	(38,242)	(38,549)
	Net (increase) decrease in loans, net of effects from acquisition	27,324	(2,328)
	Purchases of premises and equipment, net of effects from acquisition	(109)	(557)
	Net increase in cash from acquisitions	-	8,017
	Net cash used by investing activities	3,305	(22,959)

FINANCING	Net increase (decrease) in noninterest-bearing
ACTIVITIES	and interest-bearing deposits, net of effects from acquisition	(21,427)	32,404
	Net increase (decrease) in short term borrowings	2,108	27
	Cash dividends	(1,577)	(1,518)
	Net cash provided by financing activities	(20,896)	30,913

	Increase (decrease) in cash and cash equivalents	(14,736)	12,870
	Cash and cash equivalents at beginning of period	51,701	30,664
	Cash and cash equivalents at end of period	$36,965	$43,534

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments, except the change in the method of estimating the allowance for loan losses in the first quarter of 2002, were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

Average earning assets decreased .4% in the first three months of 2003 due to softening loan demand in our market area. This compares to a 7.7% increase in the first three months of 2002 that includes the acquisition of two offices of the Community Bank, an Alabama banking corporation, in Pulaski, Giles County, Tennessee, on March 29, 2002. The Corporation's only subsidiary at March 31, 2003 was First Farmers and Merchants National Bank and the Bank owns 100% of F & M West, a subsidiary that provides advisory service for management of the Bank's investment portfolio. As a financial institution, the Bank's primary earning asset is loans. At March 31, 2003, average net loans had decreased 8.4% and represented 58.4% of average earning assets. This decrease compares to an increase in average net loans at March 31, 2002 of 10.2% and a 66.3% component of average earning assets. Half of the increase in 2002 was attributable to the acquisition. Average investments composed 41.6 % of average earning assets at March 31, 2003, posting a 13.6% increase in the first three months of 2003. Average total assets of $892 million at the end of the first three months of 2003 compared to $842 million at the end of the first three months of 2002. Period-end assets were $880 million compared to $899 million at December 31, 2002, a 2.1% decrease.

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

SECURITIES

Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At March 31, 2003, the Bank's investment securities portfolio had $240.1 million available-for-sale securities and $92.7 million held-to-maturity securities. There were $207.7 million available-for-sale securities and $102.5 million held-to-maturity securities at December 31, 2002.

LOANS

The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio decreased $42.9 million or 8.4% in the first three months of 2003. Factors contributing to this decrease were lower demand for loans, increased credit standards, and the general economic climate. This compared to a $47.2 million or 10.2% increase in the first three months of 2002. The acquisition in 2002 contributed $23.8 million or about half of this increase.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses. This review is updated monthly and completed quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, loan administration, and a Board of Directors oversight committee. The Bank changed its method of estimating the allowance for loan and lease losses in the first quarter of 2002. The changes in estimate methodology included:

  Stratification of the retail loan portfolio, segregating loans with characteristics that accentuate loss potential.
  Redefinition of the classification criteria of commercial loans to better reflect structural and documentation deficiencies that could impair collectibility.

Application of this new methodology resulted in an abnormal addition to the Bank's allowance for loan and lease losses in the first quarter of 2002, $5.3 million. Additions to the allowance during the first three months of 2003 were $410 thousand. The allowance for possible loan and lease losses was $11.6 million or 2.45% of gross loans at March 31, 2003 which compares to $11.4 million or 2.28% at December 31, 2002. Net charge offs for the first quarter of 2003 were $202.6 thousand, an annualized net charge off ratio of .17%. Net charge offs for the first quarter of 2002 were $272 thousand, an annualized net charge off ratio of .20%.

A formal plan to provide better control over underwriting of loans and monitoring collectibility was implemented in 2002. This plan included education and training of personnel to encourage more uniform application of the Bank's loan policies and procedures, changes in management information systems to better identify loans with adverse characteristics and better control of corrective actions, hiring of additional credit analysts to support lenders in underwriting and monitoring of loans and strengthen oversight of the lending function, reevaluate the scope of loan reviews, and modify loan policies and procedures to facilitate improved credit operations in the future. A Special Assets Department was formed to identify and monitor assets that need attention. This process identified loans totaling $5.2 million, or 1.1% of the portfolio, that were classified as other assets especially mentioned. This compares to loans totaling $7.6 million so classified at December 31, 2002, and $6.9 million so classified at March 31, 2002. Loans totaling $37.2 million, 7.9% of the portfolio, were classified as substandard at March 31, 2003. This compares to loans totaling $35.1 million so classified at December 31, 2002, $20.1 million so classified at March 31, 2002. Loans totaling $1.3 million, or .3% of the portfolio, were classified as doubtful at March 31, 2003. This compares to $.7 million so classified at December 31, 2002 and $.5 million so classified at March 31, 2002. Loans having recorded investments of $14.1 million, or 3.0% of the total portfolio, were identified as impaired at the end of the first three months of 2003 compared to $11.5 million at December 31, 2002, and $9.6 million at March 31, 2002.

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

There were write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three months of 2003 that were charged to current income. The carrying value of other real estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures that were included in the carrying value for other real estate at March 31, 2003, December 31, 2002, and March 31, 2002, totaled $1,982 thousand, $862 thousand, and $1,160 thousand respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2003, were $46.4 million and $4.8 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty-one domestic offices. The bank's average deposits declined during the first three months of 2003 reflecting almost no change in a .6% drop compared to an 8.9% growth in the first three months of 2002. The deposit growth in 2002 includes the acquisition of $35 million. Interest checking and savings deposits with limited transactions had more competitive rates as market rates on certificates of deposit continued to decline contributing to a 16.9% increase in interest checking and a 5.3% in savings during the first three months of 2003. These deposits and the demand deposits, representing 14.1% of average total deposits, are the nucleus of core deposits for the Bank.

CAPITAL

Average shareholders' equity in the first three months of 2003 remained strong totaling $101.2 million at March 31, 2003, a 6.4% increase from the average for the year ended December 31, 2002. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of March 31, 2003, the Corporation's total risk-based and core capital ratios were 16.8% and 15.5% respectively. The comparable ratios were 15.7% and 14.4% at year end 2002. As of March 31, 2003, the Bank's total risk-based and core capital ratios were 16.6% and 15.3% respectively. The comparable ratios were 15.5% and 14.2% at year end 2002. As of March 31, 2003, the Corporation and the Bank had a ratio of core capital to average total assets of 9.3% and 9.3% respectively, compared to 8.8% and 8.8% at December 31, 2002. Management believes, as of March 31, 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The written agreement with the Office of the Comptroller of the Currency, dated September 3, 2002, relating to asset quality and management and board oversight of the lending function included two capital ratio requirements. These were a minimum Tier 1 Capital to Risk Weighted Assets ratio of 11.5% and a minimum Tier 1 Capital to Adjusted Total Assets ratio of 8%. These ratios were 15.3% and 11.8%, respectively.

Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of March 31, 2003, additional dividends of approximately $15.7 million could have been declared by the Bank to the Corporation without regulatory agency approval.

Material Changes in Results of Operations

Total interest income was 10.9% lower in the first three months of 2003 than the first three months of 2002. Interest and fees earned on loans decreased 18.3% due to the decrease in the volume of average loans and reduced interest rates. Interest earned on investment securities and other investments increased 9.9% compared to the first three months of 2002.

Total interest expense in the first three months of 2003 compared to the first three months of 2002 decreased 28.4%. The total cost of interest-bearing deposits declined as interest rates declined in the intervening quarters. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The resulting rate risk picture for the twelve months horizon at March 31, 2003 showed a worst-case potential change to net interest income of a negative .8%, or a decline in net interest income of $270 thousand.

Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws. The net interest margin, on a tax equivalent basis, at March 31, 2003, 2002, and December, 31, 2002 was 4.18%, 4.41%, and 4.42% respectively.

Additions to the allowance for loan losses for the first quarter of 2003 were $410 thousand. This is more representative of ordinary additions to this allowance than the $5.3 million added in the first quarter of 2002. At March 31, 2002, the Bank changed its method of estimating its allowance for loan losses. The new method resulted in more conservative classification of specific commercial loans with documentation and structural deficiencies and retail loans with certain historical performance characteristics. Bank management determined that the change in method was necessary to reflect increased loss inherent to such loans. As a result of the change in method, the provision for loan losses increased $4.4 million in the quarter ended March 31, 2002.

Noninterest income increased 2.7% during the first three months of 2003 compared to the first three months of 2002. Income from fiduciary services provided in the Bank's trust department represented approximately 20.0% of noninterest income and was down 6.5% compared to the first quarter of 2002. Service fees, approximately 63.9% of noninterest income, are up 7.7% compared to the first three months of 2002.

Noninterest expenses, excluding the provision for possible loan losses, were 19.0% more in the first three months of 2003 than in the first three months of 2002. Salaries and benefits, up 22.5%, and furniture and equipment expense, up 28.3%, compared to the first quarter last year are related to additional offices acquired at the end of the first quarter in 2002.

Net income for the first quarter of 2003 was $2,464 thousand compared to $45 thousand for the first quarter of 2002. Net income for the quarter ended March 31, 2002 was adversely affected due to the change in calculating the provision to the allowance for loan and lease losses and the additional provision for loan deterioration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date ___ May 14, 2003_______	/s/ __________T. Randy Stevens________
T. Randy Stevens,
President
(Chief Executive Officer)

Date ___ May 14, 2003_______	/s/ ______Patricia N. McClanahan_______
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of First Farmers and Merchants Corporation and Subsidiary for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Form 10-Q complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of First Farmers and Merchants Corporation and Subsidiary.

Date ___ May 14, 2003_________	/s/ _____ T. Randy Stevens_________
T. Randy Stevens,
President
(Chief Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of First Farmers and Merchants Corporation and Subsidiary for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Form 10-Q complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of First Farmers and Merchants Corporation and Subsidiary.

Date ___ May 14, 2003_______	/s/___ _ Patricia N. McClanahan______
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Certification - Chief Executive Officer

I certify that:

  I have reviewed this quarterly report on Form 10-Q for First Farmers and Merchants Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
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
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and myself have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and myself have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date ___ May 14, 2003_________	/s/ ____ T. Randy Stevens__________
T. Randy Stevens,
President
(Chief Executive Officer)

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Certification - Chief Financial Officer

I certify that:

  I have reviewed this quarterly report on Form 10-Q for First Farmers and Merchants Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
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
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and myself have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and myself have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date ____ May 14, 2003_________	/s/ ___Patricia N. McClanahan______
Patricia N. McClanahan,
Executive Vice President
(Chief Financial Officer)