Form 10-Q
period 2003-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2003-08-13
CIK 703329

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarter ended June 30, 2003

Commission file number 0-10972

___________________First Farmers and Merchants Corporation____________________
(Exact name of registrant as specified in its charter)

_____________Tennessee_____________	_____________62-1148660___________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
816 South Garden Street
_______Columbia, Tennessee________	__________38402 - 1148__________
(Address of principal executive offices)	(Zip Code)

_______ ___ ________ (931) 388-3145_________________________
(Registrant's telephone number, including area code)
________________________________________________________________________________________________________
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's common stock, as of June 30, 2003. 2,920,000 shares

This filing contains 17 pages.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of the registrant and its subsidiary for the six months ended June 30, 2003, are as follows:

Consolidated balance sheets - June 30, 2003, and December 31, 2002.

Consolidated statements of income - For the three months and six months ended June 30, 2003, and June 30, 2002.

Consolidated statements of cash flows - For the six months ended June 30, 2003, and June 30, 2002.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	(Dollars in Thousands) (Unaudited)	2003	2002

ASSETS	Cash and due from banks	$32,531	$37,161
	Interest-bearing deposits in banks	297	289
	Federal funds sold	16,532	14,251
	Total cash and cash equivalents	49,360	51,701
	Securities
	Available for sale (amortized cost $226,525
	And $197,402 respectively)	238,702	207,666
	Held to maturity (fair value $90,628
	And $108,087 respectively)	83,507	102,517
	Total securities	322,209	310,183
	Loans, net of deferred fees	457,526	500,516
	Allowance for possible loan losses	(11,376)	(11,375)
	Net loans	446,150	489,141
	Bank premises and equipment, at cost
	Less allowance for depreciation	12,730	13,051
	Other assets	34,983	34,820
	TOTAL ASSETS	$865,432	$898,896
LIABILITIES	Deposits
	Noninterest-bearing	$109,117	$115,578
	Interest-bearing (including certificates of deposit
	Over $100,000: 2003 - $78,568; 2002 - $91,783)	643,979	673,609
	Total deposits	753,096	789,187
	Federal funds purchased and securities sold
	Under agreements to repurchase	1,641	1,986
	Dividends payable	1,606	1,577
	Other short term liabilities	657	679
	Accounts payable and accrued liabilities	4,812	5,785
	TOTAL LIABILITIES	761,812	799,214
STOCKHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	Authorized; issued and outstanding -
	2,920,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	62,052	59,389
	Accumulated other comprehensive income	8,048	6,773
	TOTAL STOCKHOLDERS' EQUITY	103,620	99,682

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	$865,432	$898,896

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands Except Per Share Data)	Three Months Ended		Six Months Ended
	(Unaudited)	June 30,		June 30,
		2003	2002	2003	2002
INTEREST
INCOME	Interest and fees on loans	$7,356	$9,629	$15,026	$19,018
	Income on investment securities
	Taxable interest	2,767	3,005	5,643	5,432
	Exempt from federal income tax	716	814	1,462	1,674
	Dividends	50	71	75	102
		3,533	3,890	7,180	7,208
	Other interest income	51	60	129	141
	TOTAL INTEREST INCOME	10,940	13,579	22,335	26,367
INTEREST
EXPENSE	Interest on deposits	2,992	4,651	6,296	9,269
	Interest on other short term borrowings	8	12	15	21
	TOTAL INTEREST EXPENSE	3,000	4,663	6,311	9,290

	NET INTEREST INCOME	7,940	8,916	16,024	17,077
	PROVISION FOR POSSIBLE LOAN LOSSES	350	350	760	5,650

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,590	8,566	15,264	11,427
NONINTEREST
INCOME	Trust department income	442	448	909	948
	Service fees on deposit accounts	1,814	1,818	3,588	3,465
	Other service fees, commissions, and fees	134	88	230	225
	Other operating income	(89)	43	149	266
	Securities gains	-	125	-	125
	TOTAL NONINTEREST INCOME	2,301	2,522	4,876	5,029
NONINTEREST
EXPENSES	Salaries and employee benefits	3,672	3,214	7,367	6,231
	Net occupancy expense	527	493	1,027	1,073
	Furniture and equipment expense	345	321	711	606
	Other operating expenses	2,722	2,449	5,272	4,543
	TOTAL NONINTEREST EXPENSES	7,266	6,477	14,377	12,453
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	2,625	4,611	5,763	4,003
	PROVISION FOR INCOME TAXES	820	1,249	1,494	596

	NET INCOME	$1,805	$3,362	$4,269	$3,407

EARNINGS PER
SHARE	Common stock
	2,920,000 shares outstanding	$0.62	$1.15	$1.46	$1.17

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands) (Unaudited)

	Six Months Ended June 30,	2003	2002

OPERATING	Net income	$4,269	$3,407
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	1	5,050
	Provision for depreciation and amortization of
	premises and equipment	682	529
	Amortization of deposit base intangibles	696	462
	Amortization of investment security premiums,
	net of accretion of discounts	1,272	378
	Increase in cash surrender value of life insurance contracts	(219)	(124)
	Deferred income taxes	(190)	(1,836)
	(Increase) decrease, net of effects from acquisition, in
	Interest receivable	507	(530)
	Other assets	(1,424)	1,031
	Increase (decrease), net of effects from acquisition, in
	Interest payable	(134)	(1,109)
	Other liabilities	(838)	697
	Total Adjustments	353	4,548
	Net cash provided by operating activities	4,622	7,955

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	22,161	19,602
	Proceeds from maturities and calls of held-to-maturity securities	19,058	12,235
	Purchases of investment securities
	Available-for-sale	(52,586)	(73,684)
	Net (increase) decrease in loans, net of effects from acquisition	42,990	2,390
	Purchases of premises and equipment, net of effects from acquisition	(361)	(687)
	Net increase in cash from acquisitions	-	8,017
	Purchase of single premium life insurance contracts	(190)	(3,865)
	Net cash used by investing activities	31,072	(35,992)

FINANCING	Net increase (decrease) in noninterest-bearing and interest-bearing deposits,
ACTIVITIES	net of effects from acquisition	(36,092)	24,426
	Net increase (decrease) in short term borrowings	(366)	5,135
	Cash dividends	(1,577)	(1,518)
	Net cash provided by financing activities	(38,035)	28,043

	Increase (decrease) in cash and cash equivalents	(2,341)	6
	Cash and cash equivalents at beginning of period	51,701	30,664
	Cash and cash equivalents at end of period	$49,360	$30,670

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

Item 2. Management's Discussion and Analysis of Financial Condition

Material Changes in Financial Condition

Average earning assets decreased 1.5% in the first half of 2003 due to softening loan demand in our market area. This compares to a 11.0% increase in the first half of 2002 that includes the acquisition of two offices of the Community Bank, an Alabama banking corporation, in Pulaski, Giles County, Tennessee, on March 29, 2002. The Corporation's only subsidiary at June 30, 2003 was First Farmers and Merchants National Bank and the Bank owns 100% of F & M West, a subsidiary that provides advisory service for management of the Bank's investment portfolio. As a financial institution, the Bank's primary earning asset is loans. At June 30, 2003, average net loans had decreased 10% and represented 58% of average earning assets. Softening loan demand and tighter credit standards contributed to this decline. This decrease compares to an increase in average net loans at June 30, 2002 of 12.1% and a 65.4% component of average earning assets. Half of the increase in 2002 was attributable to the acquisition. Average investments composed 42% of average earning assets at June 30, 2003, posting a 13.4% increase in the first half of 2003. Average total assets of $883 million at the end of the first half of 2003 compared to $870 million at the end of the first half of 2002. Period-end assets were $865 million compared to $899 million at December 31, 2002, a 3.9% decrease.

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

SECURITIES

Available-for-sale securities are an integral part of the asset/liability management process. As such, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At June 30, 2003, the Bank's investment securities portfolio had $238.7 million available-for-sale securities and $83.5 million held-to-maturity securities. There were $207.7 million available-for-sale securities and $102.5 million held-to-maturity securities at December 31, 2002.

LOANS

The loan portfolio is the largest component of earning assets and consequently provides the highest amount of revenues. The loan portfolio also contains, as a result of credit quality, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns which may occur in different segments of the economy or in particular industries. The average loan portfolio decreased $51.5 million or 10% in the first six months of 2003. Factors contributing to this decrease were lower demand for loans, increased credit standards, and the general economic climate. This compared to a $55.8 million or 12.1% increase in the first six months of 2002. The acquisition in 2002 contributed $23.8 million or about half of this increase.

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
  Redefinition of the classification criteria of commercial loans to better reflect structural and documentation deficiencies that could impair collectibility

Application of this new methodology resulted in an abnormal addition to the Bank's allowance for loan and lease losses in the first quarter of 2002, $5.3 million. Additions to the allowance during the first six months of 2003 were $760 thousand, 86.5% lower than provisions added during the same period in 2002. The allowance for possible loan and lease losses was $11.4 million or 2.49% of gross loans at June 30, 2003 which compares to $11.4 million or 2.27% at December 31, 2002. Net charge offs for the second quarter of 2003 were $759 thousand, an annualized net charge off ratio of .33%. Net charge offs for the second quarter of 2002 were $600.4 thousand, an annualized net charge off ratio of .22%.

A formal plan to provide better control over underwriting of loans and monitoring collectibility was implemented in 2002. This plan included education and training of personnel to encourage more uniform application of the Bank's loan policies and procedures, changes in management information systems to better identify loans with adverse characteristics and better control of corrective actions, hiring of additional credit analysts to support lenders in underwriting and monitoring of loans and strengthen oversight of the lending function, reevaluate the scope of loan reviews, and modify loan policies and procedures to facilitate improved credit operations in the future. The Special Assets Department that was formed to identify and monitor assets that need attention identified loans totaling $9.8 million, or 2.1% of the portfolio, that were classified as other assets especially mentioned. This compares to loans totaling $7.6 million so classified at December 31, 2002, and $6.1 million so classified at June 30, 2002. Loans totaling $32.5 million, 7.1% of the portfolio, were classified as substandard at June 30, 2003. This compares to loans totaling $35.1 million so classified at December 31, 2002, $30.5 million so classified at June 30, 2002. Loans totaling $2.4 million,or .5% of the portfolio, were classified as doubtful at June 30, 2003. This compares to $.7 million so classified at December 31, 2002 and $2.0 million so classified at June 30, 2002. Loans having recorded investments of $10.9 million, or 2.4% of the total portfolio, were identified as impaired at the end of the first six months of 2003 compared to $11.5 million at December 31, 2002 and $10.0 million at June 30, 2002.

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

There were write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first six months of 2003 that were charged to current income. The carrying value of other real estate is included in other assets on the face of the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. Actual foreclosures that were included in the carrying value for other real estate at June 30, 2003, December 31, 2002, and June 30, 2002, totaled $1,779 thousand, $862 thousand, and $879 thousand respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2003, were $51.8 million and $6.0 million respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

DEPOSITS

The Bank does not have any foreign offices and all deposits are serviced in its twenty-one domestic offices. The bank's average deposits declined during the first half of 2003 posting a 1.8% drop compared to a 13.0% growth in the first half of 2002. The deposit growth in 2002 includes the acquisition of $35 million in deposits that accounts for almost half of the growth. Interest checking and savings deposits with limited transactions had more competitive rates as market rates on certificates of deposit continued to decline contributing to a 15.1% increase in interest checking and a 5.8% increase in savings during the first half of 2003. These deposits and demand deposits, which represent 13.6% of average total deposits, are the nucleus of core deposits for the Bank.

CAPITAL

Average shareholders' equity in the first six months of 2003 remained strong totaling $102.5 million at June 30, 2003, a 7.7% increase from the average for the year ended December 31, 2002. The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of June 30, 2003, the Corporation's total risk-based and core capital ratios were 17.4% and 16.2% respectively. The comparable ratios were 15.7% and 14.4% at year end 2002. As of June 30, 2003, the Bank's total risk-based and core capital ratios were 16.9% and 15.6% respectively. The comparable ratios were 15.5% and 14.2% at year end 2002. As of June 30, 2003, the Corporation and the Bank had a ratio of core capital to average total assets of 9.6% and 9.5% respectively, compared to 8.8% and 8.8% at December 31, 2002. Management believes, as of June 30, 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The written agreement with the Office of the Comptroller of the Currency, dated September 3, 2002, relating to asset quality and management and board oversight of the lending function included two capital ratio requirements. These were a minimum Tier 1 Capital to Risk Weighted Assets ratio of 11.5% and a minimum Tier 1 Capital to Adjusted Total Assets ratio of 8%. The actual ratios were 15.6% and 11.8%, respectively.

Most of the capital needs of the Bank have historically been financed through internal growth. The approval of the Comptroller of the Currency is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined) for the year combined with retained net profits of the preceding two years. As of June 30, 2003, additional dividends of approximately $15.9 million could have been declared by the Bank to the Corporation without regulatory agency approval.

Material Changes in Results of Operations

Total interest income was 15.3% lower in the first half of 2003 than the first half of 2002. Interest and fees earned on loans decreased 21.0% due to the decrease in the volume of average loans and reduced interest rates. Interest earned on investment securities and other investments remained about the same decreasing slightly .5% compared to the first half of 2002. Higher yielding securities that matured or were called were replaced with investments whose yield was much lower.

Total interest expense in the first six months of 2003 compared to the first six months of 2002 decreased 32.1%. The total cost of interest-bearing deposits declined as interest rates declined in the intervening quarters. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed. A negative dollar change in net interest income for a twelve month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The resulting rate risk picture for the twelve months horizon at June 30, 2003 showed a worst-case potential change to net interest income of a negative 1.7%, or a decline in net interest income of $552.6 thousand.

Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demands by customers; (2) Federal Reserve Board monetary policy, and (3) fiscal and debt management policies of the federal government, including changes in tax laws. The net interest margin, on a tax equivalent basis, at June 30, 2003, 2002, and December, 31, 2002 was 4.19%, 4.44%, and 4.42% respectively.

Noninterest income decreased 3.0% during the first six months of 2003 compared to the first six months of 2002. Income from fiduciary services provided in the Bank's trust department represented approximately 20.0% of noninterest income and was down 4.1% compared to the first half of 2002. The decline in trust fees is related to the decline in market value of investments. Service fees on deposit accounts, 73.6% of noninterest income, were up 3.5% compared to the same period last year. However, some write downs of other real estate owned were higher than the first half of 2002 contributing to the decline in total noninterest income.

Noninterest expenses, excluding the provision for possible loan losses, were 15.5% more in the first six months of 2003 than in the first six months of 2002. Salaries and benefits, up 18.2%, and furniture and equipment expense, up 17.5%, compared to the first six months last year, are related to additional offices acquired at the end of the first quarter in 2002.

Net income is 25.3% higher for the first six months of 2003 compared to the first six months of 2002. Net income for the quarter ended March 31, 2002 was adversely affected due to the change in calculating the provision to the allowance for loan and lease losses and the additional provision for loan deterioration. Tax expense increased 150.6% due to a change in state tax legislation passed in May, 2003 that was retroactive to the first of the year. This legislation changed state tax laws related to operating investment subsidiaries out of state and negated the tax benefits enjoyed in the first half of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date August 12, 2003	___/s/ T. Randy Stevens______
T. Randy Stevens,
President
(Chief Executive Officer)

Date August 12, 2003	___/s/ Patricia N. McClanahan__
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of First Farmers and Merchants Corporation and Subsidiary for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Form 10-Q complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of First Farmers and Merchants Corporation and Subsidiary.

Date August 12, 2003	___/s/ T. Randy Stevens______
T. Randy Stevens,
President
(Chief Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of First Farmers and Merchants Corporation and Subsidiary for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S. C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Form 10-Q complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of First Farmers and Merchants Corporation and Subsidiary.

Date August 12, 2003	___/s/ Patricia N. McClanahan__
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

Date August 12, 2003	___/s/ T. Randy Stevens______
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

Date August 12, 2003	___/s/ Patricia N. McClanahan__
Patricia N. McClanahan,
Treasurer
(Chief Financial Officer)