Form 10-K
period 2003-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2004-03-15
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 0-10972

First Farmers and Merchants Corporation
(Exact name of registrant as specified in its charter)
Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
816 South Garden Street
Columbia, Tennessee	38402 - 1148
(Address of principal executive offices)	(Zip Code)
(931) 388-3145 __
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	_______________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes X No

The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at June 30, 2003, was $175,830,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as the latest practicable date. 2,920,000 shares as of March 1, 2004

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for 2003 Annual Shareholders' Meeting to be held on April 20, 2004 -- Part III of this Report.

(2) Annual Report to Shareholders for Year Ended December 31, 2003- Part II of this Report.

Item 1. Business.

First Farmers and Merchants Corporation (the "Corporation") was incorporated on March 31, 1982 as a Tennessee corporation. As of December 31, 2003, the only subsidiary of the Corporation was First Farmers and Merchants National Bank (the "Bank"). The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909. Its principal office is at 816 South Garden Street, Columbia, Maury County, Tennessee. Other offices in Maury County are Mt. Pleasant, Spring Hill, and additional offices in Columbia at High Street, Hatcher Lane, Northside, and Campbell Plaza. Offices in Lawrence County include Locust Avenue and Crockett in Lawrenceburg, Leoma, and Loretto. Offices in Marshall County include Lewisburg, Ellington, Downtown Lewisburg, Lewisburg West, and Chapel Hill. The Ellington and Downtown offices were acquired in the second quarter of 2001. Offices in Hickman County include Centerville and East Hickman. In Dickson County, there is an office in White Bluff. Two offices, Martin House and West College, in Pulaski, Giles County were acquired in the first quarter of 2002. The Bank provides only automatic teller machine services in the Northfield Complex at the Saturn location near Spring Hill, in Columbia at the Tennessee Farm Bureau, Columbia State Community College, and Maury Regional Hospital, and in Marshall County at Marshall Plaza and Higgs Road. The financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.

The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of small business in the Bank's service area, competition among lenders, the level of interest rates, and the availability of funds. The loan portfolio of the Bank is comprised of commercial, commercial and residential real estate, and retail installment loans. Such loans are primarily originated within the Bank's service area in southern Middle-Tennessee. Deposits are the primary source of funds for the Bank. Such deposits consist of checking accounts, regular savings deposits, NOW accounts, Money Market Accounts, and market rate Certificates of Deposit. Deposits are attracted from individuals and businesses in the Bank's service area. In addition, the Bank obtains deposits from state and local entities and, to a lesser extent, U. S. Government entities and other depository institutions. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the Bank's service area.

The Bank's net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans, investment assets, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, the Bank's net income also is affected by its noninterest income derived principally from service fees as well as the level of noninterest expenses such as salaries and employee benefits.

For more information regarding the business of the Corporation and the Bank, please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operation which is a part of the Annual Report to Shareholders', incorporated by reference herein (the "Annual Report").

The Internet website of the Corporation and the Bank is "www.fandmbank.com." We plan to make our Annual Report available free of charge on our Internet website by the second quarter of 2004. Until these plans are completed, a request to receive an Annual Report through the mail free of charge, that includes a name and address, can be made at the "Contact Us" link on our website.

Employees

The Corporation has no employees. Its subsidiary, the Bank, had approximately three hundred fifteen (315) full time employees and fifty-four (54) part time employees. Five of the Bank's officers are also officers of the Corporation. Employee benefit programs provided by the Bank include a deferred profit sharing plan, an annual profit sharing plan, a salary continuation plan, a deferred compensation plan, an executive split dollar life insurance plan, training programs, group life and health insurance, and paid vacations.

Item 2. Properties.

At December 31, 2003, the Bank maintained a main office in Columbia, Tennessee and twenty-one offices (four of which are located on real property that is leased) and six separate automatic teller or cash dispensing machine locations. For more information on these properties owned by the Corporation and the Bank, please refer to Note 5 and Note 7 of Notes to Consolidated Financial Statements which are a part of the Annual Report to Shareholders which is included in this filing. Other real estate owned by the Bank as of December 31, 2003, included: (1) four residential lots in a subdivision in Adamsville, Hardin County, Tennessee; (2) a commercial building at 7601 Enterprise Road, Mt. Pleasant, Maury County, Tennessee; (3) seventeen acres of rural property located near Pulaski, Giles County, Tennessee; (4) a 69.66 acre vacant lot on Beaver Dam Road, Centerville, Hickman County, Tennessee; (5) six lots on Gravel Hill Road in Columbia, Maury County, Tennessee; (6) a 4,149 square foot residential property at 416 First Avenue North, Lewisburg, Marshall County, Tennessee; (7) forty-nine improved residential lots on Weakley Creek Road in Lawrenceburg, Lawrence County, Tennessee; (8) a 2.54 acre out-parcel on Parkway Plaza in Lewisburg, Marshall County, Tennessee; (9) 13.43 acres on Highland Drive in Fayetteville, Lincoln County, Tennessee; (10) 82.98 acres on McDeal Road in Fayetteville, Lincoln County, Tennessee; (11) commercial property at 20 Ardmore Highway, Fayetteville, Lincoln County, Tennessee; (12) 5.9 acres on Huntsville Highway, Fayetteville, Lincoln County, Tennessee; and (13) property at 712 Main Street, Fayetteville, Lincoln County, Tennessee. The properties held in other real estate are not depreciated.

Item 3. Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the Corporation during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for the Registrant's Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities.

A discussion of the Corporation's common stock and related shareholder matters is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations which is a part of the Annual Report which is included in this filing.

Item 6. Selected Financial Data.

The selected financial data is incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are a part of the Annual Report which is included in this filing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations which is a part of the Annual Report which is included in this filing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2003 related to the investment debt and equity securities held by the Corporation and the Bank is incorporated by reference to Note 2 in Notes To Consolidated Financial Statements which is a part of the Annual Report which is included in this filing. A discussion of the market risk in the loan portfolio of the Bank is incorporated by reference to Note 3 in Notes To Consolidated Financial Statements which is a part of the Annual Report which is included in this filing. A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations which is a part of the Annual Report which is included in this filing.

Item 8. Financial Statements and Supplementary Data.

Financial statements and supplementary data are incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operation which are a part of the Annual Report which is included in this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Corporation carried out an evaluation, under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation (including the Corporation's consolidated subsidiaries) in reports that the Corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner.

(b)

Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation's internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Reference is made to the Corporation's definitive Proxy Statement which is incorporated herein by reference.

Item 11. Executive Compensation.

Reference is made to the Corporation's definitive Proxy Statement which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the Corporation's definitive Proxy Statement which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Reference is made to the Corporation's definitive Proxy Statement which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Reference is made to the Corporation's definitive Proxy Statement which is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)

Financial statements are incorporated herein by reference to Consolidated Financial Statements and Notes to Consolidated Financial Statements which are a part of the Annual Report which is included in this filing.

	(2)	All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated financial statements referenced in Item 15 (a)(1).
	(3)	The following exhibits are filed herewith
		(13.1) Annual report to shareholders

(31.1) Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2) Certification of the Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1) Certification of the Chief Executive Officer and Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

BY	____________________/s/ T. Randy Stevens______________________
T. Randy Stevens, Chief Executive Officer and President

Date	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

BY	__________________/s / Patricia N. McClanahan_____________________
Patricia N. McClanahan, Chief Financial Officer and Treasurer

Date	March 15, 2004

Signatures -- continued

	___/s/ Kenneth A. Abercrombie___		_____/s/ Joseph W. Remke, III____
	Kenneth A. Abercrombie, Director		Joseph W. Remke, III, Director
Date	____March 15, 2004______	Date	____March 15, 2004______

	____/s/ James L. Bailey, Jr.______		____/s/ T. Randy Stevens III_____
	James L. Bailey, Jr., Director		T. Randy Stevens, Director
Date	____March 15, 2004______	Date	____March 15, 2004______

	/s/ Hulet M. Chaney		____/s/ John P. Tomlinson, III____
	Hulet M. Chaney, Director		John P. Tomlinson, III, Director
Date	____March 15, 2004______	Date	____March 15, 2004______

	______/s/ H. Terry Cook, Jr_____		_____/s/ William R. Walter______
	H. Terry Cook, Jr., Director		William R. Walter, Director
Date	____March 15, 2004______	Date	____March 15, 2004______

	. /s/ Tom Napier Gordon____		______/s/ Dan C. Wheeler_______
	Tom Napier Gordon, Director		Dan C. Wheeler, Director
Date	____March 15, 2004______	Date	____March 15, 2004______

	____/s/ O. Rebecca Hawkins_____		_____/s/ David S. Williams______
	O. Rebecca Hawkins, Director		David S. Williams, Director
Date	____March 15, 2004______	Date	____March 15, 2004______

	____/s/ Waymon L. Hickman____		_____/s/ W. Donald Wright______
	Waymon L. Hickman, Director		W. Donald Wright, Director
Date	____March 15, 2004______	Date	____March 15, 2004______

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

Exhibit Number Title or Description

21.1	List of Subsidiaries
31.1

Certification of Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to 18 U..S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002