Form 10-K/A
period 2003-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2004-05-07
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 0-10972

________________________First Farmers and Merchants Corporation___________________
(Exact name of registrant as specified in its charter)
__________________Tennessee______________	____________62-1148660____________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
___________Columbia, Tennessee___________	_____________38402 - 1148__________
(Address of principal executive offices)	(Zip Code)

_______________________________(931) 388-3145________________________________
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
_____________Title of each class____________	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
________________________Common Stock, par value $10.00 per share__________________
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

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for 2003 Annual Shareholders' Meeting to be held on April 20, 2004 -- Part III of this Report.
(2)	Annual Report to Shareholders for Year Ended December 31, 2003-Part II of this Report.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends and restates the annual report of First Farmers and Merchants Corporation on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004. This amendment (i) corrects a typographical error in the information provided in Item 4 of Part I, (ii) supplements the references to certain information incorporated by reference in Part III, (iii) adds a reference in Item 15 to a report on Form 8-K that was furnished during the fourth quarter of 2003, (iv) supplements the index and list of exhibits and adds exhibits that were inadvertently omitted, and (v) provides superseding certifications in Exhibits 31.1, 31.2 and 32.1 to replace those in the initial filing. This amendment does not otherwise differ from the Form 10-K as initially filed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the shareholders of the Corporation during the fourth quarter of the fiscal year ended December 31, 2003.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Reference is made to the "Election of Directors," "Executive Officers," "Committees of the Board," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" sections of the Corporation's definitive Proxy Statement which are incorporated herein by reference.

Item 11. Executive Compensation.

Reference is made to the "Compensation of Directors and Officers" and "Comparative Performance" sections of the Corporation's definitive Proxy Statement which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the "Security Ownership of Certain Beneficial Owners and Management" section of the Corporation's definitive Proxy Statement which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Reference is made to the "Compensation of Directors and Officers-Related Party Transactions" section of the Corporation's definitive Proxy Statement which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Reference is made to the "Report of the Bank's Audit/Compliance/CRA Committee" section of the Corporation's definitive Proxy Statement which is incorporated herein by reference.

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
(3) The following exhibits are filed herewith:
	3.1	Charter.
	3.2	Articles of Amendment to Charter.
	3.3	By-laws.
	4.1	Form of Specimen Stock Certificate.
	10.4	Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992. *
	10.5	Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002. *
	10.6	Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002. *
	13.1	Annual Report to Shareholders. **
	21.1	List of Subsidiaries. **
31.1

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Compensatory plans or arrangements.
	**	Filed with the original filing of this Annual Report on Form 10-K on March 15, 2004.
(b)	Reports on Form 8-K:
On November 5, 2003, the Corporation furnished a Current Report on Form 8-K, pursuant to Item 12, announcing its third quarter 2003 financial results.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

BY	______________/s/ T. Randy Stevens_______________________
T. Randy Stevens, Chief Executive Officer and President

Date	_________________April 20, 2004_________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

BY	______________/s / Patricia N. McClanahan_______________________
Patricia N. McClanahan, Chief Financial Officer and Treasurer

Date	_________________April 20, 2004_________________________

Signatures -- continued

________/s/ Kenneth A. Abercrombie_______	________/s/ Joseph W. Remke, III__________
Kenneth A. Abercrombie, Director	Joseph W. Remke, III, Director
Date April 20, 2004_____________	Date April 20, 2004_____________

__________/s/ James L Bailey, Jr.__________	__________/s/ T. Randy Stevens III________
James L. Bailey, Jr., Director	T. Randy Stevens, Director
Date April 20, 2004_____________	Date April 20, 2004_____________

___________/s/ Hulet M. Chaney__________	________/s/ John P. Tomlinson, III________
Hulet M. Chaney, Director	John P. Tomlinson, III, Director
Date April 20, 2004_____________	Date April 20, 2004_____________

__________/s/ H. Terry Cook, Jr.___________	__________/s/ William R. Walter__________
H. Terry Cook, Jr., Director	William R. Walter, Director
Date April 20, 2004_____________	Date April 20, 2004_____________

__________/s/ Tom Napier Gordon_________	___________/s/ Dan C. Wheeler___________
Tom Napier Gordon, Director	Dan C. Wheeler, Director
Date April 20, 2004_____________	Date April 20, 2004_____________

_________/s/ O. Rebecca Hawkins_________	__________/s/ David S. Williams__________
O. Rebecca Hawkins, Director	David S. Williams, Director
Date April 20, 2004_____________	Date April 20, 2004_____________

________/s/ Waymon L. Hickman_________	__________/s/ W. Donald Wright__________
Waymon L. Hickman, Director	W. Donald Wright, Director
Date April 20, 2004_____________	Date April 20, 2004_____________

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

Exhibit Number	Title or Description
3.1	Charter.
3.2	Articles of Amendment to Charter.
3.3	By-laws.
4.1	Form of Specimen Stock Certificate.
10.4	Executive Salary Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992.
10.5	Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002.
10.6	Change in Control agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002.
31.1

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.