Form 10-Q
period 2004-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2004-05-10
CIK 703329

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number: _0-10972_

______________________First Farmers and Merchants Corporation_____________________
(Exact name of registrant as specified in its charter)

___________________Tennessee_____________________	_______62-1148660_______
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
____________Columbia, Tennessee____________	_______38402 - 1148_______
(Address of principal executive offices)	(Zip Code)
____________________________(931) 388-3145_____________________________
(Registrant's telephone number, including area code)

___________________________Not Applicable______________________________
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

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. __5,840,000 shares as of April 30, 2004__

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - March 31, 2004, and December 31, 2003.

Consolidated statements of income - For the three months ended March 31, 2004, and March 31, 2003.

Consolidated statements of cash flows - For the three months ended March 31, 2004, and March 31, 2003.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
		March 31	December 31
	(Dollars in Thousands)	2004	2003
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$21,942	$26,137
	Interest-bearing deposits in banks	297	297
	Federal funds sold	10,800	12,000
	Total cash and cash equivalents	33,039	38,434
	Securities
	Available for sale (amortized cost $247,305
	and $243,038, respectively)	255,100	249,653
	Held to maturity (fair value $83,5570
	and $84,199, respectively)	77,946	79,138
	Total securities	333,046	328,791
	Loans, net of deferred fees	417,024	424,504
	Allowance for possible loan losses	(9,158)	(10,123)
	Net loans	407,866	414,381
	Bank premises and equipment, at cost
	less allowance for depreciation	12,964	12,997
	Core deposit and other intangibles	12,779	13,042
	Other assets	20,707	21,168
	TOTAL ASSETS	$820,401	$828,813
LIABILITIES	Deposits
	Noninterest-bearing	$111,733	$112,334
	Interest-bearing (including certificates of deposit
	over $100,000: 2004 - $87,698; 2003 - $91,783)	594,709	604,099
	Total deposits	706,442	716,433
	Federal funds purchased and securities sold
	under agreements to repurchase	1,865	1,820
	Dividends payable	-	1,635
	Other short term liabilities	640	648
	Accounts payable and accrued liabilities	5,992	5,992
	TOTAL LIABILITIES	714,939	726,528
SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	5,840,000	29,200	29,200
	Additional paid-in capital	4,320	4,320
	Retained earnings	67,158	64,698
	Accumulated other comprehensive income	4,784	4,067
	TOTAL SHAREHOLDERS' EQUITY	105,462	102,285
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$820,401	$828,813
(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	(Dollars In Thousands, Except Per Share Data)

	Three Months Ended March 31,	2004	2003
INTEREST INCOME	Interest and fees on loans	$6,050	$7,670
	Income on investment securities
	Taxable interest	2,710	2,876
	Exempt from federal income tax	625	746
	Dividends	27	25
		3,362	3,647
	Other interest income	30	78
	TOTAL INTEREST INCOME	9,442	11,395
INTEREST EXPENSE	Interest on deposits	2,186	3,304
	Interest on other short-term borrowings	3	7
	TOTAL INTEREST EXPENSE	2,189	3,311

	NET INTEREST INCOME	7,253	8,084
	PROVISION FOR POSSIBLE LOAN LOSSES	-	410

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,253	7,674
NONINTEREST INCOME	Trust department income	523	467
	Service fees on deposit accounts	1,713	1,774
	Other service fees, commissions, and fees	97	96
	Other operating income	400	238
	Securities gains	917	-
	TOTAL NONINTEREST INCOME	3,650	2,575
NONINTEREST EXPENSES	Salaries and employee benefits	3,986	3,695
	Net occupancy expense	573	500
	Furniture and equipment expense	343	366
	Other operating expenses	2,558	2,550
	TOTAL NONINTEREST EXPENSES	7,460	7,111
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	3,443	3,138
	PROVISION FOR INCOME TAXES	982	674
	NET INCOME	$2,461	$2,464
EARNINGS PER SHARE	Common stock
	(Weighted average shares outstanding:
	5,840,000 in 2004 and 2003)	$0.42	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	(Dollars In Thousands)
	Three Months Ended March 31,	2004	2003
OPERATING	Net income	$2,461	$2,464
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible loan losses
	over net charge offs	(965)	207
	Provision for depreciation and amortization of
	premises and equipment	298	339
	Amortization of deposit base intangibles	264	264
	Amortization of investment security premiums,
	net of accretion of discounts	670	582
	Securities gains	(917)	-
	Increase in cash surrender value of life insurance contracts	(110)	(110)
	(Increase) decrease in
	Deferred income taxes	263	(107)
	Interest receivable	112	248
	Other assets	(252)	(825)
	Increase (decrease) in
	Interest payable	138	137
	Other liabilities	(137)	(344)
	Total adjustments	(636)	391
	Net cash provided by operating activities	1,825	2,855
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	17,144	4,489
	Proceeds from maturities and calls of held-to-maturity securities	4,652	9,843
	Purchases of investment securities
	Available-for-sale	(21,170)	(38,242)
	Held-to-maturity	(3,471)	-
	Net decrease in loans	7,480	27,324
	Purchases of premises and equipment	(266)	(109)
	Net cash provided by investing activities	4,369	3,305
FINANCING	Net decrease in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	(9,991)	(21,427)
	Net increase in short term borrowings	37	2,108
	Cash dividends	(1,635)	(1,577)
	Net cash used in financing activities	(11,589)	(20,896)
	Decrease in cash and cash equivalents	(5,395)	(14,736)
	Cash and cash equivalents at beginning of period	38,434	51,701
	Cash and cash equivalents at end of period	$33,039	$36,965
The accompanying notes are an integral part of the consolidated financial statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - TERMINATION OF OCC AGREEMENT

On September 3, 2002, First Farmers and Merchants National Bank, the wholly-owned subsidiary (the "Bank") of First Farmers and Merchants Corporation (the "Corporation") voluntarily entered into a written agreement with the Office of the Comptroller of the Currency (the "OCC"). The agreement related to asset quality and management and board oversight of the lending function. Loan quality and management of the lending function improved in 2003 as asset quality initiatives were put in place. On April 12, 2004, the Bank received written notice from the OCC that the agreement between the Bank and the OCC was terminated effective April 7, 2004.

Note 3 - Stock Dividend

At the Annual Shareholders' Meeting on April 20, 2004, the Corporation announced a 100% stock dividend payable to shareholders of record April 20, 2004. The Corporation issued an additional share of common stock for each share of common stock outstanding, which resulted in 5,840,000 issued shares at a par value of $10 per share. In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $29,200,000 ($10 for each additional share issued). All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "pro forma" or "anticipates," or the negatives of such terms. We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors. These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to operate and integrate new technology; and other factors generally understood to affect the financial results of financial services companies.

EXECUTIVE OVERVIEW

At March 31, 2004, the Corporation's consolidated total assets were $820,401, its consolidated net loans were $407,866, its total deposits were $706,442, and its total shareholders' equity was $105,462. The Bank has experienced a decline in loan demand as a result of a slow local economy evidenced by the closing of manufacturing plants, Bank credit quality initiatives, and significant mortgage loan refinancing activity in the low interest rate environment. Total deposits have declined also as a result of a Bank Asset/Liability Committee strategy to be less aggressive in bidding for short-term large dollar certificates of deposit. Total shareholders' equity increased 3.1% in the first quarter of 2004.

Material Changes in Financial Condition

Average earning assets for the quarter ended March 31, 2004 were down 4.7% from average earning assets at December 31, 2003 as a result of softening loan demand. As a financial institution, the Bank's primary earning asset is loans. At March 31, 2004, average net loans had decreased 7.7% compared to December 31, 2003 and represented 55.1% of average earning assets. This decrease compares to a decrease in average net loans at March 31, 2003 of 8.4%, when average net loans represented 58.4% of average earning assets. Average investments, 44.9% of average earning assets at March 31, 2004, posted a 0.7% decrease in the first three months of 2004. Average total assets were $826 million at the end of the first three months of 2004 compared to $892 million at the end of the first three months of 2003. Period-end assets were $820 million compared to $829 million at December 31, 2003, a 1.1% decrease.

The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each month, the Asset/Liability Committee of the Bank monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for the Bank. Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in Bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve. At March 31, 2004, the Bank's investment securities portfolio had $255.1 million available-for-sale securities and $77.9 million held-to-maturity securities. There were $249.7 million available-for-sale securities and $79.1 million held-to-maturity securities at December 31, 2003. The increase in available-for-sale securities resulted from investing excess funds as funding for loans declined. The Bank may sell available-for-sale securities as funding for planned increased loan demand is needed.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues. The loan portfolio also contains, as a result of the possibility of unexpected deterioration in the credit quality of borrowers, the highest exposure to risk. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the customer. The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses. This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, loan administration, and a Board of Directors oversight committee. This evaluation supported no additions to the allowance during the first three months of 2004 as a result of improved credit quality, declines in the volume of loans with past due payments, and lower volumes of potential problem loans. The allowance for possible loan and lease losses was $9.2 million or 2.2% of gross loans at March 31, 2004. This compares to $10.1 million or 2.4% at December 31, 2003. Net charge-offs for the first quarter of 2004 were $965,300, an annualized net charge-off ratio of 0.93%. Net charge-offs for the first quarter of 2003 were $202,600, an annualized net charge-off ratio of 0.17%.

A formal process is in place to provide control over underwriting of loans and monitor their collectibility. This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics and control of corrective actions, and objective monitoring of loan reviews. A Special Assets Department of the Bank identifies and monitors assets that need attention. This process identified loans totaling $12.8 million, or 3.1% of the portfolio, at March 31, 2004 that were classified as other assets especially mentioned. This compares to loans totaling $10.8 million so classified at December 31, 2003, and $5.2 million so classified at March 31, 2003. Loans totaling $17.5 million, 4.2% of the portfolio, were classified as substandard at March 31, 2004. This compares to loans totaling $22.0 million so classified at December 31, 2003, $37.2 million so classified at March 31, 2003. Loans totaling $0.7 million or 0.02% of the portfolio, were classified as doubtful at March 31, 2004. This compares to $1.9 million so classified at December 31, 2003 and $1.3 million so classified at March 31, 2003. Loans having recorded investments of $8.8 million, or 2.1% of the total portfolio, were identified as impaired at March 31, 2003 compared to $11.9 million at December 31, 2003, and $14.1 million at March 31, 2003.

There were write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first three months of 2004 that were charged to current income. The carrying value of other real estate is included in other assets on the the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell. An allowance for other real estate owned is not maintained. Any decreases or losses associated with the properties have been charged to current income. Management evaluates properties included in this category on a regular basis. The carrying value for other real estate at March 31, 2004, December 31, 2003, and March 31, 2003, totaled $1.17 million, $1.56 million, and $1.98 million, respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments. The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2004, were $67.8 million and $5.6 million, respectively. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its twenty domestic offices. The bank's average deposits declined 5.4% during the first three months of 2004 compared to a decline of 0.6% in the first three months of 2003. The primary reason for this decrease is that the Bank decreased its reliance on short-term large dollar certificates of deposit. Average total noninterest-bearing deposits were 15.8% of total deposits at March 31, 2004 contributing to the Bank's low cost of deposits. This compares to 14.2% at December 31, 2003 and 13.5% at March 31, 2003.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets. Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital. Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses. As of March 31, 2004, the Corporation's total risk-based and core capital ratios were 19.6% and 18.3%, respectively. The comparable ratios were 18.7% and 17.5% at year end 2003. As of March 31, 2004, the Bank's total risk-based and core capital ratios were 19.4% and 18.1%, respectively. The comparable ratios were 18.5% and 17.2% at December 31, 2003. As of March 31, 2004, the Corporation and the Bank had a ratio of core capital to average total assets of 10.9% and 10.8%, respectively, compared to 10.3% and 10.2% at December 31, 2003. Management believes, as of March 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

Most of the capital needs of the Bank have historically been financed with retained earnings and deposit gathering and the Corporation's primary source of liquidity is dividends declared by the Bank. The Corporation and the Bank do not have any long-term debt and do not have major plans for capital expenditures in the near future. The Corporation's average shareholders' equity at March 31, 2004 was $104.1 million, a 1.4% increase from the average at December 31, 2003. The approval of the OCC is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined by the OCC) for the year, combined with retained net profits of the preceding two years. As of March 31, 2004, the Bank could have declared additional dividends of approximately $13.2 million without regulatory agency approval. The Bank did not declare a dividend in the first quarter of 2004. Management believes that the Corporation's traditional sources of cash generated from operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, Bank management has made judgments and estimates which, in the case of the determination of the allowance for loan losses ("ALLL") and the recognition of deferred income tax assets, have been critical to the determination of the Bank's financial position, results of operations, and cash flows.

Allowance for Loan Losses

Management assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review quarterly to assess the risk in the Bank's loan portfolio. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience. Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements. These loans are generally in two different risk groups. One group is unique loans (commercial loans, including those loans considered impaired). The second group is homogenous loans (generally retail loans). The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators, and the independent loan review process. The amount allocated for impaired loans is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value. Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria. More detailed historical data is being accumulated by category of consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

Criteria considered in evaluating the adequacy of the ALLL are:

Portfolio quality trends;
Changes in the nature and volume of the portfolio;
Present and prospective economic and business conditions, locally and nationally;
Management review systems and board oversight, including external loan review processes;
Changes in credit policy, credit administration, portfolio management and procedures; and
Changes in personnel, management, and staff.

In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated. This process includes the judgment of management, input from independent loan reviews, and reviews that may have been conducted by bank regulators as part of their usual examination process.

Deferred Income Tax Assets

Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation. The Corporation and the Bank have paid taxes for many years. Management believes that it is more likely than not that these assets will be realized in future years.

Off-Balance Sheet Arrangements

As of March31, 2004, the Corporation and the Bank did not have any off-balance sheet arrangements. This was also the case at December 31, 2003.

Material Changes in Results of Operations

Total interest income was 17.1% lower in the first three months of 2004 than the first three months of 2003. Interest and fees earned on loans and investments are the components of total interest income. Interest and fees earned on loans decreased 21.1% during the first quarter of 2004 as compared to the first quarter of 2003 as a result of the decrease in the volume of average loans and reduced interest rates. Interest earned on investment securities and other investments decreased 8.9% during the first three months of 2004 compared to the first three months of 2003 as a result of reduced interest rates.

Total interest expense in the first three months of 2004 compared to the first three months of 2003 decreased 33.9% as a result of the decrease in the volume of average deposits and reduced interest rates. As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee who reviews the actual dollar change in net interest income given different interest rate movements. A negative dollar change in net interest income for a twelve-month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position. The rate risk analysis for the twelve-month period beginning April 1, 2004 and ending March 31, 2005 showed a worst-case potential change to net interest income of a negative 2.5%, or a decline in net interest income of $763,500.

Net interest income of the Corporation on a fully taxable equivalent basis is influenced primarily by changes in:

(1)	the volume and mix of earning assets and sources of funding;
(2)	market rates of interest; and
(3)	income tax rates.

The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are:

(1)	the strength of credit demands by customers;
(2)	Federal Reserve Board monetary policy; and
(3)	fiscal and debt management policies of the federal government, including changes in tax laws.

The net interest margin, on a tax equivalent basis, at March 31, 2004, March 31, 2003, and December, 31, 2003 was 4.06%, 4.19%, and 4.21%, respectively.

No additions were made to the allowance for loan losses in the first quarter of 2004. This compares to an addition of $410,000 in the first quarter of 2003. The decline in loan volume and improvements in credit quality, discussed earlier, supported the current level of the allowance at the end of the first quarter of 2004.

Noninterest income, not including a gain on the sale of available-for-sale securities of $917,000, increased 6.1% during the first three months of 2004 compared to the first three months of 2003. This increase resulted from:

(1)Income from fiduciary services provided in the Bank's trust department was up 12.1% compared to the first quarter of 2003 and represented approximately 14% of noninterest income.

(2)Service fees, approximately 46.9% of noninterest income, were down 3.4% compared to the first three months of 2003 offsetting part of the increase in trust services income.

Noninterest expenses, excluding the provision for possible loan losses, were 4.9% more in the first three months of 2004 than in the first three months of 2003. Salaries and benefits expense was up 7.9% compared to the first quarter of 2003 as a result of an increased number of employees and standard increases in salaries.

The Corporation and the Bank do not have any long-term debt or other obligations with the exception of certain operating leases. There has not been a change in these operating leases

Net income for the first quarter of 2004 was $2.46 million compared to $2.46 million for the first quarter of 2003. This was $0.42 earnings per share for each quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended March 31, 2004, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

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

(b) Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (a)
3.2	Articles of Amendment to Charter. (a)
3.3	By-laws. (a)
3.4	Amendment to By-laws.
4.1	Form of Specimen Stock Certificate. (a)
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

___________________________________

(a) Incorporated by reference from the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File Number 0-10972.

(b) Reports on Form 8-K:

On March 3, 2004, the Corporation furnished a Current Report on Form 8-K, pursuant to Item 12, announcing its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date ___May 7, 2004______	______/s/ T. Randy Stevens________________________
T. Randy Stevens, President/Chief Executive Officer

Date ___May 7, 2004______	____/s/ Patricia N. McClanahan_____________________
Patricia N. McClanahan, Treasurer/Chief Financial Officer