Form 10-K/A
period 2003-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2004-07-19
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 0-10972

_______First Farmers and Merchants Corporation_______
(Exact name of registrant as specified in its charter)
______Tennessee_____	62-1148660
State or other jurisdiction of incorporation or organization)	( (I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402 - 1148
(Address of principal executive offices)	(Zip Code)
(931) 388-3145
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10.00 per share
(Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   X     No

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends and restates the annual report of First Farmers and Merchants Corporation on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004, and as amended by Amendment No.1 on Form 10-K/A filed with the Securities and Exchange Commission on May 7, 2004 (the "Amended Report").  This amendment (i) corrects typographical errors in the information provided on the cover page and in Exhibits 31.1 and 31.2, and (ii) revises the index and list of exhibits and adds exhibits that were inadvertently omitted.  This Amendment No. 2 to the Amended Report does not reflect facts or events occurring after the March 15, 2004 filing of Form 10-K, or modify or update the disclosure contained in the Amended Report in any way other than as required to reflect changes made in Amendment No. 2.

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

(3)   The following exhibits are filed herewith:

3.1      Charter.***

3.2      Articles of Amendment to Charter. ***

 3.3     By-laws.***

                          4.1     Form of Specimen Stock Certificate.***

10.1          Profit Sharing Plan. *

10.2          First Amendment to Profit Sharing Plan. *

10.3          Second Amendment to Profit Sharing Plan.*

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

***      Filed with Amendment No. 1 of this Annual Report on Form 10-K/A on May 7, 2004.

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

FIRST FARMERS AND MERCHANTS CORPORATION

BY

/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer and President
Date July 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s / Patricia N. McClanahan
Patricia N. McClanahan, Chief Financial Officer and Treasurer
Date July 20, 2004

Signatures -- continued

/s/ Kenneth A. Abercrombie	/s/ Joseph W. Remke, III
Kenneth A. Abercrombie, Director	Joseph W. Remke, III, Director

Date July 20, 2004	Date July 20, 2004

/s/ James L Bailey, Jr.	/s/ T. Randy Stevens III
James L. Bailey, Jr., Director	T. Randy Stevens, Director

Date July 20, 2004	Date July 20, 2004

/s/ Hulet M. Chaney	/s/ John P. Tomlinson, III
Hulet M. Chaney, Director	John P. Tomlinson, III, Director

Date July 20, 2004	Date July 20, 2004

/s/ H. Terry Cook, Jr	/s/ William R. Walter
H. Terry Cook, Jr., Director	William R. Walter, Director

Date July 20, 2004	Date July 20, 2004

/s/ Tom Napier Gordon	/s/ Dan C. Wheeler
Tom Napier Gordon, Director	Dan C. Wheeler, Director

Date July 20, 2004	Date July 20, 2004

/s/ O. Rebecca Hawkins	/s/ David S. Williams
O. Rebecca Hawkins, Director	David S. Williams, Director

Date July 20, 2004	Date July 20, 2004

/s/ Waymon L. Hickman	/s/ W. Donald Wright
Waymon L. Hickman, Director	W. Donald Wright, Director

Date July 20, 2004	Date July 20, 2004

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

Exhibit Number                                                Title or Description

10.1                                  Profit Sharing Plan.

10.2                                  First Amendment to Profit Sharing Plan.

10.3                                  Second Amendment to Profit Sharing Plan.

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