Form 10-Q
period 2004-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2004-08-09
CIK 703329

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004

      or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ___________

Commission File Number:  0-10972

First Farmers and Merchants Corporation
(Exact name of registrant as specified in its charter)

Tennessee
(State or other jurisdiction of incorporation or organization)

62-1148660
(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402 - 1148
(Address of principal executive offices)	(Zip Code)

(931) 388-3145
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  __X__    No  _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  __5,840,000 shares as of August 2, 2004__

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - June 30, 2004, and December 31, 2003.

Consolidated statements of income - For the three months and six months ended June 30, 2004, and June 30, 2003.

Consolidated statements of cash flows - For the six months ended June 30, 2004, and June 30, 2003.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Dollars in Thousands)	June 30,	December 31
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$46,748	$26,137
	Interest-bearing deposits in banks	298	297
	Federal funds sold	-	12,000
	Total cash and cash equivalents	47,046	38,434
	Securities
	Available for sale (amortized cost $246,269
	and $243,038 respectively)	246,458	249,653
	Held to maturity (fair value $86,330
	and $84,199 respectively)	81,354	79,138
	Total securities	327,812	328,791
	Loans, net of deferred fees	420,108	424,504
	Allowance for possible loan losses	(8,764)	(10,123)
	Net loans	411,344	414,381
	Bank premises and equipment, at cost
	less allowance for depreciation	12,749	12,997
	Core deposit and other intangibles	12,515	13,042
	Other assets	24,150	21,168
	TOTAL ASSETS	$835,616	$828,813

LIABILITIES	Deposits
	Noninterest-bearing	$132,153	$112,334
	Interest-bearing (including certificates of deposit
	over $100,000: 2004 - $64,893; 2003 - $71,968)	579,663	604,099
	Total deposits	711,816	716,433
	Federal funds purchased and securities sold
	under agreements to repurchase	14,505	1,820
	Dividends payable	1,694	1,635
	Other short term liabilities	632	648
	Accounts payable and accrued liabilities	5,616	5,992
	TOTAL LIABILITIES	734,263	726,528

SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	5,840,000	58,400	58,400
	Additional paid-in capital	4,320	4,320
	Retained earnings	38,517	35,498
	Accumulated other comprehensive income	116	4,067
	TOTAL SHAREHOLDERS' EQUITY	101,353	102,285

	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$835,616	$828,813
(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	(Dollars In Thousands Except Per Share Data)	Three Months Ended		Six Months Ended
	(Unaudited)	June 30,		June 30,
		2004	2003	2004	2003

INTEREST INCOME	Interest and fees on loans	$5,825	$7,356	$11,875	$15,026
	Income on investment securities
	Taxable interest	2,664	2,767	5,374	5,643
	Exempt from federal income tax	631	716	1,256	1,462
	Dividends	128	50	155	75
		3,423	3,533	6,785	7,180
	Other interest income	26	51	56	129
	TOTAL INTEREST INCOME	9,274	10,940	18,716	22,335

INTEREST EXPENSE	Interest on deposits	2,060	2,992	4,246	6,296
	Interest on other short term borrowings	8	8	11	15
	TOTAL INTEREST EXPENSE	2,068	3,000	4,257	6,311

	NET INTEREST INCOME	7,206	7,940	14,459	16,024
	PROVISION FOR POSSIBLE LOAN LOSSES	(677)	350	(677)	760

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,883	7,590	15,136	15,264

NONINTEREST INCOME	Trust department income	534	442	1,057	909
	Service fees on deposit accounts	1,868	1,814	3,581	3,588
	Other service fees, commissions, and fees	113	134	210	230
	Other operating income	228	(89)	628	149
	Securities gains	-	-	917	-
	TOTAL NONINTEREST INCOME	2,743	2,301	6,393	4,876

NONINTEREST EXPENSES	Salaries and employee benefits	4,055	3,672	8,041	7,367
	Net occupancy expense	545	527	1,118	1,027
	Furniture and equipment expense	317	345	660	711
	Other operating expenses	2,652	2,722	5,210	5,272
	TOTAL NONINTEREST EXPENSES	7,569	7,266	15,029	14,377
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	3,057	2,625	6,500	5,763
	PROVISION FOR INCOME TAXES	805	820	1,787	1,494

	NET INCOME	$2,252	$1,805	$4,713	$4,269

EARNINGS PER SHARE (1)	Common stock
	5,840,000 shares outstanding	$0.39	$0.31	$0.81	$0.73
(1) Per share data has been restated to give retroactive effect to the two-for-one stock split effected as a stock dividend declared on April 20, 2004. The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)
	(Unaudited)	Six Months Ended June 30,
		2004	2003

OPERATING	Net income	$4,713	$4,269
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	(1,360)	1
	Provision for depreciation and amortization of
	premises and equipment	604	682
	Amortization of deposit base intangibles	528	696
	Amortization of investment security premiums,
	net of accretion of discounts	1,392	1,272
	Securities gains	(917)	-
	Increase in cash surrender value of life insurance contracts	(219)	(219)
	(Increase) decrease in
	Deferred income taxes	496	(190)
	Interest receivable	198	507
	Other assets	(728)	(1,424)
	Increase (decrease) in
	Interest payable	(52)	(134)
	Other liabilities	(322)	(838)
	Total Adjustments	(381)	353
	Net cash provided by operating activities	4,332	4,622

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	23,872	22,161
	Proceeds from maturities and calls of held-to-maturity securities	10,473	19,058
	Purchases of investment securities
	Available-for-sale	(27,537)	(52,586)
	Held-to-maturity	(12,732)	-
	Net decrease in loans	4,396	42,990
	Purchases of premises and equipment	(355)	(361)
	Purchase of single premium life insurance contracts	(253)	(190)
	Net cash provided by (used by) investing activities	(2,136)	31,072

FINANCING
ACTIVITIES	Net decrease in noninterest-bearing and interest-bearing deposits	(4,617)	(36,092)
	Net increase (decrease) in short term borrowings	12,668	(366)
	Cash dividends	(1,635)	(1,577)
	Net cash provided by (used by) financing activities	6,416	(38,035)

	Increase (decrease) in cash and cash equivalents	8,612	(2,341)
	Cash and cash equivalents at beginning of period	38,434	51,701
	Cash and cash equivalents at end of period	$47,046	$49,360
The accompanying notes are an integral part of the consolidated financial statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation's annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - TERMINATION OF OCC AGREEMENT

On September 3, 2002, First Farmers and Merchants National Bank, the wholly-owned subsidiary (the "Bank") of First Farmers and Merchants Corporation (the "Corporation"), voluntarily entered into a written agreement with the Office of the Comptroller of the Currency (the "OCC").  The agreement related to asset quality and management and board oversight of the lending function.  Loan quality and management of the lending function improved in 2003 as asset quality initiatives were put in place.  On April 12, 2004, the Bank received written notice from the OCC that the agreement between the Bank and the OCC was terminated effective April 7, 2004.

Note 3 - Stock Dividend

At the Annual Shareholders' Meeting on April 20, 2004, the Corporation announced a two-for-one stock split effected as a 100% stock dividend payable to shareholders of record as of April 20, 2004.  The Corporation issued an additional share of common stock for each share of common stock outstanding, which resulted in 5,840,000 shares of common stock issued and outstanding at a par value of $10 per share.  The transaction was recorded as a transfer from retained earnings to common stock in the amount of $29,200,000 ($10 for each additional share issued).  All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to this transaction.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "pro forma" or "anticipates," or the negatives of such terms.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; our ability to reprice rate-sensitive earning assets and interest-bearing liabilities; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; and other factors generally understood to affect the financial results of financial services companies.

EXECUTIVE OVERVIEW

At June 30, 2004, the Corporation's consolidated total assets were $835,616,000, its consolidated net loans were $411,344,000, its total deposits were $711,816,000, and its total shareholders' equity was $101,353,000.  During recent quarters, the Bank had experienced a decline in loan demand as a result of a slow local economy, evidenced by the closing of manufacturing plants and light commercial and industrial activity, and Bank credit quality initiatives.  Loan demand improved in the second quarter as local economic conditions strengthened and new loan products and marketing efforts were introduced.  Total deposits declined as a result of a Bank Asset/Liability Committee strategy to be less aggressive in bidding for short-term large dollar certificates of deposit.  Average shareholders' equity increased 0.65% compared to average shareholders' equity for the year ended December 31, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

Average earning assets for the six months ended June 30, 2004 were down 4.6% from average earning assets at December 31, 2003.  Lower loan volume in the first quarter reduced the six months average, but as loan volume improved in the second quarter, overnight investment of excess funds declined.  At June 30, 2004, average net loans had decreased 8.1% compared to December 31, 2003, which is lower than the decrease in average net loans at June 30, 2003 of 10.0%.  Average overnight investments were down $11,752,000 or 51.3% at June 30, 2004 compared to December 31, 2003.  Average investment securities increased 5.6% compared to the average at December 31, 2003.  Average total assets of $826 million at June 30, 2004 decreased 4.8% compared to $867 million at December 31, 2003.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for the Bank.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in Bank operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve.  At June 30, 2004, the Bank's investment securities portfolio had $246.5 million available-for-sale securities and $81.4 million held-to-maturity securities.  There were $249.7 million available-for-sale securities and $79.1 million held-to-maturity securities at December 31, 2003.  The decrease in available-for-sale securities resulted from funding loans as the demand improved.  The Bank may sell available-for-sale securities as funding for anticipated increased loan demand when needed.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues.  The loan portfolio also contains, as a result of the possibility of unexpected deterioration in the credit quality of borrowers, the highest exposure to risk in the Bank's earning assets.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  The loan portfolio is well diversified with loans generally secured by tangible personal property, real property, or stock.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit worthiness of each borrower.  The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely on a quarterly basis in conjunction with loan review reports and management asset quality reports that are discussed in meetings with loan officers, loan administration, and a Board of Directors oversight committee.  This evaluation supported a reversal of specific allocations in the allowance during the second quarter of 2004 as a result of the resolution of certain problem loans associated with those specific allocations.  Credit quality continued to improve during the second quarter as indicated by declines in the volume of loans with past due payments and lower volumes of potential problem loans.  The allowance for possible loan and lease losses was $8.8 million or 2.1% of gross loans at June 30, 2004.  This compares to $10.1 million or 2.4% at December 31, 2003.  Net charge-offs for the first half of 2004 were $682,000, an annualized net charge-off ratio of 0.32%.  This volume of net charge offs was down from net charge-offs for the first half of 2003 which were $759,000, an annualized net charge-off ratio of 0.33%.  This improvement is another result of credit quality improvements and effective procedures for addressing problem loans.

Management has developed a process to provide control over underwriting of loans and monitor their collectibility.  This process includes education and training of lending personnel on the Bank's loan policies and procedures, credit analysts to support lenders in credit underwriting, timely identification of loans with adverse characteristics and control of corrective actions, and objective monitoring of loan reviews.  A Special Assets Department of the Bank identifies and monitors assets that need attention.  This process identified loans totaling $7.9 million, or 1.9% of the portfolio, at June 30, 2004 that were classified as other assets especially mentioned.  This compares to loans totaling $10.8 million, 2.5% of the portfolio, so classified at December 31, 2003, and $9.8 million, 2.1% of the portfolio, so classified at June 30, 2003.  Loans totaling $18.5 million, 4.4% of the portfolio, were classified as substandard at June 30, 2004.  This compares to loans totaling $22.0 million, 5.2% of the portfolio, so classified at December 31, 2003 and $32.5 million, 7.1% of the portfolio, so classified at June 30, 2003.  Loans totaling $0.7 million or 0.02% of the portfolio were classified as doubtful at June 30, 2004.  This compares to $1.9 million, 0.5% of the portfolio, so classified at December 31, 2003, and $2.4 million, 0.5% of the portfolio, so classified at June 30, 2003.  Loans having recorded investments of $6.9 million, or 1.6% of the total portfolio, were identified as impaired at June 30, 2004 compared to $11.9 million at December 31, 2003, and $10.9 million at June 30, 2003.  These declines are a result of improved control over underwriting of loans, early detection of developing problem loans, and effective procedures for addressing problem loans.

There were write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the first six months of 2004 that were charged to current income.  The carrying value of other real estate is included in other assets on the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell.  An allowance for other real estate owned is not maintained.  Any decreases or losses associated with the properties have been charged to current income.  Management evaluates properties included in this category on a regular basis.  The carrying value for other real estate at June 30, 2004, December 31, 2003, and June 30, 2003, totaled $1.2 million, $1.6 million, and $1.8 million, respectively.  This decrease is another result of effective procedures for addressing problem loans.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2004, and December 31, 2003, were $63 million and $6 million and $64 million and $7 million, respectively.  Loan commitments are agreements to lend to a customer provided there is not a violation of any condition established in the contract.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its twenty domestic offices.  The Bank's average deposits declined 5.6% during the first six months of 2004 compared to a decline of 1.8% in the first six months of 2003.  The primary reason for this decrease is a Bank Asset/Liability Committee strategy to be less aggressive in bidding for short-term large dollar certificates of deposit.  Average total noninterest-bearing deposits were 16.2% of total deposits at June 30, 2004 contributing to the Bank's low cost of deposits.  This compares to 14.2% at December 31, 2003 and 13.6% at June 30, 2003.  This steady increase in noninterest-bearing deposits reflects the strength of the Bank's core deposit base and improving local economic conditions.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory and possibly additional discretionary actions by regulators that could have an adverse material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital.  Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  As of June 30, 2004, the Corporation's total risk-based and core capital ratios were 20.1% and 18.9%, respectively.  The comparable ratios were 18.7% and 17.5% at December 31, 2003.  As of June 30, 2004, the Bank's total risk-based and core capital ratios were 19.6% and 18.3%, respectively.  The comparable ratios were 18.5% and 17.2% at December 31, 2003.  As of June 30, 2004, the Corporation and the Bank had a ratio of core capital to average total assets of 11.2% and 10.8%, respectively, compared to 10.3% and 10.2% at December 31, 2003.  Capital ratios for the Corporation and the Bank are different because of different dividend payments and additional assets held by the Corporation.  Management believes, as of June 30, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposit gathering and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have major plans for capital expenditures in the near future.  The Corporation's average shareholders' equity at June 30, 2004 was $103.4 million, a 0.7% increase from December 31, 2003.  The approval of the OCC is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined by the OCC) for the year, combined with retained net profits of the preceding two years.  As of June 30, 2004, the Bank could have declared additional dividends of approximately $13.7 million without regulatory agency approval.  The Bank declared a $0.29 per share dividend in the second quarter of 2004.  Management believes that the Corporation's traditional sources of cash generated from operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.

            The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each month, the Asset/Liability Committee of the Bank monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity) which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.  A negative dollar change in net interest income for a twelve-month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the twelve-month period beginning July 1, 2004 and ending June 30, 2005 showed a worst-case potential change to net interest income of a negative 1.8%, or a decline in net interest income of $553,000.

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

           These calculated amounts are determined by assessing loans identified as having weak or declining credit quality characteristics.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group is homogenous loans (generally retail loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of our underwriting and ongoing review processes.  Each risk-rating grade for unique criticized loans is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators, and the independent loan review process.  The allocation for the remaining balance of unique loans is based on historical loss experience.  The amount allocated for impaired loans is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  More detailed historical data regarding the performance characteristics of retail and commercial loans is being accumulated to broaden the analysis and improve the monitoring of potential risk.

           Criteria considered in evaluating the adequacy of the ALLL are:

  *Portfolio quality trends;

*Changes in the nature and volume of the portfolio;

*Present and prospective economic and business conditions, locally and nationally;

*Management review systems and board oversight, including external loan review processes;

*Changes in credit policy, credit administration, portfolio management and procedures; and

*Changes in personnel, management, and staff.

           In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated.  This process includes the judgment of management, input from independent loan reviews, and reviews that may have been conducted by bank regulators as part of their usual examination process.

Deferred Income Tax Assets

Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation.  The Corporation and the Bank have paid taxes for many years.  Management believes that it is more likely than not that these assets will be realized in future years.  During the second quarter of 2004, the tax effect of excess provisions for loan losses over actual losses incurred declined as specific allocations associated with the resolution of certain problem loans, discussed earlier, were reversed.  The tax effect of unrealized gains on available-for-sale securities decreased as the market value of investment securities was less than the market value at December 31, 2003.  This decline reduced the deferred income tax liability associated with such gains and net deferred income tax assets increased.

Off-Balance Sheet Arrangements

            As of June 30, 2004, the Corporation and the Bank did not have any off-balance sheet arrangements.  This was also the case at December 31, 2003.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total interest income of $18.7 million for the six months ended June 30, 2004, was 16.2% lower than the total interest income of $22.3 million for the six months ended June 30, 2003.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans decreased 21.0% during the first six months of 2004 as compared to the same period of 2003 as a result of the decrease in the volume of average loans and reduced interest rates.  Interest earned on investment securities and other investments decreased 6.4% during the first half of 2004 compared to the first half of 2003 as a result of reduced interest rates.

            Total interest expense of $4.3 million for the six months ended June 30, 2004 decreased 32.6% compared to the six months ended June 30, 2003 as a result of the decrease in the volume of average deposits and reduced interest rates.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank's Asset/Liability Committee who reviews the actual dollar change in net interest income given different interest rate movements.

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

The net interest margin, on a tax equivalent basis, at June 30, 2004, December 31, 2003, and June 30, 2003 was 4.06%, 4.21%, and 4.24%, respectively.

            There was a $677,000 reversal of specific allocations in the allowance for loan and lease losses during the second quarter of 2004 as a result of the resolution of certain loans associated with the specific allowances.  This compares to an addition of $350,000 to the allowance during the second quarter of 2003.  While the Bank's credit quality has improved, continued improvement is ongoing to achieve certain targeted credit quality goals.  This coupled with continued economic uncertainity supported the current level of the allowance at June 30, 2004.

            Noninterest income, not including a gain on the sale of available-for-sale securities of $917,000 and a gain on the sale of assets of $314,000, increased 5.9% during the first half of 2004 compared to the first half of 2003.  This increase resulted from:

(1)    Income from fiduciary services provided in the Bank's trust department which was up 16.2% compared to the first half of 2003 and represented approximately 16.5% of noninterest income; and

(2)    Service fees, approximately 56% of noninterest income which were down 0.2% compared to the first half of 2003 offsetting part of the increase in trust services income.

Noninterest expenses, excluding the provision for possible loan losses, were 4.5% more in the first half of 2004 than in the first half of 2003.  Salaries and benefits expense was up 9.2% compared to the first half of 2003 as a result of an increased number of employees and standard increases in salaries.

Net income for the six months ended June 30, 2004 was $4.7 million compared to $4.3 million for the six months ended June 30, 2003.  This was $0.42 earnings per share for the first quarter and $0.39 earnings per share for the second quarter of 2004.  This compares to $0.42 earnings per share for the first quarter and $0.31 per share for the second quarter of 2003.

The Corporation and the Bank do not have any long-term debt or other contractual obligations, with the exception of certain operating leases.  There has not been a change in these operating leases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the quarters ended March 31, 2004 and June 30, 2004, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the quarter ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Secutities.

            At the Annual Shareholders' Meeting on April 20, 2004, the Corporation announced a two-for-one stock split effected as a 100% stock dividend payable to shareholders of record as of April 20, 2004.  The Corporation issued an additional share of common stock for each share of common stock outstanding, which resulted in 5,840,000 shares of common stock issued and outstanding at a par value of $10 per share.  The transaction was recorded as a transfer from retained earnings to common stock in the amount of $29,200,000 ($10 for each additional share issued).  All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to this transaction.

Item 4.  Submission of Matters to a Vote of Security Holders.

            The annual meeting for shareholders of the Corporation was held on Tuesday, April 20, 2004.  At the meeting, the election of directors was voted upon by the Corporation's shareholders.  At the meeting, votes were cast as follows:

	Votes In	Votes	Votes
	Favor	Abstained	Against
Kenneth A. Abercrombie	1,941,193	-	200
James L. Bailey, Jr.	1,941,253	-	140
Hulet M. Chaney	1,941,393	-	-
H. Terry Cook, Jr.	1,941,193	-	200
Tom Napier Gordon	1,914,461	-	26,932
Dr. O. Rebecca Hawkins	1,941,393	-	-
Waymon L. Hickman	1,941,393	-	-
Dr. Joseph W. Remke, III	1,941,053	-	340
T. Randy Stevens	1,941,805	-	2,588
John P. Tomlinson, III	1,941,805	-	2,588
William R. Walter	1,941,393	-	-
Dan C. Wheeler	1,941,193	-	200
Dr. David S.Williams	1,941,341	-	1,052
W. Donald Wright	1,941,393	-	-

            As indicated in the above table, Kenneth A. Abercrombie, James L. Bailey, Jr., Hulet M. Chaney, H. Terry Cook, Jr., Tom Napier Gordon, Dr. O. Rebecca Hawkins, Waymon L. Hickman, Dr. Joseph W. Remke, III, T. Randy Stevens, John P. Tomlinson, III, William R. Walter, Dan C. Wheeler, Dr. David S. Williams, and W. Donald Wright were elected as directors of the Corporation.  The terms of the directors will expire at the annual meeting of shareholders in 2005, but not before their respective successors are elected and qualified.

Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits:

EXHIBIT

NUMBER          DESCRIPTION

 3.1      Charter. (a)

 3.2      Articles of Amendment to Charter. (a)

 3.3      By-laws. (a)

 3.4      Amendment to By-laws. (b)

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

(a)    Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-10972, as filed with the Securities and Exchange Commission on May 7, 2004.

(b)    Incorporated by reference from the First Farmers and Merchants Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Number 0-10972.

(b) Reports on Form 8-K:

1.    On April 16, 2004, the Corporation furnished a Current Report on Form 8-K, pursuant to Item 5, announcing that the Bank received written notice from the Office of the Comptroller of the Currency (the "OCC") that the agreement between the Bank and the OCC, dated September 3, 2002, was terminated effective April 7, 2004.

2.    On April 21, 2004, the Corporation furnished a Current Report on Form 8-K, pursuant to Item 12, announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date	August 5, 2004	By	/s/ T. Randy Stevens
T. Randy Stevens, President/Chief Executive Officer

Date	August 5, 2004	By	/s/ Patricia N. McClanahan
Patricia N. McClanahan, Treasurer/Chief Financial Officer