Form 10-Q
period 2004-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2004-11-09
CIK 703329

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,840,000 shares as of October 22, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - September 30, 2004, and December 31, 2003.

Consolidated statements of income - For the three months and nine months ended September 30, 2004, and September 30, 2003.

Consolidated statements of cash flows - For the nine months ended September 30, 2004, and September 30, 2003.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	(Dollars in Thousands)	2004	2003
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$45,119	$26,137
	Interest-bearing deposits in banks	298	297
	Federal funds sold	-	12,000
	Total cash and cash equivalents	45,417	38,434
	Securities
	Available for sale (amortized cost $239,538
	and $243,038 respectively)	242,523	249,653
	Held to maturity (fair value $81,028
	and $84,199 respectively)	76,810	79,138
	Total securities	319,333	328,791
	Loans, net of deferred fees	443,231	424,504
	Allowance for possible loan losses	(8,752)	(10,123)
	Net loans	434,479	414,381
	Bank premises and equipment, at cost
	less allowance for depreciation	12,691	12,997
	Core deposit and other intangibles	12,251	13,042
	Other assets	23,270	21,168
	TOTAL ASSETS	$847,441	$828,813

LIABILITIES	Deposits
	Noninterest-bearing	$127,754	$112,334
	Interest-bearing (including certificates of deposit
	over $100,000: 2004 - $82,690; 2003 - $71,968)	592,208	604,099
	Total deposits	719,962	716,433
	Federal funds purchased and securities sold
	under agreements to repurchase	15,241	1,820
	Dividends payable	-	1,635
	Other short term liabilities	623	648
	Accounts payable and accrued liabilities	6,642	5,992
	TOTAL LIABILITIES	742,468	726,528

SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	5,840,000	58,400	58,400
	Additional paid-in capital	4,320	4,320
	Retained earnings	40,428	35,498
	Accumulated other comprehensive income	1,825	4,067
	TOTAL SHAREHOLDERS' EQUITY	104,973	102,285

	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$847,441	$828,813

(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands Except Per Share Data)	Three Months Ended		Nine Months Ended
	(Unaudited)	September 30,		September 30,
		2004	2003	2004	2003

INTEREST INCOME	Interest and fees on loans	$6,203	$7,054	$18,078	$22,080
	Income on investment securities
	Taxable interest	2,497	2,643	7,871	8,286
	Exempt from federal income tax	652	644	1,908	2,106
	Dividends	30	27	185	102
		3,179	3,314	9,964	10,494
	Other interest income	7	56	63	185
	TOTAL INTEREST INCOME	9,389	10,424	28,105	32,759

INTEREST EXPENSE	Interest on deposits	2,054	2,670	6,300	8,966
	Interest on other short term borrowings	25	3	36	18
	TOTAL INTEREST EXPENSE	2,079	2,673	6,336	8,984

	NET INTEREST INCOME	7,310	7,751	21,769	23,775
	PROVISION FOR POSSIBLE LOAN LOSSES	-	40	(677)	800

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,310	7,711	22,446	22,975

NONINTEREST INCOME	Trust department income	522	447	1,579	1,356
	Service fees on deposit accounts	1,852	1,806	5,433	5,394
	Other service fees, commissions, and fees	92	132	302	362
	Other operating income	202	(48)	830	101
	Securities gains	-	-	917	-
	TOTAL NONINTEREST INCOME	2,668	2,337	9,061	7,213

NONINTEREST EXPENSES	Salaries and employee benefits	3,808	3,913	11,849	11,280
	Net occupancy expense	582	602	1,700	1,629
	Furniture and equipment expense	302	301	962	1,012
	Other operating expenses	2,515	2,521	7,725	7,793
	TOTAL NONINTEREST EXPENSES	7,207	7,337	22,236	21,714
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	2,771	2,711	9,271	8,474
	PROVISION FOR INCOME TAXES	859	625	2,646	2,119

	NET INCOME	$1,912	$2,086	$6,625	$6,355

EARNINGS PER SHARE (1)	Common stock
	5,840,000 shares outstanding	$0.33	$0.36	$1.13	$1.09
(1) Per share data has been restated to give retroactive effect to the two-for-one stock split effected as a stock dividend declared on April 20, 2004.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)	Nine Months Ended
	(Unaudited)	September 30,
		2004	2003

OPERATING	Net income	$6,625	$6,355
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible
	loan losses over net charge offs	(1,372)	(373)
	Provision for depreciation and amortization of
	premises and equipment	908	982
	Amortization of deposit base intangibles	792	960
	Amortization of investment security premiums,
	net of accretion of discounts	2,095	1,935
	Securities gains	(917)	-
	Increase in cash surrender value of life insurance contracts	(329)	(328)
	(Increase) decrease in
	Deferred income taxes	376	25
	Interest receivable	360	759
	Other assets	(852)	281
	Increase (decrease) in
	Interest payable	(105)	(396)
	Other liabilities	755	413
	Total Adjustments	1,711	4,258
	Net cash provided by operating activities	8,336	10,613

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	29,956	36,581
	Proceeds from maturities and calls of held-to-maturity securities	18,872	21,655
	Purchases of investment securities
	Available-for-sale	(27,587)	(71,963)
	Held-to-maturity	(16,609)	-
	Net (increase) decrease in loans	(18,726)	64,708
	Purchases of premises and equipment	(602)	(723)
	Purchase of single premium life insurance contracts	(253)	(190)
	Net cash provided by (used by) investing activities	(14,949)	50,068

FINANCING	Net increase (decrease) in noninterest-bearing and interest-bearing deposits	3,529	(43,215)
ACTIVITIES	Net increase in short term borrowings	13,396	182
	Cash dividends	(3,329)	(3,183)
	Net cash provided by (used by) financing activities	13,596	(46,216)

	Increase in cash and cash equivalents	6,983	14,465
	Cash and cash equivalents at beginning of period	38,434	51,701
	Cash and cash equivalents at end of period	$45,417	$66,166
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

NOTE 2 - STOCK DIVIDEND

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "pro forma" or "anticipates," or the negatives of such terms.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; and other factors generally understood to affect the financial results of financial services companies.

EXECUTIVE OVERVIEW

At September 30, 2004, the Corporation's consolidated total assets were $847 million, its consolidated net loans were $434 million, its consolidated total deposits were $720 million, and its total shareholders' equity was $105 million.  During recent quarters, the Bank had experienced a decline in loan demand as a result of a slow local economy, evidenced by the closing of manufacturing plants and light commercial and industrial activity, and Bank credit quality initiatives.  Loan demand improved in the second quarter as local economic conditions strengthened and new loan products and marketing efforts were introduced.  The improvement in loan growth continued in the third quarter of 2004 with the loan portfolio increasing 5.5%.  Contributing to the Bank's loan growth were a substantial slowing in the runoff experienced during the last two fiscal years and the first quarter of 2004; an increased volume of direct loans booked, and a portfolio of loans purchased from another bank.  Average total deposits for the nine months ended September 30, 2004 were 5.8% lower than average deposits at December 31, 2003, with 16.1% of the total being non-interest bearing.  Shareholders' equity increased 2.6% compared to shareholders' equity at December 31, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

Average earning assets for the nine months ended September 30, 2004 were down 4.4% from average earning assets at December 31, 2003.  Lower loan volume in the first quarter of 2004 reduced the nine months results, but as loan volume improved in the second and third quarters, overnight investment of excess funds declined.  At September 30, 2004, average net loans decreased 6.8% from December 31, 2003, which was lower than the decrease in average net loans of 11.7% at September 30, 2003 from December 31, 2002.  Average overnight investments were down $14.9 million or 65.2% at September 30, 2004 compared to December 31, 2003, which was attributable to the improved loan volume.  Average investment securities at September 30, 2004 increased 3.4% compared to the average at December 31, 2003.  Average total assets of $825 million at September 30, 2004 decreased 4.8% compared to $867 million at December 31, 2003.

 Securities

Available-for-sale securities are an integral part of the asset/liability management process for the Bank.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in Bank operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At September 30, 2004, the Bank's investment securities portfolio had $242.5 million available-for-sale securities and $76.8 million held-to-maturity securities compared to $249.7 million available-for-sale securities and $79.1 million held-to-maturity securities at December 31, 2003.  The $7.2 million, or 2.9%, decrease in available-for-sale securities resulted from not replacing maturing securities and a sale of securities to fund loans as the demand improved.  The Bank is likely to sell additional available-for-sale securities as funding for anticipated increased loan demand when needed.  The $2.3 million, or 2.9%, decrease in the held-to-maturity securities resulted from normal maturities in the portfolio not being replaced.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues for the Corporation.  The loan portfolio also contains, as a result of the possibility of unexpected deterioration in the credit quality of borrowers, the highest exposure to risk in the Bank's earning assets.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  The loan portfolio is well diversified with loans generally secured by tangible personal property, real property or stock.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on the credit worthiness of each borrower.  The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely on a quarterly basis in conjunction with loan review reports and management asset quality reports that are discussed in meetings with loan officers, loan administration and a Bank Board of Directors oversight committee.  This evaluation supported a reversal of specific allocations in the allowance during the second quarter of 2004 as a result of the resolution of certain problem loans associated with those specific allocations.  Credit quality continued to improve during the third quarter as indicated by declines in the volume of loans with past due payments and potential problem loans.  The allowance for possible loan and lease losses was $8.8 million or 1.97% of gross loans at September 30, 2004.  This compares to $10.1 million or 2.4% at December 31, 2003.  Net charge-offs for the nine months ended September 30, 2004 were $695,000, an annualized net charge-off ratio of 0.21% of gross loans.  This compares to net charge-offs for the nine months ended September 30, 2003 of $1.1 million, or an annualized net charge-off ratio of 0.36% of gross loans.  This improvement is another result of credit quality improvements and effective procedures for addressing problem loans.

Management has developed a process to provide control over underwriting of loans and to monitor the collectibility of loans.  This process includes education and training of lending personnel on the Bank's loan policies and procedures, credit analysts to support lenders in credit underwriting, timely identification of loans with adverse characteristics and control of corrective actions, and objective monitoring of loan reviews.  A Special Assets Department of the Bank identifies and monitors assets that need attention.  This process identified loans totaling $16.4 million, or 3.7% of the portfolio, at September 30, 2004 that were classified as special mention loans.  This compares to loans totaling $10.8 million, 2.5% of the portfolio, so classified at December 31, 2003, and $4.7 million, 1.1% of the portfolio, so classified at September 30, 2003.  Special mention loans are in a transitional rating and, while swings in the volume are not unexpected, the Bank expects improvement in these credits and other special mention credits as local market conditions continue to improve.  Loans totaling $10.9 million, 2.5% of the portfolio, were classified as substandard at September 30, 2004.  This compares to loans totaling $22.0 million, 5.2% of the portfolio, so classified at December 31, 2003 and $30.0 million, 6.9% of the portfolio, so classified at September 30, 2003.  Classified loans continued to improve in the third quarter of 2004.  Loans totaling $1.1 million, 0.2% of the portfolio, were classified as doubtful at September 30, 2004.  This compares to $1.9 million, 0.5% of the portfolio, so classified at December 31, 2003, and $1.5 million, 0.3% of the portfolio, so classified at September 30, 2003.  Loans having recorded investments of $6.3 million, 0.1% of the total portfolio, were identified as impaired at September 30, 2004 compared to $11.9 million at December 31, 2003, and $14.2 million at September 30, 2003.  These declines are a result of improved control over underwriting of loans, early detection of developing problem loans, and effective procedures for addressing problem loans.

There were write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value during the nine months ended September 30, 2004 that were charged to current income.  The carrying value of other real estate is included in other assets on the balance sheet and represents real estate acquired through foreclosure, which is stated at the lower of cost or fair value minus cost to sell.  An allowance for other real estate owned is not maintained.  Any decreases or losses associated with the properties have been charged to current income.  Management evaluates properties included in this category on a regular basis.  The carrying value for other real estate at September 30, 2004, December 31, 2003, and September 30, 2003, totaled $0.97 million, $1.6 million, and $0.92 million, respectively.  The decrease during the nine months ended September 30, 2004 is another result of effective procedures for addressing problem loans.  The significant increase in the fourth quarter of 2003 was the foreclosure on one large property that was sold in the first quarter of 2004.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its twenty domestic offices.  The Bank's average deposits declined 5.8% during the nine months ended September 30, 2004 compared to a decline of 3.0% during the same period in 2003.  The primary reason for this decrease is a Bank Asset/Liability Committee strategy to be less aggressive in bidding for short-term large dollar certificates of deposit.  Average total noninterest-bearing deposits were 16.2% of total deposits at September 30, 2004, contributing to the Bank's low cost of deposits.  This compares to 14.2% at December 31, 2003 and 13.9% at September 30, 2003.  This steady increase in noninterest-bearing deposits reflects the strength of the Bank's core deposit base and improving local economic conditions.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory and possibly additional discretionary actions by regulators that could have an adverse material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) are considered Tier 1 ("core") capital.  Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock and a defined percentage of the allowance for possible loan losses.  At September 30, 2004, the Corporation's total risk-based and core capital ratios were 19.6% and 18.4%, respectively.  The comparable ratios were 18.7% and 17.5% at December 31, 2003.  At September 30, 2004, the Bank's total risk-based and core capital ratios were 19.4% and 18.1%, respectively.  The comparable ratios were 18.5% and 17.2% at December 31, 2003.  At September 30, 2004, the Corporation and the Bank had a ratio of core capital to average total assets of 11.2% and 11.1%, respectively, compared to 10.3% and 10.2% at December 31, 2003.  Capital ratios for the Corporation and the Bank are different because of different dividend payments and additional assets held by the Corporation.  Management believes, at September 30, 2004, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and current deposit gathering, and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have major plans for capital expenditures in the near future.  The Corporation's average shareholders' equity at September 30, 2004 was $103.4 million, a 0.7% increase from $102.7 million at December 31, 2003.  The approval of the Office of the Comptroller of the Currency ("OCC") is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined by the OCC) for the year, combined with retained net profits of the preceding two years.  At September 30, 2004, the Bank could have declared additional dividends of approximately $15.6 million, or $2.67 per share, without regulatory agency approval.  The Bank declared a $0.29 per share dividend, 0.11% of the allowable amount, in the second quarter of 2004.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.

            The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each month, the Asset/Liability Committee of the Bank monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity), which is the principal factor used by the Bank's management in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.  A negative dollar change in net interest income for a twelve-month period of less than 4.5% of net interest income for any three hundred basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the twelve-month period beginning October 1, 2004 and ending September 30, 2005 showed a worst-case potential change to net interest income of a negative 1.7%, or a decline in net interest income of $532,000 based on facts currently available to management of the Bank.

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.  In connection with the application of those principles, Bank management has made judgments and estimates which, in the case of the determination of the allowance for loan losses ("ALLL") and the recognition of deferred income tax assets, have been critical to the determination of the Bank's financial position, results of operations and cash flows.  During the nine months ended September 30, 2004, there was no significant change in the Corporation's critical accounting policies and no significant change in the application of critical accounting policies as presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

Allowance for Loan Losses

           Management assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review each quarter to assess the risk in the Bank's loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience.  Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.  There were no changes in methodology or developments in this calculation process during the third quarter of 2004

Deferred Income Tax Assets

Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.  During the second quarter of 2004, the tax effect of excess provisions for loan losses over actual losses incurred declined as specific allocations associated with the resolution of certain problem loans, discussed above, were reversed.  The tax effect of unrealized gains on available-for-sale securities decreased as the market value of investment securities was less than the market value at December 31, 2003.  This decline reduced the deferred income tax liability associated with such gains and net deferred income tax assets increased.  There were not any material changes in deferred income tax assets in the third quarter of 2004.

Off-Balance Sheet Arrangements

            The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2004 were $69 million and $5 million, respectively, and at December 31, 2003 were $64 million and $7 million, respectively.  Loan commitments are agreements to lend to a customer provided there is not a violation of any condition established in the contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.  At September 30, 2004 and December 31, 2003, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit discussed earlier.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

            Total interest income of $28.1 million for the nine months ended September 30, 2004, was 14.2% lower than the total interest income of $32.8 million for the nine months ended September 30, 2003.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans decreased 18.1%, from $22 million to $18 million, during the nine months ended September 30, 2004 as compared to the same period of 2003 as a result of the decrease in the volume of average loans during the nine months ended September 30, 2004, and lower interest rates on new loans.  Interest earned on investment securities and other investments decreased 6.1% during the nine months ended September 30, 2004 compared to the same period of 2003 as a result of lower interest yields on new purchases replacing higher yields on matauring securities.

            Total interest expense of $6.3 million for the nine months ended September 30, 2004 decreased 29.5%, $2.6 million, compared to $9.0 million for the nine months ended September 30, 2003 as a result of the decrease in the volume of average deposits and reduced interest rates.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank's Asset/Liability Committee, which reviews the actual dollar change in net interest income given different interest rate movements.

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

The net interest margin, on a tax equivalent basis, at September 30, 2004, December 31, 2003, and September 30, 2003 was 4.07%, 4.21%, and 4.26%, respectively.

            There was a $677,000 reversal of specific allocations in the allowance for loan and lease losses during the nine months ended September 30, 2004 as a result of the resolution of certain loans associated with the specific allowances.  This compares to an addition of $800,000 to the allowance during the nine months ended September 30, 2003.  While the Bank's credit quality has improved, continued efforts to achieve certain targeted credit quality goals are ongoing.  These continued efforts, coupled with continued economic uncertainity, supported the current level of the allowance at September 30, 2004.

            Noninterest income, not including a gain on the sale of available-for-sale securities of $917,000 and a gain on the sale of assets of $519,000, increased 5.7% from $7.6 million for the nine months ended September 30, 2004 compared to $7.2 million for the nine months ended September 30, 2003.  This increase resulted from:

(1)    Income from fiduciary services provided in the Bank's trust department which was up 16.5% compared to the nine months ended September 30, 2003 and represented approximately 20.7% of noninterest income; and

(2)    Service fees, approximately 71% of noninterest income, which increased 0.7% compared to the nine months ended September 30, 2003.

Noninterest expenses, excluding the provision for possible loan losses, were $22.2 million , or 2.4% more in the nine months ended September 30, 2004 than $21.7 million in the nine months ended September 30, 2003.  Salaries and benefits expense was up $569 thousand or 5.1% in this period as a result of an increased number of employees and standard increases in salaries.

Net income for the nine months ended September 30, 2004 was $6.6 million compared to $6.4 million for the nine months ended September 30, 2003.  This yielded $1.13 earnings per share for the nine months ended September 30, 2004 and $0.33 earnings per share for the third quarter of 2004, compared to $1.09 earnings per share for the nine months ended September 30, 2003 and $0.36 per share for the third quarter of 2003.

The Corporation and the Bank do not have any long-term debt or other material contractual obligations, with the exception of certain operating leases.  There has not been a change in these operating leases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2004, there were no material changes in quantitative and qualitative disclosures about market risk from those presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the quarter ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

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

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date October 29, 2004	By	/s/ T. Randy Stevens
T. Randy Stevens, President/Chief Executive Officer

Date October 29, 2004	By	/s/ Patricia N. McClanahan
Patricia N. McClanahan, Treasurer/Chief Financial Officer