Form 10-K
period 2004-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2005-03-16
CIK 703329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one) FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
Or
[ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ___________________________ to _______________________________________________

Commission file number 0-10972

First Farmers and Merchants Corporation
(Exact name of registrant as specified in its charter)
Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
816 South Garden Street
Columbia, Tennessee	38402 - 1148
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code - (931) 388-3145

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10.00 per share

(Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes          [  ] No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  [X]Yes            [  ] No

The aggregate market value of the voting stock held by non-affiliates of First Farmers and Merchants Corporation at March 1, 2005, was $209,072,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as the latest practicable date.   5,840,000 shares as of March 1, 2005

DOCUMENTS INCORPORATED BY REFERENCE

(1)               Annual Report to Shareholders for Fiscal Year Ended December 31, 2004-Part II of this Report.

(2)               Proxy Statement for 2004 Annual Shareholders' Meeting to be held on April 19, 2005 -- Part III of this Report.

PART I

Item 1.  Business.

            First Farmers and Merchants Corporation (the "Corporation") was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2004, the only subsidiary of the Corporation was First Farmers and Merchants National Bank (the "Bank").  The Bank is a national banking association which was organized in 1954 as a successor to a state bank organized in 1909.  The financial condition of the Corporation should be evaluated in terms of the Bank's operations within its service area.  Its principal office is located at 816 South Garden Street, Columbia, Maury County, Tennessee.  The Bank has offices in six counties in southern Middle Tennessee that are listed in the table below.

Maury County	Giles County	Marshall County
Columbia	Pulaski	Lewisburg
Main Office	Martin House	Ellington
High Street	West College	Downtown
Hatcher Lane		East Commerce
Campbell Plaza		Chapel Hill
Northside	Lawrence County
Mt. Pleasant	Lawrenceburg
Spring Hill	Locust Avenue
	Crockett	Hickman County
Dickson County	Leoma	Centerville
White Bluff	Loretto	East Hickman

The Bank provides only automatic teller machine services in the Saturn General Assembly Building, 100 Saturn Parkway, Spring Hill; in Lawrenceburg at the Quik Mart on East Gaines street; in Columbia at the Tennessee Farm Bureau, Columbia State Community College, Columbia Quik Mart on Hampshire Pike, and Maury Regional Hospital;, and in Marshall County at Marshall Plaza, Higgs Road and On-the-Run Market at 1550 Franklin Pike in Lewisburg.

            The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal, and regulatory policies of governmental agencies.  Lending activities are influenced by the general credit needs of small businesses in the Bank's service area, competition among lenders, the level of interest rates, and the availability of funds.  The loan portfolio of the Bank is comprised of commercial, commercial and residential real estate, and retail installment loans.  Such loans are primarily originated within the Bank's service area in southern Middle-Tennessee.  Deposits are the primary source of funds for the Bank.  Such deposits consist of checking accounts, regular savings deposits, NOW accounts, money market accounts, and market rate certificates of deposit.  Deposits are attracted from individuals and businesses in the Bank's service area.  In addition, the Bank obtains deposits from state and local entities and, to a lesser extent, U. S. Government entities and other depository institutions.  Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the Bank's service area.

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

             On April 20, 2004, the Corporation's shareholders approved a two-for-one split effected in the form of a 100% stock dividend to shareholders of record on April 20, 2004.  In accordance with State corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $29,200,000 ($10 for each additional share issued).  All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to the transaction.

            For more information regarding the business of the Corporation and the Bank, please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report to Shareholders', incorporated by reference herein (the "Annual Report").

            The Internet website of the Corporation and the Bank is "www.fandmbank.com."  Our Annual Report is available free of charge on our Internet website. A request to receive an Annual Report through the mail free of charge, that includes a name and address, can be made at the "Contact Us" link on our website.

Employees

The Corporation has no employees.  Its subsidiary, the Bank, had approximately three hundred and one (301) full-time employees and fifty-nine (59) part-time employees.  Five of the Bank's officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, a salary continuation plan, a deferred compensation plan, an executive split-dollar life insurance plan, training programs, group life and health insurance, and paid vacations.

Item 2.  Properties.

            At December 31, 2004, the Bank maintained a main office in Columbia, Tennessee, twenty other offices (four of which are located on real property that is leased) and nine separate automatic teller or cash dispensing machine locations.  For more information on these properties owned by the Corporation and the Bank, please refer to Note 5 and Note 7 of Notes to Consolidated Financial Statements which are a part of the Annual Report that is included as an exhibit to this filing.  Other real estate owned by the Bank as of December 31, 2004, included:  (1) a residential lot at 221 Columbia Highway in Lawrenceburg, Lawrence County, Tennessee; (2) an 831 square foot residential property at 424 Jones Street, Pulaski, Giles County, Tennessee; (3) a 4.54 acre property with a 7,500 square foot commercial building and a 4.77 acre property with an 18,000 square foot commercial building at 2617 Harlan Farm Road, Columbia, Maury County, Tennessee; (4) a 2.54 acre out parcel on Parkway Plaza in Lewisburg, Marshall County, Tennessee; (5) commercial property at 20 Ardmore Highway, Fayetteville, Lincoln County, Tennessee; and (6) 5.9 acres on Huntsville Highway, Fayetteville, Lincoln County, Tennessee.  The properties held as "other real estate" are not depreciated.

Item 3.  Legal Proceedings.

            The Corporation and the Bank are, from time to time, subject to claims or suits arising in the ordinary course of business.  Neither the Corporation or the Bank currently is a party to any proceeding which, in management's opinion, would have a material adverse effect on the Corporation's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of the shareholders of the Corporation, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

            A discussion of the Corporation's common stock, related shareholder matters, and purchases of equity securities is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Item 6.  Selected Financial Data.

            The selected financial data is incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are a part of the Annual Report that is included as an exhibit to this filing.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

            A discussion of the market risk of the Corporation and the Bank as of December 31, 2004 related to the investment debt and equity securities held by the Corporation and the Bank is incorporated by reference to Note 2 in Notes To Consolidated Financial Statements, which is a part of the Annual Report that is included as an exhibit to this filing.  A discussion of the market risk in the loan portfolio of the Bank is incorporated by reference to Note 3 in Notes To Consolidated Financial Statements, which is a part of the Annual Report that is included as an exhibit to this filing.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Item 8.  Financial Statements and Supplementary Data.

            Financial statements and supplementary data are incorporated herein by reference to Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are a part of the Annual Report that is included as an exhibit to this filing.

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

(b)  Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation's internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

            (c)  Management's Report on Internal Control Over Financial Reporting.  As of the date of filing this Form 10-K, the Corporation and its registered public accounting firm have not finalized the report of management and the related attestation of the registered public accounting firm regarding the effectiveness of the Corporation's internal control over financial reporting.  In reliance on the Securities Exchange Commission's 45-day extension for issuers of a certain size, the required management report and related registered public accounting firm attestation are not included with this Form 10-K, but, rather, will be included in an amendment to this Form 10-K to be filed by the Corporation prior to the expiration of the 45-day extension.  Currently, management of the Corporation is not aware of any material weaknesses in the Corporation's internal control over financial reporting; however, no assurances can be given that a material weakness will not be discovered between the date of this Form 10-K and the date of the filing of the amendment to this Form 10-K described in this paragraph.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

            Reference is made to the Corporation's definitive Proxy Statement, which is incorporated herein by reference, to page 4, Director Nominee Information Table, and the section, Executive Officers, on page 6 and page 7.

Item 11.  Executive Compensation.

            Reference is made to the Corporation's definitive Proxy Statement, which is incorporated herein by reference to the section, Compensation of Directors and Officers, page 11 through page 15.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Reference is made to the Corporation's definitive Proxy Statement, which is incorporated herein by reference to the section, Security Ownership of Certain Beneficial Owners and Management, on page 5 and page 6.

Item 13.  Certain Relationships and Related Transactions.

            Reference is made to the Corporation's definitive Proxy Statement, which is incorporated herein by reference to the section, Related Party Transactions, on page 13 and page 14.

Item 14.  Principal Accountant Fees and Services.

Reference is made to the Corporation's definitive Proxy Statement which is incorporated herein by reference to the section, Report of the Bank's Audit/Compliance/CRA Committee, on page 17 and page 18.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                (1) Financial statements are incorporated herein by reference to Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are a part of the Annual Report that is included as an exhibit to this filing.

            (2) All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements referenced in Item 15 (a)(1).

(3)   The following exhibits are filed herewith:

3.1      Charter (a)

3.2      Articles of Amendment to Charter (a)

 3.3     By-laws (b)

                          4.1     Form of Specimen Stock Certificate (a)

10.1          Profit Sharing Plan (c)

10.2          First Amendment to Profit Sharing Plan (c)

10.3          Second Amendment to Profit Sharing Plan (c)

10.4          Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (c)

10.5          Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002 (c)

10.6          Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (c)

                        13.1   Annual Report to Shareholders

                        21.1     List of Subsidiaries

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

(c)        Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-10972, as filed with the Securities and Exchange Commission on July 19, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

BY                               /s/ T. Randy Stevens

                 T. Randy Stevens, Chief Executive Officer and President

Date                                  March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                               /s / Patricia N. McClanahan

            Patricia N. McClanahan, Chief Financial Officer and Treasurer

Date                                  March 15, 2005

Signatures -- continued

/s/ Kenneth A. Abercrombie	/s/ Joseph W. Remke, III
Kenneth A. Abercrombie, Director	Joseph W. Remke, III, Director

Date March 15, 2005	Date March 15, 2005

/s/ James L Bailey, Jr.	/s/ T. Randy Stevens III
James L. Bailey, Jr., Director	T. Randy Stevens, Director

Date March 15, 2005	Date March 15, 2005

/s/ Hulet M. Chaney	/s/ John P. Tomlinson, III
Hulet M. Chaney, Director	John P. Tomlinson, III, Director

Date March 15, 2005	Date March 15, 2005

/s/ H. Terry Cook, Jr	/s/ William R. Walter
H. Terry Cook, Jr., Director	William R. Walter, Director

Date March 15, 2005	Date March 15, 2005

/s/ Tom Napier Gordon	/s/ Dan C. Wheeler
Tom Napier Gordon, Director	Dan C. Wheeler, Director

Date March 15, 2005	Date March 15, 2005

/s/ O. Rebecca Hawkins	/s/ David S. Williams
O. Rebecca Hawkins, Director	David S. Williams, Director

Date March 15, 2005	Date March 15, 2005

/s/ Waymon L. Hickman	/s/ W. Donald Wright
Waymon L. Hickman, Director	W. Donald Wright, Director

Date March 15, 2005	Date March 15, 2005

FIRST FARMERS AND MERCHANTS CORPORATION

Exhibit 21.1

List of Subsidiaries

First Farmers and Merchants National Bank

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

(a)    (1) Financial statements are incorporated herein by reference to Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are a part of the Annual Report that is included as an exhibit to this filing.

            (2) All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements referenced in Item 15 (a)(1).

(3)   The following exhibits are filed herewith:

`3.1     Charter (a)

3.2      Articles of Amendment to Charter (a)

 3.3     By-laws (b)

                          4.1     Form of Specimen Stock Certificate (a)

10.7          Profit Sharing Plan (c)

10.8          First Amendment to Profit Sharing Plan (c)

10.9          Second Amendment to Profit Sharing Plan (c)

10.10      Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (c)

10.11      Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002 (c)

10.12      Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (c)

                        13.1   Annual Report to Shareholders

                        21.1     List of Subsidiaries

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

(c)        Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-10972, as filed with the Securities and Exchange Commission on July 19, 2004.