Form 10-K/A
period 2004-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2005-05-02
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark one)                                                       FORM 10-K/A

(Amendment No. 1)

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

(1)               Annual Report to Shareholders for Fiscal Year Ended December 31, 2004-Part II of this Report.

(2)               Proxy Statement for 2004 Annual Shareholders' Meeting to be held on April 19, 2005 -- Part III of this Report.

EXPLANATORY NOTE

In reliance upon the Order of the Securities and Exchange Commission (the "SEC") issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), First Farmers and Merchants Corporation (the "Corporation"), omitted from Item 9A of its Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005 (the "Original Filing"), "Management's Annual Report on Internal Control Over Financial Reporting," as required by Item 308(a) of Regulation S-K, as well as the related "Attestation Report of the Registered Public Accounting Firm," as required by Item 308(b) of Regulation S-K.

The Corporation is filing this Amendment No. 1 to Form 10-K to provide the information that was omitted from Item 9A of the Original Filing.  In connection with the amendment to Item 9A, this Amendment No. 1 provides superseding certifications in Exhibits 31.1 and 31.2 to replace those in the Original Filing.  Furthermore, this Amendment No. 1 conforms the Exhibit Index of the Original Filing to the list of exhibits in Item 15.

Except as described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

(b)  Management's Report on Internal Control Over Financial Reporting.

Management of First Farmers and Merchants Corporation (the "Corporation") is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934.  The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Corporation's internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2004.  Based on this assessment, management believes that, as of December 31, 2004, the Corporation maintained effective control over financial reporting.

            (c)  Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that First Farmers and Merchants Corporation (the "Corporation") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Farmers and Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Farmers and Merchants Corporation and its wholly-owned subsidiary, First Farmers and Merchants National Bank, as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 17, 2005, expressed an unqualified opinion.

Nashville, Tennessee

April 27, 2005

(d)  Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation's internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

10.6          Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (c)

                        13.1   Annual Report to Shareholders (d)

                        21.1     List of Subsidiaries (d)

                        31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (e)

                        31.2     Certification of the Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (e)

32.1     Certification of the Chief Executive Officer and Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (e)

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

(d)           Previously filed as an exhibit to the First Farmers and Merchants Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

(e)           Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

BY                               /s/ T. Randy Stevens

                 T. Randy Stevens, Chief Executive Officer and President

Date                                  April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                               /s / Patricia N. McClanahan

            Patricia N. McClanahan, Chief Financial Officer and Treasurer

Date                                  April 29, 2005

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

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

10.12      Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (c)

                        13.1   Annual Report to Shareholders (d)

                        21.1     List of Subsidiaries (d)

                        31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (e)

                        31.2     Certification of the Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (e)

32.1     Certification of the Chief Executive Officer and Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (d)

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

(d)           Previously filed as an exhibit to the First Farmers and Merchants Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

(e)           Filed herewith.