Form 10-Q
period 2005-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2005-05-10
CIK 703329

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

Commission File Number:  _0-10972_

_________________________First Farmers and Merchants Corporation________________________

(Exact name of registrant as specified in its charter)

_____________________Tennessee_____________________        ___________62-1148660__________

                     (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                                    816 South Garden Street

_________      ___Columbia, Tennessee____________      __________38402 - 1148__________

                                   (Address of principal executive offices)                                      (Zip Code)

___________________________________(931) 388-3145____________________________________

(Registrant's telephone number, including area code)

_________________________________Not Applicable____________________________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   __5,840,000 shares as of April 30, 2005__

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - March 31, 2005, and December 31, 2004.

Consolidated statements of income - For the three months ended March 31, 2005, and March 31, 2004.

Consolidated statements of cash flows - For the three months ended March 31, 2005, and March 31, 2004.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	(Dollars in Thousands)	2005	2004
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$24,852	$22,203
	Interest-bearing deposits in banks	48	48
	Federal funds sold	15,550	-
	Total cash and cash equivalents	40,450	22,251
	Securities
	Available for sale (amortized cost $220,805
	and $225,880, respectively)	218,978	226,792
	Held to maturity (fair value $81,869
	and $79,722, respectively)	79,483	76,267
	Total securities	298,461	303,059
	Loans, net of deferred fees	442,332	449,053
	Allowance for possible loan losses	(8,042)	(8,509)
	Net loans	434,290	440,544
	Bank premises and equipment, at cost
	less allowance for depreciation	12,390	12,417
	Core deposit and other intangibles	11,723	11,986
	Other assets	24,924	24,228
	TOTAL ASSETS	$822,238	$814,485

LIABILITIES	Deposits
	Noninterest-bearing	$117,360	$115,583
	Interest-bearing (including certificates of deposit
	over $100: 2005 - $70,780; 2004 - $71,588)	589,073	578,272
	Total deposits	706,433	693,855
	Federal funds purchased and securities sold
	under agreements to repurchase	5,321	9,128
	Dividends payable	-	1,752
	Other short term liabilities	492	614
	Accounts payable and accrued liabilities	5,403	4,948
	TOTAL LIABILITIES	717,649	710,297

SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	5,840,000 shares	58,400	58,400
	Additional paid-in capital	4,320	4,320
	Retained earnings	42,993	40,908
	Accumulated other comprehensive income	(1,124)	560
	TOTAL SHAREHOLDERS' EQUITY	104,589	104,188

	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$822,238	$814,485

(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollars In Thousands, Except Per Share Data)

	Three Months Ended March 31,	2005	2004

INTEREST INCOME	Interest and fees on loans	$6,368	$6,050
	Income on investment securities
	Taxable interest	2,287	2,710
	Exempt from federal income tax	669	625
	Dividends	34	27
		2,990	3,362
	Other interest income	36	30
	TOTAL INTEREST INCOME	9,394	9,442

INTEREST EXPENSE	Interest on deposits	2,150	2,186
	Interest on other short-term borrowings	39	3
	TOTAL INTEREST EXPENSE	2,189	2,189

	NET INTEREST INCOME	7,205	7,253
	PROVISION FOR POSSIBLE LOAN LOSSES	(796)	-

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	8,001	7,253

NONINTEREST INCOME	Trust department income	588	523
	Service fees on deposit accounts	1,590	1,713
	Other service fees, commissions, and fees	93	97
	Other operating income	187	400
	Securities gains	-	917
	TOTAL NONINTEREST INCOME	2,458	3,650

NONINTEREST EXPENSES	Salaries and employee benefits	4,023	3,986
	Net occupancy expense	603	573
	Furniture and equipment expense	293	343
	Other operating expenses	2,588	2,558
	TOTAL NONINTEREST EXPENSES	7,507	7,460
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	2,952	3,443
	PROVISION FOR INCOME TAXES	868	982

	NET INCOME	$2,084	$2,461

EARNINGS PER SHARE	Common stock
	(Weighted average shares outstanding:
	5,840,000 in 2005 and 2004)	$0.36	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars In Thousands)

	Three Months Ended March 31,	2005	2004

OPERATING	Net income	$2,084	$2,461
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible loan losses
	over net charge offs	(467)	(965)
	Provision for depreciation and amortization of
	premises and equipment	317	298
	Amortization of deposit base intangibles	264	264
	Amortization of investment security premiums,
	net of accretion of discounts	621	670
	Securities gains	-	(917)
	Increase in cash surrender value of life insurance contracts	(23)	(110)
	Deferred income taxes
	(Increase) decrease in	207	263
	Interest receivable	(28)	112
	Other assets	202	(252)
	Increase (decrease) in
	Interest payable	310	138
	Other liabilities	145	(137)
	Total adjustments	1,548	(636)
	Net cash provided by operating activities	3,632	1,825

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	13,558	17,144
	Proceeds from maturities and calls of held-to-maturity securities	645	4,652
	Purchases of investment securities
	Available-for-sale	(9,079)	(21,170)
	Held-to-maturity	(3,885)	(3,471)
	Net decrease in loans	6,721	7,480
	Purchases of premises and equipment	(290)	(266)
	Net cash provided by investing activities	7,670	4,369

FINANCING	Net increase (decrease) in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	12,579	(9,991)
	Net increase (decrease) in short term borrowings	(3,930)	37
	Cash dividends	(1,752)	(1,635)
	Net cash provided by (used in) financing activities	6,897	(11,589)

	Increase (decrease) in cash and cash equivalents	18,199	(5,395)
	Cash and cash equivalents at beginning of period	22,251	38,434
	Cash and cash equivalents at end of period	$40,450	$33,039

     The accompanying notes are an integral part of the consolidated financial statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and footnotes included in First Farmers and Merchants Corporation's annual report on Form 10-K for the year ended December 31, 2004.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "may," or "will," or the negatives of such terms.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; and other factors generally understood to affect the financial results of financial services companies.

EXECUTIVE OVERVIEW

At March 31, 2005, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $822,238, its consolidated net loans were $434,290, its total deposits were $706,433, and its total shareholders' equity was $104,589.  First Farmers and Merchants National Bank's (the "Bank") loan portfolio declined $6,721 or 1.5% during the first quarter of 2005; however, the portfolio increased $25,308 or 6.1%, compared to March 31, 2004.  The retail portion of the portfolio experienced an increase for the first quarter of 2005 while the commercial portfolio saw a decline of 3.6% compared to March 31, 2004.  Several factors led to the decline in loans during the first quarter, including continued stagnation in commercial loan volume and the payoff of several large commercial loans, including a large classified relationship, and the sale of a large classified loan.  Total deposits increased $12,578 or 1.8% during the first quarter.  Shareholders' equity increased 0.38% in the first quarter of 2005.  Shareholders' equity, not including accumulated other comprehensive income, increased 2.0% in the first quarter of 2005.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $1,124 and increased 0.4%.

MATERIAL CHANGES IN FINANCIAL CONDITION

Average earning assets for the three months ended March 31, 2005 were down 0.7% from average earning assets at December 31, 2004.  A decline in loan volume in the first quarter of 2005 occurred near the end of the quarter; however, average loans were up $17,612 or 4.2% during the quarter.  At March 31, 2004, average net loans decreased 7.7% from December 31, 2003.  Average overnight investments were down $1.7 million or 23.3% at March 31, 2005 compared to December 31, 2004, which was attributable to loan volume.  Average investment securities at March 31, 2005 were down 7.0% compared to the average at December 31, 2004.  Average total assets of $817 million at March 31, 2005 decreased 1.0% compared to an average of $825 million at December 31, 2004.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for the Bank.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve.  At March 31, 2005, the Bank's investment securities portfolio had $219.0 million available-for-sale securities and $79.5 million held-to-maturity securities.  There were $226.8 million available-for-sale securities and $76.3 million held-to-maturity securities at December 31, 2004.  The decrease in available-for-sale securities resulted from investing in the loan portfolio funds received as securities matured.  The Bank may sell available-for-sale securities as funding for planned increased loan demand as needed.  No investment securities were sold in the first quarter of 2005.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues for the Corporation.  The loan portfolio contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one to four family residential properties, represent 38% of the total loan portfolio.  The Bank recognizes this concentration, but finds the risk acceptable given the quality of underwriting and low level of historical loss experience.  Mortgage loans secured by commercial properties comprise 21% of the portfolio and have a higher level of risk and historical loss experience than residential mortgage loans.  There is not an industry concentration as measured by regulatory guidelines.  However, the Bank does have heavy exposure among six broad industry categories which include construction, manufacturing, real estate renting and leasing, other services (churches), and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the loan customers.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration, and the Board of Directors.  This evaluation supported a reversal of specific allocations in the allowance during the first quarter of 2005 as a result of the resolution of certain problem loans associated with those specific allocations.  Credit quality continued to improve during the first quarter as indicated by declines in the volume of loans with past due payments and potential problem loans.  The allowance for possible loan and lease losses was $8.0 million or 1.8% of gross loans at March 31, 2005.  This compares to $8.5 million or 1.9% at December 31, 2004.  Net recoveries for the first quarter of 2005 were $329,000.  Net charge-offs for the first quarter of 2004 were $153,000, an annualized net charge-off ratio of 0.15%.

A formal process is in place to provide control over underwriting of loans and monitor their collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics and control of corrective actions, and objective monitoring of loan reviews.  A Special Assets Department of the Bank identifies and monitors assets that need attention.  At March 31, 2005, this process identified loans totaling $6.9 million, or 1.6% of the portfolio, that were classified as other assets especially mentioned.  This compares to loans totaling $12.8 million so classified at March 31, 2004.  Loans totaling $7.0 million, 1.6% of the portfolio, were classified as substandard at March 31, 2004.  This compares to loans totaling $17.5 million so classified at March 31, 2004.  Loans totaling $0.9 million or 0.20% of the portfolio were classified as doubtful at March 31, 2005.  This compares to $0.7 million so classified at March 31, 2004.  Loans having recorded investments of $0.7 million, or 0.2% of the total portfolio, were identified as impaired at March 31, 2005 compared to $1.2 million at March 31, 2004.  These improvements in the first quarter of 2005 are indicators of the continued improvement in credit quality.

During the first three months of 2005, there were no write downs of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value that were charged to current income.  The carrying value of other real estate is included in other assets on the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell.  An allowance for other real estate owned is not maintained.  Any decreases or losses associated with the properties have been charged to current income.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its twenty domestic offices.  The Bank's average deposits declined 1.6% during the first three months of 2005 compared to a decline of 5.4% in the first three months of 2004.  The primary reason for the decrease in 2004 is that the Bank reduced its reliance on short-term large dollar certificates of deposit in 2004 and made the strategic decision to be more aggressive in pricing these deposits in the first quarter of 2005.  Average total noninterest-bearing deposits were 16.5% of total deposits at March 31, 2005, contributing to the Bank's low cost of deposits.  This compares to 15.8% at March 31, 2004.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 ("core") capital.  Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  As of March 31, 2005, the Corporation's total risk-based and core capital ratios were 19.6% and 18.3%, respectively.  The comparable ratios were 19.6% and 18.4% at year end 2004.  As of March 31, 2005, the Bank's total risk-based and core capital ratios were 19.8% and 18.6%, respectively.  As of March 31, 2005, the Corporation and the Bank had a ratio of core capital to average total assets ratio of 11.5% and 11.4%, respectively, compared to 11.3% and 11.1% at December 31, 2004.  Management believes, as of March 31, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have major plans for capital expenditures in the near future.  The Corporation's average shareholders' equity at March 31, 2005 was $104.5 million, a 0.64% increase from the average at December 31, 2004.  The approval of the Office of the Comptroller of the Currency ("OCC") is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined by the OCC) for the year, combined with retained net profits of the preceding two years.  As of March 31, 2005, the Bank could have declared additional dividends of approximately $12.8 million without regulatory agency approval.  The Bank did not declare a dividend in the first quarter of 2005.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors adopted a liquidity policy that outlines specific liquidity target balances.  The formal review of compliance with this policy is monitored quarterly by the Bank's Asset/Liability Committee and results are reported to the Board of Directors.

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

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.  In connection with the application of those principles, the Bank's management has made judgments and estimates that, in the case of the determination of the allowance for loan losses ("ALLL") and the recognition of deferred income tax assets, have been critical to the determination of the Bank's financial position, results of operations, and cash flows.

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

     Criteria considered in evaluating the adequacy of the ALLL are:

•         Portfolio quality trends;

•         Changes in the nature and volume of the portfolio;

•         Present and prospective economic and business conditions, locally and nationally;

•         Management review systems and board oversight, including external loan review processes;

•         Changes in credit policy, credit administration, portfolio management and procedures; and

•         Changes in personnel, management, and staff.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2005, were $67.9 million and $6.7 million, respectively.  These totals compare to $67.8 million outstanding loan commitments and $5.6 million stand-by letters of credit in the normal course of business at March 31, 2004.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At March 31, 2005 and December 31, 2004, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total interest income for the first three months of 2005 was $9,394 compared to $9,442 for the first three months of 2004.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans increased 5.3% during the first quarter of 2005 compared to the first quarter of 2004 as a result of the increase in the volume of average loans.  Interest earned on investment securities and other investments decreased 10.8% during the first three months of 2005 compared to the first three months of 2004 as a result of the reduced volume of investment securities and higher yielding investments maturing and being replaced with investments at lower yields.

            Total interest expense in the first three months of 2005 did not change appreciably compared to the first three months of 2004.  As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee which reviews the actual dollar change in net interest income given different interest rate movements.  A negative dollar change in net interest income for a twelve-month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the twelve-month period beginning April 1, 2005 and ending March 31, 2006 showed a worst-case potential change to net interest income of a negative 1.9%, or a decline in net interest income of $560,100.

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

The net interest margin, on a tax equivalent basis, at March 31, 2005, March 31, 2004, and December, 31, 2004 was 4.13%, 4.11%, and 4.13%, respectively.

            No additions were made to the allowance for loan losses in the first quarter of 2005 or the first quarter of 2004.  A credit was taken as of February 28, 2005, in the amount of $796,000 based upon unexpected loss recoveries and substantial reductions in the level of criticized assets during the period.

            Noninterest income decreased 32.7% during the first three months of 2005 compared to the first three months of 2004.  This decrease resulted from:

(1)    A decline in the level of overdrawn account service fees;

(2)    There were no gains on the sale of available-for-sale securities to compare to the $917 gain on the sale of available-for-sale securities in the first quarter of 2004.

Noninterest expenses, excluding the provision for possible loan losses, were 0.6% more in the first three months of 2005 than in the first three months of 2004.  The increase is a result of salary increases in 2005.

The Corporation and the Bank do not have any long-term debt or other obligations with the exception of certain operating leases.  There has not been a change in these operating leases

Net income for the first quarter of 2004 was $2.08 million compared to $2.46 million for the first quarter of 2004.  The Corporation earned $0.36 per share in the first quarter of 2005 and $0.42 per share in the first quarter of 2004.  The gain on the sale of available-for-sale securities in the first quarter of 2004 contributed to the higher earnings per share in the first quarter of 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended March 31, 2005, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

_________________

(a)    Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-10972, as files with the Securities and Exchange Commission on may 7, 2004.

(b)    Incorporated by reference from the First Farmers and Merchants Corporation quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Number 0-10972, as filed with the Securities and Exchange Commission on May 10, 2004.

(b) Reports on Form 8-K:

On March 21, 2005, the Corporation furnished a Current Report on Form 8-K, pursuant to Item 8, announcing that its wholly-owned subsidiary, First Farmers and Merchants National Bank, has filed an application to convert the Bank from a national banking association to a Tennessee state chartered bank..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date May 10, 2005	/s/ T. Randy Stevens
T. Randy Stevens, President/Chief Executive Officer

Date May 10, 2005	/s/ Patricia N. McClanahan
Patricia N. McClanahan, Chief Financial Officer