Form 10-Q
period 2005-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2005-08-04
CIK 703329

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes         No   X

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  __X__    No  _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   5,840,000 shares as of July 31, 2005

PART  - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - June 30, 2005, and December 31, 2004.

Consolidated statements of income - For the three months and six months ended June 30, 2005, and June 30, 2004.

Consolidated statements of cash flows - For the six months ended June 30, 2005, and June 30, 2004.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	(Dollars in Thousands)	2005	2004
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$50,345	$22,203
	Interest-bearing deposits in banks	48	48
	Total cash and cash equivalents	50,393	22,251
	Securities
	Available for sale (amortized cost $213,724
	and $225,880, respectively)	213,230	226,792
	Held to maturity (fair value $96,512
	and $79,722, respectively)	93,909	76,267
	Total securities	307,139	303,059
	Loans, net of deferred fees	448,474	449,053
	Allowance for possible loan losses	(8,007)	(8,509)
	Net loans	440,467	440,544
	Bank premises and equipment, at cost
	less allowance for depreciation	12,241	12,417
	Core deposit and other intangibles	11,458	11,986
	Other assets	24,550	24,228
	TOTAL ASSETS	$846,248	$814,485

LIABILITIES	Deposits
	Noninterest-bearing	$143,163	$115,583
	Interest-bearing (including certificates of deposit
	over $100,000: 2005 - $73,200; 2004 - $71,588)	577,197	578,272
	Total deposits	720,360	693,855
	Federal funds purchased and securities sold
	under agreements to repurchase	12,139	9,128
	Dividends payable	1,810	1,752
	Other short term liabilities	553	614
	Accounts payable and accrued liabilities	5,823	4,948
	TOTAL LIABILITIES	740,685	710,297

SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; issued and outstanding -
	5,840,000	58,400	58,400
	Additional paid-in capital	4,320	4,320
	Retained earnings	43,147	40,908
	Accumulated other comprehensive income	(304)	560
	TOTAL SHAREHOLDERS' EQUITY	105,563	104,188

	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$846,248	$814,485

(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands Except Per Share Data)	Three Months Ended		Six Months Ended
	(Unaudited)	June 30,		June 30,
		2005	2004	2005	2004

INTEREST INCOME	Interest and fees on loans	$6,556	$5,825	$12,924	$11,875
	Income on investment securities
	Taxable interest	2,233	2,664	4,520	5,374
	Exempt from federal income tax	736	631	1,405	1,256
	Dividends	32	128	66	155
		3,001	3,423	5,991	6,785
	Other interest income	90	26	126	56
	TOTAL INTEREST INCOME	9,647	9,274	19,041	18,716

INTEREST EXPENSE	Interest on deposits	2,342	2,060	4,492	4,246
	Interest on other short-term borrowings	21	8	60	11
	TOTAL INTEREST EXPENSE	2,363	2,068	4,552	4,257

	NET INTEREST INCOME	7,284	7,206	14,489	14,459
	PROVISION FOR POSSIBLE LOAN LOSSES	-	(677)	(796)	(677)

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,284	7,883	15,285	15,136

NONINTEREST INCOME	Trust department income	526	534	1,114	1,057
	Service fees on deposit accounts	1,861	1,868	3,451	3,581
	Other service fees, commissions, and fees	112	113	205	210
	Other operating income	247	228	434	628
	Securities gains	-	-	-	917
	TOTAL NONINTEREST INCOME	2,746	2,743	5,204	6,393

NONINTEREST EXPENSES	Salaries and employee benefits	3,969	4,055	7,992	8,041
	Net occupancy expense	570	545	1,173	1,118
	Furniture and equipment expense	298	317	591	660
	Other operating expenses	2,549	2,652	5,137	5,210
	TOTAL NONINTEREST EXPENSES	7,386	7,569	14,893	15,029
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	2,644	3,057	5,596	6,500
	PROVISION FOR INCOME TAXES	679	805	1,547	1,787

	NET INCOME	$1,965	$2,252	$4,049	$4,713

Common stock	Common stock
	(5,840,000 in 2005 and 2004)	$0.34	$0.39	$0.69	$0.81

(1)  Per share data  has been restated to give retroactive effect to the two-for-one stock split effected as a stock dividend declared on April 20, 2004.

      The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)
	(Unaudited)

	Six Months Ended June 30,	2005	2004

OPERATING	Net income	$4,049	$4,713
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible loan losses
	over net charge offs	(502)	(1,360)
	Provision for depreciation and amortization of
	premises and equipment	617	604
	Amortization of deposit base intangibles	528	528
	Amortization of investment security premiums,
	net of accretion of discounts	1,212	1,392
	Securities gains	-	(917)
	Increase in cash surrender value of life insurance contracts	(117)	(219)
	(Increase) decrease in
	Deferred income taxes	227	496
	Interest receivable	129	197
	Other assets	234	(728)
	Increase (decrease) in
	Interest payable	313	(52)
	Other liabilities	546	(322)
	Total adjustments	3,187	(381)
	Net cash provided by operating activities	7,236	4,332

INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	25,115	23,872
	Proceeds from maturities and calls of held-to-maturity securities	5,500	10,473
	Purchases of investment securities
	Available-for-sale	(14,117)	(27,537)
	Held-to-maturity	(23,195)	(12,732)
	Net decrease in loans	579	4,396
	Purchases of premises and equipment	(440)	(355)
	Purchase of single premium life insurance contract	(254)	(253)
	Net cash used in investing activities	(6,812)	(2,136)

FINANCING	Net increase (decrease) in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	26,506	(4,617)
	Net increase in short term borrowings	2,964	12,668
	Cash dividends	(1,752)	(1,635)
	Net cash provided by financing activities	27,718	6,416

	Increase in cash and cash equivalents	28,142	8,612
	Cash and cash equivalents at beginning of period	22,251	38,434
	Cash and cash equivalents at end of period	$50,393	$47,046

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

NOTE 2 - STOCK DIVIDEND

At the Annual Shareholders' Meeting on April 20, 2004, the Corporation announced a two-for-one stock split effected as a 100% stock dividend payable to shareholders of record as of April 20, 2004.  The Corporation issued an additional share of common stock for each share of common stock outstanding, which resulted in 5,840,000 shares of common stock issued and outstanding at a par value of $10 per share.  The transaction was recorded as a transfer from retained earnings to common stock in the amount of $29,200,000 ($10 for each of the 2,920,000 additional shares issued).  All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to this transaction.

NOTE 3 - SUBSIDIARY CHARTER

            The Corporation's subsidiary Bank received regulatory approval to convert its national charter to a state charter, which conversion became effective as of July 5, 2005.  On that date, the Bank converted to a Tennessee state-chartered bank and its name changed from First Farmers and Merchants National Bank to First Farmers and Merchants Bank.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "anticipates," "could," "expects," "believes," "may," or "will," or the negatives of such terms.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; and other factors generally understood to affect the financial results of financial services companies.

EXECUTIVE OVERVIEW

At June 30, 2005, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $846,248, its consolidated net loans were $440,467, its total deposits were $720,360, and its total shareholders' equity was $105,563.  The loan portfolio at June 30, 2005, increased $6,142 or 1.4% compared to March 31, 2005; however, the portfolio at June 30, 2005, increased $7,063 or 1.6% compared to May 31, 2005.  The retail portion of the portfolio experienced a 2.3% increase for the first six months of 2005 while the commercial portfolio saw a decline of 3.0% over the same period.  Several factors led to the decline in commercial loans during the first six months of 2005, including continued stagnation in commercial loan volume and the payoff of several large commercial loans, including a large classified loan, and the sale of a large classified loan.  Total deposits increased $26,505 or 3.8% and shareholders' equity increased 1.3% during the first six months of 2005.  Shareholders' equity, not including accumulated other comprehensive income, increased 2.2% in the first six months of 2005.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $304.

MATERIAL CHANGES IN FINANCIAL CONDITION

Average earning assets for the three months ended June 30, 2005 were up 0.6% from average earning assets at March 31, 2005 but down 0.7% from December 31, 2004.  A decline in loan volume in the first quarter of 2005 occurred near the end of the quarter but management believes that trend was beginning to reverse by the end of the second quarter of 2005.  As a result, average loans at June 30, 2005 were down 0.5% from average loans at March 31, 2005.  Average overnight investments at June 30, 2005, were up $3.5 million compared to March 31, 2005 and up $1.7 million compared to December 31, 2004.  This increase was attributable to the decline in loan volume.  Average investment securities at June 30, 2005 were down 5.1% compared to the average at December 31, 2004.  Average total assets of $819 million at June 30, 2005 decreased 0.8% compared to an average of $825 million at December 31, 2004.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for the Bank.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve.  At June 30, 2005, the Bank's investment securities portfolio had $213.2 million available-for-sale securities and $93.9 million held-to-maturity securities.  There were $226.8 million available-for-sale securities and $76.3 million held-to-maturity securities at December 31, 2004.  The 6.0% decrease in available-for-sale securities for the six months ended June 30, 2005, resulted from investing in the loan portfolio or held-to-maturity securities funds received as securities matured.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.  No investment securities were sold in the second quarter of 2005.  The 23.1% increase in the investment in held-to-maturity securities was a result of a strategy to increase the investment in municipal securities with a maturity of fifteen to seventeen years to shelter taxable income and improve income lost as loan volume fell short of budget projections.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues for the Corporation.  The loan portfolio contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one to four family residential properties, represented 37% of the total loan portfolio at June 30, 2005.  The Bank recognizes this concentration, but finds the risk acceptable given the quality of underwriting and low level of historical loss experience.  Mortgage loans secured by commercial properties comprised 21% of the portfolio at June 30, 2005 and have a higher level of risk and historical loss experience than residential mortgage loans.  There is not an industry concentration as measured by regulatory guidelines.  However, the Bank does have heavy exposure in four broad industry categories which include construction, real estate renting and leasing, other services (churches), and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the loan customers.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration, and the Board of Directors.  This evaluation supported a reversal of specific allocations in the allowance during the first quarter of 2005 as a result of the resolution of certain problem loans associated with those specific allocations.  Credit quality continued to improve during the second quarter as indicated by declines in the volume of loans with past due payments and potential problem loans.  The allowance for possible loan and lease losses was $8.0 million or 1.8% of gross loans at June 30, 2005.  This compares to $8.5 million or 1.9% at December 31, 2004.  Net recoveries through June 30, 2005 were $297,000 which results in an annualized net charge-off ratio of  -0.14%.

A formal process is in place to provide control over underwriting of loans and monitor their collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics and control of corrective actions, and objective monitoring of loan reviews.  A Special Assets Department of the Bank identifies and monitors assets that need attention.  At June 30, 2005, this process identified loans totaling $11.1 million, or 2.5% of the portfolio, that were classified as other assets especially mentioned.  This compares to loans totaling $6.7 million so classified at December 31, 2004.  The increase at June 30, 2005, warrants close attention; but, knowledge of the two large credits accounting for the increase leads management to anticipate no significant migration to more severely classified levels.  Loans totaling $6.2 million, 1.4% of the portfolio, were classified as substandard at June 30, 2005.  This compares to loans totaling $11.2 million, 2.5% of the portfolio, so classified at December 31, 2004.  Loans totaling $0.8 million or 0.20% of the portfolio were classified as doubtful at June 30, 2005.  This compares to $1.0 million, 0.23% of the portfolio, so classified at December 31, 2004.  Loans having recorded investments of $3.0 million, or 0.7% of the total portfolio, were identified as impaired at June 30, 2005 compared to $5.5 million, 1.2% of the portfolio, at December 31, 2004.

During the second quarter of 2005, there were write downs totaling $0.004 million of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value that were charged to current income.  The carrying value of other real estate is included in other assets on the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell.  An allowance for other real estate owned is not maintained.  Any decreases or losses associated with the properties have been charged to current income.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its twenty-one domestic offices.  The Bank's average deposits declined 1.2% during the first six months of 2005 compared to a decline of 5.6% in the first six months of 2004.  The primary reason for the decrease in the decline of average deposits between these periods is that the Bank changed its strategy for pricing short term large dollar certificates of deposit.  By being more aggressive in pricing these deposits in 2005 than in 2004, the decline in deposits has slowed.  Average total noninterest-bearing deposits were 16.4% of total deposits at June 30, 2005, contributing to the Bank's low cost of deposits.  This compares to 16.2% at December 31, 2004.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 ("core") capital.  Tier 2 ("total") capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  As of June 30, 2005, the Corporation's total risk-based and core capital ratios were 19.0% and 17.8%, respectively.  The comparable ratios were 19.6% and 18.4% at December 31, 2004.  As of June 30, 2005, the Bank's total risk-based and core capital ratios were 19.8% and 18.4%, respectively.  As of June 30, 2005, the Corporation and the Bank had a ratio of core capital to average total assets ratio of 11.2% and 11.5%, respectively, compared to 11.3 % and 11.1% at December 31, 2004.  Management believes, as of June 30, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have plans for material capital expenditures in the near future.  The Corporation's average shareholders' equity at June 30, 2005 was $105.4 million, a 1.48% increase from the average at December 31, 2004.  The approval of the Office of the Comptroller of the Currency ("OCC") is required before the Bank's dividends in a given year may exceed the total of its net profit (as defined by the OCC) for the year, combined with retained net profits of the preceding two years.  As of June 30, 2005, the Bank could have declared additional dividends of approximately $10.7 million without regulatory agency approval.  The Bank declared a $0.31 per share dividend in the second quarter of 2005.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors adopted a liquidity policy that outlines specific liquidity target balances.  The formal review of compliance with this policy is monitored quarterly by the Bank's Asset/Liability Committee and results are reported to the Board of Directors.

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

           These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group is pools of homogenous loans (generally retail loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators, and the independent loan review process.  The amount allocated for impaired loans is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  More detailed historical data is being accumulated by category of consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

     Criteria considered in evaluating the adequacy of the ALLL are:

•        Portfolio quality trends;

•        Changes in the nature and volume of the portfolio;

•        Present and prospective economic and business conditions, locally and nationally;

•        Management review systems and board oversight, including external loan review proc esses;

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

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2005, were $69.4 million and $8.9 million, respectively.  These totals compare to $67.9 million outstanding loan commitments and $6.7 million stand-by letters of credit in the normal course of business at March 31, 2005.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At June 30, 2005 and December 31, 2004, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total interest income for the first six months of 2005 was $19,041 compared to $18,716 for the first six months of 2004.  Total interest income for the three months ending June 30, 2005, was $6,556 compared to $5,825 for the three months June 30, 2004.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans increased 8.8% during the first six months of 2005 compared to the first six months of 2004 and increased 12.5% during the three months ending June 30, 2005 compared to the three months ending June 30, 2004, as a result of the increase in the volume of average loans.  Interest earned on investment securities and other investments decreased 10.6% during the first six months of 2005 compared to the first six months of 2004 and decreased 10.4% for the three months ending June 30, 2005 compared to the three months ending June 30, 2004, as a result of the reduced volume of investment securities and higher yielding investments maturing and being replaced with investments at lower yields.

            Total interest expense in the first six months of 2005 increased 6.9% compared to the first six months of 2004 and increased 14.3% in the three months ending June 30, 2005, compared to the three months ending June 30, 2004.  As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee which reviews the actual dollar change in net interest income given different interest rate movements.  A negative dollar change in net interest income for a twelve-month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the twelve-month period beginning July 1, 2005 and ending June 30, 2006 showed a worst-case potential change to net interest income of a negative 0.8%, or a decline in net interest income of $212,000.

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

The net interest margin, on a tax equivalent basis, at June 30, 2005, June 30, 2004, and December, 31, 2004 was 4.14%, 4.10%, and 4.13%, respectively.

            No additions were made to the allowance for loan losses in the second quarter of 2005 or the second quarter of 2004.  A credit was taken as of February 28, 2005, in the amount of $796,000 based upon unexpected loss recoveries and substantial reductions in the level of criticized assets during the period.

            Noninterest income decreased 18.6% during the first six months of 2005 compared to the first six months of 2004 and did not change much in the three months ending June 30, 2005, compared to the three months ending June 30, 2004.  The decrease during the first six months resulted from:

(1)    A decline in the level of overdrawn account service fees;

(2)    There were no gains on the sale of available-for-sale securities to compare to the $917 gain on the sale of available-for-sale securities in the first quarter of 2004.

Noninterest expenses, excluding the provision for possible loan losses, were 0.9% less in the first six months of 2005 than in the first six months of 2004 and they were 2.4% less in the quarter ending June 30, 2005, compared to the quarter ending June 30, 2004.  These declines were a result of effective cost controls in salary administration, furniture and equipment expenses, and other operating expenses.

The Corporation and the Bank do not have any long-term debt or other obligations with the exception of certain operating leases.  There has not been a change during the six month period ending June 30, 2005 in these operating leases.

Net income for the six months ending June 30, 2005, was $5.596 million, compared to $6.500 million for the six months ending June 30, 2004.  Net income for the three months ending June 30, 2005 was $1.965 million compared to $2.252 million for the three months ending June 30, 2004.  Noninterest income for the first six months of June 30, 2004 included a gain on the sale of available-for-sale securities that contributed to the higher earnings for that period compared to the first six months of June 30, 2005.  Lower service fees on deposit accounts were the reason for the decline in the three months ending June 30, 2005 compared to the three months ending June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended June 30, 2005, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

            The annual meeting for shareholders of the Corporation was held on Tuesday, April 21, 2005.  At the meeting, the election of directors was voted upon by the Corporation's shareholders.  At the meeting, votes were cast as follows:

                                                                                          Votes In        Votes             Votes

                                                                                            Favor       Abstained          Against

Kenneth A. Abercrombie

James L. Bailey, Jr.

Hulet M. Chaney

H. Terry Cook, Jr.

Tom Napier Gordon

Dr. O. Rebecca Hawkins

Dr. Joseph W. Remke, III

T. Randy Stevens

John P. Tomlinson, III

William R. Walter

Dan C. Wheeler

Dr. David S. Williams

W. Donald Wright

James E. York

3,872,277 3,870,537 3,872,337 3,871,937 3,673,421 3,871,657 3,871,657 3,866,826 3,866,886 3,870,293 3,872,337 3,872,277 3,872,337 3,872,337	- - - - - - - - - - - - - -	60 1800 - 400 199,220 680 680 5,511 5,451 5,976 - 60 - -

            As indicated in the above table, Kenneth A. Abercrombie, James L. Bailey, Jr., Hulet M. Chaney, H. Terry Cook, Jr., Tom Napier Gordon, Dr. O. Rebecca Hawkins, Dr. Joseph W. Remke, III, T. Randy Stevens, John P. Tomlinson, III, William R. Walter, Dan C. Wheeler, Dr. David S. Williams, W. Donald Wright and James E. York, were elected as directors of the Corporation.  The terms of the directors will expire at the annual meeting of shareholders in 2006, but not before their respective successors are elected and qualified.

Item 5.  Other Information.

........... Waymon L. Hickman retired as chairman of the Board of Directors effective April 21, 2005.

Item 6.  Exhibits.

EXHIBIT

NUMBER          DESCRIPTION

     3.1     Charter. (a)

     3.2     Articles of Amendment to Charter. (a)

     3.3     By-laws. (a)

     3.4     Amendment to By-laws.(b)

     4.1     Form of Specimen Stock Certificate. (a)

   10.1     Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated April 29, 2005.

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

(a)    Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on May 7, 2004.

(b)    Incorporated by reference from the First Farmers and Merchants Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date August 2, 2005	/s/ T. Randy Stevens
T. Randy Stevens, President/Chief Executive Officer

Date August 2, 2005	/s/ Patricia N. McClanahan
Patricia N. McClanahan, Chief Financial Officer