Form 10-Q
period 2005-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2005-11-03
CIK 703329

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ______            No __X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   5,840,000 shares as of October 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - September 30, 2005 and December 31, 2004.

Consolidated statements of income - For the three months and nine months ended September 30, 2005 and September 30, 2004.

Consolidated statements of cash flows - For the nine months ended September 30, 2005 and September 30, 2004.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	(Dollars in Thousands)	2005	2004
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$22,762	$22,203
	Interest-bearing deposits in banks	49	48
	Total cash and cash equivalents	22,811	22,251
	Securities
	Available for sale (amortized cost $200,624
	and $225,880, respectively)	198,724	226,792
	Held to maturity (fair value $95,973
	and $79,722, respectively)	93,948	76,267
	Total securities	292,672	303,059
	Loans, net of deferred fees	456,990	449,053
	Allowance for possible loan losses	(7,906)	(8,509)
	Net loans	449,084	440,544
	Bank premises and equipment, at cost
	less allowance for depreciation	12,024	12,417
	Core deposit and other intangibles	11,194	11,986
	Other assets	25,541	24,228
	TOTAL ASSETS	$813,326	$814,485

LIABILITIES	Deposits
	Noninterest-bearing	$112,033	$115,583
	Interest-bearing (including certificates of deposit
	over $100,000: $88,972 and $71,588, respectively)	579,352	578,272
	Total deposits	691,385	693,855
	Federal funds purchased and securities sold
	under agreements to repurchase	5,646	9,128
	Dividends payable	-	1,752
	Other short-term liabilities	1,406	614
	Accounts payable and accrued liabilities	7,741	4,948
	TOTAL LIABILITIES	706,178	710,297

SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; 5,840,000 shares
	issued and outstanding	58,400	58,400
	Additional paid-in capital	4,320	4,320
	Retained earnings	45,596	40,908
	Accumulated other comprehensive (loss) income	(1,168)	560
	TOTAL SHAREHOLDERS' EQUITY	107,148	104,188

	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$813,326	$814,485

(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars In Thousands, Except Per Share Data)	Three Months Ended		Nine Months Ended
	(Unaudited)	September 30,		September 30,
		2005	2004	2005	2004

INTEREST INCOME	Interest and fees on loans	$6,917	$6,202	$19,840	$18,078
	Income on investment securities
	Taxable interest	2,084	2,497	6,604	7,871
	Exempt from federal income tax	888	652	2,293	1,908
	Dividends	35	31	101	185
		3,007	3,180	8,998	9,964
	Other interest income	38	11	164	63
	TOTAL INTEREST INCOME	9,962	9,393	29,002	28,105

INTEREST EXPENSE	Interest on deposits	2,532	2,055	7,024	6,301
	Interest on other short-term borrowings	55	25	115	36
	TOTAL INTEREST EXPENSE	2,587	2,080	7,139	6,337

	NET INTEREST INCOME	7,375	7,313	21,863	21,768
	PROVISION FOR POSSIBLE LOAN LOSSES	(94)	-	(890)	(677)

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	7,469	7,313	22,753	22,445

NONINTEREST INCOME	Trust department income	567	523	1,680	1,579
	Service fees on deposit accounts	1,868	1,853	5,318	5,434
	Other service fees, commissions, and fees	84	92	290	302
	Other operating income	183	202	617	830
	Securities gains	513	-	513	917
	TOTAL NONINTEREST INCOME	3,215	2,670	8,418	9,062

NONINTEREST EXPENSE	Salaries and employee benefits	4,050	3,807	12,041	11,849
	Net occupancy expense	595	583	1,768	1,700
	Furniture and equipment expense	305	303	895	962
	Other operating expenses	2,368	2,515	7,505	7,725
	TOTAL NONINTEREST EXPENSE	7,318	7,208	22,209	22,236
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	3,366	2,775	8,962	9,271
	PROVISION FOR INCOME TAXES	916	859	2,463	2,646

	NET INCOME	$2,450	$1,916	$6,499	$6,625

Per Share Data	Per Share Data (1)
	(5,840,000 in 2005 and 2004)	$0.42	$0.33	$1.11	$1.13
	Dividends Declared	$-	$-	$0.31	$0.29
(1) Per share data has been restated to give retroactive effect to the two-for-one stock split effected as a stock dividend declared on April 20, 2004.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)
	(Unaudited)

	Nine Months Ended September 30, 2005 and 2004	2005	2004

OPERATING	Net income	$6,499	$6,624
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Deficiency of provision for possible loan losses
	over net charge offs	(602)	(1,372)
	Provision for depreciation and amortization of
	premises and equipment	933	908
	Amortization of deposit base intangibles	792	792
	Amortization of investment security premiums,
	net of accretion of discounts	1,699	2,096
	Securities gains	(513)	(917)
	Increase in cash surrender value of life insurance contracts	(203)	(329)
	(Increase) decrease in
	Deferred income taxes	(187)	376
	Interest receivable	36	360
	Other assets	382	(852)
	Increase (decrease) in
	Interest payable	524	(105)
	Other liabilities	2,254	755
	Total adjustments	5,115	1,711
	Net cash provided by operating activities	11,614	8,336

INVESTING	Proceeds from maturities, calls and sales of
ACTIVITIES	available-for-sale securities	73,034	29,956
	Proceeds from maturities and calls of held-to-maturity securities	7,072	18,872
	Purchases of investment securities
	Available-for-sale	(48,888)	(27,588)
	Held-to-maturity	(24,832)	(16,609)
	Net (increase) decrease in loans	(7,938)	(18,726)
	Purchases of premises and equipment	(540)	(602)
	Purchase of single premium life insurance contract	(254)	(253)
	Net cash provided by investing activities	(2,346)	(14,949)

FINANCING	Net increase (decrease) in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	(2,470)	3,529
	Net increase (decrease) in short-term borrowings	(2,676)	13,396
	Cash dividends	(3,562)	(3,329)
	Net cash used in financing activities	(8,708)	13,596

	Increase in cash and cash equivalents	560	6,983
	Cash and cash equivalents at beginning of period	22,251	38,434
	Cash and cash equivalents at end of period	$22,811	$45,417

      The accompanying notes are an integral part of the consolidated financial statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the annual report of First Farmers and Merchants Corporation (the "Corporation") on Form 10-K for the year ended December 31, 2004.

NOTE 2 - STOCK DIVIDEND

At the Annual Shareholders' Meeting on April 20, 2004, the Corporation announced a two-for-one stock split effected as a 100% stock dividend payable to shareholders of record as of April 20, 2004.  The Corporation issued an additional share of common stock for each share of common stock outstanding, which resulted in 5,840,000 shares of common stock issued and outstanding at a par value of $10 per share.  The transaction was recorded as a transfer from retained earnings to common stock in the amount of $29,200,000 ($10 for each of the 2,920,000 additional shares issued).  All per share and share data in the accompanying consolidated financial statements and notes have been restated to give retroactive effect to this dividend.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "anticipates," "could," "expects," "believes," "may" or "will," or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to repayment of loans by borrowers, migration of loans to more severe classifications, failure to meet and satisfaction of capital adequacy requirements, material capital expenditures, the effect of fluctuating interest rates, deferred income tax assets and rate risk analysis.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; out ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At September 30, 2005, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $813.33 million, its consolidated net loans were $449.08 million, its total deposits were $691.39 million, and its total shareholders' equity was $107.15 million.  The loan portfolio at September 30, 2005, increased $8.54 million or 1.9% compared to December 31, 2004.  The retail portion of the portfolio experienced a 2.0% increase for the first nine months of 2005 and the commercial portfolio increased 1.6% over the same period.  Total deposits decreased $2.47 million or 0.36% and shareholders' equity increased 2.8% during the first nine months of 2005.  Shareholders' equity, not including accumulated other comprehensive income, increased 4.5% in the first nine months of 2005.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $1.17 million.

On July 5, 2005, the bank converted to a state chartered bank.  This change has had no material financial consequences and we do not anticipate any future material financial consequences.

MATERIAL CHANGES IN FINANCIAL CONDITION

Average earning assets for the three months ended September 30, 2005 were up from average earning assets at June 30, 2005 but down from December 31, 2004.  Average overnight investments at September 30, 2005 were down $1.7 million compared to June 30, 2005 and up $0.058 million compared to December 31, 2004.  Average investment securities at September 30, 2005 were down 5.8% compared to the average at December 31, 2004.  Average total assets of $819 million at September 30, 2005 decreased compared to an average of $825 million at December 31, 2004.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation's sole subsidiary (the "Bank").  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve.  At September 30, 2005, the Bank's investment securities portfolio had $198.7 million available-for-sale securities and $93.9 million held-to-maturity securities compared to $226.8 million and $76.3 million, respectively, at December 31, 2004.  The 12.4% decrease in available-for-sale securities for the nine months ended September 30, 2005 resulted from investing in the loan portfolio or held-to-maturity securities funds received as securities matured.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.  The 23.1% increase in the investment in held-to-maturity securities was a result of a strategy to increase the investment in municipal securities with a maturity of fifteen to seventeen years to shelter taxable income and improve income, as loan volume fell short of budget projections.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues for the Corporation.  The loan portfolio contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one-to-four family residential properties, represented 47.5% of the total loan portfolio at September 30, 2005.  The Bank recognizes this concentration, but finds the risk acceptable given the quality of underwriting and low level of historical loss experience.  Mortgage loans secured by commercial properties comprised 32.6% of the portfolio at September 30, 2005 and have a higher level of risk and historical loss experience than residential mortgage loans.  There is not an industry concentration as measured by regulatory guidelines.  However, the Bank currently has heavy exposure in four broad industry categories, which include construction, real estate renting and leasing, other services (churches) and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the loan customers.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank's Board of Directors.  This evaluation supported a reversal of specific allocations in the allowance during the first and third quarter of 2005 as a result of the resolution of certain problem loans associated with those specific allocations.  Credit quality continued to improve during the second quarter as indicated by declines in the volume of loans with past due payments and potential problem loans.  The allowance for possible loan and lease losses was $7.9 million, or 1.7% of gross loans, at September 30, 2005.  This compares to $8.5 million, or 1.9% at December 31, 2004.  Net recoveries through September 30, 2005 were $697,500 which results in an annualized net charge-off ratio of (-0.09%).

A formal process is in place to provide control over underwriting of loans and monitor loan collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  A Special Assets Department of the Bank identifies and monitors assets that need attention.  At September 30, 2005, this process identified loans totaling $10.4 million, or 2.3% of the portfolio, that were classified as other assets especially mentioned.  This compares to loans totaling $6.7 million, 1.5 % of the portfolio, so classified at December 31, 2004.  The increase at September 30, 2005 warrants close attention; however, information regarding the two large credits accounting for most of the increase leads management to anticipate no significant migration of these loans to more severely classified levels.  Loans totaling $6.2 million, or 1.4% of the portfolio, were classified as substandard at September 30, 2005, compared to loans totaling $11.2 million, or 2.5% of the portfolio, so classified at December 31, 2004.  Loans totaling $0.7 million, or 0.2% of the portfolio, were classified as doubtful at September 30, 2005, compared to $1.0 million, or 0.2% of the portfolio, so classified at December 31, 2004.  This reduction occurred through the continued amortization on one term debt, which is the only credit rated doubtful loan in the portfolio.  Loans having recorded investments of $2.9 million, or 0.6% of the total portfolio, were identified as impaired at September 30, 2005 compared to $5.5 million, or 1.2% of the portfolio, at December 31, 2004.

During the third quarter of 2005, there were write downs totaling $4,000 of other real estate associated with declines in real estate values subsequent to foreclosure and disposition of the properties at less than their carrying value that were charged to current income.  The carrying value of other real estate is included in other assets on the balance sheet and represents real estate acquired through foreclosure and is stated at the lower of cost or fair value minus cost to sell.  An allowance for other real estate owned is not maintained.  Any decreases or losses associated with the properties have been charged to current income.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 21 domestic offices.  The Bank's average deposits declined 1.3% during the first nine months of 2005 compared to a decline of 5.8% in the first nine months of 2004.  The primary reason for the decrease in the decline of average deposits between these periods is that the Bank changed its strategy for pricing short-term large dollar certificates of deposit.  By being more aggressive in pricing these deposits in 2005 than in 2004, the decline in deposits has slowed.  Average total noninterest-bearing deposits were 16.3% of total deposits at September 30, 2005, contributing to the Bank's low cost of deposits.  This compares to 16.2% at December 31, 2004.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material effect on the consolidated financial statements of the Corporation and its subsidiary, the Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 0 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  To be "well-capitalized" under federal bank regulations, a bank holding company must have Tier 1 Capital ratio of at least 4%, a Total Capital ratio of at least 8%, and a leverage capital ratio of at least 4%.  As of September 30, 2005, the Corporation's Tier 1, Total Capital and leverage capital ratios were 18.7% and 11.2%, respectively.  The ratios were 18.5%, 19.8%, and 11.3%, respectively, at December 31, 2004.  For a bank to be "well-capitalized," the Tier 1 Capital, Total Capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  As of September 30, 2005, the Bank's Tier 1 Capital, Total Capital and leverage capital were 19.8%, 18.4%, and 11.9%, respectively. Management believes, as of September 30, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have plans for material capital expenditures in the near future.  The Corporation's average shareholders' equity at September 30, 2005 was $105,670 million, a 1.8% increase from the average at December 31, 2004.  As a result of the Bank's conversion from a national to a state-chartered bank during the third quarter, the Bank is now subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared by the Bank.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well capitalized" institution. The Bank declared a $0.31 per share dividend in the second quarter of 2005.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors adopted a liquidity policy that outlines specific liquidity target balances.  The formal review of compliance with this policy is monitored quarterly by the Bank's Asset/Liability Committee and results are reported to the Bank's Board of Directors.

The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each month, the Asset/Liability Committee of the Bank monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.

Critical Accounting Policies

The accounting principles the Corporation follows and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.  In connection with the application of those principles, the Corporation's management has made judgments and estimates that, in the case of the determination of the allowance for loan losses ("ALLL") and the recognition of deferred income tax assets, have been critical to the determination of the Corporation's financial position, results of operations, and cash flows.

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

           These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired) and the second group is pools of homogenous loans (generally retail loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of the Bank's loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for an impaired loan is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  More detailed historical data is accumulated by category of consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

  Changes in credit policy, credit administration, portfolio management and procedures; and

  Changes in personnel, management and staff.

           In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated.  This process includes the judgment of the Bank's management, input from independent loan reviews and reviews that may have been conducted by bank regulators as part of their usual examination process.

Deferred Income Tax Assets

Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2005 were $45.6 million and $10.2 million, respectively.  These totals compare to $69.3 million outstanding loan commitments and $8.6 million stand-by letters of credit in the normal course of business at June 30, 2005.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At September 30, 2005 and December 31, 2004, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total interest income for the first nine months of 2005 was $29.00 million compared to $28.11 million for the first nine months of 2004.  Total interest income for the three months ending September 30, 2005, was $9.96 million compared to $9.39 million for the three months ended September 30, 2004.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans increased 9.8% during the first nine months of 2005 compared to the first nine months of 2004 and increased 11.5% during the three months ended September 30, 2005 compared to the three months ending September 30, 2004, as a result of the increase in the volume of average loans.  Interest earned on investment securities and other investments decreased 9.7% during the first nine months of 2005 compared to the first nine months of 2004 and decreased 5.4% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as a result of the reduced volume of investment securities and higher yielding investments maturing and being replaced with investments at lower yields.

            Total interest expense in the first nine months of 2005 increased 12.7% compared to the first nine months of 2004 and increased 24.4% in the three months endedg September 30, 2005, compared to the three months ended September 30, 2004.  As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12 month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12 month period beginning September 1, 2005 and ending August 31, 2006 showed a worst-case potential change to net interest income of a negative 0.33%, or a decline in net interest income of $96,800.

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

            The net interest margin, on a tax equivalent basis, at September 30, 2005, September 30, 2004 and December, 31, 2004 was 4.18%, 4.12% and 4.13%, respectively.

            No additions were made to the allowance for loan losses in the third quarter of 2005.  A credit was taken as of February 28, 2005 and another as of August 30, 2005 in the amounts of $796,000 and $94,000, respectively, based upon unexpected loss recoveries and substantial reductions in the level of criticized assets during the month.

            Noninterest income decreased 7.1% during the first nine months of 2005 compared to the first nine months of 2004 and increased 20.4% in the three months ended September 30, 2005, compared to the three months ended September 30, 2004.  The decrease during the first nine months resulted from a decline in the level of overdrawn account service fees.  The increase during the quarter ended September 30, 2005 resulted a $512,707 gain on the sale of Available for Sale securities in the Bank's portfolio.

Noninterest expenses, excluding the provision for possible loan losses, were 0.13% less in the first nine months of 2005 than in the first nine months of 2004 and they were 1.5% more in the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004.  Salaries and benefits expense was up $243,000 thousand or 6.4% for the three months ended September 30, 2005 compared to the same period in 2004 as a result of an increased number of employees and standard increases in salaries.

The Corporation and the Bank do not have any long-term debt or other obligations with the exception of certain operating leases.  There has not been a change during the nine month period ended September 30, 2005 in the terms of these operating leases.

Net income for the nine months ended September 30, 2005, was $6.50 million, compared to $6.63 million for the nine months ended September 30, 2004.  Net income for the three months ended September 30, 2005 was $2.45 million compared to $1.92 million for the three months ended September 30, 2004.  Noninterest income for the three months of September 30, 2005 included a gain on the sale of available-for-sale securities that contributed to the higher earnings for that period compared to the three months of September 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2005, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.  Other Information

            Patricia N. McClanahan retired as Chief Financial Officer of the Bank and Treasurer of the Corporation effective August 2, 2005.

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

_______________________

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

            (b) Report on Form 8-K:

On July 26, 2005, the Corporation furnished a Current Report on Form 8-K, pursuant to Item 5, announcing the retirement of Patricia N. McClanahan as Chief Financial Officer of First Farmers and Merchants Bank and Treasurer of First Farmers and Merchants Corporation.  Patricia P. Moody will be serving as Chief Financial Officer of First Farmers and Merchants Bank and Assistant Treasurer of First Farmers and Merchants Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date             November 1, 2005                                                       /s/ T. Randy Stevens

                                                    T. Randy Stevens, President/Chief Executive Officer

Date             November 1, 2005                                                     /s/ Patricia P. Moody

                Patricia P. Moody, Chief Financial Officer