Form 10-K
period 2005-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2006-03-14
CIK 703329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark one) FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
Or
[ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _________________ to ________________________

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
(Title of Class)

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                 [ ]Yes      [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                [ ]Yes        [ X ] No

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]Yes  [  ] No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]     Accelerated filer [X]            Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X]No

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2005 was approximately $213,206,000 based on the reported price at which the common stock was last sold ($45).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   5,840,000 shares as of March 1, 2006

DOCUMENTS INCORPORATED BY REFERENCE

(1)               Annual Report to Shareholders for Fiscal Year Ended December 31, 2005 -- Part II of this Report.

(2)               Proxy Statement for 2005 Annual Shareholders' Meeting to be held on April 18, 2006 -- Part III of this Report.

PART I

Item 1.  Business.

            First Farmers and Merchants Corporation (the "Corporation") was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2005, the only subsidiary of the Corporation was First Farmers and Merchants Bank (the "Bank").  The Bank received regulatory approval to convert its national charter to a state charter, which conversion became effective as of July 5, 2005.  On that date, the Bank converted to a Tennessee state-chartered bank and its name changed from First Farmers and Merchants National Bank to First Farmers and Merchants Bank.  Management evaluates the financial condition of the Corporation in terms of the Bank's operations within its service area.  Its principal office is located at 816 South Garden Street, Columbia, Maury County, Tennessee.  The Bank has offices in six counties in  Middle Tennessee that are listed below.

Maury County	Giles County	Marshall County
Columbia	Pulaski	Lewisburg
Main Office	Martin House	Ellington
High Street	West College	Downtown
Hatcher Lane	Williamson County	East Commerce
Campbell Plaza	Spring Hill	Chapel Hill
Northside	Lawrence County
Mt. Pleasant	Lawrenceburg
Spring Hill	Locust Avenue
Dickson County	Crockett	Hickman County
White Bluff	Leoma	Centerville
Dickson	Loretto	East Hickman

The Bank provides only automatic teller machine services in the Saturn General Assembly Building, 100 Saturn Parkway, Spring Hill; in Lawrenceburg at the Quik Mart on East Gaines street; in Columbia at the Tennessee Farm Bureau, Columbia State Community College, Columbia Quik Mart on Hampshire Pike, and Maury Regional Hospital; and in Marshall County at Marshall Plaza, Higgs Road and On-the-Run Market at 1550 Franklin Pike, Lewisburg.

            The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies.  Lending activities are influenced by the general credit needs of small businesses in the Bank's service area, competition among lenders, the level of interest rates and the availability of funds.  The loan portfolio of the Bank is comprised of commercial, commercial and residential real estate, and retail installment loans.  Such loans are primarily originated within the Bank's service area in Middle Tennessee.  Deposits are the primary source of funds for the Bank.  Such deposits consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and market rate certificates of deposit.  Deposits are solicited from individuals and businesses in the Bank's service area.  In addition, the Bank obtains deposits from state and local entities and, to a lesser extent, U. S. government entities and other depository institutions.  Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank's service area.  All of the Corporation's assets are located in the United States and all of its revenues generated from external customers originate within the United States.

            The Bank's net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans, investment assets and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  To a lesser extent, the Bank's net income also is affected by its noninterest income derived principally from service fees as well as the level of noninterest expenses such as salaries and employee benefits.

            For more information regarding the business of the Corporation and the Bank, please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report to Shareholders, incorporated by reference herein (the "Annual Report").

            The Internet website of the Corporation and the Bank is "www.fandmbank.com."  Our 2004 Annual Report is available free of charge on our Internet website. We currently only provide the most recent annual report on our website.  A request to receive any Annual Report through the mail free of charge can be made at the "Contact Us" link on our website.

Regulation and Supervision

            In addition to the generally applicable state and federal laws governing businesses and employers, the Corporation is subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies.  Nearly all aspects of the business of the Corporation are subject to specific requirements and restrictions and general regulatory oversight.  The principal objectives of state and federal laws regulating financial institutions are the maintenance of the safety and soundness of the financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Corporation.  In addition, the supervision, regulation and examination of the Corporation by the bank regulatory agencies is not intended for the protection of the Corporation's shareholders.  To the extent the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

            The Corporation, as a bank holding company organized under the Bank Holding Company Act of 1956 (the "BHCA") with the Board of Governors of the Federal Reserve System (the "FRB"), is subject to the regulation and supervision by the FRB.  The Corporation is required to file various reports with, and is subject to examination by, the FRB.  The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB.  The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder.

            The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company's net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition.  The Corporation depends in part upon dividends received from the Bank to fund its activities, including the payment of dividends.  The Bank is subject to regulatory limitations on the amount of dividends it may declare and pay.

            Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support.  This support may be required at times when the bank holding company may not have the resources to provide it.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act ("FDIA"), the Federal Deposit Insurance Corporation (the "FDIC") can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

            The Corporation is required to comply with risk-based capital guidelines by the FRB and with other tests related to capital adequacy that the FRB adopts from time to time.

            The Corporation owns the Bank, which is chartered under the laws of Tennessee and is a member of the Federal Reserve System.  The Bank is subject to extensive state regulation and examination by the Tennessee Department of Financial Institutions (the "TDFI"), the FRB and the FDIC, which insures the deposits of each of the state banks to the maximum extent permitted by law.  The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans and the amount of interest that may be charged on loans.  Various state consumer laws and regulations also affect the operations of state banks.

            The Federal Community Reinvestment Act (the "CRA") generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities.  Furthermore, the CRA requires the FRB to evaluate the performance of each of the subsidiary banks in helping to meet the credit needs of their communities.  As a part of the CRA program, the Bank is subject to periodic examinations by the FRB and must maintain comprehensive records of its CRA activities for this purpose.  During these examinations, the FRB rates such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance."  As of the last examination, the Bank received a two (2) rating from the FRB.

            The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safekeeping confidential, personal customer information.  The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Corporation has adopted a customer information security program that has been approved by the Corporation's Board of Directors.

            The activities of the Corporation and the Bank are also subject to regulation under other various federal laws, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Gramm-Leach-Bliley Act of 1999, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the US Patriot Act), the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practice Act, the Electronic Funds Transfer Act and the Currency and Foreign Transactions Reporting Act (Bank Secrecy Act), among others, as well as various state laws.

Employees

The Corporation has no employees.  Its subsidiary, the Bank, had approximately 293 full-time employees and 40 part-time employees at December 31, 2005.  Five of the Bank's officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, a salary continuation plan, a deferred compensation plan, an executive split-dollar life insurance plan, training programs, group life and health insurance and paid vacations.

Item 1A. Risk Factors

            An investment in our common stock involves significant risks inherent to our business.  The risks and uncertainties that management believes affect or could affect us are described below.  You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this report, before you decide to invest in our common stock.  References to "we," "us," and "our" in this section refer to the Corporation and the Bank, unless otherwise specified or unless the context otherwise requires.

We are subject to interest rate risk.

            Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities portfolio and other interest-earning rates received on loans and other investments, our net interest income, and therefore, earnings could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

            Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  For further discussion related to our management of interest rate risk, please refer to "LIQUIDITY AND CAPITAL RESOURCES-Interest Rate Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Our allowance for loan losses may be insufficient.

            We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management's continuing evaluation of portfolio quality trends; changes in the nature and volume of the portfolio; present and prospective economic and business conditions, locally and nationally; management review systems and board oversight; changes in credit policy, credit administration, portfolio management and procedures; changes in personnel, management and staff; and existence and effect of any concentrations of credit.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  An increase in the allowance for loan losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.  For further discussion related to our allowance for loan losses, please refer to "LOANS AND LOAN QUALITY" and "CRITICAL ACCOUNTING POLICIES-Allowance for Loan Losses" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

We are subject to extensive government regulation and supervision.

            We are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which we conduct business, undertake new investments and activities and obtain financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in our control.  Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect our financial condition, results of operations or liquidity.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our financial condition, results of operations or liquidity.

Competition from other financial services providers could adversely impact our results of operation.

            The banking and financial services business is highly competitive.  We face competition in making loans, attracting deposits and providing trust services.  Increased competition in the banking and financial services businesses may reduce our market share, impair its growth or cause the prices we charge for our services to decline.  In 2005, we experienced a decline in total deposits because of increased interest rate competition from existing banks and non-banks and the emergence of new banking organizations in the Bank's service area.  For further discussion related to our competition in our market area, please refer to "FINANCIAL CONDITION - Assets and Liabilities" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

We rely heavily on our management team and on our ability to attract and retain key personnel.

            We are a customer-focused and relationship-driven organization.  Future growth is expected to be driven in a large part by the relationships maintained with customers.  Additionally, it is important for us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services.  The market for such people is competitive, and there is no assurance that we will be successful in attracting, hiring, motivating or retaining them.

Liquidity needs could adversely affect our results of operations and financial condition.

            We rely on dividends from the Bank as our primary source of funds.  The primary source of funds of the Bank are customer deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions.  Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations.  While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Our profitability depends significantly on economic conditions in the communities in the State of Tennessee where we do business.

            Our success depends on the general economic conditions of the specific local markets in Middle Tennessee where we operate.  Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities, or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

            At December 31, 2005, the Bank maintained a main office in Columbia, Tennessee, 23 other offices (six of which are located on real property that is leased) and nine separate automatic teller or cash dispensing machine locations.  For more information on these properties owned by the Corporation and the Bank, please refer to Note 5 and Note 7 of the Notes to Consolidated Financial Statements, which are a part of the Annual Report that is included as an exhibit to this filing.  Other real estate owned by the Bank as of December 31, 2005 included:

•      A 2.54 acre out parcel on Parkway Plaza in Lewisburg, Marshall County, Tennessee;

•      5.9 acres on Huntsville Highway, Fayetteville, Lincoln County, Tennessee;

•      A lot located at #5, Bumpus Cemetery Road, Lawrenceburg, Tennessee;

•      Residential property located at 2104 Massey Ave., Lawrenceburg, Tennessee; and

•      A residential dwelling located at 411 Victoria Street, Pulaski, Tennessee.

The properties held as "other real estate" are not depreciated.

Item 3.  Legal Proceedings.

            The Corporation and the Bank are, from time to time, subject to claims or suits arising in the ordinary course of business.  Neither the Corporation nor the Bank currently is a party to any proceeding that, in management's opinion, would have a material adverse effect on the Corporation's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of the shareholders of the Corporation, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            A discussion of the Corporation's common stock, related shareholder matters and purchases of equity securities is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Item 6.  Selected Financial Data.

            The selected financial data is incorporated herein by reference to the table entitled "Selected Financial Information" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

            A discussion of the market risk of the Corporation and the Bank as of December 31, 2005 related to the investment debt and equity securities held by the Corporation and the Bank is incorporated by reference to Note 2 in the Notes to Consolidated Financial Statements, which is a part of the Annual Report that is included as an exhibit to this filing.  A discussion of the market risk in the loan portfolio of the Bank is incorporated by reference to Note 3 in the Notes to Consolidated Financial Statements, which is a part of the Annual Report that is included as an exhibit to this filing.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is incorporated by reference to the section entitled "LIQUIDITY AND CAPITAL RESOURCES" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

Item 8.  Financial Statements and Supplementary Data.

            Financial statements and supplementary data are incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements, both of which are a part of the Annual Report that is included as an exhibit to this filing.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

            (a)  Evaluation of Disclosure Controls and Procedures.  The Corporation carried out an evaluation, under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Assistant Treasurer (principal financial officer), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation (including the Corporation's consolidated subsidiaries) in reports that the Corporation files or submits under the Exchange Act of is recorded, processed, summarized and reported in a timely manner.

(b)  Changes in Internal Control Over Financial Reporting. There has been no change in the

 Corporation's internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

            (c)  Management Report on Internal Control Over Financial Reporting.  Management's report on the Corporation's internal control over financial reporting is set forth on page 35 of the Annual Report of the Corporation.  The attestation of the Corporation's independent registered public accounting firm related to the report is set forth on page 36 of the Annual Report of the Corporation.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

            Reference is made to the "Director Nominee Information Table" and the sections entitled "Executive Officers," "Committees of the Board - Audit (Compliance) CRA Committee," "Section 16 Beneficial Ownership Reporting Compliance" and " Code of Ethics" Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

            Reference is made to the sections entitled "Compensation of Directors and Officers" and "Bank Compensation Committee Report on Executive Compensation" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

            Reference is made to the section entitled "Bank Compensation Committee Report on Executive Compensation-Related Party Transactions" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

            Reference is made to the section entitled "Report of the Bank's Audit/Compliance/CRA Committee" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules.

(a)                    (1) Financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are a part of the Annual Report  that is included as an exhibit to this filing.

                        (2) All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements referenced in Item 15 (a)(1).

(b)                    The following exhibits are filed herewith:

3.1      Charter (1)

3.2      Articles of Amendment to Charter (1)

 3.3     Amended and Restated By-laws (2)

                          4.1     Form of Specimen Stock Certificate (1)

10.1            Profit Sharing Plan (3)

10.2            First Amendment to Profit Sharing Plan (3)

10.3            Second Amendment to Profit Sharing Plan (3)

10.4            Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (3)

10.5            Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002 (3)

10.6            Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (3)

                        13.1   Annual Report to Shareholders

                        21.1     List of Subsidiaries

                        31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        31.2     Certification of the Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer and Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)        Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-10972, as filed with the Securities and Exchange Commission on May 7, 2004.

(2)        Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, File Number 0-10972, as filed with the Securities and Exchange Commission on December 21, 2005.

(3)        Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-10972, as filed with the Securities and Exchange Commission on July 19, 2004.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By                                /s/ T. Randy Stevens

                 T. Randy Stevens, Chief Executive Officer

Date                                  March  10, 2006

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s / Patricia P. Moody

            Patricia P. Moody, Assistant Treasurer (principal financial officer and principal accounting officer)

Date                                  March 10, 2006

Signatures -- continued

/s/ Kenneth A. Abercrombie	/s/ Joseph W. Remke, III
Kenneth A. Abercrombie, Director	Joseph W. Remke, III, Director

Date March 10, 2006	Date March 10, 2006

/s/ James L Bailey, Jr.	/s/ T. Randy Stevens III
James L. Bailey, Jr., Director	T. Randy Stevens, Director

Date March 10, 2006	Date March 10, 2006

/s/ Hulet M. Chaney	/s/ John P. Tomlinson, III
Hulet M. Chaney, Director	John P. Tomlinson, III, Director

Date March 10, 2006	Date March 10, 2006

/s/ H. Terry Cook, Jr.	/s/ William R. Walter
H. Terry Cook, Jr., Director	William R. Walter, Director

Date March 10, 2006	Date March 10, 2006

/s/ Tom Napier Gordon	/s/ Dan C. Wheeler
Tom Napier Gordon, Director	Dan C. Wheeler, Director

Date March 10, 2006	Date March 10, 2006

/s/ O. Rebecca Hawkins	/s/ David S. Williams
O. Rebecca Hawkins, Director	David S. Williams, Director

Date March 10, 2006	Date March 10, 2006

/s/ James E. York	/s/ W. Donald Wright
James E. York, Director	W. Donald Wright, Director

Date March 10, 2006	Date March 10, 2006

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1      Charter (1)

3.2      Articles of Amendment to Charter (1)

 3.3     Amended and Restated By-laws (2)

                          4.1     Form of Specimen Stock Certificate (1)

10.1     Profit Sharing Plan (3)

10.2     First Amendment to Profit Sharing Plan (3)

10.3     Second Amendment to Profit Sharing Plan (3)

10.4     Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (3)

10.5     Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002 (3)

10.6     Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (3)

                        13.1   Annual Report to Shareholders

                        21.1     List of Subsidiaries

                        31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        31.2     Certification of the Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer and  Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)        Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-10972, as filed with the Securities and Exchange Commission on May 7, 2004.

(2)        Incorporated by reference from the First Farmers and Merchants Corporation Quarterly Report on Form 8-K, File Number 0-10972, as filed with the Securities and Exchange Commission on December 21, 2005.

(3)        Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2004, File Number 0-10972, as filed with the Securities and Exchange Commission on April 21, 2005.