Form 10-Q
period 2006-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2006-05-10
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file numbers 0-10972

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

931-388-3145

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,840,000 shares as of May 5, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - March 31, 2006 and December 31, 2005.

Consolidated statements of income - For the three months ended March 31, 2006 and March 31, 2005.

Consolidated statements of cash flows - For the three months ended March 31, 2006 and March 31, 2005.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
		March 31,	December 31,
	(Dollars in Thousands, Except Per Share Data)	2006	2005
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$23,965	$28,489
	Interest-bearing deposits in banks	50	49
	Total cash and cash equivalents	24,015	28,538
	Securities
	Available for sale (amortized cost $188,353
	and $195,448, respectively)	184,542	191,931
	Held to maturity (fair value $89,454
	and $90,810, respectively)	88,547	89,832
	Total securities	273,089	281,763
	Loans, net of deferred fees	472,419	459,897
	Allowance for possible loan losses	(7,730)	(7,794)
	Net loans	464,689	452,103
	Bank premises and equipment, at cost
	less allowance for depreciation	11,754	11,909
	Core deposit and other intangibles	10,666	10,930
	Other assets	26,332	25,796
	TOTAL ASSETS	$810,545	$811,039
LIABILITIES	Deposits
	Noninterest-bearing	$121,153	$117,065
	Interest-bearing (including certificates of deposit
	over $100,000: 2006 - $100,148; 2005 - $94,471)	572,480	566,523
	Total deposits	693,633	683,588
	Federal funds purchased and securities sold
	under agreements to repurchase	2,767	13,132
	Dividends payable	-	1,869
	Other short term liabilities	60	522
	Accounts payable and accrued liabilities	6,111	5,417
	TOTAL LIABILITIES	702,571	704,528
SHAREHOLDERS'	Common stock - $10 par value, per share, 8,000,000 shares
EQUITY	authorized; issued and outstanding - 5,840,000	58,400	58,400
	Additional paid-in capital	4,320	4,320
	Retained earnings	47,598	45,954
	Accumulated other comprehensive income	(2,344)	(2,163)
	TOTAL SHAREHOLDERS' EQUITY	107,974	106,511

	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$810,545	$811,039
(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.
FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	(Dollars In Thousands, Except Per Share Data)
	Three Months Ended March 31,	2006	2005

INTEREST INCOME	Interest and fees on loans	$7,268	$6,368
	Income on investment securities
	Taxable interest	1,634	2,287
	Exempt from federal income tax	1,079	669
	Dividends	49	34
		2,762	2,990
	Other interest income	34	36
	TOTAL INTEREST INCOME	10,064	9,394
INTEREST EXPENSE	Interest on deposits	2,988	2,150
	Interest on other short-term borrowings	77	39
	TOTAL INTEREST EXPENSE	3,065	2,189

	NET INTEREST INCOME	6,999	7,205
	PROVISION FOR POSSIBLE LOAN LOSSES
	(RECOVERIES) NET	-	(796)

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES
	(RECOVERIES)	6,999	8,001
NONINTEREST INCOME	Trust department income	540	588
	Service fees on deposit accounts	1,815	1,590
	Other service fees, commissions and fees	87	93
	Other operating income	184	187
	TOTAL NONINTEREST INCOME	2,626	2,458
NONINTEREST EXPENSES	Salaries and employee benefits	4,135	4,023
	Net occupancy expense	562	603
	Furniture and equipment expense	297	293
	Other operating expenses	2,711	2,588
	TOTAL NONINTEREST EXPENSES	7,705	7,507
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	1,920	2,952
	PROVISION FOR INCOME TAXES	276	868
	NET INCOME	$1,644	$2,084
BASIC EARNINGS PER
SHARE	Common stock
	(Shares Outstanding: 5,840,000)	$0.28	$0.36
The accompanying notes are an integral part of the consolidated financial statements.
FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	(Dollars In Thousands, Except Per Share Data)
	Three Months Ended March 31,	2006	2005
OPERATING	Net income	$1,644	$2,084
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Deficiency of provision for possible loan losses
	over net charge offs	(64)	(467)
	Provision for depreciation and amortization of
	premises and equipment	274	317
	Amortization of deposit base intangibles	264	264
	Amortization of investment security premiums,
	net of accretion of discounts	355	621
	Decrease in cash surrender value of life insurance contracts	(90)	(23)
	(Increase) decrease in
	Deferred income taxes	(1)	207
	Interest receivable	(40)	(28)
	Other assets	(292)	202
	Increase in
	Interest payable	399	310
	Other liabilities	295	145
	Total adjustments	1,100	1,548
	Net cash provided by operating activities	2,744	3,632
INVESTING	Proceeds from maturities, calls and sales of
ACTIVITIES	available-for-sale securities	24,045	13,558
	Proceeds from maturities and calls of held-to-maturity securities	1,260	645
	Purchases of investment securities
	Available-for-sale	(17,280)	(9,079)
	Held-to-maturity	-	(3,885)
	Net decrease (increase) in loans	(12,522)	6,721
	Purchases of premises and equipment	(119)	(290)
	Net cash (used in) provided by investing activities	(4,616)	7,670
FINANCING	Net increase in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	10,045	12,579
	Net decrease in short-term borrowings	(10,827)	(3,930)
	Cash dividends	(1,869)	(1,752)
	Net cash (used in) provided by financing activities	(2,651)	6,897
	Decrease (increase) in cash and cash equivalents	(4,523)	18,199
	Cash and cash equivalents at beginning of period	28,538	22,251
	Cash and cash equivalents at end of period	$24,015	$40,450
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the annual report of First Farmers and Merchants Corporation (the "Corporation") on Form 10-K for the year ended December 31, 2005.

Note 2 - SUBSIDIARY CHARTER

            The Corporation's subsidiary bank (the "Bank") received regulatory approval to convert its national charter to a state charter, which conversion became effective as of July 5, 2005.  On that date, the Bank converted to a Tennessee state-chartered bank and its name changed from First Farmers and Merchants National Bank to First Farmers and Merchants Bank.

NOTE 3 - BRANCH CONSOLIDATIONS AND CLOSINGS

            On March 21, 2006, management made the decision to consolidate and/or close four branches of the Bank throughout three counties.  In Marshall County, the Lewisburg East office and Lewisburg Downtown offices are consolidating to the Ellington office on May 1, 2006. In Giles County, the Pulaski West College office will be permanently closed and its operations transferred to the Martin House office on July 3, 2006.  In Lawrence County, the Leoma office will be permanently closed on July 3, 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "anticipates," "could," "expects," "believes," "may" or "will," or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the potential sale of available-for-sale securities, repayment of loans by borrowers, migration of loans to more severe classifications, failure to meet and satisfaction of capital adequacy requirements, adequacy of capital resources to meet liquidity needs, material capital expenditures, the effect of fluctuating interest rates, deferred income tax assets and rate risk analysis.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in First Farmers and Merchants Corporation's filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2006, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $810.55 million, its consolidated net loans were $464.69 million, its total deposits were $693.63 million and its total shareholders' equity was $107.97 million.  The loan portfolio at March 31, 2006 increased $12.52 million, or 2.7%, compared to December 31, 2005.  The retail portion of the portfolio experienced a 1.0% increase during the first three months of 2006 and the commercial portfolio increased 1.7% during the same period.  Total deposits increased $10.05 million or 1.5%, and shareholders' equity increased 1.4% during the first three months of 2006.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $2.34 million.

MATERIAL Changes in Financial Condition

Average earning assets at March 31, 2006 were down 1.1% or $8.4 million from average earning assets at December 31, 2005.  Average overnight investments at March 31, 2006 were down $4.0 million compared to December 31, 2005.  Average investment securities at March 31, 2006 were down 6.5% compared to the average at December 31, 2005.  Average total assets of $807 million at March 31, 2006 decreased 1.2% or $10.2 million, compared to an average of $818 million at December 31, 2005.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation's sole subsidiary (the "Bank").  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships, and changes in configuration of the yield curve.  At March 31, 2006, the Bank's investment securities portfolio had $184.5 million available-for-sale securities and $88.5 million held-to-maturity securities compared to $191.9 million and $89.8 million, respectively, at December 31, 2005.  The 3.9% decrease in available-for-sale securities for the three months ended March 31, 2006 resulted from investing in the loan portfolio or held-to-maturity securities funds received as securities matured.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues for the Corporation.  The loan portfolio also contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one-to-four family residential properties, represented 36.9% of the total loan portfolio at March 31, 2006.  The Bank recognizes this concentration, but finds the risk acceptable given the quality of underwriting and low level of historical loss experience.  Mortgage loans secured by commercial properties have a higher level of risk and historical loss experience than residential mortgage loans and comprised 39.3% of the portfolio at March 31, 2006 .  There is not an industry concentration as measured by regulatory guidelines.  However, the Bank currently has heavy exposure in four broad industry categories, which include construction, real estate renting and leasing, other services (churches) and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the loan customers.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank's Board of Directors.  The allowance for possible loan and lease losses was $7.7 million, or 1.6% of gross loans, at March 31, 2006, compared to $7.8 million, or 1.7%, at December 31, 2005.  Net recoveries through March 31, 2006 were $64,000, which results in an annualized net charge-off ratio of 0.05%.

A formal process is in place to provide control over underwriting of loans and monitor loan collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  A Special Assets Department of the Bank identifies and monitors assets that need attention.  At March 31, 2006, this process identified loans totaling $4.8 million, or 1.0% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $5.7 million, 1.25 % of the portfolio, so classified at December 31, 2005.  Loans totaling $9.4 million, or 2.0% of the portfolio, were classified as substandard at March 31, 2006, compared to loans totaling $10.0 million, or 2.2% of the portfolio, so classified at December 31, 2005.  No loans were classified as doubtful at March 31, 2006 and December 31, 2005.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 22 domestic offices.  The Bank's average deposits declined 1.7% during the first three months of 2006 compared to a decline of 1.9% in the first three months of 2005.  The primary reason for the slowed decline of average deposits between these periods is that the Bank changed its strategy for pricing six month certificates of deposit.  The decline slowed because of a re-focused effort on customer deposits.  Average total noninterest-bearing deposits were 16.2% of total deposits at March 31, 2006, contributing to the Bank's low cost of deposits.  This compares to 16.5% at December 31, 2005.

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

            Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  To be "well-capitalized" under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of March 31, 2006, the Corporation's Tier 1, Total Capital and leverage capital ratios were 19.1%, 20.3% and 12.5%, respectively.  The ratios were 18.7%, 20.0% and 12.1%, respectively, at December 31, 2005.  As of March 31, 2006, the Bank's Tier 1 Capital, Total Capital and leverage capital were 18.9%, 20.2%, and 12.3%, respectively, compared to 18.5%, 19.8%, and 12.0% at December 31, 2005. Management believes, as of March 31, 2006, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have plans for material capital expenditures in the near future.  The Corporation's average shareholders' equity at March 31, 2006 was $107.3 million, a 1.2% increase from the average at December 31, 2005.

            The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. The Bank declared a $0.32 per share dividend in the fourth quarter of 2005, which was paid in the first quarter of 2006.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank's Asset/Liability Committee and results are reported to the Bank's Board of Directors.

The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each quarter, the Asset/Liability Committee of the Bank monitors the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.

Critical Accounting Policies

The accounting principles the Corporation follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Corporation's management has made judgments and estimates that, in the case of the determination of the allowance for loan losses ("ALLL") and the recognition of deferred income tax assets, have been critical to the determination of the Corporation's financial position, results of operations, and cash flows.

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

Ÿ         Portfolio quality trends;

•         Changes in the nature and volume of the portfolio;

•         Present and prospective economic and business conditions, locally and nationally;

•         Management review systems and board oversight, including external loan review processes;

•         Changes in credit policy, credit administration, portfolio management and procedures; and

•         Changes in personnel, management and staff.

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

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2006 were $79.9 million and $10.4 million, respectively, compared to $67.9 million outstanding loan commitments and $6.7 million stand-by letters of credit in the normal course of business at March 31, 2005.  The increase in stand-by letters of credit of approximately $3.7 million, or 55.2%, came from additional business from existing large commercial customers.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At March 31, 2006, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Material Changes in Results of Operations

Total interest income for the first three months of 2006 was $10.1 million compared to $9.4 million for the first three months of 2005.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $7.3 million, an increase of approximately $900,000, or 14.13% during the first three months of 2006 compared to the first three months of 2005.  Nominal interest earned on investment securities and other investments were $2.8 million, a decrease of approximately $230,000, or  7.60% during the first three months of 2006 compared to the first three months of 2005.

            Total interest expense in the first three months of 2006 was $3.1 million, an increase of approximately $876,000, or  40.01% compared to the first three months of 2005.  The higher interest rates for certificates of deposits and public funds during the first quarter of 2006 was the primary reason for the higher expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month period of less than 4.5% of net interest income given a 300 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning April 1, 2006 and ending March 31, 2007 showed a worst-case potential change to net interest income of a negative 0.06%, or a decline in net interest income of approximately $20.0 million by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at March 31, 2006, March 31, 2005 and December, 31, 2005 was 4.16%, 4.13% and 4.21%, respectively.

            No additions were made to the allowance for loan losses in the first quarter of 2006.

            Noninterest income  was $2.6 million, an increase of $168,000 or 6.8% during the first three months of 2006 compared to the first three months of 2005.  Service charges on deposits provided the most significant portion of this increase in noninterest income at $225,000, or 14.1%, compared to the first quarter of 2005.

Noninterest expenses, excluding the provision for possible loan losses, were  $198,000,or 2.6% higher in the first three months of 2006 than in the first three months of 2005. Salaries and benefits expense was up $112,000 or 2.8%, for the three months ended March 31, 2006 compared to the same period in 2005 as a result of standard increases in salaries and significant increases in insurance benefits.

The Corporation and the Bank do not have any long-term debt or other obligations with the exception of leases for bank property.  There has not been a change during the three month period ended March 31, 2006 in the terms of these leases.

Provision for income taxes for the three months ended March 31, 2006 was $276,000, compared to $868,000 for the three months ended March 31, 2005.  Increases in the Bank's investment in municipal securities which are exempt from federal income tax contributed to the decrease in tax expense of $592,000 as of March 31, 2006.

Net income for the three months ended March 31, 2006 was $1.64 million, compared to $2.08 million for the three months ended March 31, 2005.  There was a credit to the provision for loan and lease losses in February 2005 in the amount of $796,000 that contributed to the difference between 2006 and 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2006, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation carried out an evaluation, under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Assistant Treasurer (principal financial officer), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation (including the Corporation's consolidated subsidiaries) in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Reportt on Form 10-K for the year ended December 31, 2005.

Item 6.  Exhibits.

EXHIBIT

NUMBER          DESCRIPTION

     3.1     Charter. (1)

     3.2     Articles of Amendment to Charter. (1)

     3.3     Amended and Restated By-laws. (2)

     4.1     Form of Specimen Stock Certificate. (1)

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

(1)  Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 0-1972, as filed with the Securities and Exchange Commission on May 7, 2004.

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date             May 8, 2006                                                      /s/ T. Randy Stevens

                                    T. Randy Stevens, President/Chief Executive Officer

Date             May 8, 2006                                              /s/ Patricia P. Moody

Patricia P. Moody, Assistant Treasurer (principal financial officer and principal accounting officer)