Form 10-Q
period 2006-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2006-08-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,820,000 shares as of August 7, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiary are included in this Report:

Consolidated balance sheets - June 30, 2006 and December 31, 2005.

Consolidated statements of income - For the three months and six months ended June 30, 2006 and June 30, 2005.

Consolidated statements of cash flows - For the six months ended June 30, 2006 and June 30, 2005.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	(Dollars in Thousands, Except Per Share Data)	2006	2005
		(Unaudited)	(1)
ASSETS	Cash and due from banks	$25,939	$28,489
	Interest-bearing deposits in banks	30	49
	Total cash and cash equivalents	25,969	28,538
	Securities
	Available for sale (amortized cost $181,182
	and $195,448, respectively)	175,736	191,931
	Held to maturity (fair value $85,795
	and $90,810, respectively)	86,133	89,832
	Total securities	261,869	281,763
	Loans, net of deferred fees	483,964	459,897
	Allowance for possible loan losses	(7,635)	(7,794)
	Net loans	476,329	452,103
	Bank premises and equipment, at cost
	less allowance for depreciation	11,634	11,909
	Core deposit and other intangibles	10,666	10,930
	Other assets	26,525	25,796
	TOTAL ASSETS	$812,992	$811,039
LIABILITIES	Deposits
	Noninterest-bearing	$124,323	$117,065
	Interest-bearing (including certificates of deposit
	over $100: 2006 - $98,205; 2005 - $94,471)	567,691	566,523
	Total deposits	692,014	683,588
	Federal funds purchased and securities sold
	under agreements to repurchase	4,907	13,132
	Dividends payable	1,927	1,869
	Other short-term liabilities	600	522
	Accounts payable and accrued liabilities	6,586	5,417
	TOTAL LIABILITIES	706,034	704,528
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; issued and outstanding - 5,840,000	58,400	58,400
	Additional paid-in capital	4,320	4,320
	Retained earnings	47,588	45,954
	Accumulated other comprehensive income	(3,350)	(2,163)
	TOTAL SHAREHOLDERS' EQUITY	106,958	106,511

	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$812,992	$811,039
(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in Thousands, Except Per Share Data)	Three Months Ended		Six Months Ended
	(Unaudited)	June 30,		June 30,
		2006	2005	2006	2005

INTEREST INCOME	Interest and fees on loans	$7,853	$6,555	$15,121	$12,924
	Income on investment securities
	Taxable interest	1,726	2,233	3,359	4,520
	Exempt from federal income tax	1,068	735	2,146	1,405
	Dividends	45	33	94	66
		2,839	3,001	5,599	5,991
	Other interest income	22	94	56	126
	TOTAL INTEREST INCOME	10,714	9,650	20,776	19,041

INTEREST EXPENSE	Interest on deposits	3,031	2,341	6,019	4,492
	Interest on other short-term borrowings	193	21	269	60
	TOTAL INTEREST EXPENSE	3,224	2,362	6,288	4,552

	NET INTEREST INCOME	7,490	7,289	14,488	14,489
	PROVISION FOR POSSIBLE LOAN
	(RECOVERIES) NET	-	(796)	-	(796)

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN
	(RECOVERIES) NET	7,490	8,085	14,488	15,285

NONINTEREST INCOME	Trust department income	608	526	1,148	1,114
	Service fees on deposit accounts	2,024	1,861	3,839	3,451
	Other service fees, commissions and fees	106	113	194	205
	Other operating income	212	247	396	434
	TOTAL NONINTEREST INCOME	2,950	2,747	5,577	5,204

NONINTEREST EXPENSES	Salaries and employee benefits	4,212	3,969	8,347	7,992
	Net occupancy expense	551	570	1,113	1,173
	Furniture and equipment expense	308	298	605	591
	Other operating expenses	2,968	2,550	5,679	5,137
	TOTAL NONINTEREST EXPENSES	8,039	7,387	15,744	14,893
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	2,401	3,444	4,321	5,596
	PROVISION FOR INCOME TAXES	484	679	760	1,547

	NET INCOME	$1,917	$2,765	$3,561	$4,049
BASIC EARNINGS PER
SHARE	Common stock
	(5,840,000 Shares)	$0.33	$0.47	$0.61	$0.69
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	(Dollars in Thousands, Except Per Share Data)
	Six Months Ended June 30,	2006	2005
OPERATING	Net income	$3,561	$4,049
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Deficiency of provision for possible loan losses
	over net charge offs	(159)	(502)
	Provision for depreciation and amortization of
	premises and equipment	556	617
	Amortization of deposit base intangibles	528	528
	Amortization of investment security premiums,
	net of accretion of discounts	634	1,212
	Increase in cash surrender value of life insurance contracts	(196)	(117)
	Decrease (increase) in
	Deferred income taxes	24	227
	Interest receivable	107	129
	Other assets	(186)	234
	Increase in
	Interest payable	272	313
	Other liabilities	896	546
	Total adjustments	2,476	3,187
	Net cash provided by operating activities	6,037	7,236
INVESTING	Proceeds from maturities, calls and sales of
ACTIVITIES	available-for-sale securities	33,082	25,115
	Proceeds from maturities and calls of held-to-maturity securities	3,650	5,500
	Purchases of investment securities
	Available-for-sale	(19,401)	(14,117)
	Held-to-maturity	-	(23,195)
	Net decrease (increase) in loans	(24,067)	579
	Purchase of single premium life insurance contract	-	(254)
	Purchases of premises and equipment	(281)	(440)
	Net cash used in investing activities	(7,017)	(6,812)
FINANCING	Net increase in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	8,426	26,506
	Net increase (decrease) increase in short-term borrowings	(8,146)	2,964
	Cash dividends	(1,869)	(1,752)
	Net cash (used in) provided by financing activities	(1,589)	27,718
	(Decrease) increase in cash and cash equivalents	(2,569)	28,142
	Cash and cash equivalents at beginning of period	28,538	22,251
	Cash and cash equivalents at end of period	$25,969	$50,393
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

NOTE 2 - BRANCH CONSOLIDATIONS AND CLOSINGS

            On March 21, 2006, management made the decision to consolidate and/or close four branches of the Bank throughout three counties.  In Marshall County, the Lewisburg East and Lewisburg Downtown offices were consolidated to the Ellington office on May 1, 2006. In Giles County, the Pulaski West College office was permanently closed and its operations transferred to the Martin House office on July 3, 2006.  In Lawrence County, the Leoma office was permanently closed on July 3, 2006.

NOTE 3 - SUBSEQUENT EVENT

            On July 6, 2006, First Farmers and Merchants Corporation, pursuant to Stock Repurchase Agreement dated as of June 23, 2006, closed a transaction to repurchase from the University of Tennessee 20,000 shares of the Corporation's common stock at a price of $50 per share for an aggregate purchase price of $1 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "anticipates," "could," "expects," "believes," "plans," "may" or "will," or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the potential sale of available-for-sale securities, repayment of loans by borrowers, failure to meet and satisfaction of capital adequacy requirements, adequacy of capital resources to meet liquidity needs, the payment of dividends, material capital expenditures, the effect of fluctuating interest rates, deferred income tax assets and rate risk analysis.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in First Farmers and Merchants Corporation's filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At June 30, 2006, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $813.0 million, its consolidated net loans were $476.3 million, its total deposits were $692.0 million and its total shareholders' equity was $107.0 million.  The loan portfolio at June 30, 2006 increased $24.1 million, or 5.2%, compared to December 31, 2005.  The retail portion of the portfolio experienced a 3.1% increase during the first six months of 2006 and the commercial portfolio increased 7.9% during the same period.  Total deposits increased $8.4 million, or 1.2%, and shareholders' equity increased 0.4% during the first six months of 2006.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $3.4 million.

MATERIAL CHANGES IN FINANCIAL CONDITION

Average earning assets at June 30, 2006 decreased 0.7% from average earning assets at December 31, 2005.  Average overnight investments at June 30, 2006 were down $4.7 million compared to December 31, 2005.  Average investment securities at June 30, 2006 decreased 7.6% compared to the average at December 31, 2005.  Average total assets of $809.1 million at June 30, 2006 decreased 1.2%, or $9.5 million, compared to an average of $818.6 million at December 31, 2005.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation's sole subsidiary (the "Bank").  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2006, the Bank's investment securities portfolio had $175.7 million available-for-sale securities and $86.1 million held-to-maturity securities compared to $191.9 million and $89.8 million, respectively, at December 31, 2005.  The 8.4% decrease in available-for-sale securities for the six months ended June 30, 2006 resulted from the maturity or call of securities that were not re-invested.  The Bank chose to invest proceeds in the loan portfolio as securities matured.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenue.  The loan portfolio also contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing potential loans, management of the Bank assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.

Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one-to-four family residential properties, represented 37.5% of the total loan portfolio at June 30, 2006.  The Bank recognizes this concentration, but finds the risk acceptable given the strong underwriting practices applied to this portfolio and the acceptable level of historical losses.  The commercial loan portfolio represented 45.5% of the total loan portfolio at quarter-end.  The pipeline of commercial loan opportunities was strong throughout the second quarter including the participations purchased.  The Bank's real estate lending policy and procedures are being revised to ensure that these practices remain sound, and the Bank continued to sell participations in order to limit exposure to certain borrowers.  An industry concentration does not exist as measured by regulatory guidelines.  However, the Bank currently has heavy exposure in four broad industry categories, which include construction, real estate renting and leasing, other services (churches) and public administration.  The Bank's management monitors these industries closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on a credit evaluation of the loan customers.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank's Board of Directors.  The allowance for possible loan and lease losses was $7.6 million, or 1.6% of gross loans, at June 30, 2006, compared to $7.8 million, or 1.7% of gross loans, at December 31, 2005.  Net charge-off loans through June 30, 2006 were $159,000, which resulted in an annualized net charge-off ratio of 0.07%.

A formal process is in place to provide control over underwriting of loans and monitor loan collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  A Special Assets Department of the Bank identifies and monitors assets that need attention.  At June 30, 2006, this process identified loans totaling $6.5 million, or 1.3% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $5.7 million, 1.3 % of the portfolio, so classified at December 31, 2005.  Loans totaling $8.4 million, or 1.7% of the portfolio, were classified as substandard at June 30, 2006, compared to loans totaling $10.0 million, or 2.2% of the portfolio, so classified at December 31, 2005.  No loans were classified as doubtful at June 30, 2006 and December 31, 2005.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 20 domestic offices.  The Bank's average deposits declined 2.2% during the first six months of 2006 compared to a decline of 1.2% in the first six months of 2005.  The primary reason for the decline of average deposits between these periods is that the Bank reduced its dependence on large dollar municipal certificates of deposit.   Average total noninterest-bearing deposits were 17.0% of total deposits at June 30, 2006, contributing to the Bank's low cost of deposits.  This compares to 16.5% at December 31, 2005.

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

            Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  To be "well-capitalized" under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10% and a leverage capital ratio of at least 5%.  As of June 30, 2006, the Corporation's Tier 1, Total Capital and leverage capital ratios were 19.1%, 20.3% and 12.5%, respectively.  The ratios were 18.7%, 20.0% and 12.1%, respectively, at December 31, 2005.  As of June 30, 2006, the Bank's Tier 1 Capital, Total Capital and leverage capital were 18.7%, 20.0% and 12.3%, respectively, compared to 18.5%, 19.8% and 12.0% at December 31, 2005. Management believes, as of June 30, 2006, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have plans for material capital expenditures in the near future.  The Corporation's average shareholders' equity at June 30, 2006 was $107.7 million, a 1.5% increase from the average at December 31, 2005.

            The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. The Bank declared a $0.33 per share dividend in the second quarter of 2006, which will be paid in the third quarter of 2006.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed periodically by the Bank's Asset/Liability Committee and results are reported to the Bank's Board of Directors.

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

Allowance for Loan Losses

           Management assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review quarterly to assess the risk in the Bank's loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience.  Although this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

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

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2006 were $83.6 million and $10.1 million, respectively, compared to $77 million outstanding loan commitments and $10 million stand-by letters of credit in the normal course of business at December 31, 2005.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At June 30, 2006, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total interest income for the first six months of 2006 was $20.8 million compared to $19.0 million for the first six months of 2005.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $15.1 million, an increase of approximately $2.2 million, or 17.0% during the first six months of 2006 compared to the first six months of 2005.  Nominal interest earned on investment securities and other investments were $5.6 million, a decrease of approximately $392,000, or 6.5%, during the first six months of 2006 compared to the first six months of 2005 and decreased 5.5% for the three months ending June 30, 2006 compared to the three months ending June 30, 2005.

            Total interest expense in the first six months of 2006 was $6.3 million, an increase of approximately $1.7 million, or 38.1%, compared to the first six months of 2005.  The higher interest rates for certificates of deposit during the first six months of 2006 were the primary reason for the higher expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank'sAsset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income of less than 4.5% for a 12-month period given a 300 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning July 1, 2006 and ending June 30, 2007 showed a worst-case potential change to net interest income of a negative 0.06%, or a decline in net interest income of approximately $20,000 by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at June 30, 2006, June 30, 2005 and December, 31, 2005 was 4.26%, 4.14% and 4.21%, respectively.

            No additions were made to the allowance for loan losses in the second quarter of 2006.

            Noninterest income was $5.6 million, an increase of $373,000, or 7.2%, during the first six months of 2006 compared to the first six months of 2005.  Service charges on deposits provided the most significant portion of this increase in noninterest income at $388,000, or 11.3%, compared to the second quarter of 2005.

Noninterest expenses, excluding the provision for possible loan losses, were $851,000, or 5.7%, higher in the first six months of 2006 than in the first six months of 2005. Salaries and benefits expense was up $355,000, or 4.4%, for the six months ended June 30, 2006 compared to the same period in 2005 as a result of standard increases in salaries and significant increases in medical insurance benefit costs.

The Corporation and the Bank do not have any long-term debt or other obligations with the exception of leases for bank property.  There has not been a change during the six month period ended June 30, 2006 in the terms of these leases.

Provision for income taxes for the six months ended June 30, 2006 was $760,000, compared to $1.5 million for the six months ended June 30, 2005.  Increases in the Bank's investment in municipal securities, which are exempt from federal income tax, contributed to the decrease in tax expense of $787,000 for the six months ended June 30, 2006.

Net income for the six months ended June 30, 2006 was $3.6 million, compared to $4.1 million for the six months ended June 30, 2005.  There was a credit to the provision for loan and lease losses in February 2005 in the amount of $796,000 that primarily accounted for the difference between 2006 and 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2006, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation carried out an evaluation, under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Assistant Treasurer (principal financial officer), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation (including the Corporation's consolidated subsidiaries) in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors.

            There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders.

             The annual meeting for shareholders of the Corporation was held on Tuesday, April 18, 2006.  At the meeting, the election of directors was voted upon by the Corporation's shareholders.  At the meeting, votes were cast as follows:

	Votes For	Votes Against	Abstentions/Non-Votes
Kenneth A. Abercrombie	3,793,331	680	-
James L. Bailey, Jr.	3,794,011	-	-
Hulet M. Chaney	3,794,011	-	-
H. Terry Cook, Jr.	3,793,611	400	-
Tom Napier Gordon	3,741,899	52,112	-
Dr. O. Rebecca Hawkins	3,792,819	1,192	-
Dr. Joseph W. Remke, III	3,792,819	1,192	-
T. Randy Stevens	3,777,440	16,571	-
John P. Tomlinson, III	3,766,718	27,293	-
William R. Walter	3,792,667	1,344	-
Dan C. Wheeler	3,793,331	680	-
Dr. David W. Williams	3,790,361	3,650	-
W. Donald Wright	3,794,011	-	-
James E. York	3,794,011	-	-

                As indicated in the above table, Kenneth A. Abercrombie, James L. Bailey, Jr., Hulet M. Chaney, H. Terry Cook, Jr., Tom Napier Gordon, Dr. O. Rebecca Hawkins, Dr. Joseph W. Remke, III, T. Randy Stevens, John P. Tomlinson, III, Williams R. Walter, Dan C. Wheeler, Dr. David S. Williams, W. Donald Wright and James E. York were elected as directors of the Corporation.  The terms of the directors will expire at the annual meeting of shareholders in 2007, or until their respective successors are elected and qualified.

Item 6.  Exhibits.

EXHIBIT

NUMBER          DESCRIPTION

     3.1     Charter. (1)

     3.2     Articles of Amendment to Charter. (1)

     3.3     Amended and Restated By-laws. (2)

     4.1     Form of Specimen Stock Certificate. (1)

   10.1     Stock Repurchase Agreement, dated as of June 23, 2006, between University of Tennessee and First Farmers and Merchants Corporation. (3)

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

(3)   Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K.  File Number 0-10972, as filed with the Securities and Exchange Commission on July 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date             August 9, 2006                                                      /s/ T. Randy Stevens

                                    T. Randy Stevens, Chief Executive Officer/Chairman

Date             August 9, 2006                                              /s/ Patricia P. Moody

Patricia P. Moody, Assistant Treasurer (principal financial officer and principal accounting officer)