Form 10-K
period 2006-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2007-03-16
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark one)                                                                        FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

[  ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ___________________________ to ________________________________

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

                Large accelerated filer [ ]     Accelerated filer [X]            Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X]No

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2006 was approximately $225,350,300 based on the reported price at which the common stock was last sold ($50).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   5,760,000 shares as of March 1, 2007

DOCUMENTS INCORPORATED BY REFERENCE

(1)               Annual Report to Shareholders for Fiscal Year Ended December 31, 2006 -- Part II of this Report.

(2)               Proxy Statement for 2007 Annual Shareholders' Meeting to be held on April 17, 2007 -- Part III of this Report.

PART I

Item 1.  Business.

            First Farmers and Merchants Corporation (the "Corporation") was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2006, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the "Bank").  Management evaluates the financial condition of the Corporation in terms of the Bank's operations within its service area.  Its principal office is located at 816 South Garden Street, Columbia, Maury County, Tennessee.  The Bank has offices in seven counties in Middle Tennessee that are listed below:

Maury County	Giles County	Marshall County
Columbia	Pulaski	Lewisburg
Main Office	Martin House	Ellington
High Street	Williamson County	Chapel Hill
Hatcher Lane	Spring Hill	Hickman County
Campbell Plaza	Lawrence County	Centerville
Northside	Lawrenceburg	East Hickman
Mt. Pleasant	Locust Avenue
Spring Hill	Crockett
Dickson County	Loretto
White Bluff
Dickson

The Bank provides only automatic teller machine services in the Saturn General Assembly Building, 100 Saturn Parkway, Spring Hill; in Lawrenceburg at the Quik Mart on East Gaines street; in Columbia at the Tennessee Farm Bureau, Columbia State Community College, Columbia Quik Mart on Hampshire Pike, and Maury Regional Hospital; and in Marshall County at Marshall Plaza, and On-the-Run Market at 1550 Franklin Pike, Lewisburg.

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

            The Internet website of the Corporation and the Bank is "www.fandmbank.com."  Our most recent currently available Annual Report to Shareholders may be obtained free of charge on our Internet website.  A copy may also be obtained free of charge through the mail by request at the "Contact Us" link on our website.

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

            Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support.  This support may be required at times when the bank holding company may not have the resources to provide it.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the "FDIC") can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

            The Corporation is required to comply with risk-based capital guidelines by the FRB and with other tests related to capital adequacy that the FRB adopts from time to time.

            The Corporation owns the Bank, which is chartered under the laws of Tennessee and is a member of the Federal Reserve System.  The Bank is subject to extensive state regulation and examination by the Tennessee Department of Financial Institutions, the FRB and the FDIC, which insures the deposits of each of the state banks to the maximum extent permitted by law.  The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans and the amount of interest that may be charged on loans.  Various state consumer laws and regulations also affect the operations of state banks.

            The Federal Community Reinvestment Act (the "CRA") generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities.  Furthermore, the CRA requires the FRB to evaluate the performance of each of the subsidiary banks in helping to meet the credit needs of their communities.  As a part of the CRA program, the Bank is subject to periodic examinations by the FRB and must maintain comprehensive records of its CRA activities for this purpose.  During these examinations, the FRB rates such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance."  As of the last examination, the Bank received an "Outstanding" rating from the FRB.

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

Employees

The Corporation has no employees.  Its subsidiary, the Bank, had approximately 284 full-time employees and 33 part-time employees at December 31, 2006.  Five of the Bank's officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, a salary continuation plan, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, training programs, group life and health insurance and paid vacations.

Item 1A. Risk Factors.

            An investment in our common stock involves significant risks inherent to our business.  The risks and uncertainties that management believes affect or could affect us are described below.  This listing should not be considered as all-inclusive.  You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this report, before you decide to invest in our common stock.  References to "we," "us," and "our" in this section refer to the Corporation and the Bank, unless otherwise specified or unless the context otherwise requires.

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

            The banking and financial services business is highly competitive.  We face competition in making loans, attracting deposits and providing trust services.  Increased competition in the banking and financial services business may reduce our market share, impair its growth or cause the prices we charge for our services to decline.  For further discussion related to our competition in our market area, please refer to "FINANCIAL CONDITION - Assets and Liabilities" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

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

Item 1B.  Unresolved Staff Comments.

            None.

Item 2.  Properties.

            At December 31, 2006, the Bank maintained a main office in Columbia, Tennessee, 17 other offices (four of which are located on real property that is leased) and nine separate automatic teller or cash dispensing machine locations.  For more information on these properties owned by the Corporation and the Bank, please refer to Note 7 and Note 9 of the Notes to Consolidated Financial Statements, which are a part of the Annual Report that is included as an exhibit to this filing.  The Bank currently has a parcel of land located at Higgs Road in Lewisburg, Tennessee and a building located at 564 East Commerce Street in Lewisburg, Tennessee, that were transferred from premises and equipment to other assets held for sale.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of the shareholders of the Corporation, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            A discussion of the Corporation's common stock, related shareholder matters and purchases of equity securities is incorporated herein by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, each of which is a part of the Annual Report that is included as an exhibit to this filing.  There were no sales of unregistered securities of the Corporation.

            The following table provides information regarding purchases of the Corporation's common stock made by the Corporation during the fourth quarter of 2006:

Period	(a) total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2006 - October 31, 2006	$ -	$ 50	$ -	$ -
November 1, 2006 - November 30, 2006	$ 13,550	$ 50	$ -	$ -
December 1, 2006 - December 31, 2006	$ 41,750	$ 50	$ -	$ -
Total	$ 55,300	$ 50	$ -	$ -

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

            A discussion of the market risk of the Corporation and the Bank as of December 31, 2006 related to the investment debt and equity securities held by the Corporation and the Bank is incorporated by reference to Note 3 in the Notes to Consolidated Financial Statements, which is a part of the Annual Report that is included as an exhibit to this filing.  A discussion of the market risk in the loan portfolio of the Bank is incorporated by reference to Note 4 in the Notes to Consolidated Financial Statements and the section entitled "LOANS AND LOAN QUALITY" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are a part of the Annual Report that is included as an exhibit to this filing.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is incorporated by reference to the section entitled "LIQUIDITY AND CAPITAL RESOURCES" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is a part of the Annual Report that is included as an exhibit to this filing.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

            The Corporation, with the participation of its management, including the Corporation's Chief Executive Officer and Assistant Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.

            Based upon that evaluation and as of the end of the period covered by this report, the Corporation's Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation's disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

            Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management's assessment of the design and operating effectiveness of its internal controls as part of this report.  The Corporation's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting.  Management's report and the independent registered  public accounting firm's attestation report are included with our Consolidated Financial Statements in the Annual Report that is an exhibit to this filing under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

 Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation's internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.  Other Information.

          None.

  PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

            Reference is made to the "Director Nominee Information Table" and the sections entitled "Executive Officers," "Committees of the Board," "Section 16 (a) Beneficial Ownership Reporting Compliance" and " Code of Ethics" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

            Reference is made to the sections entitled "Compensation of Directors and Officers", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Reference is made to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions; and Director Independence.

            Reference is made to the "Director Nominatee Information Table" and the section entitled "Compensation Committee Report on -Related Party Transactions" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

            Reference is made to the section entitled "Report of the Bank's Audit/Compliance/CRA Committee" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     (1) Financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are a part of the Annual Report  that is included as an exhibit to this filing.

         (2) All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements referenced in Item 15(a)(1).

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

                        10.1     Profit Sharing Plan (3)

                        10.2     First Amendment to Profit Sharing Plan (3)

                        10.3     Second Amendment to Profit Sharing Plan (3)

                        10.4     Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (3)

                        10.5     Memorandum of Understanding among First Farmers and Merchants National mers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002 (3)

                        10.6     Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (3)

                        10.7     Stock Repurchase Agreement, date as of June 23, 2006, between University of Tennessee and First Farmers and Merchants Corporation (4)

                        10.8     Form of Benefits Agreement entered into between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank's and the Corporation's Chairman and Chief Executive Officer, on January 26, 2007, and John P. Tomlinson, III, the Bank's and Corporation's Chief Administrative Officer, On January 29, 2007 (5)

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

(4)    Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K.  File Number 0-10972, as filed with the Securities and Exchange Commission on July 10, 2006.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By                                /s/ T. Randy Stevens

                 T. Randy Stevens, Chief Executive Officer

Date                                  March 16, 2007

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s / Patricia P. Moody

            Patricia P. Moody, Assistant Treasurer (principal financial officer and principal accounting officer)

Date                                  March 16, 2007

Signatures -- continued

/s/ Kenneth A. Abercrombie /s/ Joseph W. Remke, III
Kenneth A. Abercrombie, Director Joseph W. Remke, III, Director

Date March 16, 2006 Date March 16, 2006

/s/ James L Bailey, Jr. /s/ T. Randy Stevens III
James L. Bailey, Jr., Director T. Randy Stevens, Director

Date March 16, 2006 Date March 16, 2006

/s/ Hulet M. Chaney /s/ John P. Tomlinson, III
Hulet M. Chaney, Director John P. Tomlinson, III, Director

Date March 16, 2006 Date March 16, 2006

/s/ H. Terry Cook, Jr /s/ William R. Walter
H. Terry Cook, Jr., Director William R. Walter, Director

Date March 16, 2006 Date March 16, 2006

/s/ Tom Napier Gordon /s/ Dan C. Wheeler
Tom Napier Gordon, Director Dan C. Wheeler, Director

Date March 16, 2006 Date March 16, 2006

/s/ O. Rebecca Hawkins /s/ David S. Williams
O. Rebecca Hawkins, Director David S. Williams, Director

Date March 16, 2006 Date March 16, 2006

/s/ James E. York /s/ W. Donald Wright
James E. York, Director W. Donald Wright, Director

Date March 16, 2006 Date March 16, 2006

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

                        10.1     Profit Sharing Plan (3)

                        10.2     First Amendment to Profit Sharing Plan (3)

                        10.3     Second Amendment to Profit Sharing Plan (3)

                        10.4     Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (3)

                        10.5     Memorandum of Understanding among First Farmers and Merchants National mers and Merchants Corporation, and Waymon L. Hickman, dated June 17, 2002 (3)

                        10.6     Change in Control Agreement between First Farmers and Merchants National Bank and Leslie R. (Berry) Brooks, dated June 28, 2002 (3)

                        10.7     Stock Repurchase Agreement, date as of June 23, 2006, between University of Tennessee and First Farmers and Merchants Corporation (4)

                        10.8     Form of Benefits Agreement entered into between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank's and the Corporation's Chairman and Chief Executive Officer, on January 26, 2007, and John P. Tomlinson, III, the Bank's and Corporation's Chief Administrative Officer, On January 29, 2007 (5)

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

(4)    Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K.  File Number 0-10972, as filed with the Securities and Exchange Commission on July 10, 2006.

FIRST FARMERS AND MERCHANTS CORPORATION

Exhibit 21.1

List of Subsidiaries

Direct and Indirect Ownership

First Farmers and Merchants Bank

F&M West Inc.

Maury Tenn Inc.

COMPARATIVE PERFORMANCE

Set forth below is a graph comparing the yearly change in the cumulative total shareholder return on the Common Stock ("FF&M" in the graph) against the cumulative total return of the S&P 500 Index and the S&P Major Regional Bank Index** for the period of five years commencing December 31, 2001 and ending December 31, 2006.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

VALUE OF $100 INVESTED ON DECEMBER 31, 2001 AT:

	2001	2002	2003	2004	2005	2006
FF&M *	$ 100.00	$ 110.29	$ 117.65	$ 132.36	$ 141.19	$ 147.07
S&P MAJOR REGIONAL BANKS **	100.00	100.08	135.63	153.25	155.02	178.42
S & P 500 ***	100.00	77.90	100.24	111.12	116.63	135.10

[CM1]

* Assumes that the value of the investment in FF&M stock was $100 on December 31, 2001, with no dividend reinvestment.
** Assumes that the value of the investment in the index was $100 on December 31, 2001, with all dividends reinvested.
*** Assumes that the value of the investment in the index was $100 on December 31, 2001, with all dividends reinvested.

FORWARD-LOOKING STATEMENTS

            Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "hopes," "may," "plans," "will," or "anticipates," or the negatives of such terms.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated as a result of a variety of factors.  These forward-looking statements include, without limitation, those relating to the quality of service provided to customers, the effect of fluctuating interest rates on net interest income, the stability of market rates during 2007, capital expenditures, cash dividends and the adequacy of allowance for loans losses.  Factors that could affect our results include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to operate and integrate new technology; the effectiveness of our interest rate hedging strategies; government fiscal and monetary policies; changes in our operating or expansion strategy; the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity; limitations on our ability to pay dividends and to meet our cash obligations; assumption and judgments about the collectability of our loan portfolio; our ability to compete with other financial services companies and other factors generally understood to affect the financial results of financial services companies.

EXECUTIVE OVERVIEW

General

            First Farmers and Merchants Corporation (the "Corporation") was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2006, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank (the "Bank") which conducts the principal business of the consolidated company.  The Bank was organized in 1954 as a successor to a state bank that was organized in 1909.  Previously, the Bank was a national bank and on July 5, 2005, the Bank returned to being a state-chartered bank and its name changed from First Farmers and Merchants National Bank to First Farmers and Merchants Bank.  The Bank has direct and indirect subsidiaries through which it holds F&M West, Incorporated, Maury Tenn, Incorporated and Maury Tenn Properties, Incorporated.  The principal executive offices of the Corporation are located at 816 South Garden Street, Columbia, Maury County, Tennessee.   Management of the Corporation evaluates the financial condition of the Corporation in terms of the Bank's operations within its service area.  In 2006, Management made the decision to close and consolidate some branches in Marshall, Giles and Lawrence Counties.  The changes allowed the Bank to use resources in a more efficient way and helped position the Bank for long-term sustained growth.  The following branches were closed and consolidated into area branches:  Lewisburg East, Lewisburg Downtown, Pulaski West College and Leoma.

            All dollar amounts in this report, other than per-share amounts, are in thousands unless otherwise noted.

Financial Condition

            The Corporation's assets consist primarily of its investment in the Bank and other smaller investments.  Its primary activities are conducted through the Bank.  The Bank is committed to providing quality services in diverse markets and a changing interest rate environment.  Management hopes to provide Bank customers the quality service of a community bank and the safety and strength of a regional bank.

 Financial Condition (Continued)

            At December 31, 2006, the Corporation's consolidated total assets were $820,084, its consolidated net loans were $466,091, its total deposits were $698,962 and its total shareholders' equity was $103,807.  The economic climate in the Corporation's market area of Middle Tennessee showed stable conditions in 2006.  This economic stabilization can be seen in the increase in loan volume and total deposits-- net loans were up 3.1% at December 31, 2006 compared to December 31, 2005.  Total deposits were up 2.2%.  Total shareholders' equity was up 0.7%.  Retained earnings, capital stock and additional paid-in capital were down 0.2%.

Results of Operations

            Consolidated net income in 2006 was down 8.6% compared to 2005.  Net interest income was down 1.9% over the same periods.  In 2006, a reduction (credit) of $636,000 was made in the allowance for possible loan and lease losses.  The amount of these credits was based upon unexpected loss recoveries and substantial reductions in the level of criticized assets.  Net income was $7,725 for 2006 compared to $8,452 for 2005 and $8,594 for 2004.  On a per common share basis, net income was $1.33 for 2006 versus $1.45 for 2005 and $1.47 for 2004.

            The accompanying tables and the discussion and financial information are presented to aid in understanding the Corporation's financial position and results of operations.  The emphasis of this discussion is on the years 2006, 2005 and 2004; however, financial information for prior years will also be presented where appropriate.  This discussion should be read in conjunction with the Consolidated Financial Statements and the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included elsewhere in this report.

FINANCIAL CONDITION

            The Corporation's financial condition depends on the quality and nature of its assets, its liability and capital structure, the market and economic conditions and the quality of its personnel.

Net Interest Margin

            Net interest margin is defined as the difference between the revenue from earning assets, primarily interest income, and interest expense related to interest-bearing liabilities.  The maintenance of the net interest margin at a level that, when coupled with noninterest revenues, exceeds additions to the allowance for loan losses, noninterest expenses and income taxes, and yields an acceptable profit is critical for success in the banking industry.  Net interest margin is a function of the average balances of earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.

           Management activities are planned to maintain a satisfactory spread between the yields on earning assets and the related cost of interest-bearing funds.  The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses.  This ratio reflects the overall profitability of earning assets, including both those funded by interest-bearing sources and those that do not generate interest (primarily noninterest-bearing demand deposits).  This ratio is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions.  The incremental interest spread compares the difference between the yields on earning assets and the cost of interest-bearing funds.  Management uses calculation and similar ratios to assist in pricing decisions for interest-related products.  Table A presents the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread for each of the last three years by major categories of assets and liabilities.

Net Interest Margin (Continued)

Table A - Distribution of Assets, Liabilities, and Shareholders' Equity, Interest Rates and Interest Differential

	YEAR ENDED DECEMBER 31,
	2006			2005			2004
	Average	Rate/		Average	Rate/		Average	Rate/
	Balance	Yield	Interest	Balance	Yield	Interest	Balance	Yield	Interest
ASSETS
Interest earning assets
Loans, net	$467,545	6.80%	$31,771	$440,781	6.27%	$27,626	$419,627	5.92%	$24,838
Bank deposits	138	3.62	5	48	2.08	1	244	1.23	3
Taxable securities	165,736	3.99	6,605	224,688	3.85	8,651	266,483	3.93	10,472
Tax exempt securities	96,281	7.49	7,211	72,810	6.59	4,799	53,900	7.33	3,950
Federal funds sold	8,798	5.00	440	7,185	3.07	221	7,563	1.15	87
TOTAL EARNING ASSETS	738,498	6.23	$46,032	745,512	5.54	$41,298	747,817	5.26	$39,350
Noninterest earning assets
Cash and due from banks	22,638			25,108			26,604
Bank premises and equipment	11,544			12,264			12,834
Other assets	34,793			36,681			40,000
TOTAL ASSETS	$807,473			$819,565			$827,255
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilites
Time and savings deposits:
NOW and money market accounts	$209,814	0.88%	$1,848	$235,524	0.66%	$1,551	$238,616	0.66%	$1,576
Savings	93,854	0.99	933	107,597	0.95	1,027	111,730	0.94	1,053
Time	166,868	3.91	6,519	161,929	2.80	4,533	173,376	2.20	3,822
Time over $100,000	92,521	4.37	4,039	79,012	3.32	2,626	72,027	2.75	1,978
TOTAL INTEREST BEARING DEPOSITS	563,057	2.37	13,339	584,062	1.67	9,737	595,749	1.41	8,429
Federal funds purchased and securities
sold under agreements to repurchase	8,753	4.99	437	5,403	2.81	152	4,056	1.28	52
Other liabilities	257	4.67	12	322	2.80	9	385	1.56	6
TOTAL INTEREST BEARING
LIABILITIES	572,067	2.41	$13,788	589,787	1.68	$9,898	600,190	1.41	$8,487
Noninterest bearing liabilities
Demand deposits	117,242			115,183			115,207
Other liabilities	12,831			11,637			10,892
TOTAL LIABILITIES	702,140			716,607			726,289
Shareholders' equity	105,333			102,958			100,966
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$807,473			$819,565			$827,255
Spread between combined rate earned and
combined rates paid*		3.82%			3.86%			3.85%
Net yield on interest-earning assets*		4.37%			4.21%			4.13%

* Taxable equivalent basis

Notes:

1.       U.S. government, government agency and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable securities.  Most municipal debt securities are nontaxable and classified as held-to-maturity.

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

Net Interest Margin (Continued)

           Table B sets forth, for the periods indicated, a summary of consolidated changes in interest earned and interest paid, reflected by the interest generated by volume changes and the interest generated by changes in the yield or rate.  On a tax equivalent basis, net interest income increased $844,000 for the year ending December 31, 2006 as financial products repriced in the rising rate environment.  Interest paid on interest-bearing deposits was up primarily because of the higher interest rates.

TABLE B - Volume and Yield/Rate Variances

(Taxable Equivalent Basis - In Thousands)

	2006 Compared to 2005			2005 Compared to 2004
			Net			Net
		Yield	Increase		Yield	Increase
	Volume	/Rate	(Decrease)	Volume	/Rate	(Decrease)
Revenue earned on
Loans, net	$1,678	$2,467	$4,145	$1,252	$1,536	$2,788
Bank deposits	2	2	4	(2)	-	(2)
Investment securities
Taxable securities	(2,270)	224	(2,046)	(1,642)	(179)	(1,821)
Tax-free securities	1,547	865	2,412	1,386	(537)	849
Federal funds Sold	50	169	219	(4)	138	134
Total interest earning assets	1,007	3,727	4,734	990	958	1,948
Interest paid on
NOW and money market accounts	(170)	467	297	(20)	(5)	(25)
Savings deposits	(131)	37	(94)	(39)	13	(26)
Time deposits	138	1,848	1,986	(252)	963	711
Time deposits over $100,000	448	965	1,413	192	456	648
Federal funds purchased and securities
sold under agreements to repurchase	94	191	285	17	83	100
Short term debt	(2)	5	3	(1)	4	3
Total interest-bearing funds	377	3,513	3,890	(103)	1,514	1,411
Net interest earnings	$630	$214	$844	$1,093	$(556)	$537

Notes:

1.  The change in interest earned or paid resulting from both volume and rate or yield has been allocated to change because of volume and change because of rate or yield in proportion to the relationship of the absolute dollar amounts of the change in each.   Loans include nonaccrual loans for all years presented.

2.  The computation of the taxable equivalent adjustment has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

3.  U.S. government, government agency and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable securities.  Most municipal debt securities are nontaxable and classified as held-to-maturity.

Assets and Liabilities

            Average earning assets decreased 0.9% as of December 31, 2006 compared to December 31, 2005  and decreased 0.3% as of December 31, 2005 compared to December 31, 2004.  Stable local economic conditions contributed to the nominal change during 2006.  The economic climate in the Corporation's market area of Middle Tennessee showed some improvement in 2006 as loan growth remained stable throughout the year.  As a financial institution, the Bank's primary earning asset is loans.  At December 31, 2006, average net loans represented 63.3% of average earning assets.  Average net loans were up 6.1% as of December 31, 2006 compared to December 31, 2005 and increased 5.0% as of December 31, 2005 compared to December 31, 2004.

            Average investments, 35.5% of average earning assets at December 31, 2006, decreased 11.1% from year end 2005 compared to a 7.1% decrease at the end of 2005 from year end 2004.  Maturing securities and other available funds were invested in loans and provided a source of funds to the decrease in deposits.  Average total assets declined 1.5% during 2006 compared to a decrease during 2005 of 0.9%.

            The Bank's average deposits declined 3.6% as of December 31, 2006 compared to December 31, 2005 as interest rate competition increased from existing banks and non banks as well as the emergence of new banking organizations in our service area.  The Bank's average deposits declined 2.0% as of December 31, 2005 compared to December 31, 2004.  Interest bearing transaction accounts were down 10.9% from the average at December 31, 2005.  Time deposits under $100 increased 3.1% as of December 31, 2006 compared to December 31, 2005 and time deposits over $100 increased 17.1% primarily because the Bank increased its reliance on short term large dollar certificates of deposit.  Average savings deposits decreased 12.8% as of December 31, 2006 compared to December 31, 2005. As reflected by these changes, the Bank experienced a shift of funds by its customers out of savings deposits and into time deposits.  Savings deposits have historically been steady providing a core, low cost, source of funding.

 Assets and Liabilities (Continued)

Customer relationship development helped maintain a stable base in noninterest-bearing deposits.  The Bank's noninterest-bearing deposits have remained strong and were 17.0% of average total deposits at December 31, 2006, 16.4% of average total deposits at December 31, 2005 and 16.1% of average total deposits at 12/31/04.  This core of noninterest-bearing funds remained strong for 2006.

            The Corporation and the Bank do not have any long-term debt or other obligations with the exception of certain operating leases that are discussed in Note 8 of the Notes To Consolidated Financial Statements included elsewhere in this report.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

           The Bank uses a formal asset and liability management process to ensure adequate liquidity and control interest rate risk.  The Bank's goal of liquidity management is to provide adequate funds to meet loan demand and any potential unexpected deposit withdrawals.  The Bank accomplishes this goal by striving for consistent core deposit growth, holding adequate liquid assets and maintaining unused capacity to borrow funds.  The Bank's objective of interest rate risk management is to maintain reasonable stability in the gross interest margin despite changes in the level of interest rates and the spread among interest rates.

Liquidity

           At December 31, 2006, the Bank had approximately $129.0 million of cash and due from banks, securities and other short-term investments maturing within one year compared to $91.3 million as of a year earlier.  In the normal course of business, the Bank has established lines of credit for short-term borrowings for the management of daily liquidity needs. At December 31, 2006, the unused lines of credit were $55.0 million.

Interest Rate Risk

           The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each quarter, the Bank's Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a defined time period.  The Asset/Liability Committee measures near-term risk (within the next 12 months) to net interest income resulting from changes in interest rates.  The model incorporates the Bank's assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment, to simulate the effect of possible changes in interest rates on net interest income.  As a policy, budgeted financial goals are monitored on a monthly basis by the Asset/Liability Committee where the actual dollar change in net interest income given different interest rate movements is reviewed.  A negative dollar change in net interest income for a 12-month period of less than 4.5% of net interest income given a three hundred basis point shift in interest rates is considered an acceptable rate risk position.  At December 31, 2006, if interest rates were to fall 300 basis points (3.0%) over the next 12 months, net interest income would be $553.8 less than currently projected if rates were to rise by 300 basis points.  This would be a decline in net interest income of 2.1%, which is within policy guidelines established by the Bank's Board of Directors.

Interest Rate Risk (Continued)

TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities

	Three Months	Three to Six	Six to 12	Over One
As of December 31, 2006	or Less	Months	Months	Year	Total
Earning assets
Bank time deposits	$2,573	$-	$-	$-	$2,573
Taxable investment securities	5,999	9,966	33,618	85,418	135,001
Tax-exempt investment securities	2,280	1,455	666	88,846	93,247
Loans and leases, net of deferred fees	77,122	24,986	49,216	322,029	473,353
Total earning assets	87,974	36,407	83,500	496,293	704,174
Interest-bearing liabilities
NOW and money market accounts	124,386	-	-	78,368	202,754
Savings	-	-	-	87,689	87,689
Time	62,243	59,993	31,627	20,219	174,082
Time over $100,000	37,431	36,961	11,462	5,650	91,504
Other short-term debt	3,040	-	-	-	3,040
Total interest bearing liabilities	227,100	96,954	43,089	191,926	559,069
Period gap	(139,126)	(60,547)	40,411	304,367	145,105
Cummulative gap	$(139,126)	$(199,673)	$(159,262)	$145,105

           Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis.  Table C shows the Bank's rate-sensitive position at December 31, 2006, as measured by a gap analysis (the difference between the earning asset and interest-bearing liability amounts scheduled to be repriced to current market rates in subsequent periods).  In the short term, deposits are subject to rate changes sooner than loans and investments.  Management anticipates rates to remain stable in 2007 and has determined the Bank to be in an acceptable rate risk position.  Table A provides additional information regarding the largest components of interest-bearing liabilities.

Capital

           Historically, internal growth has financed the capital needs of the Bank.  The Corporation and the Bank do not have any long-term debt and do not have major plans for material capital expenditures in the next 12 months.  At December 31, 2006, the Corporation had a ratio of Tier I Capital to average assets of 12.45%.  This compares to a ratio of Tier I capital to average assets of 12.13% at December 31, 2005.  This ratio shows a slight increase because retained earnings, capital stock and additional paid-in capital were stable and average total assets declined 1.5% during 2006.

             Cash dividends declared in 2006 were 50.5% of net income.  The payout ratio for 2005 was 42.2%.  The Corporation plans to continue an average annual payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

           The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Tier 1 Capital generally consists of common stock.  Tier I Capital must equal at least 4% of risk-weighted assets.  As of December 31, 2006, the Corporation's ratios of Tier I Capital to risk-weighted assets and total Capital to risk-weighted assets were 19.25% and 20.50%, respectively.  At December 31, 2005, the comparable ratios were 18.70% and 19.96%, respectively.  Please refer to Note 11 in the Notes to Consolidated Financial Statements included elsewhere in this report for more information on the capital strength of the Corporation and the Bank.

LOANS AND LOAN QUALITY

            As with most commercial banking institutions, the Bank's loan portfolio is the largest component of earning assets and, therefore, provides the highest amount of revenue.  The loan portfolio also contains, as a result of credit quality, the highest exposure to risk.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns that may occur in different segments of the economy or in particular industries.  As of December 31, 2006, total loans maturing and repricing after one year, which have predetermined interest rates and floating or adjustable interest rates are $299 million and $57 million, respectively.  The composition of the loan portfolio is disclosed in detail in Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this report.

            The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank's Board of Directors and management that include loan review procedures and approvals.  Applications for loans are taken by designated employees at 15 of the Bank's offices.  Depending primarily on the amount of the loan, there are various approval levels required, including an Executive Committee of the Bank's Board of Directors that meets weekly.

            The Bank has a credit administration function that is responsible for assisting loan officers in underwriting new loans, reviewing problem loans, monitoring the status of problem loans from period to period and assisting in their resolution.  This review process also includes semi-annual reviews by an outside party to assess the quality of the loan portfolio independently.  Management has concluded that this independent review has served to strengthen underwriting practices.  The analysis and review by the Bank's credit administration department also include a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses.  Loan reviews of all relationships aggregating $250 and greater are completed on an annual schedule.  At December 31, 2006 loans totaling $11.4 million, or 2.4% of the portfolio, were classified as other assets especially mentioned.  This compares to loans totaling $5.1 million so classified at December 31, 2005.  There were no loans classified as doubtful at December 31, 2006 and December 31, 2005.  The bank closed the year with $5.6 million in classified assets, which includes substandard loans, doubtful loans and Other Real Estate Owned ("OREO").  This represents a decrease of $4.9 million or 46.8% from December 31, 2005.  Classified assets represented 5.3% of Tier I Capital and ALLL, which was down from 10.1% at 12/31/05 and below the Bank's objective of 12.0%.  Overall credit quality was improved as some problem loans have been resolved and credit underwriting has improved.  For most of 2006, delinquency levels remained well below the year-end level of 1.2% and well below both the Bank's target level and peer group average. Loans that are impaired and not accruing interest were more actively monitored to determine those for which more aggressive action plans should be taken.  The Bank ended 2006 with a net recovery of $104.  The payoff of several large classified credits was a major contributor to the decline in classified loans.  Management believes that the allowance for loan losses was adequate at December 31, 2006.

            Table D summarizes average loan balances and reconciles the allowance for loan losses at December 31, 2002, 2003, 2004, 2005 and 2006.  Additions or reductions to the allowance, which have been included in operating expenses, are also included.  First mortgage loans secured by one to four-family residential properties make up 38.4% of the total loan portfolio.  The Bank continues to have a concentration in residential mortgage loans; however, management of the Bank remains comfortable with this concentration of loan type given the strong underwriting practices within this portfolio and the acceptable level of historical losses.  The environment for commercial, industrial and commercial real estate lending remains largely unchanged in the seven counties within which the Bank operates.  The Bank does not have any industry concentrations as measured by regulatory guidelines.  However, the Bank does have heavy exposure among five broad industry categories-- construction, manufacturing, real estate rental and leasing, other services, and public administration.  Given the level of exposure in each of these

LOANS AND LOAN QUALITY (Continued)

categories, the particular industries are monitored closely to ensure that underwriting practices and policies, as well as allowance levels, match the level of risk posed.  Please refer to Note 1 in the Notes to Consolidated Financial Statements included elsewhere in this report.

            Loans having recorded investments of $2.0 million and $2.3 million at December 31, 2006 and 2005, have been identified as impaired and are not accruing interest in accordance with the provision of SFAS 114.  These type of loans are considered nonaccrual loans and represent 0.4% and 0.5% of gross loans as of December 31, 2006 and 2005, respectively.  Interest received on these loans during 2006 was $122, during 2005 was $136, and during 2004 was $170.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $200, $251, and $475 for the years ended December 31, 2006, 2005, and 2004, respectively.  The Bank has no loans that are past due 90 days or more and no "troubled debt restructurings" as defined in SFAS 15 that are not included in nonaccrual loans as of December 31, 2006 and 2005.  Please refer to Note 1 and Note 4 in the Notes to Consolidated Financial Statements that are included elsewhere in this material for more information on the Bank's policy regarding loan impairment.

TABLE D - THE LOAN PORTFOLIO

	December 31,
(Dollars In Thousands)	2006	2005	2004	2003	2002

Average amount of gross loans outstanding	$475,226	$448,868	$428,671	$456,187	$524,248

Balance of allowance for possible loan
losses at beginning of year	7,794	8,509	10,123	11,375	6,707

Balance from acquisition	-	-	-	-	536
Loans charged off
Loans secured by real estate	207	287	364	958	1,549
Commercial and industrial loans	94	138	1,017	296	580
Loans to individuals	62	126	299	712	1,517
TOTAL LOANS CHARGED OFF	363	551	1,680	1,966	3,646
Recoveries of loans previously charged off
Loans secured by real estate	110	555	187	22	3
Commercial and industrial loans	92	73	259	67	54
Loans to individuals	265	98	297	192	271
TOTAL RECOVERIES	467	726	743	281	328

NET LOANS CHARGED OFF	(104)	(175)	937	1,685	3,318

Provision (reduction) charged (credited)
to operating expenses	(636)	(890)	(677)	433	7,450

BALANCE AT END OF YEAR	$7,262	$7,794	$8,509	$10,123	$11,375
Ratio of net charge-offs during the period
to average gross loans outstanding	-0.02%	-0.04%	0.22%	0.37%	0.63%

Interest Income

            Total interest income increased 8.5% during 2006 as most financial products repriced in the rising interest rate environment.  Interest and fees earned on loans was 73.6% of gross interest income during 2006 and increased 15.6% in 2006 compared to 2005 as a result of the financial products repricing and loan volume remaining stable throughout the year. Interest and fees earned on loans increased 10.7% during 2005 compared to 2004 as a result of higher yields and increasing loan volume.  Interest earned on securities and other investments was 25.3% of gross interest income during 2006 and was down 9.3% primarily because of the decrease in volume.  A gain of $51,000 on the sale of available-for-sale investment securities was realized in the fourth quarter of 2006.

Interest Expense

            Total interest expense increased 39.3% during 2006, compared to a 16.6% increase during 2005, and a 25.6% decrease during 2004.  The higher interest rate environment led to increased costs for consumer and municipal certificates of deposit.  The cost of interest-bearing deposits is monitored quarterly by the Asset/Liability Committee.  The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.37%, 4.21% and 4.13% for years ending December 31, 2006, December 31, 2005 and December 31, 2004.

            Net interest income on a fully taxable equivalent basis is influenced primarily by changes in:  (i) the volume and mix of earning assets and sources of funding; (ii) market rates of interest; and (iii) income tax rates.  The impact of some of these factors can be controlled by management policies and actions.  External factors can also have a significant impact on changes in net interest income from one period to another.  Some examples of such factors are: (i) the strength of credit demands by customers; (ii) Federal Reserve Board monetary policy; and (iii) fiscal and debt management policies of the federal government, including changes in tax laws.

Noninterest Income and Expenses

           Noninterest income decreased 0.4% during 2006.  The gain on sale of available-for-sale securities provided a $51,000 gain in 2006, whereas 2005 reflected a $513,000 gain.  Income from fiduciary services offered in the Bank's Trust department was up 4.6%, representing 20.6% of total noninterest income.  Noninterest income decreased 1.3% during 2005 and increased 12.8% during 2004.

Noninterest Income and Expenses (Continued)

           Noninterest expenses, excluding the provision for possible loan losses, increased 2.2% during 2006.  Increases in salaries and employee benefits contributed to this increase.  Noninterest expenses, excluding the provision for possible loan losses, increased 1.8% during 2005.  Noninterest expenses decreased 0.6 % during 2004.

Net Income

           Net income was 8.6% lower in 2006 than in 2005.  The increase in interest expense was a primary reason for the decline.  Net income was 1.7% lower in 2005 than in 2004.  The decrease in noninterest income and increase in noninterest expenses contributed to the decline.

Off-Balance Sheet Arrangements

            As of December 31, 2006, the Bank was a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit. Please refer to Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this report for more information on the Bank's commitments and contingencies.  Please refer to Table C in "Liquidity and Capital Resources" for a summary of our earning assets and interest-bearing liabilities by maturities that are included in the Consolidated Balance Sheet.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS

           SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140."  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances.  All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value.  Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur.  If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  SFAS no. 156 if effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of SFAS No. 156 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit pension

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS (Continued)

and other Postretirement Plans - An amendment of SFAS No. 87, 88, 106 and 132(R)."  SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which the Company has adopted.  SFAS 158 also requires companies to measure the funded status of such plans as of the date of its fiscal year-end, effective for years ending December 15, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements" ("SAB 108").  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each error to the company's balance sheet and statement of operations and the related financial statement disclosures.  The Company's adoption of SAB 108 is part of the implementation of the other post retirement benefits.

In 2006, the Company adopted FASB Staff Position  No. FAS 115-1 and 124-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1").  In conjunction with the adoption of SAB 108, the Corporation disclosed its liability for medical benefits provided to retired employee.  The effects on the financial statements are described in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CRITICAL ACCOUNTING POLICIES

             The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.  In connection with the application of those principles, Bank management has made judgments and estimates that, in the case of the determination of the allowance for loan losses ("ALLL"), the recognition of deferred income tax assets has been critical to the determination of the Bank's financial position, results of operations and cash flows.

Allowance for Loan Losses

           Management of the Bank assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review quarterly to assess the risk in the Bank's loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience.  Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

           These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group is homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for impaired loans is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.

CRITICAL ACCOUNTING POLICIES (Continued)

More detailed historical data is being accumulated by category of retail and commercial credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

       *Changes in personnel, management and staff; and

       *Existence and effect of any concentrations of credit.

           In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated.  This process includes the judgment of management, input from independent loan reviews and reviews that may have been conducted by bank regulators as part of their usual examination process.

The following table gives a breakdown of the allowance for loan losses per loan category:

	2006
	Amount	Percent

Commercial Real Estate - Mortgage	$1,886	26%
Commercial Real Estate - Construction	319	4%
Commercial Real Estate - Other	1,222	17%
Total Commercial	3,427	47%
Consumer Real Estate - Mortgage	1,510	21%
Consumer Real Estate - Construction	140	2%
Consumer Real Estate - Other	904	12%
Total Consumer	2,554	35%
Other	1,281	18%
Total Allowance For Loan Losses	$7,262	100%

Deferred Income Tax Assets

            Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred, the unrealized loss on available-for-sale securities, and deferred compensation.  The Corporation and the Bank have paid taxes for many years.  Management believes that it is more likely than not that these assets will be realized in future years.

Selected Financial Information
(Dollars in Thousands, Except Per Share Data)

	2006	2005	2004	2003	2002
Interest Income		Restated	Restated	Restated	Restated
Interest and fees on loans	$31,246	$27,038	$24,426	$28,388	$37,116
Income on investment securities
Taxable interest	6,345	8,443	10,263	11,045	11,390
Exempt from federal income tax	4,221	3,266	2,568	2,738	3,214
Dividends	180	137	213	130	166
	10,746	11,846	13,044	13,913	14,770
Other interest income	445	222	94	250	299
Total Interest Income	42,437	39,106	37,564	42,551	52,185
Interest Expense
Interest on deposits	13,339	9,736	8,429	11,388	17,767
Interest on other short term borrowings	449	162	58	21	39
Total Interest Expense	13,788	9,898	8,487	11,409	17,806
Net Interest Income	28,649	29,208	29,077	31,142	34,379
Provision For Possible Loan Losses	(636)	(890)	(677)	433	7,450
Net Interest Income After
Provision for Loan Losses	29,285	30,098	29,754	30,709	26,929
Noninterest Income
Trust department income	2,322	2,220	2,088	1,806	1,781
Service fees on deposit accounts	7,739	7,208	7,189	7,217	7,175
Other service fees, commissions, and fees	424	372	408	433	435
Other operating income	751	1,018	873	(15)	611
Securities gains	51	513	917	737	124
Total Noninterest Income	11,287	11,331	11,475	10,178	10,126
Noninterest Expense
Salaries and employee benefits	16,918	16,447	16,217	15,645	13,412
Net occupancy expense	2,143	2,353	2,289	2,184	2,187
Furniture and equipment expense	1,138	1,220	1,317	1,422	1,461
Other operating expenses	10,547	10,076	9,724	10,437	9,515
Total Noninterest Expense	30,746	30,096	29,547	29,688	26,575
Income Before Provision
For income Taxes	9,826	11,333	11,682	11,199	10,480
Provision For Income Taxes	2,101	2,881	3,088	2,889	2,188
Net Income	$7,725	$8,452	$8,594	$8,310	$8,292
Earnings Per Common Share	$1.33	$1.45	$1.47	$1.42	$1.42
Weighted Average Shares Outstanding	5,826,589	5,840,000	5,840,000	5,840,000	5,840,000
Share and per share data have been restated to give retroactive effect to the two-for-one stock split effected as a stock dividend declared on April 20, 2004.
(See Note 1 of Notes to Consolidated Financial Statements)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Farmers and Merchants Corporation

Columbia, Tennessee

We have audited the consolidated balance sheets of First Farmers and Merchants Corporation and its subsidiaries (collectively, the "Corporation") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS 87, 88, 106 and 132 (R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

Nashville, Tennessee

March 16, 2007

FIRST FARMERS AND MERCHANTS CORPORATION

COLUMBIA, TENNESSEE

Management Report on Internal Control Over Financial Reporting.

            The management of First Farmers and Merchants Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  The Corporation's internal control system was designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation and fair presentation of published financial statement.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

            The Corporation's management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework."  Based on our assessment we believe that, as of December 31, 2006, the Corporation's internal control over financial reporting is effective based on those criteria.

            The Corporation's independent registered public accounting firm has issued an audit report on management's assessment of the Corporation's internal control over financial reporting.  This report appears on page 39 of this annual report.

       /s/ T. Randy Stevens                                              /s/ Patricia P. Moody

T. Randy Stevens, Chief Executive Officer           Patricia P. Moody, Assistant Treasurer

        and Chairman                                                        (principal financial officer and

                                               principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Farmers & Merchants Corporation

Columbia, Tennessee

We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting, that First Farmers & Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Farmers & Merchants Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that First Farmers & Merchants Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, First Farmers & Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Farmers & Merchants Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

Nashville, Tennessee

March 16, 2007

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,	December 31,
(Dollars In Thousands, Except Per Share Data)	2006	2005 (Restated)

ASSETS	Cash and due from banks	$45,558	$28,489
Interest-bearing deposits in banks	2,573	49
Federal funds sold	26,850	-
Total cash and cash equivalents	74,981	28,538
Securities
Available for sale (amortized cost $149,040
and $195,449, respectively)	147,001	191,931
Held to maturity (fair value $82,109
and $90,810, respectively)	81,247	89,832
Total securities	228,248	281,763
Loans, net of deferred fees	473,353	459,897
Allowance for possible loan losses	(7,262)	(7,794)
Net loans	466,091	452,103
Bank premises and equipment, at cost
less allowance for depreciation	10,428	11,909
Core deposit and other intangibles	9,874	10,930
Other assets	30,462	27,755
TOTAL ASSETS	$820,084	$812,998

LIABILITIES	Deposits
Noninterest-bearing	$142,933	$117,065
Interest-bearing (including certificates of deposit
over $100: 2006 - $91,504; 2005 - $94,471)	556,029	566,523
Total deposits	698,962	683,588
Federal funds purchased and securities sold
under agreements to repurchase	2,654	13,132
Dividends payable	1,971	1,869
Other short-term liabilities	385	521
Accounts payable and accrued liabilities	12,305	10,816
TOTAL LIABILITIES	716,277	709,926

COMMITMENTS AND CONTINGENCIES
Notes 8 and 10

SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; 5,760,000 and 5,840,000 issued
and outstanding shares as of 12/31/06 and
12/31/05, respectively	57,600	58,400
Additional paid-in capital	1,120	4,320
Retained earnings	46,342	42,515
Accumulated other comprehensive income (loss)	(1,255)	(2,163)
TOTAL SHAREHOLDERS' EQUITY	103,807	103,072
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$820,084	$812,998

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands, Except Per Share Data)	Years Ended December 31,
2006	2005	2004
(Restated)	(Restated)

INTEREST & DIVIDEND INCOME	Interest and fees on loans	$ 31,246	$ 27,038	$ 24,426
Income on investment securities
Taxable interest	6,345	8,443	10,263
Exempt from federal income tax	4,221	3,266	2,568
Dividends	180	137	213
10,746	11,846	13,044
Other interest income	445	222	94
TOTAL INTEREST & DIVIDEND INCOME	42,437	39,106	37,564

INTEREST EXPENSE	Interest on deposits	13,339	9,736	8,429
Interest on other short-term borrowings	449	162	58
TOTAL INTEREST EXPENSE	13,788	9,898	8,487

NET INTEREST INCOME	28,649	29,208	29,077
PROVISION FOR POSSIBLE LOAN LOSSES
(RECOVERIES) NET	(636)	(890)	(677)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES
(RECOVERIES)	29,285	30,098	29,754

NONINTEREST INCOME	Trust department income	2,322	2,220	2,088
Service fees on deposit accounts	7,739	7,208	7,189
Other fees and commissions	424	372	408
Other operating income	751	1,018	873
Securities gains	51	513	917
TOTAL NONINTEREST INCOME	11,287	11,331	11,475

NONINTEREST	Salaries and employee benefits	16,918	16,447	16,217
EXPENSE	Net occupancy expense	2,143	2,353	2,289
Furniture and equipment expense	1,138	1,220	1,317
Other operating expenses	10,547	10,076	9,724
TOTAL NONINTEREST EXPENSES	30,746	30,096	29,547
INCOME BEFORE PROVISION FOR
INCOME TAXES	9,826	11,333	11,682
PROVISION FOR INCOME TAXES	2,101	2,881	3,088

NET INCOME	$ 7,725	$ 8,452	$ 8,594

BASIC EARNINGS
PER SHARE	$ 1.33	$ 1.45	$ 1.47
Weighted average shares outstanding	5,826,589	5,840,000	5,840,000
Share and per share data have been restated to give retroactive effect to the two-for-one stock split effected as a stock dividend declared on April 20, 2004.
The accompanying notes are an integral part of the consolidated financial statements.
FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Accumulated
(Dollars In Thousands, Except Per Share Data)	Additional	Other
Common	Paid-in	Retained	Comprehensive
Years Ended December 31, 2006, 2005, and 2004	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE AT JANUARY 1, 2004 - Restated	$ 29,200	$ 4,320	$ 61,794	$ 4,067	$ 99,381
Comprehensive income
Net income - Restated	8,594	8,594
Change in net unrealized loss on securities
available-for-sale, net of reclassification
adjustment and tax effects	(3,507)	(3,507)
Total comprehensive income	5,087
Two-for-one stock split - See Note 1	29,200	(29,200)	-
Cash dividends declared, $0.59 per share *	(3,446)	(3,446)
BALANCE AT DECEMBER 31, 2004 - Restated	58,400	4,320	37,742	560	101,022

Comprehensive income
Net income - Restated	8,452	8,452
Change in net unrealized loss on securities
available-for-sale, net of reclassification
adjustment and tax effects	(2,723)	(2,723)
Total comprehensive income	5,729
Cash dividends declared, $0.63 per share	(3,679)	(3,679)
BALANCE AT DECEMBER 31, 2005 - Restated	58,400	4,320	42,515	(2,163)	103,072

Comprehensive income
Net income	7,725	7,725
Change in net unrealized gain on securities
available-for-sale, net of reclassification
adjustment and tax effects	908	908
Total comprehensive income	8,633
Repurchase of common stock	(800)	(3,200)	(4,000)
Cash dividends declared, $0.67 per share	(3,898)	(3,898)
BALANCE AT DECEMBER 31, 2006	$57,600	$1,120	$46,342	$(1,255)	$103,807

*Cash dividends per share amount for 2004 are restated to give retroactive effect to the two-for-one stock split as of April 20, 2004.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in Thousands)	Years ended December 31,
		2006	2005 (Restated)	2004 (Restated)
OPERATING	Net income	$ 7,725	$ 8,452	$ 8,594
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible loan losses
	over net charge-offs	(532)	(715)	(1,615)
	Provision for depreciation and amortization of
	premises and equipment	1,119	1,268	1,249
	Securities gains	(51)	(513)	(917)
	Real estate contributed to government organization	22	-	-
	Amortization of deposit base intangibles	1,056	1,056	1,056
	Amortization of investment security premiums,
	net of accretion of discounts	1,072	2,119	2,731
	Increase in cash surrender value of life insurance contracts	(408)	(566)	(442)
	(Increase) decrease in
	Deferred income taxes	(262)	(120)	(267)
	Interest receivable	575	143	503
	Other assets	(5)	763	(568)
	Increase (decrease) in
	Interest payable	896	699	(123)
	Other liabilities	847	200	(494)
	Total adjustments	4,328	4,334	1,113
	Net cash provided by operating activities	12,054	12,786	9,707
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	65,854	92,564	43,016
	Proceeds from maturities and calls of held-to-maturity securities	8,483	11,161	20,026
	Purchases of investment securities
	Available-for-sale	(20,365)	(63,632)	(27,588)
	Held-to-maturity	-	(24,832)	(17,242)
	Net increase in loans	(13,456)	(10,844)	(24,548)
	Proceeds from sale of assets	45	-	164
	Purchase of life insurance premium	(2,757)	(254)	(253)
	Purchases of premises and equipment	(379)	(759)	(832)
	Net cash provided by (used in) investing activities	37,425	3,404	(7,257)
FINANCING	Net increase (decrease) in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	15,374	(10,267)	(22,578)
	Net increase (decrease) in short term borrowings	(10,614)	3,926	7,274
	Repurchase of Common Stock	(4,000)	-	-
	Cash dividends	(3,796)	(3,562)	(3,329)
	Net cash used in financing activities	(3,036)	(9,903)	(18,633)
	Increase (decrease) in cash and cash equivalents	46,443	6,287	(16,183)
	Cash and cash equivalents at beginning of period	28,538	22,251	38,434
	Cash and cash equivalents at end of period	$ 74,981	$ 28,538	$ 22,251
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$ 12,891	$ 9,199	$ 8,611
	Income Taxes	2,332	2,759	5,988
	Land and building transferred from premises and equipment to other assets held for sale	$ 684	$ -	$ -
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies

             The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry.  The significant accounting policies applicable to First Farmers and Merchants Corporation (the "Corporation") are summarized as follows.

Principles of Consolidation

              The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, First Farmers and Merchants Bank (the "Bank").   The Bank has direct and indirect subsidiaries through which it holds F&M West Inc., Maury Tenn, Inc.,  and Maury Tenn Properties, Inc.   Material intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates in the Preparation of Financial Statements

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Corporation and the Bank to make estimates and assumptions that affect the reported amounts of assets and liabilities.  Those estimates and assumptions also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate, deferred tax assets and the liability related to post retirement benefits.

Stock Split

             On April 20, 2004, the Corporation's shareholders approved a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record on April 20, 2004.  In accordance with state corporate legal requirements, the transaction was recorded by a transfer from retained earnings to common stock in the amount of $29,200,000 ($10 for each additional share issued).  All per share and share data in the accompanying consolidated financial statements and footnotes have been restated to give retroactive effect to this transaction.

Significant Group Concentrations of Credit Risk

         Most of the Bank's activities are with customers located within its service area, which is comprised of Maury, Lawrence, Marshall, Hickman, Dickson, Giles, Williamson and adjacent counties in southern middle Tennessee.  Approximately 80% of the Bank's loans were made to customers in the Maury and

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Lawrence county markets as of December 31, 2006.  Maury County is the source of 54.2% of the Bank's loan portfolio, including most of the Bank's participation and out-of-territory loans.  Note 3 discusses the types of securities in which the Bank invests.  Note 4 discusses the types of lending in which the Bank engages.  First mortgage loans secured by one to four family residential properties make up 38.4% of the total loan portfolio.  This represents the largest component of the real estate secured loans.    Management

of the Bank recognizes this concentration and believes the risk is acceptable given the quality of underwriting, current market conditions and historical loss experience.

         The loans secured by non-farm/non-residential real estate comprise 21% of the loan portfolio.  Of this portfolio of loans, 68% are owner-occupied.  The loan segment type is classified as "true" commercial real estate -  loans whose repayment is dependent upon rental income or the sale, refinancing or permanent financing of the underlying property.  The Bank's risk is geographically dispersed and continues to be well diversified across several property types with no areas of excessive exposure.

         Current commercial real estate loan stratification reports indicate that the commercial construction and development portfolio remains well diversified with an acceptable level of speculative exposure.  Of the loans secured by commercial type real estate, 56% are in the owner-occupied category.

         The Bank continues to monitor and manage its exposure to single borrowing entity and its exposure to groups of borrowers within the same industry.  Within the commercial loan portfolio, the Bank continues to report heavy exposure in four broad industry categories.

Cash and Due From Banks

         Included in cash and due from banks are reserve amounts that are legally required to be maintained on an average balance in the form of cash and balances due from the Federal Reserve Bank and other banks.   At December 31, 2006, the Bank was required to maintain approximately $4.6 million at the Federal Reserve Bank.  Interest-bearing deposits in banks mature within one year and are carried at cost.  From time to time throughout the year, the Bank's balances due from other financial institutions exceeded FDIC insurance limits.  Management considers this to be a normal business risk.

Cash Equivalents

            Cash equivalents include cash on hand, cash due from banks and federal funds sold.  Federal funds are sold for one-day periods.  Interest-bearing deposits in banks included in cash equivalents mature within 90 days.

Securities

            Trading account securities that are bought and held principally for the purpose of selling them in the near term are carried at market value.  Gains and losses, both realized and unrealized, are included in other operating income.  There were no securities classified as trading in 2006 or 2005.

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.

Loans

             The Bank grants mortgage, commercial and consumer loans to customers.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

             Interest on loans is accrued daily.  Loan origination fees and related direct costs are deferred and recognized ratably over the life of the loan as an adjustment of yield.  Interest accruals are discontinued when loans are 90 days past due or when interest is not expected to be collected.  Interest income previously accrued on such loans is reversed against current period interest income.  Interest income on loans in nonaccrual status is recognized only to the extent of the excess of cash payments received over principal payments due.

Allowance for Possible Loan Losses

            The allowance for possible loan losses is established through provisions for loan losses charged against income.  Loan losses are charged against the allowance when management determines that the uncollectibility of a loan has been confirmed.  Subsequent recoveries, if any, are credited to the allowance account in the period received.

            The adequacy of the allowance for possible loan losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank's Board of Directors.  The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors are considered in this evaluation.  This process is inherently subjective as it requires material estimates that are susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for possible loan losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the loan portfolio.

             A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The Bank evaluates smaller-balance homogeneous loans collectively for impairment.  Loans secured by one to four family residential properties, consumer installment loans and line of credit loans are considered smaller-balance homogeneous loans.

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

             When a property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property.  However, when a property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed.

            Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.  The Bank had no other real estate at December 31, 2006, and $196,000 at December 31, 2005.  Properties that were included in other real estate were sold at losses of $24,000 during 2006, which are included in other operating expense.  Losses of $51,000 and $458,000 were realized on sales of other real estate during 2005 and 2004, respectively.

Premises and Equipment

            Premises and equipment are stated at cost, less accumulated depreciation and amortization.  The provision for depreciation is computed principally on an accelerated method over the estimated useful life of an asset, which ranges from 15 to 50 years for buildings and from three to 33 years for equipment.  Costs of major additions and improvements are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Servicing

            Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $8.0 million and $14.2 million at December 31, 2006 and 2005, respectively.  The present value of servicing income is expected to approximate an adequate compensation cost for servicing these loans.  Therefore, no servicing asset has been recorded.

Income Taxes

            The Corporation and the Bank file a consolidated federal income tax return.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

            Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change in deferred tax assets and liabilities during the period.

Trust Department Income

            Trust department income is recognized on the accrual basis in the applicable period earned.

Earnings Per Share

             Basic earnings per share represent income available to shareholders divided by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflect additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued, as well as any adjustment to income that would result from the assumed conversion.  For the years ended December 31, 2006, 2005 and 2004, there were no potentially dilutive shares of common stock issuable.

Comprehensive Income

            Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  A schedule of other comprehensive income is shown in the following table (dollars in thousands):

	Years Ended December 31,

	2006	2005	2004

Unrealized holding gains (losses)
on available-for-sale securities	$1,528	$(3,916)	$(4,786)
Reclassification adjustment for
gains realized in income	(51)	(513)	(917)
Tax effect - (expense) benefit	(569)	1,706	2,196

Other comprehensive income (loss)	$908	$(2,723)	$(3,507)

Intangible Assets

            Goodwill is accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives.  Pursuant to SFAS 142, intangible assets must be periodically tested for impairment.  The Bank completed its impairment review during 2006, which indicated that there was no impairment.  Deposit base intangibles are amortized using the straight-line method over their estimated useful lives of 72 to 180 months.  Total amortization expense charged to operations amounted to $1,056,000, in 2006, $1,056,000, in 2005 and $1,056,000 in 2004.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

            Segments are strategic business units that offer different products and services and are managed separately.  At December 31, 2006, the Corporation and the Bank did not have any identified segments.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of SFAS No. 87, 88, 106 and 132(R)."  SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which the Corporation has adopted.  SFAS 158 also requires companies to measure the funded status of such plans as of the date of its fiscal year-end, effective for years ending December 15, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements" ("SAB 108").  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each error to the company's balance sheet and statement of operations and the related financial statement disclosures.  In conjunction with the adoption of SAB 108, the Corporation has recorded its liability for medical benefits provided to retired employee.  The effects on the financial statements are described in Note 2.

In 2006, the Corporation adopted FASB Staff Position  No. FAS 115-1 and 124-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1").

NOTE 2 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

            As part of the Corporation's year-end financial review, the Corporation determined that it had not properly recognized the liability for retiree and employee medical benefits in its financial statements for the years ended December 31, 2005 and 2004, resulting in an adjustment to the Corporation's financial statements for those years.  As of December 31, 2005 other assets increased $1,959 and accounts payable and accrued liabilities increased $5,088 related to retiree medical benefits and $310 related to employee medical benefits.  The effects of the adjustments on the Corporation's retained earnings and income statements are in the following table (dollars in thousands):

	2005	2004

Retained Earnings, beginning of year	$(3,166)	$(2,904)
Retained Earnings, end of year	$(3,439)	$(3,166)
Income before provision for income tax	$(444)	$(426)
Income tax benefit	171	164
Net income	$(273)	$(262)

Earnings per share	$(0.05)	$(0.04)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES

            Securities with an amortized cost of $108,053,000 and $103,553,000 at December 31, 2006 and 2005, respectively (fair value of $106,122,000 at December 31, 2006 and $101,146,000 at December 31, 2005), were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) if the portfolio had been liquidated on that date.  Security gains (or losses) are realized only in the event of dispositions prior to maturity.

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2006 and 2005 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2006
Available-for-sale securities
U.S. Treasury	$4,185	$-	$86	$4,099
U.S. Government agencies	117,459	7	1,842	115,624
Mortgage backed securities	252	1	-	253
States and political subdivisions	24,101	47	166	23,982
Other securities	3,043	-	-	3,043

	$149,040	$55	$2,094	$147,001

Held-to-maturity securities
U.S. Government agencies	$6,356	$-	$119	$6,237
States and political subdivisions	70,960	1,066	209	71,817
Other securities	3,931	124	-	4,055

	$81,247	$1,190	$328	$82,109

December 31, 2005
Available-for-sale securities
U.S. Treasury	$5,257	$1	$93	$5,165
U.S. Government agencies	167,121	19	3,121	164,019
Mortgage backed securities	343	5	-	348
States and political subdivisions	19,837	34	363	19,508
Other securities	2,891	-	-	2,891

	$195,449	$59	$3,577	$191,931

Held-to-maturity securities
U.S. Government agencies	$6,486	$-	$143	$6,343
States and political subdivisions	76,425	1,489	620	77,294
Other securities	6,921	252	-	7,173

	$89,832	$1,741	$763	$90,810

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES (Continued)

            At December 31, 2006, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

            Proceeds from the maturity, call or sale of available-for-sale securities were $65,854,000, $92,564,000 and $43,016,000 during 2006, 2005 and 2004, respectively.  Proceeds from the maturity or call of held-to-maturity securities were $8,483,000, $11,161,000 and $20,026,000 during 2006, 2005 and 2004, respectively.

            The fair values of all securities at December 31, 2006 either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.  The information in the table below classifies the investments with unrealized losses at December 31, 2006 according to the term of the unrealized loss.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (a) the amount of time and loss, (b) the financial condition of the issuer, and (c) the Bank's intent and ability to hold the investment long enough for any anticipated recovery in value.

            The following table presents the Bank's investments with unrealized losses at December 31, 2006 and 2005 according to the term of the unrealized loss (dollars in thousands):

2006	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$998	$1	$3,101	$85	$4,099	$86
U.S. Government agencies	112	0	113,865	1,961	113,977	1,961
States and political subdivisions	7,087	66	26,152	309	33,239	375
	$8,197	$67	$143,118	$2,355	$151,315	$2,422

2005	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$-	$-	$3,160	$93	$3,160	$93
U.S. Government agencies	69,177	1,042	86,137	2,222	155,314	3,264
States and political subdivisions	36,939	761	5,780	221	42,719	982
	$106,116	$1,803	$95,077	$2,536	$201,193	$4,339

At December 31, 2006, 84 of 98 U.S. government agency securities had recorded unrealized losses for a period longer than 12 months.  Their amortized cost was approximately $145.5 million compared to a fair value of approximately $143.1 million.  As these securities declined in value when interest rates began to rise, and not because of the credit quality of the issuer, and because the Bank had both the intent and ability to hold the investments, the securities were not considered other-than-temporarily impaired.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES (Continued)

The following table shows the amortized cost, fair value and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 2006 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized	Fair	Yield
(Dollars in Thousands)	Cost	Value	(Unaudited)
Available-for-sale securities
U.S. Treasury
Within one year	$999	$998	4.7%
After one but within five years	3,186	3,101	3.5%
U.S. Government agencies
Within one year	49,074	48,585	3.5%
After one but within five years	63,403	62,063	4.1%
After five but within ten years	4,982	4,976	4.8%
Mortgage backed securities
After one but within five years	252	253	6.3%
States and political subdivisions
After one but within five years	264	291	11.0%
After five but within ten years	390	390	6.2%
After ten years	23,447	23,301	6.1%
Other securities
After ten years	3,043	3,043	8.5%
	$149,040	$147,001
Held-to-maturity securities
U.S. Government agencies
After one but within five years	$6,356	$6,237	4.0%
States and political subdivisions
Within one year	4,401	4,425	7.6%
After one but within five years	18,086	18,518	7.2%
After five but within ten years	20,367	20,650	6.4%
After ten years	28,106	28,224	6.3%
Other securities
After one but within five years	3,931	4,055	7.2%
	$81,247	$82,109

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS

The following table presents the Bank's loans by category as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Commercial, financial and agricultural	$53,293	$50,951
Tax exempt municipal loans	22,978	27,695
Real estate
Construction	22,135	13,516
Commercial mortgages	100,435	98,670
Residential mortgages	218,242	212,497
Other	32,124	31,533
Retail loans	23,737	24,394
Lease financing receivables	712	889
	473,656	460,145
Less:
Net unamortized loan origination fees	(303)	(248)
Allowance for possible loan losses	(7,262)	(7,794)

Total net loans	$466,091	$452,103

            The following table presents the maturities of the Bank's loans by category as of December 31, 2006 (dollars in thousands):

	Within	One to	After
	One Year	Five Years	Five Years	Total
Commercial, financial and agricultural	$21,853	$24,476	$6,964	$53,293
Tax exempt municipal loans	2,532	6,274	14,172	22,978
Real estate
Construction	19,438	1,691	1,006	22,135
Commercial mortgages	18,857	40,614	40,964	100,435
Residential mortgages	71,843	81,364	65,035	218,242
Other	3,406	12,844	15,874	32,124
Retail loans	13,323	10,317	97	23,737
Lease financing receivables	63	649	-	712
Total	$151,315	$178,229	$144,112	$473,656

            Loans having recorded investments of $1,954,000 at December 31, 2006 have been identified as impaired and are not accruing interest.  The total allowance for possible loan losses related to these loans was $293,000.  Impaired loans had recorded investments of approximately $2,264,000 at December 31, 2005, with $303,000 of the allowance for possible loan losses related to these loans.  Interest received on impaired loans during 2006 was $122,000, during 2005 was $136,000 and during 2004 was $170,000.

            Certain related parties (primarily directors and senior officers of the Corporation or the Bank, including their affiliates, families and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.   An analysis of the activity with respect to such loans for the years ended December 31, 2006 and 2005 is shown in the table below.  These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank had a relationship other than the association of one of its directors in the capacity of officer or director.  These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons.  They did

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (Continued)

not involve more than the normal risk of collectibility or present other unfavorable features.  No related party loans were charged off in 2006 or 2005.

Aggregate of Certain Related Party Loans
	2006	2005
Balance at Beginning of Year	$3,778	$3,975
Additions	569	1,225
Amount Collected	1,050	1,422
Balance at End of Year	$3,297	$3,778

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

            The following table summarizes the changes in the allowance for possible loan losses for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004

Balance at beginning of year	$7,794	$8,509	$10,123
Provision (reduction) charged (credited) to operating expenses	(636)	(890)	(677)
Loan losses and recoveries:
Loans charged off	(363)	(551)	(1,680)
Recoveries on loans previously
charged off	467	726	743

Balance at end of year	$7,262	$7,794	$8,509

            In September 2002, the Bank voluntarily entered into a written agreement with the Office of the Comptroller of the Currency ("OCC").  The agreement related to asset quality and management and board oversight of the lending function.  After loan quality and management of the lending function improved in 2003 and in April 2004, the Bank received written notice from the OCC that the agreement was terminated effective April 7, 2004.  In the opinion of management, based on conditions presently known, the allowance for possible loan losses was adequate at December 31, 2006.

NOTE 6 - BANK PREMISES AND EQUIPMENT

            The following table presents the Bank's assets by category at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Land	$1,661	$1,952
Premises	13,383	14,294
Furniture and equipment	7,126	6,966
Leasehold improvements	1,559	1,552
	23,729	24,764
Less allowance for depreciation and amortization	(13,301)	(12,855)
	$10,428	$11,909

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - BANK PREMISES AND EQUIPMENT (Continued)

Annual provisions for depreciation and amortization of bank premises and equipment totaled $1,119,000 for 2006, $1,268,000 for 2005 and $1,249,000 for 2004.  Included in premises, furniture and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling approximately $4,887,000 at December 31, 2006.  During 2006, one building with a book value of $684,000 was transferred from premises and equipment to long-lived assets held for sale, which is included in other assets.

NOTE 7 - LIMITATION ON SUBSIDIARY DIVIDENDS

            The Corporation and the Bank are subject to state laws and regulations of the Federal Reserve Bank and the Tennessee Department of Financial Institutions. Under these regulations, the amount of dividends that may be paid is limited only to the extent that the remaining balance of retained earnings is at least equal to the capital stock amounts of the Bank; however, future dividends will be dependent on the level of earnings, capital and liquidity requirement and considerations of the Bank and the Corporation.

NOTE 8 - LEASES

            Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2011.  In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms.  In addition, various items of office equipment are leased under cancelable operating leases.  Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to $34,000, $35,000 and $35,000 for equipment leases and $277,000, $242,000 and $220,000 for building leases in 2006, 2005 and 2004, respectively.  Future minimum lease commitments as of December 31, 2006 under all noncancelable operating leases with initial terms of one year or more are shown in the following table (dollars in thousands):

Lease
Year	Payments

2007	$ 250
2008	144
2009	62
2010	54
2011	53
Total	$ 563

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - FEDERAL AND STATE INCOME TAXES

            The following table presents components of income tax expense attributable to continuing operations for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Current:
Federal	$1,906	$2,272	$2,658
State	457	729	697
Total current	2,363	3,001	3,355

Deferred:
Federal	(217)	(99)	(222)
State	(45)	(21)	(45)
Total deferred	(262)	(120)	(267)
Total provision for income taxes	$2,101	$2,881	$3,088

Deferred Tax Effects of Principal Temporary Differences
	2006	2005	2004

Allowance for possible loan losses	$2,773	$2,978	$3,255
Deferred compensation	1,252	1,128	1,044
Write down of other real estate	14	14	150
Amortization of core deposit intangible	1,126	898	673
Recognition of nonaccrual loan income	(67)	(93)	30
Unrealized gains (losses) on available-for-sale securities	785	1,354	(351)
Deferred post retirement benefit	2,139	1,959	1,788
Lease financing depreciations, net of rent	(338)	(327)	(763)
Accelerated depreciation	(150)	(150)	(150)
Amortization of goodwill	(1,076)	(861)	(646)
Other	(357)	(492)	(447)
Net deferred tax asset	$6,101	$6,408	$4,583

Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal Statutory Rate (34% Each Year)

	2006	2005	2004

Tax expense at statutory rate	$3,341	$3,853	$3,972
Increase (decrease) in taxes resulting from:
Tax exempt interest	(1,782)	(1,430)	(1,097)
Nondeductible interest expense	182	108	71
Employee benefits	(137)	(190)	(150)
Other nondeductible expenses
(nontaxable income) - net	18	21	21
State income taxes net of federal tax benefit	273	486	450
Dividend income exclusion	(1)	(1)	(24)
Charitable contribution of real estate	(59)	-	-
Other	266	34	(155)
Total provision for income taxes	$2,101	$2,881	$3,088

Effective tax rate	21.4%	25.4%	26.4%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

            The total outstanding loan commitments and standby letters of credit in the normal course of business at December 31, 2006 were approximately $95 million and $13 million, respectively.  Loan commitments are agreements to lend to a customer provided there is not a violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being used.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

            The Bank's loan portfolio is well-diversified with loans generally secured by tangible personal property, real property, bank deposit accounts or stock.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of each customer.

            Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management, should not have a material effect on the Corporation's operating results and financial condition.

NOTE 11 - SHAREHOLDERS' EQUITY

            The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a material adverse effect on the operating results and financial condition of the Corporation and the Bank.  The applicable regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.  Actual capital amounts and ratios are presented in the table below.  Management believes, as of December 31, 2006, that the Corporation and the Bank met all capital adequacy requirements to which they were subject.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

(Dollars in Thousands)

			For Minimum Capital		For Minimum Regulatory
	Actual		Adequacy Purposes		Compliance Purposes

As of December 31, 2006	Amount	Ratio	Amount	Ratio > or =	Amount	Ratio > or =
Total Capital (to Risk Weighted
Assets) Consolidated	$101,920	19.83%	$41,117	8.00%	-	-
Bank	99,677	19.47%	40,956	8.00%	51,195	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	95,509	18.58%	20,562	4.00%	-	-
Bank	93,267	18.22%	20,476	4.00%	30,714	6.00%
Tier I Capital (to Average
Assets) Consolidated	95,509	12.01%	31,810	4.00%	-	-
Bank	93,267	11.73%	31,805	4.00%	39,756	5.00%

As of December 31, 2005 - Restated
Total Capital (to Risk Weighted
Assets) Consolidated	$101,124	19.35%	41,808	8.00%	$-	-
Bank	99,760	19.17%	41,632	8.00%	52,040	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	94,577	18.09%	20,913	4.00%	-	-
Bank	93,238	17.91%	20,824	4.00%	31,236	6.00%
Tier I Capital (to Average
Assets) Consolidated	94,577	11.74%	32,224	4.00%	-	-
Bank	93,238	11.60%	32,151	4.00%	40,189	5.00%

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents the fair value of the Bank's financial instruments as of  December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$45,558	$45,558	$28,489	$28,489
Interest-bearing deposits in banks	2,573	2,573	49	49
Federal funds sold	26,850	26,850	-	-
Securities available-for-sale	147,001	147,001	191,931	191,931
Securities held-to-maturity	81,247	82,109	89,832	90,810
Loans, net	466,091	446,252	452,103	434,927
Accrued interest receivable	4,878	4,878	5,452	5,452
Financial liabilities
Deposits	698,962	697,910	683,588	681,858
Federal funds purchased and
securities sold under agreements
to repurchase	2,654	2,654	13,132	13,132
Other short term liabilities	385	385	521	521
Accrued interest payable	3,052	3,052	2,156	2,156
Off-balance sheet credit related instruments:
Commitments to extend credit	-	22	-	65

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12- FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

            Estimated fair values have been determined by the Bank using the best available data.  Many of the Bank's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an unforced, unforeclosed transaction.  Therefore, significant estimations and present value calculations were used by the Bank for the purposes of this disclosure.  Changes in assumptions or the estimation methodologies used could have a material effect on the estimated fair values included in this Note 12.

Financial assets

            Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently from historical cost accounting.  Both securities available-for-sale and held-to-maturity are valued by an independent pricing service as discussed in Note 3.  A present value discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was adjusted for credit loss and assumed prepayment risk.  For loans with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.

Financial liabilities

            Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.  Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.  For deposits with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.  The carrying amount of other short-term borrowings is considered to approximate fair value.

            Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

            The Bank's remaining assets and liabilities that are not considered financial instruments have not been valued differently from historical cost accounting.  Management is concerned that reasonable comparability between financial institutions may be distorted because of the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

            At December 31, 2006, the Bank had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed.   Please refer to Note 10 for more information about off-balance sheet financial instruments.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table presents unaudited quarterly interim financial information for the Corporation for the years ending December 31, 2006 and 2005 (dollars in thousands, except per share amount):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006	Restated	Restated	Restated
Interest income	$10,064	$10,714	$10,779	$10,880	$42,437
Interest expense	3,065	3,224	3,590	3,909	13,788
Net interest income	6,999	7,490	7,189	6,971	28,649
Provision for possible loan losses
(recoveries), net	-	-	(421)	(215)	(636)
Noninterest expenses, net of
noninterest income	5,079	5,089	4,443	4,848	19,459
Income before income taxes	1,920	2,401	3,167	2,338	9,826
Income taxes	276	484	950	391	2,101
Net income	$1,644	$1,917	$2,217	$1,947	$7,725
Basic earnings per share	$0.28	$0.33	$0.38	$0.34	$1.33
Weighted average shares outstanding per quarter	5,840,000	5,840,000	5,819,716	5,807,338	5,826,589
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005 (Restated)	Restated	Restated	Restated	Restated	Total
Interest income	$9,394	$9,647	$9,962	$10,103	$39,106
Interest expense	2,189	2,363	2,587	2,759	9,898
Net interest income	7,205	7,284	7,375	7,344	29,208
Provision for possible loan losses
(recoveries) net	(796)	-	(94)	-	(890)
Noninterest expenses, net of
noninterest income	5,049	4,640	4,103	4,973	18,765
Income before income taxes	2,952	2,644	3,366	2,371	11,333
Income taxes	868	679	916	418	2,881
Net income	$2,084	$1,965	$2,450	$1,953	$8,452
Basic earnings per share	$0.36	$0.34	$0.42	$0.33	$1.45
Weighted average shares outstanding per quarter	5,840,000	5,840,000	5,840,000	5,840,000	5,840,000

NOTE 14 - DEPOSITS

            The Bank does not have any foreign offices and all deposits are serviced in its 18 domestic offices.  Maturities of time deposits of $100,000 or more at December 31, 2006 and 2005 are presented in the following table (dollars in thousands):

	2006	2005

Under 3 months	$36,828	$24,087
3 to 12 months	49,026	49,958
Over 12 months	5,650	20,426

Total	$91,504	$94,471

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DEPOSITS (Continued)

The following table presents maturities of interest-bearing deposits as of December 31, 2006 (dollars in thousands):

Interest bearing transaction accounts	$290,443
2007	238,922
2008	20,008
2009	2,674
2010	1,940
2011	2,042
Total	$556,029

NOTE 15 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

             Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF THE CORPORATION

            The following tables present the condensed balance sheets, statements of income and cash flows of the Corporation as of December 31, 2006 and 2005 (dollars in thousands, except per share amounts):

CONDENSED BALANCE SHEETS

	As of December 31,
	2006	2005 (Restated)
Cash	$23	$37
Investment in bank subsidiary - at equity	101,565	101,733
Investment in credit life insurance company - at cost	54	54
Investment in other securities	17	17
Dividends receivable from bank subsidiary	3,000	1,869
Cash surrender value - life insurance	2,722	1,960
Total assets	$107,381	$105,670
Liabilities
Payable to bank subsidiary	$719	$-
Payable to directors	854	729
Other payable	31	-
Dividends payable	1,971	1,869
Total liabilities	3,575	2,598
Shareholders' equity
Common stock - $10 par value, 8,000,000 shares authorized;
5,760,000 and 5,840,000 shares issued and outstanding,
as of 12/31/06 and 12/31/05, respectively	57,600	58,400
Additional paid-in capital	1,120	4,320
Retained earnings	46,341	42,515
Accumulated other comprehensive income	(1,255)	(2,163)
Total shareholders' equity	103,806	103,072
Total liabilities and shareholders' equity	$107,381	$105,670

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONDENSED FINANCIAL INFORMATION OF THE CORPORATION (Continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005 Restated
Operating income
Dividends from bank subsidiary	$ 7,852	$ 3,679
Other dividend income	3	4
Interest income	-	1
Other	65	98
Operating expenses	(195)	(161)
Income before equity in undistributed net
income of bank subsidiary	7,725	3,621
Equity in undistributed net income of bank subsidiary	-	4,831
Net Income	$ 7,725	$ 8,452

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005 Restated

Operating activities
Net income for the year	$7,725	$8,452
Adjustments to reconcile net income to net cash
provided by operating activities
Equity in undistributed net income of bank subsidiary	-	(4,831)
Increase in cash surrender value of life insurance contracts	(43)	(103)
Increase in other assets	-	(117)
Increase in payables	156	70
Total adjustments	113	(4,981)
Net cash provided by operating activities	7,838	3,471
Investing activities
Return of equity	(56)	-
Proceeds of held to maturity and available for sale securities	-	(1)
Purchase of single premium life insurance policy	(719)	-
Net cash used by investing activities	(775)	(1)
Financing activities
Payment to repurchase common stock	(4,000)	-
Advance from subsidiary	719	-
Cash dividends paid	(3,796)	(3,562)
Net cash used in financing activities	(7,077)	(3,562)
Increase (decrease) in cash	(14)	(92)
Cash at beginning of year	37	129
Cash at end of year	$23	$37

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - EMPLOYEE BENEFIT PLANS

            The Bank contributes to a defined contribution, profit-sharing plan covering employees who meet participation requirements.  The amount of the contribution is discretionary as determined by the Bank's Board of Directors up to the maximum deduction allowed for federal income tax purposes.  Contributions to the plan, which amounted to $1,507,000, $1,542,000 and $1,471,000 in 2006, 2005 and 2004, respectively, are included in salaries and employee benefits expense.

            In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers.  In connection with this plan, the value of the single premium universal life insurance policies ($876,000 at December 31, 2006 and $853,000 at December 31, 2005) purchased in 1993 to fund the plan and the related liability ($283,000 at December 31, 2006 and $347,000 at December 31, 2005) were included in other assets and other liabilities, respectively.  Net noncash income recognized on these policies of $20,000 in 2006, $18,000 in 2005 and $30,000 in 2004 is included in the above asset values.  The principal cost of the plan is accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit.  Expense related to this plan was $11,000 in 2006, $30,000 in 2005 and $46,000 in 2004.

            In 1993, the Corporation and the Bank implemented a deferred compensation plan that permits directors to defer their director's fees and earn interest on the deferred amount.  Liability increases for current deferred fees, net of benefits paid, of $203,000 for 2006, $264,000 for 2005 and $259,000 for 2004 have been recognized in the accompanying consolidated financial statements.  In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate.  In 2006, the total life insurance purchased was $2,757,000.  Net noncash income recognized on these policies of $181,000 in 2006, 147,000 in 2005 and $245,000 in 2004 is included in the cash surrender values of $9,133,000, $6,199,000 and 5,592,000 reported in other assets at December 31, 2006, 2005 and 2004, respectively.

            In 1996, the Bank established an officer group term replacement/split-dollar plan to provide life insurance benefits that would continue after retirement.  A single premium universal life insurance policy was purchased to fund the plan and a split-dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust.  The value of this policy ($1,140,000 at December 31, 2006, and $1,114,000 at December 31, 2005) is included in other assets, and net noncash income recognized on this policy of $26,000 in 2006, $11,000 in 2005 and $42,000 in 2004 are included in the above asset values.

            In 2002, the Bank implemented a Director Split-Dollar Life Insurance Plan and an Executive Split-Dollar Life Insurance Plan.  The Bank purchased a single premium whole life insurance policy on the life of each participant and endorsed a portion of the policy death benefits to the insured's estate, a trust, or another individual.  The total life insurance purchased was $3,735,000 in 2002, $190,000 in 2003 and $253,000 in 2004.  Additional single premium universal life insurance policies, totaling $154,000 in 2005, were purchased for new participants.  Net noncash income was recognized on these policies of $181,000 in 2006 and $382,000 in 2005 and is included in the asset value of $5,205,000, which is a part of other assets.

            The Bank is beneficiary on the insurance policies that fund the salary continuation plan, the deferred compensation plan, the group term replacement/split-dollar plan and the split-dollar life insurance plans.  These policies had an aggregate current death benefit of $24 million at December 31, 2006.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - POST RETIREMENT BENEFIT PLAN

            The Corporation sponsors a defined benefit postretirement health care plan covering substantially all employees with 25 years of work experience with the Bank.  Retirement may be requested at age 60 with 15 years of work experience with the Bank.  In September 2006 the FASB issued FASB 158, "Employer's  Accounting for Defined Benefit Pension and other Postretirement Plans, which amends FASB Statement No. 87, 88, 106, and 132R.  FASB No. 158 requires employers to (a) recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income.  FASB 106 requires companies to accrue the cost of postretirement health care and life insurance benefits within the employees' active service periods.  The plan is contributory, with the retiree contributing $100 per month and the Corporation paying additional costs necessary to keep the coverage in force.  The plan is not funded.

            The following tables provide further information about the plan:

Obligations and Funded Status

	Post Retirement Benefits
	2006	2005
Fair value of plan assets at December 31, 2006	$-	$-
Benefit obligation at December 31, 2006	5,557	5,088
Funded status	(5,557)	(5,088)
Prepaid (accrued) benefit cost recognized
in the balance sheet	(5,557)	(5,088)
Service cost	194	180
Interest cost	415	368
Employer contributions	140	65
Plan participants contributions	50	39
Benefits paid	190	104

Weighted -average assumptions used to
determine benefit obligations at
December 31:
Discount rate	8%	8%

Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31:
Discount rate	8%	8%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - POST RETIREMENT BENEFIT PLAN (Continued)

The following table gives the expected benefit payments through a 10 year cash flow projection.

Year	Gross Benefits	Participant Contributions	Company Benefits
2007	$ 234	$ 60	$ 174
2008	271	69	202
2009	307	79	228
2010	358	91	267
2011	394	103	291
2012 and later	2,901	730	2,171
	$ 4,465	$ 1,132	$ 3,333

             The following table gives the Health Care Cost Trend (HCCTR), which is applied to gross charges, net claims and retiree paid premiums to reflect the Corporation's past practice and stated ongoing intention to maintain relatively constant cost sharing between the Corporation and retirees.

Annual Increase in Gross Medical, Rx and Administrative Charges
Year	Pre Medicare	Medicare
2006	12.00%	8.00%
2007	11.00%	7.50%
2008	10.00%	7.00%
2009	9.00%	6.50%
2010	8.00%	6.00%
2011	7.00%	5.50%
2012	6.00%	5.00%
2013 and later	5.00%	5.00%

           The next table gives the effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and accumulated obligation for the benefits.

Effect of Health Care Cost Trend Rate
1% Increase in HCCTR
Effect on Service and interest costs	$107
Effect on APBO 12/31/2006	$902
1% Decrease in HCCTR
Effect on Service and interest costs	$(87)
Effect on APBO 12/31/2006	$(736)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

SHAREHOLDER INFORMATION

            The 5,760,000 shares of common stock of the Corporation outstanding at December 31, 2006 had an estimated market value of $280.0 million and were held by 2,574 shareholders.  Located primarily in the corporation's market area.  These identifiable individuals consist of 2,056 record holders, and 218 joint holders.  A small number of shareholders are not identified individually because some bank nominees, including the Bank's Trust Department, are listed as record owners when, in fact, these holdings represent more than one beneficial owner.  No single shareholder's ownership exceeded five percent at year end.

                 There is no established public trading market for shares of the Corporation's common stock.  The table below shows the high and low price of the Corporation's common stock taken from reported prices by those buyers and sellers willing to disclose this information.  This table also shows the semi-annual dividend paid per share of common stock, in each of the last three years.  In 2006, the Corporation repurchased 80,000 shares of its common stock in several privately negotiated transactions.  On April 20, 2004, the Corporation's shareholders approved a two-for-one split effected in the form of a 100% stock dividend to shareholders of record on that date.  All share data in the table have been restated to give retroactive effect to this transaction.

		High	Low	Dividend
2006	First Quarter	$ 48.00	$ 48.00	$ -
	Second Quarter	49.00	48.00	0.33
	Third Quarter	50.00	49.00	-
	Fourth Quarter	50.00	50.00	0.34

2005	First Quarter	$ 45.00	$ 45.00	$ -
	Second Quarter	47.00	45.00	0.31
	Third Quarter	48.00	48.00	-
	Fourth Quarter	48.00	48.00	0.32

2004	First Quarter	$ 40.00	$ 40.00	$ -
	Second Quarter	42.00	40.00	0.29
	Third Quarter	45.00	42.00	-
	Fourth Quarter	45.00	45.00	0.30

ADDITIONAL FINANCIAL DATA

The following table presents consolidated comparative data for the Corporation for the years shown:

(Dollars In Thousands)
	2006	2005	2004	2003	2002

Average assets	$ 805,334	$ 817,606	$ 825,467	$ 867,100	$ 890,525

Average loans (net)	$ 467,545	$ 440,781	$ 419,627	$ 444,942	$ 513,553

Average deposits	$ 680,299	$ 699,245	$ 710,956	$ 755,709	$ 785,702
Return on
average assets	0.96%	1.03%	1.04%	0.96%	0.93%
Return on
average equity	7.10%	7.97%	8.28%	8.09%	8.71%
Tier 1 capital
to average assets	12.16%	11.99%	11.14%	10.29%	8.79%