Form 10-K/A
period 2006-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2007-04-24
CIK 703329

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

For the transition period from ___________________________ to _________________________________________

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

(1)               Annual Report to Shareholders for Fiscal Year Ended December 31, 2006 -- Part II of this Report.

(2)               Proxy Statement for 2007 Annual Shareholders' Meeting to be held on April 17, 2007 -- Part III of this Report.

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A amends and restates the annual report of First Farmers and Merchants Corporation (the "Corporation") on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 16, 2007 (the "Original Filing").  This amendment (i) replaces information about the Corporation's website and annual report in Item 1 of Part I with a section entitled "Availability of SEC Reports," (ii) corrects an error in the table provided in Item 5 of Part II, (iii) corrects and updates certain cross-references to the Corporation's proxy statement in Items 10, 11, 12 and 13 of Part III, (iv) provides a missing footnote incorporating a document by reference into Exhibit 10.8, (v) amends the information provided in Exhibit 21.1, (vi) replaces the information provided after Exhibit 21.1 with the Corporation's entire 2006 annual report to shareholders as Exhibit 13.1 and (vii) amends Exhibits 31.1, 31.2 and 32.1 to contain currently dated certifications of the Principal Executive Officer and Principal Financial Officer. This Amendment No. 1 on Form 10-K/A does not otherwise differ from the Form 10-K as initially filed and continues to describe conditions as of the date of the Original Filing. Accordingly, the Corporation has not updated the disclosures contained herein to reflect events that occurred at a later date. Also, forward-looking statements in this Amendment have not been updated from the Original Filing.

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

Availability of SEC Reports

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission. These reports are not available on our website, www.fandmbank.com, because we have not yet updated our website to include such reports. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information about the Corporation that are available free of charge. In addition, copies of our reports are available, without charge, by making a request through the "Contact Us" link on our website.

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

            The following table provides information regarding purchases of the Corporation's common stock made by the Corporation during the fourth quarter of 2006:

Period	(a) total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2006 - October 31, 2006	$ -	$ -	$ -	$ -
November 1, 2006 - November 30, 2006	$ 13,550	$ 50	$ -	$ -
December 1, 2006 - December 31, 2006	$ 41,750	$ 50	$ -	$ -
Total	$ 55,300	$ 50	$ -	$ -

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

Item 9B.  Other Information.

         None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

            Reference is made to the "Director Nominee Information Table" and the sections entitled "Election of Directors," "Executive Officers," "Committees of the Board," "Section 16 (a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

            Reference is made to the sections entitled "Compensation discussion and Analysis," "Summary Compensation Table," "Compensation of Directors and Officers," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Reference is made to the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions; and Director Independence.

            Reference is made to the sections entitled "Committees of the Board" and "Related Person Transactions" in the Corporation's definitive Proxy Statement, which information is incorporated herein by reference.

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

(5)     Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, File Number 0-10972, as filed with the Securities and Exchange Commission on January 30, 2007.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By                                /s/ T. Randy Stevens

                 T. Randy Stevens, Chief Executive Officer

Date                                  April 6, 2007

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s / Patricia P. Moody

            Patricia P. Moody, Assistant Treasurer (principal financial officer and principal accounting officer)

Date                                  April 6, 2007

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