Form 10-Q
period 2007-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2007-05-10
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission File Numbers: 0-10972

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

5,740,000 shares as of May 4, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets - March 31, 2007 and December 31, 2006.

Consolidated statements of income - For the three months ended March 31, 2007 and March 31, 2006.

Consolidated statements of cash flows - For the three months ended March 31, 2007 and March 31, 2006.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		March 31,	December 31,
		2007	2006
	(Dollars In Thousands, Except Per Share Data)	(Unaudited)	(1)

ASSETS	Cash and due from banks	$18,165	$45,558
	Interest-bearing deposits in banks	1,657	2,573
	Federal funds sold	16,250	26,850
	Total cash and cash equivalents	36,072	74,981
	Securities
	Available for sale (amortized cost $147,626
	and $149,040, respectively)	146,071	147,001
	Held to maturity (fair value $79,389
	and $82,109 respectively)	78,562	81,247
	Total securities	224,633	228,248
	Loans, net of deferred fees	489,186	473,353
	Allowance for possible loan losses	(7,303)	(7,262)
	Net loans	481,883	466,091
	Bank premises and equipment, at cost
	less allowance for depreciation	10,278	10,428
	Core deposit and other intangibles	9,610	9,874
	Other assets	31,575	30,462
	TOTAL ASSETS	$794,051	$820,084

LIABILITIES	Deposits
	Noninterest-bearing	$125,728	$142,933
	Interest-bearing (including certificates of deposit
	over $100: 2007 - $87,877; 2006 - $91,504)	547,280	556,029
	Total deposits	673,008	698,962
	Federal funds purchased and securities sold
	under agreements to repurchase	3,246	2,654
	Dividends payable	-	1,971
	Other short-term liabilities	-	385
	Accounts payable and accrued liabilities	12,546	12,305
	TOTAL LIABILITIES	688,800	716,277

SHAREHOLDERS'	Common stock - $10 par value, 8,000,000 shares
EQUITY	authorized; 5,742,000 and 5,760,000 issued
	and outstanding shares as of 03/31/07 and
	12/31/06, respectively	57,420	57,600
	Additional paid-in capital	400	1,120
	Retained earnings	48,388	46,342
	Accumulated other comprehensive loss	(957)	(1,255)
	TOTAL SHAREHOLDERS' EQUITY	105,251	103,807
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$794,051	$820,084

(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
		Three Months Ended March 31,
	(Dollars In Thousands, Except Per Share Data)	2007	2006

INTEREST AND DIVIDEND	Interest and fees on loans	$7,953	$7,268
INCOME	Income on investment securities
	Taxable interest	1,283	1,634
	Exempt from federal income tax	1,023	1,079
	Dividends	63	49
		2,369	2,762
	Other interest income	308	34
	TOTAL INTEREST INCOME	10,630	10,064
INTEREST EXPENSE	Interest on deposits	3,995	2,988
	Interest on other short-term borrowings	31	77
	TOTAL INTEREST EXPENSE	4,026	3,065

	NET INTEREST INCOME	6,604	6,999
	PROVISION FOR POSSIBLE LOAN LOSSES	-	-

	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	6,604	6,999
NONINTEREST INCOME	Trust department income	707	540
	Service fees on deposit accounts	1,753	1,815
	Other service fees, commissions and fees	130	87
	Other operating income	274	184
	TOTAL NONINTEREST INCOME	2,864	2,626
NONINTEREST EXPENSE	Salaries and employee benefits	3,737	4,135
	Net occupancy expense	543	562
	Furniture and equipment expense	277	297
	Other operating expenses	2,581	2,711
	TOTAL NONINTEREST EXPENSES	7,138	7,705
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	2,330	1,920
	PROVISION FOR INCOME TAXES	284	276
	NET INCOME	$2,046	$1,644
BASIC EARNINGS PER
SHARE	Weighted Average Shares Outstanding	5,757,139	5,840,000
		$0.36	$0.28
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
		Three Months Ended March 31,
	(Dollars In Thousands, Except Per Share Data)	2007	2006
OPERATING	Net income	$2,046	$1,644
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible loan losses
	over net charge offs	41	(64)
	Provision for depreciation and amortization of
	premises and equipment	226	274
	Amortization of deposit base intangibles	264	264
	Amortization of investment security premiums,
	net of accretion of discounts	171	355
	Increase in cash surrender value of life insurance contracts	(108)	(90)
	Increase in
	Deferred income taxes	(148)	(1)
	Interest receivable	(92)	(40)
	Other assets	(593)	(292)
	(Decrease) increase in
	Interest payable	(157)	399
	Other liabilities	303	295
	Total adjustments	(93)	1,100
	Net cash provided by operating activities	1,953	2,744
INVESTING	Proceeds from maturities, calls and sales of
ACTIVITIES	available-for-sale securities	6,032	24,045
	Proceeds from maturities and calls of held-to-maturity securities	2,660	1,260
	Purchases of investment securities
	Available-for-sale	(4,752)	(17,280)
	Net increase in loans	(15,833)	(12,522)
	Purchase of life insurance policies	(369)	-
	Purchases of premises and equipment	(77)	(119)
	Net cash used in investing activities	(12,339)	(4,616)
FINANCING	Net increase (decrease) in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	(25,953)	10,045
	Net increase (decrease) in short-term borrowings	206	(10,827)
	Proceeds from sale of minority interest in a controlled subsidiary	95	-
	Repurchase of common stock	(900)	-
	Cash dividends	(1,971)	(1,869)
	Net cash used in financing activities	(28,523)	(2,651)
	Decrease in cash and cash equivalents	(38,909)	(4,523)
	Cash and cash equivalents at beginning of period	74,981	28,538
	Cash and cash equivalents at end of period	$36,072	$24,015
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The unaudited consolidated financial statements have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the annual report of First Farmers and Merchants Corporation (the "Corporation") on Form 10-K for the year ended December 31, 2006.

NOTE 2 - STOCK REPURCHASE

            On March 23, 2007, the Corporation, pursuant to stock repurchase agreements dated as of January 16, 2007, repurchased, through negotiated transactions with several different third-party sellers, 18,000 shares of the Corporation's common stock at a price of $50 per share for an aggregate purchase price of $900,000.

NOTE 3 - ACCOUNTING FOR INCOME TAX UNCERTAINTIES

FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48") was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods.  The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation.  The Corporation does not anticipate any material increase or decrease in unrecognized tax benefits during 2007 relative to any tax positions taken prior to January 1, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "anticipates," "could," "expects," "believes," "may" or "will," or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the potential sale of available-for-sale securities, repayment of loans by borrowers, failure to meet and satisfaction of capital adequacy requirements, adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs, material capital expenditures, the effect of fluctuating interest rates and deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in First Farmers and Merchants Corporation's filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2007, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $794.1 million, its consolidated net loans were $489.2 million, its total deposits were $673.0 million and its total shareholders' equity was $105.4 million.  The loan portfolio at March 31, 2007, increased $15.8 million, or 3.3%, compared to December 31, 2006.  The retail portion of the loan portfolio experienced a slight decrease during the first three months of 2007 and the commercial portfolio increased 3.9% during the same period.  Total deposits decreased $26.0 million, or 3.7%, and shareholders' equity increased 1.5% during the first three months of 2007.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $956,000.

FINANCIAL CONDITION

Average earning assets at March 31, 2007 were down 2.0% or $15.1 million from average earning assets at December 31, 2006.  Average overnight investments at March 31, 2007 were up $14.1 million compared to December 31, 2006.  Average investment securities at March 31, 2007 were down 13.8% compared to the average at December 31, 2006.  Average total assets of $791.8 million at March 31, 2007 decreased 1.9% or $15.7 million, compared to $807.5 million at December 31, 2006.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation's sole direct subsidiary (the "Bank").  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2007, the Bank's investment securities portfolio had $146.1 million available-for-sale securities, which are valued at fair market value and $78.6 million held-to-maturity securities, which are valued at cost on the balance sheet.  These compare to $147.0 million of available-for-sale securities and $81.2 million of held-to-maturity securities as of December 31, 2006.  The 0.6% decrease in available-for-sale securities for the three months ended March 31, 2007 resulted from investing in the loan portfolio as securities matured.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.

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

Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one-to-four family residential properties, represented 36.9% of the total loan portfolio at March 31, 2007.  The Bank recognizes this concentration, but management believes the risk is acceptable given the quality of underwriting and low level of historical loss experience.  Total commercial and commercial real estate loans posted strong gains during the first quarter and comprised 46.8% of the portfolio at March 31, 2007.  Although there is not an industry concentration in commercial loans as measured by regulatory guidelines, the Bank currently has heavy exposure in four broad industry categories: construction; real estate renting and leasing; other services (churches); and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank's Board of Directors.  The allowance for possible loan and lease losses was $7.3 million, or 1.5% of gross loans, at March 31, 2007, compared to $7.3 million, or 1.5%, at December 31, 2006.  Net recoveries through March 31, 2007 were $41,000, which results in an annualized net charge-off ratio of negative 0.03%.

A formal process is in place to provide control over underwriting of loans and monitor loan collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At March 31, 2007, this process identified loans totaling $7.5 million, or 1.5% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $6.5 million, or 1.4 % of the portfolio, so classified at December 31, 2006.  Loans totaling $6.1 million, or 1.2% of the portfolio, were classified as substandard at March 31, 2007, compared to loans totaling $8.4 million, or 1.8% of the portfolio, so classified at December 31, 2006.  No loans were classified as doubtful at March 31, 2007 and December 31, 2006.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Bank's average deposits declined 1.4% during the first three months of 2007 compared to a decline of 1.7% in the first three months of 2006.  The decline slowed because of a re-focused effort on "retail" customer deposits.  Average total noninterest-bearing deposits were 16.8% of total deposits at March 31, 2007, contributing to the Bank's low cost of deposits.  This compares to 16.7% at December 31, 2006.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the consolidated financial statements of the Corporation and the Bank.  The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  To be "well-capitalized" under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of March 31, 2007, the Corporation's Tier 1, Total Capital and leverage capital ratios were 18.2%, 19.4% and 12.3%, respectively.  The ratios were 19.1%, 20.3% and 12.5%, respectively, at December 31, 2006.  As of March 31, 2007, the Bank's Tier 1 Capital, Total Capital and leverage capital were 17.9%, 19.1%, and 12.1%, respectively, compared to 18.9%, 20.2%, and 12.3% at December 31, 2006. Management believes, as of March 31, 2007, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank do not have any long-term debt and do not have plans for material capital expenditures in the near future.  The Corporation's average shareholders' equity at March 31, 2007 was $106.0 million, a 0.6% increase from the average at December 31, 2006.

            The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. The Bank declared a $0.34 per share dividend in the fourth quarter of 2006, which was paid in the first quarter of 2007.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank's Asset/Liability Committee and results are reported to the Bank's Board of Directors.

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

Critical Accounting Policies

The accounting principles the Corporation follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Corporation's management has made judgments and estimates that, in the case of the determination of the allowance for loan losses ("ALLL") and the recognition of deferred income tax assets, have been critical to the determination of the Corporation's financial position, results of operations, and cash flows.  As of March 31, 2007, the deferred income tax asset was $5.9 million, which is included with other assets on the balance sheet.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2007 were $93.1 million and $12.4 million, respectively, compared to $79.9 million outstanding loan commitments and $10.4 million stand-by letters of credit in the normal course of business at March 31, 2006.  The increase in stand-by letters of credit of approximately $2.0 million, came from additional business from existing large commercial customers.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At March 31, 2007, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total interest income for the first three months of 2007 was $10.6 million compared to $10.1 million for the first three months of 2006.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $8.0 million, an increase of approximately $685,000, or 9.4% during the first three months of 2007 compared to the first three months of 2006.  Nominal interest earned on investment securities and other investments was $2.7 million, a decrease of approximately $119,000, or 4.3% during the first three months of 2007 compared to the first three months of 2006.

            Total interest expense in the first three months of 2007 was $4.0 million, an increase of approximately $961,000, or 31.4%, compared to the first three months of 2006.  The higher interest rates for certificates of deposits and public funds during the first quarter of 2007 was the primary reason for the higher expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank's Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month period of less than 4.5% of net interest income given a 300 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning April 1, 2006 and ending March 31, 2007 showed a worst-case potential change to net interest income of a negative 1.9%, or a decline in net interest income of approximately $516,000 by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at March 31, 2007, March 31, 2006 and December, 31, 2006 was 3.97%, 4.16% and 4.22%, respectively.

            No additions were made to the allowance for loan losses in the first quarter of 2007.

            Noninterest income was $2.9 million, an increase of approximately $238,000, or 9.1%, during the first three months of 2007 compared to the first three months of 2006.  This increase resulted from:

(1)    income from services provided in the Bank's trust department, which was up 30.9% compared to the first quarter of 2006 and represented approximately 24.7% of noninterest income; and

(2)    service fees, representing approximately 61.2% of noninterest income, which were down 3.4% compared to the first three months of 2006, offset part of the increase in trust services income.

Noninterest expenses, excluding the provision for possible loan losses, were approximately $567,000, or 7.4%, lower in the first three months of 2007 as compared to the first three months of 2006. Salaries and benefits expense was down $398,000, or 9.6%, for the three months ended March 31, 2007 compared to the same period in 2006 as a result of changes to the Bank's insurance and retirement benefits.

The Corporation and the Bank do not have any long-term debt or other obligations, with the exception of leases for bank property.  There has not been a change during the three month period ended March 31, 2007 in the terms of these leases.

Net income for the three months ended March 31, 2007 was $2.05 million, compared to $1.64 million for the three months ended March 31, 2006.  A decrease in salaries and benefits along with an increase in fiduciary services income contributed to the period over period increase.  The Corporation earned $0.36 per share in the first quarter of 2007 and $0.28 per share in the first quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2007, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation, with the participation of its management, including the Corporation's Chief Executive Officer and Assistant Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report, the Corporation's Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation's disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                The following table provides information regarding purchases of the Corporation's common stock made by the Corporation during the first quarter of 2007:

CORPORATION'S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	--	--	--	--
February 1, 2007 - February 28, 2007	--	--	--	--
March 1, 2007 - March 31, 2007	18,000*	$50.00	--	--
Total	18,000	$50.00	--	--

*Purchased through negotiated transactions with several third-party sellers.

For a discussion of the limitations upon payment of dividends, see "Financial Condition - Liquidity and Capital Resources" under Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Exhibits.

EXHIBIT

NUMBER          DESCRIPTION

     3.1     Charter (1)

     3.2     Articles of Amendment to Charter (1)

     3.3     Amended and Restated By-laws (2)

     4.1     Form of Specimen Stock Certificate (1)

   10.1     Form of Benefits Agreement entered into between First Farmers and Merchants Bank and Thomas Randall

               Stevens, the Bank's and the Corporation's Chairman and Chief Executive Officer, on January 26, 2007,

               and John P. Tomlinson, III, the Bank's and the Corporation's Chief Administrative officer, on

               January 29, 2007 (3)

   31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a 14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K,  File Number 0-10972, as filed with the Securities and Exchange Commission on April 23, 2007.

(3)  Incorporated by reference from the First Farmers and Merchants Corporation current report on Form 8-K, File Number 0-10972, as filed with the Securities and Exchange Commisssion on January 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date             May 8, 2007                                                      /s/ T. Randy Stevens

                                    T. Randy Stevens, Chief Executive Officer

Date             May 8, 2007                                              /s/ Patricia P. Moody

Patricia P. Moody, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT

NUMBER          DESCRIPTION

     3.1     Charter (1)

     3.2     Articles of Amendment to Charter (1)

     3.3     Amended and Restated By-laws (2)

     4.1     Form of Specimen Stock Certificate (1)

   10.1     Form of Benefits Agreement entered into between First Farmers and Merchants Bank and Thomas Randall

               Stevens, the Bank's and the Corporation's Chairman and Chief Executive Officer, on January 26, 2007,

               and John P. Tomlinson, III, the Bank's and the Corporation's Chief Administrative officer, on

               January 29, 2007 (3)

   31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a 14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K,  File Number 0-10972, as filed with the Securities and Exchange Commission on April 23, 2007.

(3)  Incorporated by reference from the First Farmers and Merchants Corporation current report on Form 8-K, File Number 0-10972, as filed with the Securities and Exchange Commission on January 30, 2007.