Form 10-Q
period 2007-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2007-08-08
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission File Number: 000-10972

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

5,720,000 shares as of August 8, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets - June 30, 2007 and December 31, 2006.

Consolidated statements of income - For the three months and six months ended June 30, 2007 and June 30, 2006.

Consolidated statements of cash flows - For the six months ended June 30, 2007 and June 30, 2006.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		June 30,	December 31,
		2007	2006
	(Dollars In Thousands, Except Per Share Data)	(Unaudited)	(1)

ASSETS	Cash and due from banks	$19,703	$45,558
	Interest-bearing deposits in banks	1,949	2,573
	Federal funds sold	4,100	26,850
	Total cash and cash equivalents	25,752	74,981
	Securities
	Available for sale (amortized cost $140,750
	and $149,040, respectively)	137,758	147,001
	Held to maturity (fair market value $76,319
	and $82,109 respectively)	76,749	81,247
	Total securities	214,507	228,248
	Loans, net of deferred fees	495,859	473,353
	Allowance for possible loan and lease losses	(7,296)	(7,262)
	Net loans	488,563	466,091
	Bank premises and equipment, at cost
	less allowance for depreciation	10,260	10,428
	Core deposit and other intangibles	9,471	9,874
	Other assets	32,875	30,462
	TOTAL ASSETS	$781,428	$820,084

LIABILITIES	Deposits
	Noninterest-bearing	$120,695	$142,933
	Interest-bearing (including certificates of deposit
	over $100: 2007 - $78,855; 2006 - $98,205)	538,847	556,029
	Total deposits	659,542	698,962
	Federal funds purchased and securities sold
	under agreements to repurchase	2,122	2,654
	Dividends payable	1,976	1,971
	Other short-term liabilities	542	385
	Accounts payable and accrued liabilities	13,556	12,305
	TOTAL LIABILITIES	677,738	716,277

SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,726,992 and 5,760,000 shares issued
	and outstanding as of June 30, 2007 and
	December 31, 2006, respectively	57,270	57,600
	Additional paid-in capital	-	1,120
	Retained earnings	48,259	46,342
	Accumulated other comprehensive loss	(1,839)	(1,255)
	TOTAL SHAREHOLDERS' EQUITY	103,690	103,807
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$781,428	$820,084

(1) Derived from audited financial statements.
The accompanying notes are an integral part of the consolidated financial statements.
FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

		Three Months Ended		Six Months Ended
	(Dollars In Thousands, Except Per Share Data)	June 30,		June 30,
	(Unaudited)	2007	2006	2007	2006

INTEREST AND	Interest and fees on loans	$8,313	$7,853	$16,266	$15,121
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,315	1,726	2,598	3,359
	Exempt from federal income tax	958	1,068	1,981	2,146
	Dividends	44	45	107	94
		2,317	2,839	4,686	5,599
	Other interest income	287	22	595	56
	TOTAL INTEREST INCOME	10,917	10,714	21,547	20,776

INTEREST EXPENSE	Interest on deposits	3,969	3,031	7,964	6,019
	Interest on other short-term borrowings	42	193	73	269
	TOTAL INTEREST EXPENSE	4,011	3,224	8,037	6,288
	NET INTEREST INCOME	6,906	7,490	13,510	14,488
	PROVISION FOR POSSIBLE LOAN LOSSES	-	-	-	-
	NET INTEREST INCOME AFTER
	PROVISION FOR LOAN LOSSES	6,906	7,490	13,510	14,488

NONINTEREST INCOME	Trust department income	642	608	1,349	1,148
	Service fees on deposit accounts	1,952	2,024	3,705	3,839
	Other service fees, commissions and fees	166	106	296	194
	Other operating income	222	212	496	396
	TOTAL NONINTEREST INCOME	2,982	2,950	5,846	5,577

NONINTEREST	Salaries and employee benefits	3,784	4,212	7,521	8,347
EXPENSE	Net occupancy expense	552	551	1,095	1,113
	Furniture and equipment expense	261	308	538	605
	Other operating expenses	2,545	2,968	5,126	5,679
	TOTAL NONINTEREST EXPENSES	7,142	8,039	14,280	15,744
	INCOME BEFORE PROVISION FOR
	INCOME TAXES	2,746	2,401	5,076	4,321
	PROVISION FOR INCOME TAXES	699	484	983	760
	NET INCOME	$2,047	$1,917	$4,093	$3,561
BASIC EARNINGS PER
SHARE	Weighted Average Shares Outstanding	5,736,645	5,840,000	5,746,892	5,840,000
		$0.36	$0.33	$0.71	$0.61
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars In Thousands)	Six Months Ended June 30,
	(Unaudited)	2007	2006
OPERATING	Net income	$4,093	$3,561
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible loan losses
	over net charge offs	34	(159)
	Provision for depreciation and amortization of
	premises and equipment	473	556
	Amortization of deposit base intangibles	403	528
	Amortization of investment security premiums,
	net of accretion of discounts	325	634
	Increase in cash surrender value of life insurance contracts	(948)	(196)
	Decrease (increase) in
	Deferred income taxes	(165)	24
	Interest receivable	102	107
	Other assets	(356)	(186)
	(Decrease) increase in
	Interest payable	(205)	272
	Other liabilities	1,346	896
	Total adjustments	1,009	2,476
	Net cash provided by operating activities	5,102	6,037
INVESTING	Proceeds from maturities, calls and sales of
ACTIVITIES	available-for-sale securities	16,049	33,082
	Proceeds from maturities and calls of held-to-maturity securities	4,440	3,650
	Purchases of investment securities
	Available-for-sale	(6,320)	(19,401)
	Held-to-maturity	(1,693)	-
	Net increase in loans	(22,506)	(24,067)
	Purchase of life insurance policies	(676)	-
	Purchases of premises and equipment	(305)	(281)
	Net cash used in investing activities	(11,011)	(7,017)
FINANCING	Net (decrease) increase in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	(39,419)	8,426
	Net decrease in short-term borrowings	(375)	(8,146)
	Proceeds from sale of minority interest in a controlled subsidiary	95	-
	Repurchase of common stock	(1,650)	-
	Cash dividends	(1,971)	(1,869)
	Net cash used in financing activities	(43,320)	(1,589)
	Decrease in cash and cash equivalents	(49,229)	(2,569)
	Cash and cash equivalents at beginning of period	74,981	28,538
	Cash and cash equivalents at end of period	$25,752	$25,969
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

NOTE 2 - STOCK REPURCHASE

            During the second quarter of 2007, the Corporation repurchased, through negotiated transactions with third-party sellers, 15,008 shares of the Corporation's common stock at a price of $50 per share for an aggregate purchase price of $750.4 thousand.

NOTE 3 - ACCOUNTING FOR INCOME TAX UNCERTAINTIES

Financial Accounting Standards Board Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48") was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods.  The Corporation adopted the provisions of FIN 48 as of January 1, 2007 and determined that no adjustments to retained earnings resulted from such adoption.  The Corporation does not anticipate any material increase or decrease in unrecognized tax benefits during 2007 relative to any tax positions taken prior to January 1, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "anticipates," "could," "expects," "believes," "may" or "will," or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to unrecognized tax benefits, concentrations within our loan portfolio, the payment of dividends, the potential sale of available-for-sale securities, failure to meet and satisfaction of capital adequacy requirements, adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs, material capital expenditures, the effect of fluctuating interest rates and deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in First Farmers and Merchants Corporation's filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

At June 30, 2007, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $781.4 million, its consolidated net loans were $488.6 million, its total deposits were $659.5 million and its total shareholders' equity was $103.7 million.  The loan portfolio at June 30, 2007, increased $22.5 million, or 4.8%, compared to December 31, 2006.  The retail portion of the loan portfolio experienced a decrease of $1.2 million, or 0.44%, during the first six months of 2007 and the commercial portfolio increased 11.2% or $23.7 million, which annualizes to a 22.4% growth rate during the same period.  Total deposits decreased $39.4 million, or 5.6%, and shareholders' equity decreased 0.1% during the first six months of 2007.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $1.8 million.

FINANCIAL CONDITION

Average earning assets at June 30, 2007 were down 1.7% or $12.1 million from average earning assets at December 31, 2006.  Average overnight investments at June 30, 2007 were up $13.1 million compared to December 31, 2006.  Average investment securities at June 30, 2007 were down 14.6% compared to the average at December 31, 2006.  Average total assets of $795.9 million at June 30, 2007 decreased 1.4% or $11.6 million, compared to $807.5 million at December 31, 2006.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation's sole direct subsidiary (the "Bank").  These securities represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2007, the Bank's investment securities portfolio had $137.8 million available-for-sale securities, which are valued at fair market value on the balance sheet, and $76.7 million held-to-maturity securities, which are valued at cost on the balance sheet.  These compare to $147.0 million of available-for-sale securities and $81.2 million of held-to-maturity securities as of December 31, 2006.  The 6.3% decrease in available-for-sale securities for the six months ended June 30, 2007 resulted from investing in the loan portfolio as securities matured.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.

Loans

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the highest amount of revenues for the Corporation.  The loan portfolio also contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing a potential loan, management assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.

Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one-to-four family residential properties, represented 36.1% of the total loan portfolio at June 30, 2007.  The Bank recognizes this concentration, but management believes the risk is acceptable given the quality of underwriting and low level of historical loss experience.  The Bank continues to manage not only its exposure to single borrowers, but also its exposure to borrowers operating within the same industry.  Within the commercial loan portfolio, the Bank continues to report heavy exposure in four broad industry categories: construction, real estate renting and leasing, other services (churches) and public administration.   However, the Bank recognizes a concentration in one industry classification: real estate rental and leasing.  These loans totaled $53.0 million at June 30, 2007, which represented 22.6% of total commercial loans.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely on a quarterly basis in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank's Board of Directors.  The allowance for possible loan and lease losses was $7.3 million, or 1.5% of gross loans, at June 30, 2007 and December 31, 2006.  Net recoveries through June 30, 2007 were $34,000, which results in an annualized net charge-off ratio of negative 0.01%.

A formal process is in place to provide control over underwriting of loans and monitor loan collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At June 30, 2007, this process identified loans totaling $7.2 million, or 1.5% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $6.5 million, or 1.4% , so classified at December 31, 2006.  Loans totaling $8.1 million, or 1.6% of the portfolio, were classified as substandard at June 30, 2007, compared to loans totaling $8.4 million, or 1.8%, so classified at December 31, 2006.  No loans were classified as doubtful at June 30, 2007 or December 31, 2006.

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Bank's average deposits declined 1.6% during the first six months of 2007 compared to a decline of 2.1% in the first six months of 2006.  The decline slowed primarily because of a re-focused effort on "retail" customer deposits.  Average total noninterest-bearing deposits were 17.7% of total deposits at June 30, 2007, contributing to the Bank's low cost of deposits.  This compares to 16.7% at December 31, 2006.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory and possibly additional discretionary actions by regulators that could have a material adverse effect on the financial condition and results of operations of the Corporation and the Bank.  Federal regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  To be "well-capitalized" under federal regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of June 30, 2007, the Corporation's Tier 1, Total Capital and leverage capital ratios were 17.7%, 19.0% and 12.1%, respectively.  These ratios were 19.1%, 20.3% and 12.5%, respectively, at December 31, 2006.  As of June 30, 2007, the Bank's Tier 1 Capital, Total Capital and leverage capital ratios were 17.4%, 18.6%, and 11.9%, respectively, compared to 18.9%, 20.2%, and 12.3% at December 31, 2006. Management believes, as of June 30, 2007, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank have plans for material capital expenditures in the near future.  Management plans to build a branch in Franklin and Dickson, Tennessee.  Land has been purchased for both branches and building is anticipated to begin in 2008 for Dickson and 2010 for Franklin.  The Corporation's average shareholders' equity at June 30, 2007 was $106.5 million, a 1.1% increase from the average at December 31, 2006.

            The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. The Corporation declared a $0.345 per share dividend in the second quarter of 2007, which will be  paid in the third quarter of 2007.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank's Asset/Liability Committee and results are reported to the Bank's Board of Directors.

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

Allowance for Loan Losses

           The Bank's management assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review quarterly to assess the risk in the Bank's loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience.  Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

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

Deferred Income Tax Assets

Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.  As of June 30, 2007, the deferred income tax asset was $6.6 million, which is included with other assets on the balance sheet.  This compares to $6.1 million as of December 31, 2006 and $5.4 million as of June 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2007 were $102.8 million and $12.6 million, respectively, compared to $83.6 million and $10.1 million at June 30, 2006.  The increase in stand-by letters of credit of approximately $2.0 million is a result of additional business from existing large commercial customers.   A loan commitment is an agreement to lend to a customer as long as there is not a violation of any condition established in the contract.  A stand-by letter of credit is a conditional commitment issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At June 30, 2007, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

RESULTS OF OPERATIONS

Total interest income for the first six months of 2007 was $21.5 million compared to $20.8 million for the first six months of 2006.  Total interest income for the three months ended June 30, 2007 was $10.9 million compared to $10.7 million for the three months ended June 30, 2006.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $16.3 million, an increase of approximately $1.1 million, or 7.6%, during the first six months of 2007 compared to the first six months of 2006 and were $8.3 for the three months ended June 30, 2007, an increase of $0.5 million, or 5.9%, compared to the three months ended June 30, 2006.  Nominal interest earned on investment securities and other investments was $4.7 million, a decrease of approximately $0.9 million, or 16.0% during the first six months of 2007 compared to the first six months of 2006.  Nominal interest earned on investment securities and other investments for the three months ended June 30, 2007 was $2.3 million compared to $2.8 million for three months ended June 30, 2006, as a result of the reduced volume of investment securities.

            Total interest expense in the first six months of 2007 was $8.0 million, an increase of approximately $1.7 million, or 27.8%, compared to the first six months of 2006.  Total interest expense in the three months ended June 30, 2007 increased $0.8 million, or 24.4%, compared to the three months ended June 30, 2006.  A slight increase in the "certificates of deposits under $100,000" category and higher interest rates paid are reasons for the higher interest expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank's Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month period of less than 4.5% of net interest income given a 300 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning July 1, 2007 and ending June 30, 2008 showed a worst-case potential change to net interest income of a negative 2.5%, or a potential decline in net interest income of approximately $0.7 million, by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at June 30, 2007, June 30, 2006 and December, 31, 2006 was 4.03%, 4.26% and 4.22%, respectively.

            No additions were made to the allowance for loan losses in the second quarter of 2007.

            Noninterest income was $5.8 million, an increase of approximately $0.3 million, or 4.8%, during the first six months of 2007 compared to the first six months of 2006.  Noninterest income was $3.0 million, an increase of approximately $32,000, or 1.1%, during the second quarter of 2007 compared to the second quarter of 2006.   This increase resulted from:

(1)    income from services provided in the Bank's trust department, which was up 17.6% compared to the first six months of 2006 and represented approximately 23.1% of noninterest income; and

(2)    service fees, representing approximately 63.4% of noninterest income, which were down 3.5% compared to the first six months of 2006, offset part of the increase in trust services income.

Noninterest expenses, excluding the provision for possible loan losses, were approximately $1.5 million, or 9.8%, lower in the first six months of 2007 as compared to the first six months of 2006, primarily due to salaries and benefits expense being down $0.8 million, or 9.9%, for the six months ended June 30, 2007 compared to the same period in 2006.  Noninterest expenses decreased 12.1% during the second quarter 2007 compared to the second quarter 2006, which is primarily a result of changes to the Bank's insurance and retirement benefits.

The Corporation and the Bank do not have any long-term debt or other long-term obligations, with the exception of leases for bank property.  There has not been a change during the six month period ended June 30, 2007 in the terms of these leases.

Net income for the six months ended June 30, 2007 was $4.1 million, compared to $3.6 million for the six months ended June 30, 2006.  Net income for the three months ending June 30, 2007 was $2.0 million compared to $1.9 million for the three months ending June 30, 2006.  These increases in net income are primarily because of a decrease in salaries and benefits along with an increase in fiduciary services income.  The Corporation earned $0.71 per share in the second quarter of 2007 and $0.61 per share in the second quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2007, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                The following table provides information regarding purchases of the Corporation's common stock made by the Corporation during the second quarter of 2007:

CORPORATION'S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	2,000 *	$50.00	--	--
May 1, 2007 - May 31, 2007	--	--	--	--
June 1, 2007 - June 30, 2007	13,008 *	$50.00	--	--
Total	15,008	$50.00	--	--

*Purchased through negotiated transactions with third-party sellers.

Item 4. Submission of Matters to a Vote of Security Holders.

            The annual meeting for shareholders of the Corporation was held on Tuesday, April 17, 2007.  At the meeting, the Corporation's shareholders voted to elect directors. At the meeting, votes were cast as follows:

	Votes For	Votes Withheld	Abstentions/Broker Non-Votes
Kenneth A. Abercrombie	3,986,525	2,578	1,770,897
James L. Bailey, Jr.	3,982,140	6,963	1,770,897
M. Darlene Baxter	3,987,925	1,178	1,770,897
Hulet M. Chaney	3,986,425	2,678	1,770,897
H. Terry Cook, Jr.	3,986,525	2,578	1,770,897
Thomas Napier Gordon	3,934,069	55,034	1,770,897
Dr. O. Rebecca Hawkins	3,986,181	2,922	1,770,897
Dr. Joseph W. Remke, III	3,985,845	3,258	1,770,897
T. Randy Stevens	3,986,120	2,983	1,770,897
John P. Tomlinson, III	3,965,160	23,943	1,770,897
W. Lacy Upchurch	3,985,825	3,278	1,770,897
William R. Walter	3,985,233	3,870	1,770,897
Dan C. Wheeler	3,986,505	2,598	1,770,897
Dr. David S. Williams	3,986,505	2,598	1,770,897
W. Donald Wright	3,985,633	3,470	1,770,897
James E. York	3,985,313	3,790	1,770,897

            As indicated in the above table, Kenneth A. Abercrombie, James L. Bailey, Jr., M. Darlene Baxter, Hulet M. Chaney, H. Terry Cook, Jr., Tom Napier Gordon, Dr. O. Rebecca Hawkins, Dr. Joseph W. Remke, III, T. Randy Stevens, John P. Tomlinson, III, W. Lacy Upchurch, William R. Walter, Dan C. Wheeler, Dr. David S. Williams, W. Donald Wright and James E. York were elected as directors of the Corporation. The terms of the directors will continue until the annual meeting of shareholders in 2008, or until their respective successors are elected and qualified.

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

(1)  Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on May 7, 2004.

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K,  File Number 000-10972, as filed with the Securities and Exchange Commission on April 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date             August 8, 2007                                                      /s/ T. Randy Stevens

                                    T. Randy Stevens, Chief Executive Officer

Date             August 8, 2007                                              /s/ Patricia P. Bearden

Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT

NUMBER          DESCRIPTION

     3.1     Charter (1)

     3.2     Articles of Amendment to Charter (1)

     3.3     Amended and Restated By-laws (2)

     4.1     Form of Specimen Stock Certificate (1)

   31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a- 14(1) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(1)  Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on May 7, 2004.

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K,  File Number 000-10972, as filed with the Securities and Exchange Commission on April 23, 2007.