Form 10-Q
period 2007-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2007-11-08
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

5,700,319 shares as of November 5, 2007

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets - September 30, 2007 and December 31, 2006.

Consolidated statements of income - For the three months and nine months ended September 30, 2007 and September 30, 2006.

Consolidated statements of cash flows - For the nine months ended September 30, 2007 and September 30, 2006.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		September 30,	December 31,
		2007	2006
	(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(1)
ASSETS
	Cash and due from banks	$41,682	$45,558
	Interest-bearing due from banks	2,194	2,573
	Federal funds sold	12,050	26,850
	Total cash and cash equivalents	55,926	74,981
	Securities
	Available-for-sale (amortized cost $143,090
	and $149,040, respectively)	142,266	147,001
	Held-to-maturity (fair market value $76,367
	and $82,109, respectively)	75,859	81,247
	Total Securities	218,125	228,248
	Loans, net of deferred fees	496,447	473,353
	Allowance for loan and lease losses	(7,364)	(7,262)
	Net loans	489,083	466,091
	Bank premises and equipment,
	at cost less allowance for depreciation	13,107	10,428
	Core deposit and other intangibles	9,395	9,874
	Other assets	32,508	30,462
	TOTAL ASSETS	$818,144	$820,084

LIABILITIES	Deposits
	Noninterest-bearing	$143,767	$142,933
	Interest-bearing (including certificates of deposits
	over $100: 2007 - $84,027; 2006 - $91,504)	551,383	556,029
	Total deposits	695,150	698,962
	Federal funds purchased and securities
	sold under agreements to repurchase	2,163	2,654
	Dividends payable	-	1,971
	Short-term borrowings	600	385
	Accounts payable and accrued liabilities	14,454	12,305
	TOTAL LIABILITIES	712,367	716,277

SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,700,319 and 5,760,000 shares issued
	and outstanding as of September 30, 2007 and
	December 31, 2006, respectively	57,003	57,600
	Additional paid-in capital	-	1,120
	Retained earnings	49,279	46,342
	Accumulated other comprehensive income (loss)	(505)	(1,255)
	TOTAL SHAREHOLDERS' EQUITY	105,777	103,807
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$818,144	$820,084
(1) Derived from audited financial statements. The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

		Three Months Ended		Nine Months Ended
(Dollars in Thousands Except Per Share Data)		September 30,		September 30,
(Unaudited)		2007	2006	2007	2006

INTEREST AND	Interest and fees on loans	$8,489	$8,093	$24,755	$23,214
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,251	1,576	3,849	4,935
	Exempt from federal income tax	970	1,040	2,951	3,186
	Dividends	49	43	156	137
		2,270	2,659	6,956	8,258
	Other interest income	249	27	844	83
	TOTAL INTEREST INCOME	11,008	10,779	32,555	31,555

INTEREST EXPENSE	Interest on deposits	4,041	3,442	12,005	9,461
	Interest on other short term borrowings	27	148	100	417
	TOTAL INTEREST EXPENSE	4,068	3,590	12,105	9,878
	NET INTEREST INCOME	6,940	7,189	20,450	21,677
	PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	-	(421)	-	(421)
	NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	6,940	7,610	20,450	22,098

NONINTEREST	Trust department income	640	593	1,989	1,740
INCOME	Service fees on deposit accounts	1,929	1,996	5,634	5,836
	Other fees and commissions	172	130	468	323
	Other operating income	205	192	701	588
	TOTAL NONINTEREST INCOME	2,946	2,911	8,792	8,487

NONINTEREST	Salaries and employee benefits	4,057	4,100	11,578	12,447
EXPENSE	Net occupancy expense	596	547	1,691	1,660
	Furniture and equipment expense	250	257	788	862
	Other operating expenses	2,384	2,450	7,510	8,128
	TOTAL NONINTEREST EXPENSES	7,287	.	21,567	23,097
	INCOME BEFORE PROVISION FOR INCOME TAXES	2,599	3,167	7,675	7,488
	PROVISION FOR INCOME TAXES	511	950	1,494	1,709
	NET INCOME	$2,088	$2,217	$6,181	$5,779
BASIC EARNINGS
PER SHARE	Weighted Average Shares Outstanding	5,715,228	5,815,300	5,736,182	5,815,300
		$0.37	$0.38	$1.08	$0.99
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in Thousands)	Nine Months Ended September 30,
	(Unaudited)	2007	2006
OPERATING	Net income	$6,181	$5,779
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Excess (deficiency) of provision for possible loan losses
	over net charge offs	102	(335)
	Provision for depreciation and amortization of
	premises and equipment	755	834
	Amortization of deposit base intangibles	479	792
	Amortization of investment security premiums,
	net of accretion of discounts	444	873
	Increase in cash surrender value of life insurance contracts	(320)	(302)
	Decrease (increase) in
	Deferred income taxes	(318)	88
	Interest receivable	(182)	102
	Other assets	(284)	(204)
	(Decrease) increase in
	Interest payable	(248)	480
	Other liabilities	2,303	2,312
	Total adjustments	2,731	4,640
	Net cash provided by operating activities	8,912	10,419
INVESTING	Proceeds from maturities, calls and sales of
ACTIVITIES	available-for-sale securities	35,073	44,847
	Proceeds from maturities and calls of held-to-maturity securities	5,313	6,293
	Purchases of investment securities
	Available-for-sale	(29,491)	(19,440)
	Net increase in loans	(23,094)	(22,095)
	Purchase of life insurance policies	(1,410)	-
	Purchases of premises and equipment	(3,434)	(297)
	Net cash (used in) provided by investing activities	(17,043)	9,308
FINANCING	Net decrease in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	(3,811)	(10,489)
	Net decrease in short-term borrowings	(277)	(7,093)
	Proceeds from sale of minority interest in a controlled subsidiary	95	-
	Repurchase of common stock	(2,984)	(1,235)
	Cash dividends	(3,947)	(3,796)
	Net cash used in financing activities	(10,924)	(22,613)
	Decrease in cash and cash equivalents	(19,055)	(2,886)
	Cash and cash equivalents at beginning of period	74,981	28,538
	Cash and cash equivalents at end of period	$55,926	$25,652
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

NOTE 2 - STOCK REPURCHASE

            During the third quarter of 2007, the Corporation repurchased, through negotiated transactions with third-party sellers, 26,673 shares of the Corporation's common stock at a price of $50 per share for an aggregate purchase price of approximately $1.3 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "anticipates," "could," "expects," "believes," "may" or "will," or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to unrecognized tax benefits, concentrations within our loan portfolio, the payment of dividends, the potential sale of available-for-sale securities, failure to meet and satisfaction of capital adequacy requirements, adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs, material capital expenditures including the construction of new branches in Franklin and Dickson, Tennessee, the effect of fluctuating interest rates and deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; our ability to finance and complete the construction of new branch locations; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in First Farmers and Merchants Corporation's filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

At September 30, 2007, the consolidated total assets of First Farmers and Merchants Corporation (the "Corporation") were $818.1 million, its consolidated net loans were $489.1 million, its total deposits were $695.1 million and its total shareholders' equity was $105.8 million.  The loan portfolio at September 30, 2007, increased $23.0 million, or 4.9%, compared to December 31, 2006.  The retail portion of the loan portfolio experienced an increase of $0.8 million, or 0.3%, during the first nine months of 2007 and the commercial portfolio increased 10.6% or $22.3 million, which annualizes to a 14.1% growth rate during the same period.  Total deposits decreased $3.8 million, or 0.6%, and shareholders' equity increased 1.9% during the first nine months of 2007.  Total shareholders' equity includes an unrealized loss on available-for-sale securities of $0.5 million.

Financial Condition

Average earning assets at September 30, 2007 were down 1.8% or $13.4 million from average earning assets at December 31, 2006.  Average overnight investments at September 30, 2007 were up $11.8 million compared to December 31, 2006.  Average investment securities at September 30, 2007 were down 15.8% compared to December 31, 2006.  Average total assets of $795.6 million at September 30, 2007 decreased 1.5%, or $11.9 million, compared to $807.5 million at December 31, 2006.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation's sole direct subsidiary (the "Bank").  These securities represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank's operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At September 30, 2007, the Bank's investment securities portfolio had $142.3 million available-for-sale securities, which are valued at fair market value on the balance sheet, and $75.9 million held-to-maturity securities, which are valued at cost on the balance sheet.  These compare to $147.0 million of available-for-sale securities and $81.2 million of held-to-maturity securities as of December 31, 2006.  The 3.2% decrease in available-for-sale securities for the nine months ended September 30, 2007 resulted from investing in the loan portfolio as securities matured.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.

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

Concentrations within the Bank's loan portfolio exist.  First mortgage loans, secured by one-to-four family residential properties, represented 37.0% of the total loan portfolio at September 30, 2007.  The Bank recognizes this concentration, but management believes the risk is acceptable given the quality of underwriting and low level of historical loss experience.  The Bank continues to manage not only its exposure to single borrowers, but also its exposure to borrowers operating within the same industry.  Within the commercial loan portfolio, the Bank continues to report heavy exposure in four broad industry categories: construction, real estate renting and leasing, other services (churches) and public administration.

The analysis and review of asset quality by the Bank's credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan losses.  This review is updated monthly and evaluated more completely on a quarterly basis in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank's Board of Directors.  The allowance for possible loan and lease losses was $7.4 million, or 1.5% of gross loans, at September 30, 2007 and $7.3 million at December 31, 2006.  Net recoveries through September 30, 2007 were $0.1 million, which resulted in a year to date net recovery ratio of 0.03%.

A formal process is in place to provide control over underwriting of loans and monitor loan collectibility.  This process includes education and training of personnel on the Bank's loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At September 30, 2007, this process identified loans totaling $8.9 million, or 1.8% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $11.4 million, or 2.3% , so classified at December 31, 2006.  Loans totaling $6.2 million, or 1.2% of the portfolio, were classified as substandard at September 30, 2007, compared to loans totaling $5.6 million, or 1.2%, so classified at December 31, 2006.  No loans were classified as doubtful at September 30, 2007 or December 31, 2006.

Deposits

          The Bank does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Bank's average deposits declined 1.0% during the first nine months of 2007 compared to a decline of 2.7% in the first nine months of 2006.  The decline slowed primarily because of a re-focused effort on "retail" customer deposits.  Average total noninterest-bearing deposits were 17.9% of total deposits at September 30, 2007, contributing to the Bank's low cost of deposits.  This compares to 16.9% at December 31, 2006.

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

            Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan losses.  To be "well-capitalized" under federal regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of September 30, 2007, the Corporation's Tier 1, Total Capital and leverage capital ratios were 17.7%, 18.9% and 12.3%, respectively.  These ratios were 19.1%, 20.3% and 12.5%, respectively, at December 31, 2006.  As of September 30, 2007, the Bank's Tier 1 Capital, Total Capital and leverage capital ratios were 17.3%, 18.6%, and 12.0%, respectively, compared to 18.9%, 20.2%, and 12.3% at December 31, 2006. Management believes, as of September 30, 2007, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

LIQUIDITY AND CAPITAL RESOURCES

            Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation's primary source of liquidity is dividends declared by the Bank.  The Corporation and the Bank have plans for material capital expenditures in the near future.  The Bank plans to build a branch in each of Franklin and Dickson, Tennessee.  Land has been purchased for both locations and construction is anticipated to begin in 2008 for Dickson and 2010 for Franklin.

            The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a "well-capitalized" institution. The Corporation declared a $0.345 per share dividend in the second quarter of 2007, which was paid in the third quarter of 2007.  Management believes that the Corporation's traditional sources of cash generated from the Bank's operating activities are adequate to meet the Corporation's liquidity needs for normal ongoing operations.  The Bank's Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank's Asset/Liability Committee and results are reported to the Bank's Board of Directors.

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

Allowance for Loan and Lease Losses

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

Deferred Income Tax Assets

            Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.  As of September 30, 2007, the deferred income tax asset was $6.0 million, which is included with other assets on the balance sheet.  This compares to $6.1 million as of December 31, 2006 and $4.2 million as of September 30, 2006.  This increase is a result of the Bank correcting its recognition of retiree and employee medical benefits, which resulted in an increase of $1.9 million at the end of 2006.

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2007 were $116.9 million and $12.0 million, respectively, compared to $88.6 million and $12.5 million at September 30, 2006.  A loan commitment is an agreement to lend to a customer as long as there is not a violation of any condition established in the contract.  A stand-by letter of credit is a conditional commitment issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At September 30, 2007, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Results of Operations

Total interest income for the first nine months of 2007 was $32.6 million compared to $31.6 million for the first nine months of 2006.  Total interest income for the three months ended September 30, 2007 was $11.0 million compared to $10.8 million for the three months ended September 30, 2006.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $24.8 million, an increase of approximately $1.5 million, or 6.6%, during the first nine months of 2007 compared to the first nine months of 2006 and were $8.5 for the three months ended September 30, 2007, an increase of $0.4 million, or 4.9%, compared to the three months ended September 30, 2006.  The increase in interest and fees on loans was primarily because of an increased loan volume.  Nominal interest earned on investment securities and other investments was $7.8 million, a decrease of approximately $0.5 million, or 6.5% during the first nine months of 2007 compared to the first nine months of 2006.  Nominal interest earned on investment securities and other investments for the three months ended September 30, 2007 was $2.5 million compared to $2.7 million for three months ended September 30, 2006.  These decreases in nominal interest were primarily a result of the reduced volume in the Bank's investment securities portfolio.

            Total interest expense in the first nine months of 2007 was $12.1 million, an increase of approximately $2.2 million, or 22.6%, compared to the first nine months of 2006.  Total interest expense in the three months ended September 30, 2007 increased $0.5 million, or 13.3%, compared to the three months ended September 30, 2006.  Increases in the average interest rate paid on interest bearing liabilities contributed to the higher interest expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank's Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month period of less than 4.5% of net interest income given a 300 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning October 1, 2007 and ending September 30, 2008 showed a worst-case potential change to net interest income of a negative 3.3%, or a potential decline in net interest income of approximately $0.9 million, by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at September 30, 2007, September 30, 2006 and December, 31, 2006 was 4.07%, 4.25% and 4.22%, respectively.  As a result of the current interest rate environment, the net interest margin decreased primarily because the average rate paid on interest bearing deposits has increased while the average rate earned on earning assets has decreased.

            No additions were made to the allowance for loan losses in the third quarter of 2007.

            Noninterest income was $8.8 million, an increase of approximately $0.3 million, or 3.6%, during the first nine months of 2007 compared to the first nine months of 2006.  Noninterest income was $3.0 million, an increase of approximately $35,000, or 1.2%, during the third quarter of 2007 compared to the third quarter of 2006.   This increase resulted from income from services provided in the Bank's trust department, which was up 14.3% compared to the first nine months and up 7.0% compared to the third quarter of 2006.  The trust income represented approximately 22.6% for first nine months and 21.7% for third quarter in noninterest income.

Noninterest expenses, excluding the provision for possible loan losses, were down approximately $1.5 million, or 6.6%, in the first nine months of 2007 as compared to the first nine months of 2006, primarily because of salaries and benefits expense being down $0.9 million, or 7.0%, for the nine months ended September 30, 2007 compared to the same period in 2006.  Noninterest expenses decreased 1.0% during the third quarter 2007 compared to the third quarter 2006, which is primarily a result of changes to the Bank's insurance and retirement benefits.

The Corporation and the Bank do not have any long-term debt or other long-term obligations, with the exception of leases for Bank property.  There has not been a change during the nine-month period ended September 30, 2007 in the terms of these leases.

Net income for the nine months ended September 30, 2007 was $6.2 million, compared to $5.8 million for the nine months ended September 30, 2006.  This increase in net income is primarily because of a decrease in salaries and benefits along with an increase in fiduciary services income.  Net income for the three months ending September 30, 2007 was $2.1 million compared to $2.2 million for the three months ending September 30, 2006.  The three month decrease is a result of a credit to the allowance of approximately $421,000 in the third quarter of the previous year.  The Corporation earned $1.08 per share in the third quarter of 2007 and $0.99 per share in the third quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2007, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation's common stock made by the Corporation during the third quarter of 2007:

CORPORATION'S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	6,992 *	$50.00	--	--
August 1, 2007 - August 31, 2007	7,950 *	$50.00	--	--
Sept. 1, 2007 - Sept. 30, 2007	11,731 *	$50.00	--	--
Total	26,673	$50.00	--	--

                                           *Purchased through negotiated transactions with third-party sellers.

Item 6.  Exhibits.

EXHIBIT

NUMBER          DESCRIPTION

     3.1     Charter (1)

     3.2     Articles of Amendment to Charter (1)

     3.3     Amended and Restated By-laws (2)

     4.1     Form of Specimen Stock Certificate (1)

   31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation

               Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted

               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2    Certification of the Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date             November 8, 2007                                            /s/ T. Randy Stevens

                                                                                     T. Randy Stevens, Chief Executive Officer

Date             November 8, 2007                                              /s/ Patricia P. Bearden

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

     3.1     Charter (1)

     3.2     Articles of Amendment to Charter (1)

     3.3     Amended and Restated By-laws (2)

     4.1     Form of Specimen Stock Certificate (1)

   31.1     Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a- 14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2    Certification of the Chief Financial Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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