Form 10-K
period 2007-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2008-03-14
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-10972

First Farmers and Merchants Corporation

(Exact name of registrant as specified in its charter)

Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402 – 1148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (931) 388-3145

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                           ☒Yes  ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007 was approximately $277,599,600 based on the reported price at which the common stock was last sold ($50).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

5,680,000 shares as of March 1, 2008

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Annual Report to Shareholders for Fiscal Year Ended December 31, 2007 – Part II of this Report.

(2)	Proxy Statement for 2008 Annual Shareholders’ Meeting to be held on April 15, 2008 – Part III of this Report.

PART I

Item 1.  Business.

First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2007, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”).  Management evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area.

The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies.  Lending activities are influenced by the general credit needs of small businesses in the Bank’s service area, competition among lenders, the level of interest rates and the availability of funds.  The loan portfolio of the Bank is comprised of commercial, commercial and residential real estate, and retail installment loans.  Such loans are primarily originated within the Bank’s service area in Middle Tennessee.  Deposits are the primary source of funds for the Bank.  Such deposits consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and market rate certificates of deposit.  Deposits are solicited from individuals and businesses in the Bank’s service area.  In addition, the Bank obtains deposits from state and local entities and, to a lesser extent, U. S. government entities and other depository institutions.  Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank’s service area.  All of the Corporation’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.

The Bank’s net income is dependent primarily on its net interest income, which is the difference between the interest income earned on its loans, investment assets and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  To a lesser extent, the Bank’s net income also is affected by its noninterest income derived principally from service fees as well as the level of noninterest expenses such as salaries and employee benefits.

For more information regarding the business of the Corporation and the Bank, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Availability of SEC Reports

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission. These reports are not available on our website, www.fandmbank.com, because we have not yet updated our website to include such reports. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information about the Corporation that are available free of charge. In addition, copies of our reports are available, without charge, by making a request through the “Contact Us” link on our website.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Corporation is subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies.  Nearly all aspects of the business of the Corporation are subject to specific requirements and restrictions and general regulatory oversight.  The principal objectives of state and federal laws regulating financial institutions are the maintenance of the safety and soundness of the financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Corporation.  In addition, the supervision, regulation and examination of the Corporation by the bank regulatory agencies is not intended for the protection of the Corporation’s shareholders.  To the extent the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

The Corporation, as a bank holding company organized under the Bank Holding Company Act of 1956 (the “BHCA”) with the Board of Governors of the Federal Reserve System (the “FRB”), is subject to the regulation and supervision by the FRB.  The Corporation is required to file various reports with, and is subject to examination by, the FRB.  The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB.  The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder.

The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.  The Corporation depends in part upon dividends received from the Bank to fund its activities, including the payment of dividends.  The Bank is subject to regulatory limitations on the amount of dividends it may declare and pay.

Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support.  This support may be required at times when the bank holding company may not have the resources to provide it.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the “FDIC”) can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

The Corporation is required to comply with risk-based capital guidelines issued by the FRB and with other tests related to capital adequacy that the FRB adopts from time to time.

The Corporation owns the Bank, which is chartered under the laws of Tennessee and is a member of the Federal Reserve System.  The Bank is subject to extensive state regulation and examination by the Tennessee Department of Financial Institutions, the FRB and the FDIC, which insures the deposits of state banks to the maximum extent permitted by law.  The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans and the amount of interest that may be charged on loans.  Various state consumer laws and regulations also affect the operations of state banks.

The Federal Community Reinvestment Act (the “CRA”) generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities.  Furthermore, the CRA requires the FRB to evaluate the performance of each of the subsidiary banks in helping to meet the credit needs of their communities.  As a part of the CRA program, the Bank is subject to periodic examinations by the FRB and must maintain comprehensive records of its CRA activities for this purpose.  During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.”  As of the last examination on September 24, 1007, the Bank received an “Outstanding” rating from the FRB.

The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safekeeping confidential, personal customer information.  The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank has adopted a customer information security program that has been approved by the Board of Directors of both the Bank and the Corporation.

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

Employees

The Corporation has no employees.  Its subsidiary, the Bank, had approximately 259 full-time employees and 51 part-time employees at December 31, 2007.  Five of the Bank’s officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, a salary continuation plan, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, training programs, group life and health insurance and paid vacations.

Item 1A. Risk Factors.

An investment in our common stock involves significant risks inherent to our business.  The risks and uncertainties that management believes affect or could affect us are described below.  This listing should not be considered as all-inclusive.  You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this report, before you decide to invest in our common stock.  References to “we,” “us,” and “our” in this section refer to the Corporation and the Bank, unless otherwise specified or unless the context otherwise requires.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  For further discussion related to our management of interest rate risk, please refer to “Liquidity and Capital Resources – Interest Rate Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of portfolio quality trends; changes in the nature and volume of the portfolio; present and prospective economic and business conditions, locally and nationally; management review systems and board oversight; changes in credit policy, credit administration, portfolio management and procedures; changes in personnel, management and staff; and existence and effect of any concentrations of credit.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  An increase in the allowance for loan losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.  For further discussion related to our allowance for loan losses, please refer to “Loans and Loan Quality” and “Critical Accounting Policies – Allowance for Loan Losses” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

We are subject to extensive government regulation and supervision.

We are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which we conduct business, undertake new investments and activities and obtain financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in our control.  Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on our financial condition, results of operations or liquidity.  Further, federal monetary policies, particularly as implemented through the Federal Reserve System, significantly affect short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our financial condition, results of operations or liquidity.

Competition from other financial services providers could adversely impact our results of operation.

The banking and financial services business is highly competitive.  We face competition in making loans, attracting deposits and providing trust services.  Increased competition in the banking and financial services business may reduce our market share, impair its growth or cause the prices we charge for our services to decline.  For further discussion related to our competition in our market area, please refer to “Financial Condition - Assets and Liabilities” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2007, the Bank maintained a main office in Columbia, Tennessee, 18 other offices (six of which are located on real property that is leased) and twelve separate automatic teller or cash dispensing machine locations.  The Bank currently has offices throughout Middle Tennessee as reflected in the following table:

City	County	Offices
Bon Aqua	Hickman	1
Centerville	Hickman	1
Chapel Hill	Marshall	1
Columbia	Maury	5
Dickson	Dickson	1
Franklin	Williamson	1
Lawrenceburg	Lawrence	2
Lewisburg	Marshall	1
Loretto	Lawrence	1
Mt. Pleasant	Maury	1
Pulaski	Giles	1
Spring Hill	Maury and Williamson	2
White Bluff	Dickson	1
	Total:	19

The Bank provides only automatic teller machine services in Spring Hill at the Saturn General Assembly Building; in Lawrenceburg at the Quik Mart on East Gaines street; in Columbia at the Tennessee Farm Bureau, Columbia State Community College, Columbia Quik Mart on Hampshire Pike, and Maury Regional Hospital; and in Lewisburg at Marshall Plaza and On-the-Run Market at 1550 Franklin Pike.

For more information on the properties owned by the Corporation and the Bank, please refer to Notes 5 and 7 to the Consolidated Financial Statements, which is a part of the

Corporation’s 2007 Annual Report to Shareholders that is incorporated herein by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

The Corporation and the Bank are, from time to time, subject to claims or suits arising in the ordinary course of business.  The Corporation, the Bank and the subsidiaries of the Bank currently are not a party to any proceeding that, in management’s opinion, would have a material adverse effect on the Corporation’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of the shareholders of the Corporation, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A discussion of the Corporation’s common stock, related shareholder matters and purchases of equity securities is set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements, each of which is included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.  There were no sales of unregistered securities of the Corporation.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the fourth quarter of 2007:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	—	$—	$—	$—
November 1, 2007 - November 30, 2007	—	$—	$—	$—
December 1, 2007 - December 31, 2007	20,319	$50.00	$—	$—
Total	20,319	$50.00	$—	$—

Item 6.  Selected Financial Data.

The selected financial data, set forth in the Corporation’s 2007 Annual Report to Shareholders under the caption “Selected Financial Information,” is incorporated herein by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2007 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 2 to the Consolidated Financial Statements, which is part of the Corporation’s 2007 Annual Report to Shareholders and is incorporated herein by reference to Exhibit 13.1 to this Annual Report on Form 10-K.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 3 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources – Loans and Loan Quality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is set forth in the section entitled “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2007 Annual Report to Shareholders in Exhibit 13.1 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Financial statements and supplementary data are set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements, both of which are incorporated herein by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the

Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.  The Corporation’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included with the Consolidated Financial Statements in the Corporation’s 2007 Annual Report to Shareholders under the captions “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” which are incorporated herein by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Corporation’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 15, 2008 (the “Proxy Statement”) under the captions “Director Nominee Information Table,” “Election of Directors,” “Executive Officers,” “Corporate Governance – Committees of the Board,” “Corporate Governance – Code of Ethics,” and “General Information – Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Item 11.  Executive Compensation.

Reference is made to information in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to information in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Reference is made to information in the Proxy Statement under the captions “Corporate Governance – Director Independence” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Reference is made to information in the Proxy Statement under the captions “Audit Committee Report” and “Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           (1) Financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are a part of Exhibit 13.1 to this Annual Report on Form 10-K.

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

3.1           Charter (1)

3.2           Articles of Amendment to Charter (1)

3.3           Amended and Restated By-laws (2)

4.1           Form of Specimen Stock Certificate (1)

10.1         Profit Sharing Plan (3)*

10.2         First Amendment to Profit Sharing Plan (3)*

10.3         Second Amendment to Profit Sharing Plan (3)*

10.4         Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (3)*

10.5         Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated April 30, 2005 *

10.6         Form of Benefits Agreement entered into between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, on January 26, 2007, and John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, on January 29, 2007 (4)*

13.1         Annual Report to Shareholders

21.1         List of Subsidiaries

31.1         Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of the Chief Executive Officer and Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Indicates a compensatory plan or arrangement.

(1)                                  Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on May 7, 2004

(2)                                  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, File Number 000-10972, as filed with the Securities and Exchange Commission on April 23, 2007.

(3)                                  Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on July 19, 2004.

(4)                                  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, File Number 000-10972, as filed with the Securities and Exchange Commission on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s / Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

Date	March 14, 2008

/s/ Kenneth A. Abercrombie		/s/ Joseph W. Remke, III
Kenneth A. Abercrombie, Director		Joseph W. Remke, III, Director

Date	March 14, 2008	Date	March 14, 2008

/s/ James L Bailey, Jr.		/s/ T. Randy Stevens III
James L. Bailey, Jr., Director		T. Randy Stevens, Director

Date	March 14, 2008	Date	March 14, 2008

/s/ Hulet M. Chaney		/s/ Timothy E. Pettus
Hulet M. Chaney, Director		Timothy E. Pettus, Director

Date	March 14, 2008	Date	March 14, 2008

/s/ H. Terry Cook, Jr		/s/ William R. Walter
H. Terry Cook, Jr., Director		William R. Walter, Director

Date	March 14, 2008	Date	March 14, 2008

/s/ Tom Napier Gordon		/s/ Dan C. Wheeler
Tom Napier Gordon, Director		Dan C. Wheeler, Director

Date	March 14, 2008	Date	March 14, 2008

/s/ O. Rebecca Hawkins		/s/ David S. Williams
O. Rebecca Hawkins, Director		David S. Williams, Director

Date	March 14, 2008	Date	March 14, 2008

/s/ James E. York		/s/ W. Donald Wright
James E. York, Director		W. Donald Wright, Director

Date	March 14, 2008	Date	March 14, 2008

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1                                 Charter (1)

3.2                                 Articles of Amendment to Charter (1)

3.3                                 Amended and Restated By-laws (2)

4.1                                 Form of Specimen Stock Certificate (1)

10.1                           Profit Sharing Plan (3)*

10.2                           First Amendment to Profit Sharing Plan (3)*

10.3                           Second Amendment to Profit Sharing Plan (3)*

10.4                           Executive Salary Continuation Agreement between First Farmers and Merchants National Bank and Waymon L. Hickman, dated December 1, 1992 (3)*

10.5                           Memorandum of Understanding among First Farmers and Merchants National Bank, First Farmers and Merchants Corporation, and Waymon L. Hickman, dated April 30, 2005 *

10.6                           Form of Benefits Agreement entered into between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, on January 26, 2007, and John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, on January 29, 2007 (4)*

13.1                           Annual Report to Shareholders

21.1                           List of Subsidiaries

31.1                           Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of the Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of the Chief Executive Officer and Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Indicates a compensatory plan or arrangement.

(1)                                  Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on May 7, 2004

(2)                                  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, File Number 000-10972, as filed with the Securities and Exchange Commission on April 23, 2007.

(3)                                  Incorporated by reference from the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on July 19, 2004.

(4)                                  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, File Number 000-10972, as filed with the Securities and Exchange Commission on January 30, 2007.