Form 10-Q
period 2008-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2008-05-12
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Numbers: 000-10972

First Farmers and Merchants Corporation

(Exact name of registrant as specified in its charter)

Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402-1148
(Address of principal executive offices)	(Zip Code)

931-388-3145

(Registrant’s telephone number, including area code)

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

5,660,000 shares as of May 5, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets - March 31, 2008 and December 31, 2007.

Consolidated statements of cash flows - For the three months ended March 31, 2008 and March 31, 2007.

Consolidated statements of income - For the three months ended March 31, 2008 and March 31, 2007.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007(1)
	(Unaudited)
ASSETS
Cash and due from banks	$36,079	$35,097
Interest-bearing due from banks	1,614	176
Federal funds sold	2,150	600
Total cash and cash equivalents	39,843	35,873
Securities
Available-for-sale (amortized cost $179,638 and $163,050, respectively)	182,000	163,911
Held-to-maturity (fair market value $74,184 and $76,460, respectively)	72,843	75,565
Total Securities	254,843	239,476
Loans, net of deferred fees	519,830	500,143
Allowance for loan and lease losses	(7,382)	(7,381)
Net loans	512,448	492,762
Bank premises and equipment, at cost less allowance for depreciation	14,375	14,306
Core deposit and other intangibles	9,243	9,318
Other assets	31,513	31,311
TOTAL ASSETS	$862,265	$823,046

LIABILITIES
Deposits
Noninterest-bearing	$131,000	$131,043
Interest-bearing (including certificates of deposits over $100: 2008 - $110,287; 2007 - $107,398)	569,790	567,916
Total deposits	700,790	698,959
Federal funds purchased and securities sold under agreements to repurchase	3,275	2,507
Dividends payable	—	1,991
Short-term borrowings	600	600
Accounts payable and accrued liabilities	13,856	12,650
FHLB Borrowings	35,000	—
Minority interest in consolidated subsidiary	95	95
TOTAL LIABILITIES	753,616	716,802

SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,660,000 and 5,680,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	56,600	56,800
Retained earnings	50,596	48,916
Accumulated other comprehensive income	1,453	528
TOTAL SHAREHOLDERS’ EQUITY	108,649	106,244
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$862,265	$823,046

(1) Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	March 31,
(Dollars in Thousands Except Per Share Data)	2008	2007
(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,336	$7,953
Income on investment securities
Taxable interest	1,525	1,283
Exempt from federal income tax	1,019	1,023
Dividends	53	63
	2,597	2,369
Other interest income	51	308
TOTAL INTEREST INCOME	10,984	10,630

INTEREST EXPENSE
Interest on deposits	3,336	3,995
Interest on other short term borrowings	50	31
TOTAL INTEREST EXPENSE	3,386	4,026
NET INTEREST INCOME	7,598	6,604
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,598	6,604

NONINTEREST INCOME
Trust department income	647	707
Service fees on deposit accounts	1,872	1,753
Other fees and commissions	102	130
Other operating income	123	274
Securities gains	1,008	—
TOTAL NONINTEREST INCOME	3,752	2,864

NONINTEREST EXPENSE
Salaries and employee benefits	4,282	3,737
Net occupancy expense	602	543
Furniture and equipment expense	228	277
Other operating expenses	2,702	2,581
TOTAL NONINTEREST EXPENSES	7,814	7,138
INCOME BEFORE PROVISION FOR INCOME TAXES	3,536	2,330
PROVISION FOR INCOME TAXES	788	284
NET INCOME	$2,748	$2,046

BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,676,124	5,757,139
	$0.48	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
(Unaudited)
OPERATING ACTIVITIES
Net income	$2,748	$2,046
Adjustments to reconcile net income to net cash provided by operating activities
Excess of provision for possible loan and lease losses over net charge offs	—	41
Provision for depreciation and amortization of premises and equipment	260	226
Securities gains	(1,008)	—
Loss from disposition of other real estate	283	—
Amortization of deposit base intangibles	76	264
Amortization of investment security premiums, net of accretion of discounts	91	171
Increase in cash surrender value of life insurance contracts	(670)	(108)
Decrease (increase) in
Deferred income taxes	18	(148)
Interest receivable	7	(92)
Other assets	(87)	(593)
(Decrease) increase in
Interest payable	(385)	(157)
Other liabilities	1,309	303
Total adjustments	(106)	(93)
Net cash provided by operating activities	2,642	1,953

INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	64,969	6,032
Proceeds from maturities and calls of held-to-maturity securities	2,710	2,660
Purchases of investment securities Available-for-sale	(80,632)	(4,752)
Net increase in loans	(19,687)	(15,833)
Proceeds from sale of other real estate owned	385	—
Purchase of life insurance policies	(696)	(369)
Purchases of premises and equipment	(329)	(77)
Net cash used in investing activities	(33,280)	(12,339)

FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing and interest-bearing deposits	1,831	(25,953)
Net increase (decrease) in short term borrowings	768	206
Proceeds from FHLB borrowings	35,000	—
Proceeds from sale of minority interest in a consolidated subsidiary	—	95
Repurchase of common stock	(1,000)	(900)
Cash dividends	(1,991)	(1,971)
Net cash used in financing activities	34,608	(28,523)
Increase (decrease) in cash and cash equivalents	3,970	(38,909)
Cash and cash equivalents at beginning of period	35,873	74,981
Cash and cash equivalents at end of period	$39,843	$36,072

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The interim unaudited consolidated financial statements First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with U.S. generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – STOCK REPURCHASE

During the first quarter of 2008, the Corporation repurchased, through negotiated transactions with third-party sellers, 20,000 shares of the Corporation’s common stock at a price of $50 per share for an aggregate purchase price of $1.0 million.

NOTE 3 – FAIR VALUE MEASUREMENT

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date) not the entry price (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date).  The statement emphasizes that fair value is a market-based measurement rather than an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Corporation adopted SFAS 157 effective January 1, 2008.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on our consolidated financial statements. The Corporation also adopted SFAS 159 effective January 1, 2008, but did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

The Corporation and its wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time.

•	Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty.

•	Debit valuation adjustments are necessary to reflect the credit quality of Bank in the valuation of liabilities measured at fair value.

•

Liquidity valuation adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions.

•

Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while management of the Corporation believes that the Corporation’s valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Valuation Hierarchy

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities - Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, Federal funds sold and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include the Corporation’s available-for-sale investment securities portfolio. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. At March 31, 2008, the Corporation had no securities classified within level 3.

Other assets – Included in other assets are certain assets carried at fair value, including the cash value of bank owned life insurance policies.  The carrying amount of these assets is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered.  The Bank reflects these investments within level 2 of the valuation hierarchy.

Liabilities

Securities sold under repurchase agreements (“repurchase agreements”), Federal funds purchased and other borrowings - At March 31, 2008, all of the Bank’s repurchase agreements, Federal funds purchased and other borrowings (overnite borrowings from the Federal Home Loan Bank) are settled on a short-term basis, usually daily.  As a result, the fair value of the instruments approximates their carrying amount and classified such liabilities as level 2 within the valuation hierarchy.

Other liabilities – The Bank has certain liabilities carried at fair value.  These include future obligations pursuant to a supplemental retirement plan and proceeds of split dollar life insurance policies.  For these obligations, Bank discounts the anticipated future cash flows using current interest rates.  These liabilities are classified as level 3 within the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008

	Total Carrying value in the consolidated	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	balance sheet	(Level 1)	(Level 2)	(Level 3)
Federal funds sold	$2,150	$2,150	$—	$—
Available-for-sale securities	182,000	—	182,000	—
Other assets	19,578	—	19,578
Total assets at fair value	$203,728	$2,150	$201,578	$—

Securities sold under repurchase agreements	$3,275	$3,275	$—	$—
Other liabilities	5,647	—	5,647
Total liabilities at fair value	$8,922	$3,275	$5,647	$—

NOTE 4- FEDERAL HOME LOAN BANK CREDIT LINE

The Bank has a Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the Federal Home Loan Bank of Cincinnati (the “FHLB”).  Advances made to the Bank under the Blanket Agreement are collateralized by the FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement dated March 31, 2008 between the Bank and the FHLB.

Scheduled annual principal maturities of borrowings under this credit line as of March 31, 2008, are as follows:

2009	$7,000,000
2010	7,000,000
2011	7,000,000
2012	7,000,000
2013	7,000,000
Total	$35,000,000

Stock held in the FHLB totaling $2.8 million at December 31, 2007 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance (the “CMA”) Line of Credit Agreement dated March 31, 2008 with the Federal Home Loan Bank.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $10,000,000, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA Line of Credit as of March 31, 2008.

NOTE 5- RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (the “EITF”) reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”), or Accounting Principles Board Opinion No. 12, “Omnibus Opinion-1967” (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with early application permitted.

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life  insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FAS 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Corporation and the Bank adopted EITF 06-4 and 06-10 on January 1, 2008, and the effect of adoption on the consolidated financial statements was a reduction in retained earnings of approximately $268,000 and accrued liabilities increase by $268,000.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Company adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the

Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or negatives of such terms.  These forward-looking statements include, without limitation, those relating to fair value methodologies, the potential sale of available-for-sale securities, loan portfolio concentrations, repayment of loans by borrowers, failure to meet and satisfaction of capital adequacy requirements, the repayment of Federal Home Loan Bank borrowings, adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs, the effect of fluctuating interest rates and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets, our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2008, the consolidated total assets of First Farmers and Merchants Corporation (the “Corporation”) were $862.3 million, its consolidated net loans were $512.4 million, its total deposits were $700.8 million and its total shareholders’ equity was $108.6 million.  The loan portfolio at March 31, 2008 reflected an increase of $19.7 million, or 4.0%, compared to December 31, 2007.  Total deposits increased $1.8 million and shareholders’ equity increased 2.3% during the first three months of 2008.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of $1.5 million.

FINANCIAL CONDITION

Average earning assets at March 31, 2008 were up 1.3%, or $9.5 million, from average earning assets at December 31, 2007.  Average overnight investments at March 31, 2008 were down $12.6 million compared to December 31, 2007.  Average investment securities at March 31, 2008 were up 2.7% compared to the average at December 31, 2007.  Average total assets of $809.8 million at March 31, 2008 increased 1.6% or $12.6 million, compared to $797.2 million at December 31, 2007.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”).  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2008, the Bank’s investment securities portfolio had $182.0 million available-for-sale securities, which are valued at fair market value, and $72.8 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $163.9 million of available-for-sale securities and $75.6 million of held-to-maturity securities as of December 31, 2007.  The Bank may sell available-for-sale securities to fund planned increased loan demand as needed.

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

Although there is not an industry concentration as measured by regulatory guidelines within the Bank’s loan portfolio, the Bank currently has heavy exposure in four broad industry categories: commercial construction and development; real estate renting and leasing; other services (churches); and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  Real estate loans represented 78.6% of total loans at March 31, 2008 compared to 78.0% at March 31, 2007.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  Total construction and development loans accounted for 8.46% of loans outstanding at March 31, 2008 compared to 4.7% at March 31, 2007, which exceeded the Bank’s internal target of a range of 1% to 7% of total loans.  Nonetheless, at 45% of capital, construction and development loans remain well below a regulatory concentration, defined as 100% of capital.  Therefore, management of the Bank believes that the current level of exposure, while elevated above historical levels, represents an acceptable level of risk for the Bank.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  The allowance for possible loan and lease losses was $7.3 million, or 1.4% of gross loans and leases, at March 31, 2008, compared to $7.3 million, or 1.5%, at December 31, 2007.  Net recoveries through March 31, 2008 were approximately $12,000, which results in an annualized net charge-off ratio of negative 0.001%.

A formal process is in place to provide control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At March 31, 2008, this process identified loans totaling $10.2 million, or 2.0% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $7.5 million, or 1.5% of the portfolio, so classified at December 31, 2007.  Loans totaling $7.3 million, or 1.4% of the portfolio, were classified as substandard at March 31, 2008, compared to loans totaling $6.1 million, or 1.2% of the portfolio, so classified at December 31, 2007.  No loans were classified as doubtful at March 31, 2008 and December 31, 2007.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 20 domestic offices.  The Bank’s average deposits increased 1.1% during the first three months of 2008 compared to a decline of 1.4% in the first three months of 2007.  The increase results from the Bank offering more competitive rates on interest bearing deposits.  Average total noninterest-bearing deposits were 17.6% of total deposits at March 31, 2008, contributing to the Bank’s low cost of deposits, compared to 17.2% at December 31, 2007.

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

Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.  To be “well-capitalized” under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of March 31, 2008, the Corporation’s Tier 1, Total Capital and leverage capital ratios were 17.2%, 18.44% and 11.6%, respectively.  The ratios were 16.9%, 18.2% and 12.2%, respectively, at December 31, 2007.  As of March 31, 2008, the Bank’s Tier 1 Capital, Total Capital and leverage capital were 16.9%, 18.1%, and 12.1%, respectively, compared to 16.6%, 17.9%, and 11.9% at December 31, 2007. Management believes, as of March 31, 2008, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation’s primary source of liquidity is dividends declared by the Bank.  During March 2008, the Bank obtained five advances at $7 million each from the FHLB.  Scheduled repayment of the advances will begin in 2009 and end in 2013.  Please refer to Note 4 in the Notes to Consolidated Financial Statements for details.

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Bank declared a $0.35 per share dividend in the fourth quarter of 2007, which was paid in the first quarter of 2008.  Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.

The Bank maintains a formal asset and liability management process to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each quarter, the Bank’s Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that, in the case of the determination of the allowance for loan and lease losses (“ALLL”), the recognition of deferred income tax assets has been critical to the determination of the Corporation’s financial position, results of operations and cash flows.

As of March 31, 2008, the deferred income tax asset was $4.2 million, which was included with other assets on the balance sheet.

Allowance for Loan and Lease Losses

The Bank’s management assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review quarterly to assess the risk in the Bank’s loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience.  Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group is pools of homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of the Bank’s loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for an impaired loan is based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  Management is putting procedures in place so that more detailed historical data can be accumulated by category of retail and consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

•             Changes in personnel, management and staff; and

•             Existence and effect of any concentrations of credit.

In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated.  This process includes the judgment of the Bank’s management, input from independent loan reviews and reviews that may have been conducted by bank regulators as part of their usual examination process.

Deferred Income Tax Assets

Deferred income tax assets consist mainly of the tax effect of excess provisions for loan and lease losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2008 were $107.4 million and $17.0 million, respectively, compared to $93.1 million and $12.4 million, respectively, at March 31, 2007.  The increase in stand-by letters of credit of approximately

$4.6 million came from additional business from existing large commercial customers.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

At March 31, 2008, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total interest income for the first three months of 2008 was $11.0 million compared to $10.6 million for the first three months of 2007.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $8.3 million, an increase of approximately $383,000, or 4.8%, during the first three months of 2008 compared to the first three months of 2007.  Nominal interest earned on investment securities and other investments was $2.6 million, an increase of approximately $228,000, or 9.6%, during the first three months of 2008 compared to the first three months of 2007.

Total interest expense in the first three months of 2008 was $3.4 million, a decrease of approximately $640,000, or 15.9%, compared to the first three months of 2007.  The lower interest rates for certificates of deposits and public funds during the first quarter of 2008 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month period of less than 4.5% of net interest income given a 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning April 1, 2008 and ending March 31, 2009 showed a worst-case potential change to net interest income of a negative 3.5%, or a decline in net interest income of approximately $1.1 million by the end of the period.

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

The net interest margin, on a tax equivalent basis, at March 31, 2008, March 31, 2007 and December, 31, 2007 was 4.45%, 3.97% and 4.15%, respectively.

No additions were made to the allowance for loan and lease losses in the first quarter of 2008.

Noninterest income was $3.8 million, an increase of approximately $888,000, or 31.0%, during the first three months of 2008 compared to the first three months of 2007.  Contributing to this increase were:

(1)   gains on sales of available-for-sale securities, representing approximately $1.0 million in income; and

(2)   service fees, representing approximately 49.9% of noninterest income, which were up 6.8% compared to the first three months of 2007.

Noninterest expenses, excluding the provision for possible loan and lease losses, were approximately $676,000, or 9.5%, higher in the first three months of 2008 as compared to the first three months of 2007. Salaries and benefits expense was up approximately $545,000, or 14.6%, for the three months ended March 31, 2008 compared to the same period in 2007 because of changes in the Bank’s incentive and retirement plans.

The Corporation does not have any long-term debt or other long-term obligations; however, in the first quarter of 2008, the Bank received a $35 million advance from FHLB.  Scheduled repayment of the advances will begin in 2009 and end in 2013.  Please refer to Note 4 in the Notes to Consolidated Financial Statements for details.

The Bank also has leases for bank property.  There was not a change during the three-month period ended March 31, 2008 in the terms of these leases.

Net income for the three months ended March 31, 2008 was $2.75 million, compared to $2.05 million for the three months ended March 31, 2007.  An increase in service fees, along with a realized gain on available-for-sale securities, contributed to the period-over-period increase.  The Corporation earned $0.48 per share in the first quarter of 2008 and $0.36 per share in the first quarter of 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2008, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the first quarter of 2008:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	—		—	—	—
February 1, 2008 – February 29, 2008	—		—	—	—
March 1, 2008 – March 31, 2008	20,000	*	$50.00	—	—
Total	20,000		$50.00	—	—

*Purchased through negotiated transactions with several third-party sellers.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter (1)

3.2	Articles of Amendment to Charter (1)

3.3	Amended and Restated By-laws (2)

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date	May 12, 2008	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	May 12, 2008	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter (1)

3.2	Articles of Amendment to Charter (1)

3.3	Amended and Restated By-laws (2)

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