Form 10-Q
period 2008-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2008-08-11
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

5,624,643 shares of common stock as of August 7, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007
	(Unaudited)	(1)
ASSETS
Cash and due from banks	$30,435	$35,097
Interest-bearing due from banks	2,148	176
Federal funds sold	29,025	600
Total cash and cash equivalents	61,608	35,873
Securities
Available-for-sale (amortized cost $169,064 and $163,050, respectively)	164,735	163,911
Held-to-maturity (fair market value $68,389 and $76,460, respectively)	68,145	75,565
Total Securities	232,880	239,476
Loans, net of deferred fees	534,525	500,143
Allowance for loan losses	(7,692)	(7,381)
Net loans	526,833	492,762
Bank premises and equipment, at cost less allowance for depreciation	14,769	14,306
Core deposit and other intangibles	9,223	9,318
Other assets	34,320	31,311
TOTAL ASSETS	$879,633	$823,046

LIABILITIES
Deposits
Noninterest-bearing	$157,825	$131,043
Interest-bearing (including certificates of deposits over $100: 2008 - $80,329; 2007 - $107,398)	563,319	567,916
Total deposits	721,144	698,959
Federal funds purchased and securities sold under agreements to repurchase	2,638	2,507
Dividends payable	1,997	1,991
Short-term borrowings	600	600
Accounts payable and accrued liabilities	49,864	12,650
Minority interest in consolidated subsidiary	95	95
TOTAL LIABILITIES	776,338	716,802
SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,624,463 and 5,680,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	56,245	56,800
Retained earnings	49,702	48,916
Accumulated other comprehensive income	(2,652)	528
TOTAL SHAREHOLDERS’ EQUITY	103,295	106,244
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$879,633	$823,046

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(Dollars in Thousands, Except Per Share Data)	June 30,		June 30,
(Unaudited)	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,141	$8,313	$16,477	$16,266
Income on investment securities
Taxable interest	1,775	1,315	3,301	2,598
Exempt from federal income tax	939	958	1,958	1,981
Dividends	53	44	106	107
	2,767	2,317	5,365	4,686
Other interest income	77	287	128	595
TOTAL INTEREST INCOME	10,985	10,917	21,970	21,547
INTEREST EXPENSE
Interest on deposits	2,929	3,969	6,265	7,964
Interest on other short term borrowings	193	42	244	73
TOTAL INTEREST EXPENSE	3,122	4,011	6,509	8,037
NET INTEREST INCOME	7,863	6,906	15,461	13,510
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	—	—	—	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,863	6,906	15,461	13,510
NONINTEREST INCOME
Trust department income	609	642	1,256	1,349
Service fees on deposit accounts	1,964	1,952	3,836	3,705
Other fees and commissions	135	166	237	296
Other operating income	290	222	413	496
Securities gains	120	—	1,128	—
TOTAL NONINTEREST INCOME	3,118	2,982	6,870	5,846
NONINTEREST EXPENSE
Salaries and employee benefits	4,296	3,784	8,579	7,521
Net occupancy expense	638	552	1,240	1,095
Furniture and equipment expense	275	261	502	538
Other operating expenses	2,798	2,545	5,500	5,126
TOTAL NONINTEREST EXPENSES	8,007	7,142	15,821	14,280
INCOME BEFORE PROVISION FOR INCOME TAXES	2,974	2,746	6,510	5,076
PROVISION FOR INCOME TAXES	458	699	1,246	983
NET INCOME	$2,516	$2,047	$5,264	$4,093
BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,648,732	5,736,645	5,662,428	5,746,892
	$0.45	$0.36	$0.93	$0.71

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Six Months Ended June 30,
(Unaudited)	2008	2007
OPERATING ACTIVITIES
Net income	$5,264	$4,093
Adjustments to reconcile net income to net cash provided by operating activities
Excess (deficiency) of provision for possible loan losses over net charge-offs	311	34
Provision for depreciation and amortization of premises and equipment	526	473
Securities gains	(1,128)	—
Loss from disposition of other real estate	283	—
Amortization of deposit base intangibles	95	403
Amortization of investment security premiums,	—	—
net of accretion of discounts	180	325
Increase in cash surrender value of life insurance contracts	(776)	(948)
(Increase) decrease in
Deferred income taxes	(266)	(165)
Interest receivable	444	102
Other assets	(382)	(356)
Increase (decrease) in
Interest payable	(362)	(205)
Other liabilities	2,308	1,346
Total adjustments	1,233	1,009
Net cash provided by operating activities	6,497	5,102
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	85,880	16,049
Proceeds from maturities and calls of held-to-maturity securities	7,372	4,440
Purchases of investment securities
Available-for-sale	(90,889)	(6,320)
Held-to-maturity	—	(1,693)
Net increase in loans	(34,382)	(22,506)
Proceeds from sale of other real estate owned	385	—
Purchase of life insurance premium	(696)	(676)
Purchases of premises and equipment	(989)	(305)
Net cash used in investing activities	(33,319)	(11,011)
FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing and interest-bearing deposits	22,185	(39,419)
Net increase (decrease) in short term borrowings	131	(375)
Proceeds from FHLB borrowings	35,000	—
Proceeds from sale of minority interest in a controlled subsidiary	—	95
Repurchase of Common Stock	(2,768)	(1,650)
Cash dividends	(1,991)	(1,971)
Net cash (used in) provided by financing activities	52,557	(43,320)
Increase (decrease) in cash and cash equivalents	25,735	(49,229)
Cash and cash equivalents at beginning of period	35,873	74,981
Cash and cash equivalents at end of period	$61,608	$25,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with U.S. generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – STOCK REPURCHASE

During the second quarter of 2008, the Corporation repurchased, through negotiated transactions with third-party sellers, 35,357 shares of the Corporation’s common stock at a price of $50 per share for an aggregate purchase price of $1.8 million.

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

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Corporation’s consolidated financial statements. The Corporation also adopted SFAS 159 effective January 1, 2008, but did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

The Corporation and its wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

•                  Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty;

•                  Debit valuation adjustments are necessary to reflect the credit quality of Bank in the valuation of liabilities measured at fair value;

•                  Liquidity valuation adjustments are necessary when the Bank may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions; and

•                  Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively.

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

Valuation Hierarchy

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•                  Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•                  Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•                  Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Below is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities - Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, federal funds sold and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include the Corporation’s available-for-sale investment securities portfolio. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. At June 30, 2008, the Corporation had no securities classified within level 3.

Other assets – Included in other assets are certain assets carried at fair value, including the cash value of Bank-owned life insurance policies.  The carrying amount of these assets is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered.  The Bank reflects these investments within level 2 of the valuation hierarchy.

Liabilities

Securities sold under repurchase agreements (“repurchase agreements”), federal funds purchased and other borrowings - At June 30, 2008, all of the Bank’s repurchase agreements, federal funds purchased and other borrowings (overnight borrowings from the Federal Home Loan Bank) are settled on a short-term basis, usually daily.  As a result, the fair value of the instruments approximates their carrying amount and classified such liabilities as level 2 within the valuation hierarchy.

Other liabilities – The Bank has certain liabilities carried at fair value.  These include future obligations pursuant to a supplemental retirement plan and proceeds of split-dollar life insurance policies.  For these obligations, the Bank discounts the anticipated future cash flows using current interest rates.  These liabilities are classified as level 2 within the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008

	Total Carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)
Federal funds sold	$29,025	$29,025	$—	$—
Available-for-sale securities	164,735	—	164,735	—
Other assets	19,663	—	19,663	—
Total assets at fair value	$213,423	$29,025	$184,398	$—

Securities sold under repurchase agreements	$2,638	—	$2,638	$—
Other liabilities	5,578	—	5,578	—
Total liabilities at fair value	$8,216	$2,638	$8,216	$—

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

Scheduled annual principal maturities of borrowings under this credit line as of June 30, 2008 for the next five years are as follows:

2009	$7,000,000
2010	7,000,000
2011	7,000,000
2012	7,000,000
2013	7,000,000
Total	$35,000,000

Stock held in the FHLB totaling $2.9 million at June 30, 2008 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance (the “CMA”) Line of Credit Agreement dated June 30, 2008 with the Federal Home Loan Bank.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40,000,000, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA Line of Credit as of June 30, 2008.

NOTE 5- RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (the “EITF”) reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS 106”), or Accounting Principles Board Opinion No. 12, “Omnibus Opinion-1967” (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007.

In March 2007, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life  insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with FAS 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation and the Bank adopted EITF 06-4 and 06-10 on January 1, 2008, and the effect of adoption on the consolidated financial statements was a reduction in retained earnings of approximately $268,000 and an increase in accrued liabilities of approximately $268,000.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Company adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 had no effect on the Company’s consolidated balance sheets or consolidated statements of income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to fair value methodologies and determinations, the potential sale of available-for-sale securities, loan portfolio concentrations, repayment of loans by borrowers, satisfaction of capital adequacy requirements, the repayment of borrowings from the Federal Home Loan Bank of Cincinnati (the “FHLB”), adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs, the effect of fluctuating interest rates, the realization of deferred income tax assets and internal control over financial reporting.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At June 30, 2008, the consolidated total assets of First Farmers and Merchants Corporation (the “Corporation”) were $879.6 million, its consolidated net loans were $526.8 million, its total deposits were $721.1 million and its total shareholders’ equity was $103.3 million.  The loan portfolio at June 30, 2008 reflected an increase of $34.0 million, or 6.9%, compared to December 31, 2007.  Total deposits increased $22.0 million and shareholders’ equity decreased 1.9% during the first half of 2008

FINANCIAL CONDITION

Average earning assets at June 30, 2008 were up 4.3%, or $31.3 million, from average earning assets at December 31, 2007.  Average overnight investments at June 30, 2008 were down $7.7 million compared to December 31, 2007.  Average investment securities at June 30, 2008 were up 6.0% compared to the average at December 31, 2007.  Average total assets of $831.1 million at June 30, 2008 increased 4.2% or $33.8 million, compared to $797.2 million at December 31, 2007.

Securities

The securities portfolio of First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”), is an integral part of its asset/liability management process.  These securities represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2008, the Bank’s investment securities portfolio held $164.7 million of available-for-sale securities, which are valued at fair market value, and $68.1 million of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $163.9 million of available-for-sale securities and $75.6 million of held-to-maturity securities as of December 31, 2007. At June 30, 2008, the amortized cost of approximately $169.1 million securities in the available-for-sale category exceeded the fair market value by $4.3 million.  These securities are predominantly the mortgage-backed securities and the losses are due to overall increases in the market interest rates subsequent to purchase.  The Corporation has the ability and the intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.  Accordingly, the Corporation has not recognized any other-than-temporary impairment for these securities.

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

Although there is not an industry concentration as measured by regulatory guidelines within the Bank’s loan portfolio, the Bank currently has heavy exposure in four broad industry categories: commercial construction and development; real estate renting and leasing; other services (churches); and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  Real estate loans represented 79.0% of total loans at June 30, 2008 compared to 77.6% at June 30, 2007 and 77.9% at December 31, 2007.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  Total construction and development loans accounted for 9.3% of loans outstanding at June 30, 2008, which exceeded the Bank’s internal target of a range of 1% to 7% of total loans, compared to 4.7% at June 30, 2007 and 7.2% at December 31, 2007.  Nonetheless, at 52% of capital, construction and development loans remain well below a regulatory concentration, defined as 100% of capital.  Therefore, management of the Bank believes that the current level of exposure, while elevated above the maximum level in our current internal target range, represents an acceptable level of risk for the Bank.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  The allowance for possible loan and lease losses was $7.7 million, or 1.4% of gross loans and leases, at June 30, 2008, compared to $7.3 million, or 1.5% of gross loans and leases, at December 31, 2007.  Net recoveries through June 30, 2008 were approximately $339,000, which results in an annualized net charge-off ratio of negative 0.1%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At June 30, 2008, this process identified loans totaling $10.4 million, or 2.0% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $7.2 million, or 1.5% of the portfolio, so classified at June 30, 2007.  Loans totaling $6.6 million, or 1.2% of the portfolio, were classified as substandard at June 30, 2008, compared to loans totaling $8.1 million, or 1.6% of the portfolio, so classified at June 30, 2007.  No loans were classified as doubtful at June 30, 2008 and June 30, 2007.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 20 domestic offices.  The Bank’s average deposits increased 1.9% during the first half of 2008 compared to a decline of 1.1% in the first half of 2007.  The increase results from the Bank offering more competitive rates on interest-bearing deposits.  Average total noninterest-bearing deposits, which contribute to the Bank’s low cost of deposits, were 17.5% of total deposits at June 30, 2008, compared to 17.7% at June 30, 2007 and 18.0% at December 31, 2007.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the financial condition of the Corporation and the Bank.  The regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.  To be “well-capitalized” under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of June 30, 2008, the Corporation’s Tier 1, Total Capital and leverage capital ratios were 16.1%, 17.4% and 11.5%, respectively.  The ratios were 16.9%, 18.2% and 12.2%, respectively, at December 31, 2007.  As of June 30, 2008, the Bank’s Tier 1 Capital, Total Capital and leverage capital ratios were 15.8%, 17.1%, and 11.3%, respectively, compared to 16.6%, 17.9%, and 11.9% at December 31, 2007.

Management believes, as of June 30, 2008, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation’s primary source of liquidity is dividends declared by the Bank.  During March 2008, the Bank obtained five advances of $7 million each, for an aggregate borrowing of $35 million, from the FHLB. Scheduled repayment of the advances will begin in 2009 and end in 2013.  Please refer to Note 4 in the notes to consolidated financial statements for details.

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Bank declared a $0.355 per share dividend in the second quarter of 2008, which was paid in the third quarter of 2008.

Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors. The Bank’s formal asset and liability management process is used to control interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each quarter, the Bank’s Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest-bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that, in the case of the determination of the allowance for loan and lease losses (“ALLL”) and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.  As of June 30, 2008, the deferred income tax asset was $7.0 million, which was included with other assets on the balance sheet.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2008 were $100.1 million and $17.1 million, respectively, compared to $102.8 million and $12.6 million, respectively, at June 30, 2007 and $139.6 million and $17.7 million, respectively at December 31, 2007.  The increase in stand-by letters of credit of $4.5 million resulted from additional business from existing large commercial customers.

At June 30, 2008, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

RESULTS OF OPERATIONS

Total interest income for the first six months of 2008 was $22.0 million compared to $21.5 million for the first six months of 2007, and $11.0 million for the three months ended June 30, 2008 compared to $10.9 million for the three months ended June 30, 2007.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $16.5 million, an increase of approximately $211,000, or 1.3%, during the first six months of 2008 compared to the first six months of 2007, and $8.1 million for the three months ended June 30, 2008, a decrease of $0.2 million, or 2.1%, compared to the three months ended June 30, 2007.  Nominal interest earned on investment securities and other investments was $5.5 million, an increase of approximately $212,000, or 4.0%, during the first six months of 2008 compared to the first six months of 2007, and $2.8 million for the three months ended June 30, 2008 compared to $2.3 million for the three months ended June 30, 2007.

Total interest expense in the first six months of 2008 was $6.5 million, a decrease of $1.5 million, or 19.0%, compared to the first six months of 2007, and $3.1 million for the three months ended June 30, 2008, a decrease of $0.9 million, or 22.2%, compared to the three months ended June 30, 2007.  The lower interest rates for certificates of deposits and public funds during the first half of 2008 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month period of less than 4.5% of net interest income given a 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning July 1, 2008 and ending June 30, 2009 showed a worst-case potential change to net interest income of a negative 2.0%, reflecting a potential decline in net interest income of $1.7 million by the end of the period.

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

The net interest margin, on a tax equivalent basis, at June 30, 2008, June 30, 2007 and December, 31, 2007 was 4.40%, 4.03% and 4.11%, respectively.

Because net recoveries were sufficient to cover anticipated losses from growth in the loan portfolio, no additions were made to the allowance for loan and lease losses in the first half of 2008.

Noninterest income was $6.9 million, an increase of $1.0 million, or 17.5%, during the first six months of 2008 compared to the first six months of 2007, and $3.1 million for the three months ended June 30, 2008 compared to $3.0 million for the three months ended June 30, 2007.  Contributing to this increase for the six-month period was gains on sales of available-for-sale securities, representing $1.1 million in income.

Noninterest expenses, excluding the provision for possible loan and lease losses, were up $1.5 million, or 10.8%, in the first six months of 2008 as compared to the first six months of 2007, and $0.9 million, or 12.1%, higher for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Salaries and benefits expense was up $1.1 million, or 14.1%, for the six months ended June 30, 2008 compared to the same period in 2007, and up $0.5 million, or 13.5%, for the three months ended June 30, 2008 compared to the same period in 2007 because of changes in the Bank’s incentive and retirement plans.  Other operating expenses were up approximately $400,000, or 7.3%, for the six months ended June 30, 2008 compared to the same period in 2007, and up approximately $253,000, or 9.9%, for the three months ended June 30, 2008 compared to the same period in 2007 because of increases in advertising expenses and professional fees.

The Corporation does not have any long-term debt or other long-term obligations other than the $35 million aggregate advances from the FHLB received by the Bank in March 2008.   Scheduled repayment of the advances will begin in 2009 and end in 2013.  Please refer to Note 4 in the notes to consolidated financial statements for details.

The Bank leases certain bank properties.  There was not a change during the six-month period ended June 30, 2008 in the terms of these leases.

Net income for the six months ended June 30, 2008 was $5.3 million, compared to $4.1 million for the six months ended June 30, 2007, and $2.5 million for the three months ending June 30, 2008 compared to $2.0 million for the three months ending June 30, 2007.  An increase in service fees, along with a realized gain on available-for-sale securities, contributed to the period-over-period increases.  The Corporation earned $0.45 per share in the second quarter of 2008 and $0.36 per share in the second quarter of 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2008, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(b)           Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the second quarter of 2008:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	—		—	—	—
May 1, 2008 – May 31, 2008	—		—	—	—
June 1, 2008 – June 30, 2008	35,357	*	$50.00	—	—
Total	35,357		$50.00	—	—

*Purchased through negotiated transactions with several third-party sellers.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting for shareholders of the Corporation was held on Tuesday, April 15, 2008.  At the meeting, the Corporation’s shareholders voted to elect directors. At the meeting, votes were cast as follows:

Name	Votes For	Votes Against	Votes Withheld	Abstentions/Broker Non- Votes
Kenneth A. Abercrombie	3,830,063	3,445	—	1,736,681
James L. Bailey, Jr.	3,830,063	3,445	—	1,736,681
M. Darlene Baxter	3,833,355	153	—	1,736,681
H. Terry Cook, Jr.	3,830,063	3,445	—	1,736,681
Thomas Napier Gordon	3,819,809	13,699	—	1,736,681
Dr. O. Rebecca Hawkins	3,831,383	2,125	—	1,736,681
Timothy E. Pettus	3,830,275	3,233	—	1,736,681

Name	Votes For	Votes Against	Votes Withheld	Abstentions/Broker Non- Votes
Dr. Joseph W. Remke, III	3,830,275	3,233	—	1,736,681
Matthew M. Scoggins, Jr.	3,830,955	2,553	—	1,736,681
T. Randy Stevens	3,827,915	5,593	—	1,736,681
W. Lacy Upchurch	3,830,955	2,553	—	1,736,681
William R. Walter	3,829,663	3,845	—	1,736,681
Dan C. Wheeler	3,830,063	3,445	—	1,736,681
Dr. David S. Williams	3,830,955	2,553	—	1,736,681
W. Donald Wright	3,830,063	3,445	—	1,736,681
James E. York	3,830,063	3,445	—	1,736,681

As indicated in the above table, Kenneth A. Abercrombie, James L. Bailey, Jr., M. Darlene Baxter, H. Terry Cook, Jr., Tom Napier Gordon, Dr. O. Rebecca Hawkins, Timothy E. Pettus, Dr. Joseph W. Remke, III, Matthew M. Scoggins, Jr., T. Randy Stevens, W. Lacy Upchurch, William R. Walter, Dan C. Wheeler, Dr. David S. Williams, W. Donald Wright and James E. York were elected as directors of the Corporation. The terms of the directors will continue until the annual meeting of shareholders in 2009, or until their respective successors are elected and qualified.

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

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date	August 11, 2008	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	August 11, 2008	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter (1)
3.2	Articles of Amendment to Charter (1)
3.3	Amended and Restated By-laws (2)
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