Form 10-Q
period 2008-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2008-11-10
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒Yes          ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

5,605,000 shares of common stock as of November 7, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets – September 30, 2008 and December 31, 2007

Consolidated statements of income - For the three months and nine months ended September 30, 2008 and September 30, 2007

Consolidated statements of cash flows - For the nine months ended September 30, 2008 and September 30, 2007

Selected notes to consolidated financial statements

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)	September 30, 2008 (Unaudited)	December 31, 2007 (1)
ASSETS
Cash and due from banks	$19,721	$35,097
Interest-bearing due from banks	1,540	176
Federal funds sold	25,025	600
Total cash and cash equivalents	46,286	35,873
Securities
Available-for-sale (amortized cost $167,867 and $163,050, respectively)	165,848	163,911
Held-to-maturity (fair market value $63,126 and $76,460, respectively)	63,305	75,565
Total Securities	229,153	239,476
Loans, net of deferred fees	557,770	500,143
Allowance for loan losses	(7,356)	(7,381)
Net loans	550,414	492,762
Bank premises and equipment, at cost less allowance for depreciation	16,066	14,306
Core deposit and other intangibles	9,205	9,318
Other assets	32,841	31,311
TOTAL ASSETS	$883,965	$823,046

LIABILITIES
Deposits
Noninterest-bearing	$117,656	$131,043
Interest-bearing (including certificates of deposits over $100: 2008 - $108,759; 2007 - $107,398)	601,574	567,916
Total deposits	719,230	698,959
Federal funds purchased and securities sold under agreements to repurchase	1,652	2,507
Dividends payable	—	1,991
Short-term borrowings	600	600
Accounts payable and accrued liabilities	14,650	12,650
Federal Home Loan Bank Advances	41,177	—
Minority interest in consolidated subsidiary	95	95
TOTAL LIABILITIES	777,404	716,802
SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,605,000 and 5,680,000 shares issued and outstanding as of September 30,2008 and December 31, 2007, respectively	56,050	56,800
Retained earnings	51,752	48,916
Accumulated other comprehensive income	(1,241)	528
TOTAL SHAREHOLDERS’ EQUITY	106,561	106,244
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$883,965	$823,046

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,202	$8,489	$24,680	$24,755
Income on investment securities
Taxable interest	1,690	1,251	4,991	3,849
Exempt from federal income tax	924	970	2,882	2,951
Dividends	4	49	110	156
	2,618	2,270	7,983	6,956
Other interest income	106	249	234	844
TOTAL INTEREST INCOME	10,926	11,008	32,897	32,555

INTEREST EXPENSE
Interest on deposits	2,749	4,041	9,014	12,005
Interest on other short term borrowings	279	27	523	100
TOTAL INTEREST EXPENSE	3,028	4,068	9,537	12,105
NET INTEREST INCOME	7,898	6,940	23,360	20,450
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	50	—	50	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,848	6,940	23,310	20,450

NONINTEREST INCOME
Trust department income	625	640	1,882	1,989
Service fees on deposit accounts	2,002	1,929	5,839	5,634
Other fees and commissions	91	172	328	468
Other operating income	416	205	828	701
Securities gains	177	—	1,305	—
TOTAL NONINTEREST INCOME	3,311	2,946	10,182	8,792

NONINTEREST EXPENSE
Salaries and employee benefits	4,279	4,057	12,858	11,578
Net occupancy expense	670	596	1,910	1,691
Furniture and equipment expense	249	250	752	788
Other operating expenses	2,674	2,384	8,174	7,510
TOTAL NONINTEREST EXPENSES	7,872	7,287	23,694	21,567
INCOME BEFORE PROVISION FOR INCOME TAXES	3,287	2,599	9,798	7,675
PROVISION FOR INCOME TAXES	450	511	1,696	1,494
NET INCOME	$2,837	$2,088	$8,102	$6,181
BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,619,027	5,715,228	5,662,544	5,736,182
	$0.50	$0.37	$1.43	$1.08

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$8,102	$6,181
Adjustments to reconcile net income to net cash provided by operating activities
Excess (deficiency) of provision for possible loan losses over net charge-offs	(25)	102
Provision for depreciation and amortization of premises and equipment	763	755
Securities gains	(1,305)	—
Loss from disposition of other real estate	300	—
Amortization of deposit base intangibles	113	479
Amortization of investment security premiums, net of accretion of discounts	223	444
Increase in cash surrender value of life insurance contracts	(1,141)	(320)
(Increase) decrease in Deferred income taxes	(304)	(318)
Interest receivable	568	(182)
Other assets	446	(284)
Increase (decrease) in Interest payable	(1,035)	(248)
Other liabilities	2,767	2,303
Total adjustments	1,370	2,731
Net cash provided by operating activities	9,472	8,912
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	109,290	35,073
Proceeds from maturities and calls of held-to-maturity securities	11,991	5,313
Purchases of investment securities Available-for-sale	(112,755)	(29,491)
Net increase in loans	(57,627)	(23,094)
Proceeds from sale of other real estate	406
Purchase of life insurance premium	(696)	(1,410)
Purchases of premises and equipment	(2,523)	(3,434)
Net cash used in investing activities	(51,914)	(17,043)
FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing and interest-bearing deposits	20,271	(3,811)
Net increase (decrease) in short term borrowings	(855)	(277)
Proceeds from FHLB borrowings	41,177
Proceeds from sale of minority interest in a controlled subsidiary	—	95
Repurchase of Common Stock	(3,750)	(2,984)
Cash dividends	(3,988)	(3,947)
Net cash provided by (used in) financing activities	52,855	(10,924)
Increase (decrease) in cash and cash equivalents	10,413	(19,055)
Cash and cash equivalents at beginning of period	35,873	74,981
Cash and cash equivalents at end of period	$46,286	$55,926

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

NOTE 2 – STOCK REPURCHASE

During the third quarter of 2008, the Corporation repurchased, through negotiated transactions with third-party sellers, 19,643 shares of the Corporation’s common stock at a price of $50 per share for an aggregate purchase price of approximately $982,000.

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

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of SFAS 159 did not have a significant impact on the Corporation’s consolidated financial statements. The Corporation also adopted SFAS 159 effective January 1, 2008, but did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

The Corporation and its wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

•	Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty;

•	Debit valuation adjustments are necessary to reflect the credit quality of the Bank in the valuation of liabilities measured at fair value;

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

Assets

Securities - Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, federal funds sold and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include the Corporation’s available-for-sale investment securities portfolio. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. At September 30, 2008, the Corporation had no securities classified within level 3.

Impaired loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rates as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the recorded investment in the impaired loans exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses.  Impaired loans are classified within the level 3 of the hierarchy.

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

Liabilities

Securities sold under repurchase agreements (“repurchase agreements”), federal funds purchased and other borrowings - At September 30, 2008, all of the Bank’s repurchase agreements, federal funds purchased and other borrowings (overnight borrowings from the Federal Home Loan Bank) are settled on a short-term basis, usually daily.  As a result, the fair value of the instruments approximates their carrying amount and classified such liabilities as level 2 within the valuation hierarchy.

Other liabilities – The Bank has certain liabilities carried at fair value.  These include future obligations pursuant to a supplemental retirement plan and proceeds of split-dollar life insurance policies.  For these obligations, the Bank discounts the anticipated future cash flows using current interest rates.  These liabilities are classified as level 2 within the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)
Federal funds sold	$25,025	$25,025	$—	$—
Available-for-sale securities	165,848	—	165,848	—
Other assets	19,663	—	19,663	—
Total assets at fair value	$210,536	$25,025	$185,511	$—
Securities sold under repurchase agreements	$1,652	$—	$1,652	$—
Other liabilities	5,509	—	5,509	—
Total liabilities at fair value	$7,161	$—	$7,161	$—

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period.  The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheets and by SFAS 157, valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)
Impaired Loans	$11,996	$—	$—	$11,996
Total assets at fair value	$11,996	$—	$—	$11,996

Other liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

NOTE 4 - FEDERAL HOME LOAN BANK CREDIT LINE

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

Scheduled annual principal maturities of borrowings under this credit line as of September 30, 2008 for the next five years are as follows:

2009	$7,000,000
2010	10,077,052
2011	7,000,000
2012	7,000,000
2013	10,100,000
Total	$41,177,052

Stock held in the FHLB totaling $2.9 million at September 30, 2008 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance (the “CMA”) Line of Credit Agreement dated September 30, 2008 with the Federal Home Loan Bank.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40,000,000, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA Line of Credit as of September 30, 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or negatives of such terms.  These forward-looking statements include, without limitation, those relating to fair value methodologies and determinations, the potential sale of available-for-sale securities, loan portfolio concentrations and diversifications, reserves against loan portfolio segments, repayment of loans by borrowers, exposure to commercial borrowers in the construction and development industries, satisfaction of capital adequacy requirements, the repayment of borrowings from the Federal Home Loan Bank of Cincinnati (the “FHLB”), adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs, the effect of fluctuating interest rates, the realization of deferred income tax assets and internal control over financial reporting.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to sell available-for-sale securities to fund increased loan demand; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At September 30, 2008, the consolidated total assets of First Farmers and Merchants Corporation (the “Corporation”) were $883.9 million, its consolidated net loans were $550.4 million, its total deposits were $719.2 million and its total shareholders’ equity was $106.6 million.  The loan portfolio at September 30, 2008 reflected an increase of $57.6 million, or 11.7%, compared to December 31, 2007.  Total deposits increased $20.2 million and shareholders’ equity increased 0.3% during the first nine months of 2008.

FINANCIAL CONDITION

Average earning assets at September 30, 2008 were up 5.9%, or $42.7 million, from average earning assets at December 31, 2007.  Average overnight investments at September 30, 2008 were down $4.7 million compared to December 31, 2007.  Average investment securities at September 30, 2008 were up 5.8% compared to the average at December 31, 2007.  Average total assets of $842.2 million at September 30, 2008 increased 5.6% or $45.0 million, compared to $797.2 million at December 31, 2007.

Securities

The securities portfolio of First Farmers and Merchants Bank (the “Bank”), the Corporation’s sole direct subsidiary, is an integral part of its asset/liability management process.  These securities represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At September 30, 2008, the

Bank’s investment securities portfolio held $165.8 million of available-for-sale securities, which are valued at fair market value, and $63.3 million of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $163.9 million of available-for-sale securities and $75.6 million of held-to-maturity securities as of December 31, 2007. At September 30, 2008, the amortized cost of approximately $167.9 million securities in the available-for-sale category exceeded the fair market value by $2.0 million.  These securities are predominantly securities issued by municipalities and mortgage-backed securities.  The losses are due to overall increases in the market interest rates subsequent to purchase.  The Corporation has the ability and the intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.  Accordingly, the Corporation has not recognized any other-than-temporary impairment for these securities.

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

The vast majority of the Bank’s outstanding loans continue to be housed in the Maury and Lawrence Country portfolios.  These two counties now account for 78.6% of total loans in the Bank’s loan portfolio, which is down from 79.5% at June 30, 2008.  The unemployment rate in five of the Bank’s seven counties has worsened over the past 12 months.  Overall, the softness in the general economy is being felt throughout the markets that the Bank serves, which increases the credit risk of the loan portfolio.

Although there is not an industry concentration as measured by regulatory guidelines within the Bank’s loan portfolio, the Bank currently has heavy exposure in four broad industry categories: commercial construction and development; real estate renting and leasing; other services (churches); and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  Real estate loans represented 78.7% of total loans at September 30, 2008 compared to 77.9% at December 31, 2007.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  The Bank’s exposure to commercial borrowers in the construction and development industries declined by $2.1 million in the third quarter.  Loans in this industry were $31.0 million at September 30, 2008, which represents 10.9% of commercial loans outstanding and which management believes is quite moderate in comparison to peers.  The Bank’s exposure to the residential construction component in particular is down considerably from peak levels reached 18 months ago.  The portfolio remains well diversified across several different types of construction and development activity.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  The allowance for possible loan and lease losses was $7.4 million, or 1.3% of gross loans and leases, at September 30, 2008, compared to $7.4 million, or 1.5% of gross loans and leases, at December 31, 2007.  Net charge-offs through September 30, 2008 were approximately $75,000, which results in an annualized net charge-off ratio of 0.19%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At September 30, 2008, this process identified loans totaling $17.5 million, or 3.1% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $8.2 million, or 1.7% of the portfolio, so classified at

December 31, 2007.  Loans totaling $14.5 million, or 2.6% of the portfolio, were classified as substandard at September 30, 2008, compared to loans totaling $7.4 million, or 1.5% of the portfolio, so classified at .  No loans were classified as doubtful at September 30, 2008 and December 31, 2007.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 20 domestic offices.  The Bank’s average deposits increased 2.8% during the first nine months of 2008 compared to a decline of 1.0% in the first nine months of 2007.  The increase results from the Bank offering more competitive rates on interest-bearing deposits.  Average total noninterest-bearing deposits, which contribute to the Bank’s low cost of deposits, were 17.4% of total deposits at September 30, 2008, compared to 17.9% at September 30, 2007 and 18.0% at December 31, 2007.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary actions by regulators that could have a direct material adverse effect on the financial condition of the Corporation and the Bank.  The regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.  To be “well-capitalized” under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of September 30, 2008, the Corporation’s Tier 1, Total Capital and leverage capital ratios were 16.5%, 17.7% and 11.5%, respectively.  The ratios were 16.9%, 18.2% and 12.2%, respectively, at December 31, 2007.  As of September 30, 2008, the Bank’s Tier 1 Capital, Total Capital and leverage capital ratios were 16.5%, 17.4%, and 11.3%, respectively, compared to 16.6%, 17.9%, and 11.9% at December 31, 2007. Management believes, as of September 30, 2008, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

Most of the capital needs of the Bank have historically been financed with retained earnings and deposits received and the Corporation’s primary source of liquidity is dividends declared by the Bank.  During March 2008, the Bank obtained five advances of $7 million each for an aggregate borrowing of $35 million from the FHLB. Scheduled repayment of the advances will begin in 2009 and end in 2013.  In September, the Bank obtained two additional advances of $3.1 million each, for a total borrowing for 2008 of $41.2 million.  Please refer to Note 4 in the notes to consolidated financial statements for details.

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

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that, in the case of the determination of the allowance for loan and lease losses (“ALLL”) and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.  As of September 30, 2008, the deferred income tax asset was $6.2 million, which was included with other assets on the balance sheet.

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

These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group is pools of homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of the Bank’s loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for an impaired loan is based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  Management has developed procedures that provide more detailed historical data by category of retail and consumer credit and performance characteristics that broaden the analysis and improve monitoring of potential credit risk.

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

The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2008 were $110.9 million and $11.1 million, respectively, compared to $116.9 million and $12.0 million, respectively, at September 30, 2007 and $139.6 million and $17.7 million, respectively at December 31, 2007.

At September 30, 2008, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

RESULTS OF OPERATIONS

Total interest income for the first nine months of 2008 was $32.9 million compared to $32.6 million for the first nine months of 2007, and $10.9 million for the three months ended September 30, 2008 compared to $11.0 million for the three months ended September 30, 2007.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $24.7 million, a decrease of approximately $75,000, or 0.3%, during the first nine months of 2008 compared to the first nine months of 2007, and $8.2 million for the three months ended September 30, 2008, a decrease of approximately $287,000, or 3.4%, compared to the three months ended September 30, 2007.  Nominal interest earned on investment securities and other investments was $8.2 million, an increase of approximately $417,000, or 5.3%, during the first nine months of 2008 compared to the first nine months of 2007, and $2.7 million for the three months ended September 30, 2008 compared to $2.5 million for the three months ended September 30, 2007.

Total interest expense in the first nine months of 2008 was $9.5 million, a decrease of $2.6 million, or 21.2%, compared to the first nine months of 2007, and $3.0 million for the three months ended September 30, 2008, a decrease of $1.0 million, or 25.6%, compared to the three months ended September 30, 2007.  The lower interest rates for certificates of deposits and public funds during the first nine months of 2008 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100-200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning October 1, 2008 and ending September 30, 2009 showed a worst-case potential change to net interest income of a negative 6.6%, reflecting a potential decline in net interest income of $2.1 million by the end of the period.

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

The net interest margin, on a tax equivalent basis, at September 30, 2008, September 30, 2007 and December, 31, 2007 was 4.36%, 4.07% and 4.11%, respectively.

The analysis and review of asset quality by Management’s loan review function and credit administration also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan and lease losses.  An addition of $50,000 was made to the allowance during the third quarter of 2008.  Prior to the third quarter, no additions had been made to the allowance for 2008.  The review supported management’s assertion that the allowance was adequate at September 30, 2008.

Noninterest income was $10.2 million, an increase of $1.4 million, or 15.8%, during the first nine months of 2008 compared to the first nine months of 2007, and $3.3 million for the three months ended September 30, 2008 compared to $2.9 million for the three months ended September 30, 2007.  Contributing to this increase for the nine-month period were gains on sales of available-for-sale securities, representing $1.3 million in income.

Noninterest expenses, excluding the provision for possible loan and lease losses, were up $2.1 million, or 9.9%, in the first nine months of 2008 as compared to the first nine months of 2007, and $585,000, or 8.0%, higher for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Salaries and benefits expense was up $1.3 million, or 11.1%, for the nine months ended September 30, 2008 compared to the same period in 2007, and up approximately $222,000, or 5.5%, for the three months ended September 30, 2008 compared to the same period in 2007 because of changes in the Bank’s incentive and retirement plans.  Other operating expenses were up approximately $664,000, or 8.8%, for the nine months ended September 30, 2008 compared to the same period in 2007, and up approximately $290,000, or 12.29%, for the three months ended September 30, 2008 compared to the same period in 2007 because of increases in advertising expenses and professional fees.

The Corporation does not have any long-term debt or other long-term obligations other than the $41.2 million aggregate advances from the FHLB received by the Bank in March and September 2008.   Scheduled repayment of the advances will begin in 2009 and end in 2013.  Please refer to Note 4 in the notes to consolidated financial statements for details.

The Bank leases certain bank properties.  There was not a change during the nine-month period ended September 30, 2008 in the terms of these leases.

Net income for the nine months ended September 30, 2008 was $8.1 million, compared to $6.2 million for the nine months ended September 30, 2007, and $2.8 million for the three months ending September 30, 2008 compared to $2.1 million for the three months ending September 30, 2007.  An increase in service fees, along with a realized gain on available-for-sale securities, contributed to the period-over-period increases.  The Corporation earned $0.50 per share in the third quarter of 2008 and $0.37 per share in the third quarter of 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2008, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(b)           Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the third quarter of 2008:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 30, 2008	—		—	—	—
August 1, 2008 – August 31, 2008	—		—	—	—
September 1, 2008 – September 30, 2008	19,643	*	$50.00	—	—
Total	19,643		$50.00	—	—

*Purchased through negotiated transactions with several third-party sellers.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter (1)
3.2	Articles of Amendment to Charter (1)
3.3	Amended and Restated By-laws (2)
31.1

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on May 7, 2004.

(2)  Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K,  File Number 000-10972, as filed with the Securities and Exchange Commission on April 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date	November 10, 2008	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	November 10, 2008	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT NUMBER	DESCRIPTION
3.1	Charter (1)
3.2	Articles of Amendment to Charter (1)
3.3	Amended and Restated By-laws (2)
31.1

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Assistant Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, File Number 000-10972, as filed with the Securities and Exchange Commission on May 7, 2004.

(2)  Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K, File Number 000-10972, as filed with the Securities and Exchange Commission on April 23, 2007.