Form 10-Q
period 2009-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2009-05-11
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 7, 2009, the registrant had outstanding 5,555,000 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets - March 31, 2009 and December 31, 2008.

Consolidated statements of income - For the three months ended March 31, 2009 and March 31, 2008.

Consolidated statements of cash flows - For the three months ended March 31, 2009 and March 31, 2008.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(1)
ASSETS
Cash and due from banks	$16,842	$22,656
Interest-bearing due from banks	26,772	4,680
Federal funds sold	8,300	4,200
Total cash and cash equivalents	51,914	31,536
Securities
Available-for-sale (amortized cost $169,476 and $171,891, respectively)	169,926	174,493
Held-to-maturity (fair market value $58,547 and $59,558, respectively)	58,113	59,427
Total Securities	228,039	233,920
Loans, net of deferred fees	584,418	595,519
Allowance for loan losses	(9,389)	(8,625)
Net loans	575,029	586,894
Bank premises and equipment, at cost less allowance for depreciation	19,012	17,669
Core deposit and other intangibles	9,168	9,186
Other assets	33,550	31,932
TOTAL ASSETS	$916,712	$911,137

LIABILITIES
Deposits
Noninterest-bearing	$136,077	$118,111
Interest-bearing (including certificates of deposits over $100: 2009 - $92,375; 2008 - $107,607)	621,997	626,740
Total deposits	758,074	744,851
Federal funds purchased and securities sold under agreements to repurchase	3,351	2,645
Dividends payable	—	2,009
Short-term borrowings	600	294
Accounts payable and accrued liabilities	13,439	12,985
FHLB borrowings	34,177	41,177
TOTAL LIABILITIES	809,641	803,961

SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,555,000 and 5,580,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	55,550	55,800
Retained earnings	51,270	49,776
Accumulated other comprehensive income	251	1,600
TOTAL SHAREHOLDERS’ EQUITY	107,071	107,176
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$916,712	$911,137

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Data)	Three Months Ended March 31,
(Unaudited)	2009	2008

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$7,867	$8,336
Income on investment securities
Taxable interest	1,326	1,525
Exempt from federal income tax	974	1,019
Dividends	60	53
	2,360	2,597
Other interest income	17	51
TOTAL INTEREST INCOME	10,244	10,984
INTEREST EXPENSE
Interest on deposits	2,244	3,336
Interest on other borrowings	312	50
TOTAL INTEREST EXPENSE	2,556	3,386
NET INTEREST INCOME	7,688	7,598
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	655	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,033	7,598
NONINTEREST INCOME
Trust department income	558	647
Service fees on deposit accounts	1,722	1,872
Other fees and commissions	84	102
Other operating income	99	123
Securities gains	1,955	1,008
TOTAL NONINTEREST INCOME	4,418	3,752
NONINTEREST EXPENSE
Salaries and employee benefits	4,170	4,282
Net occupancy expense	641	602
Furniture and equipment expense	328	228
Other operating expenses	2,907	2,702
TOTAL NONINTEREST EXPENSES	8,046	7,814

INCOME BEFORE PROVISION FOR INCOME TAXES	3,405	3,536
PROVISION FOR INCOME TAXES	697	788
NET INCOME	$2,708	$2,748
BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,574,778	5,676,124
Basic Earnings Per Share	$0.49	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008
OPERATING ACTIVITIES
Net income	$2,708	$2,748
Adjustments to reconcile net income to net cash provided by operating activities
Excess of provision for possible loan losses over net charge-offs	764	—
Provision for depreciation and amortization of premises and equipment	264	260
Securities gains	(1,955)	(1,008)
Loss from disposition of fixed assets	110	—
Loss from disposition of other real estate	—	283
Amortization of deposit base intangibles	18	76
Amortization of investment security premiums, net of accretion of discounts	208	91
Increase in cash surrender value of life insurance contracts	(151)	(670)
(Increase) decrease in
Deferred income taxes	25	18
Interest receivable	112	7
Other assets	(503)	(87)
Increase (decrease) in
Interest payable	(220)	(385)
Other liabilities	1,488	1,309
Total adjustments	160	(106)
Net cash provided by operating activities	2,868	2,642
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	91,847	64,969
Proceeds from maturities and calls of held-to-maturity securities	1,801	2,710
Purchases of investment securities
Available-for-sale	(86,634)	(80,632)
Held-to-maturity	(509)	—
Net (increase) decrease in loans	11,100	(19,687)
Proceeds from sale of other real estate	—	385
Purchase of life insurance premium	(235)	(696)
Purchases of premises and equipment	(3,236)	(329)
Net cash provided by (used in) investing activities	14,134	(33,280)
FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing deposits	13,224	1,831
Net increase in short term borrowings	411	768
Proceeds (payments) from FHLB borrowings	(7,000)	35,000
Repurchase of Common Stock	(1,250)	(1,000)
Cash dividends	(2,009)	(1,991)
Net cash provided by financing activities	3,376	34,608
Increase in cash and cash equivalents	20,378	3,970
Cash and cash equivalents at beginning of period	31,536	35,873
Cash and cash equivalents at end of period	$51,914	$39,843

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OTHER INFORMATION

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 — STOCK REPURCHASE

During the first quarter of 2009, the Corporation repurchased, through negotiated transactions with third-party sellers, 25,000 shares of the Corporation’s common stock at a price of $50 per share for an aggregate purchase price of $1.25 million.

NOTE 3 — FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and financial liabilities.  Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, allowed the Corporation to delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009; however, the Corporation elected to apply SFAS 157 to non-financial assets and non-financial liabilities effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”), in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly affect the methods by which the Corporation determines the fair values of its financial assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (i.e., replacement cost). Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from independent sources. Inputs may also be unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants could use in pricing the asset or liability, developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•                  Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•                  Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•                  Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.  These valuation methodologies were applied to all of the financial assets and financial liabilities of the Corporation and its sole wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), carried at fair value effective January 1, 2008.  If such quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Securities available for sale — Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Corporation obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Other assets — Included in other assets are certain assets carried at fair value, including the cash value of Bank-owned life insurance policies.  The carrying amount of these assets is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered.  The Bank reflects these investments within Level 2 of the valuation hierarchy.

Securities sold under repurchase agreements, federal funds purchased and other borrowings — At March 31, 2009, all of the Bank’s securities sold under repurchase agreements, federal funds purchased and other borrowings (e.g., overnight borrowings from the Federal Home Loan Bank of Cincinnati (the “FHLB”)) are settled on a short-term basis, usually daily.  As a result, the fair value of the instruments approximates their carrying amount and such liabilities are classified as Level 2 within the valuation hierarchy.

Other liabilities — The Bank has certain liabilities carried at fair value.  These include future obligations pursuant to a supplemental retirement plan and proceeds of split-dollar life insurance policies.  For these obligations, the Bank discounts the anticipated future cash flows using current interest rates.  The liabilities are classified as Level 2 within the valuation hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009

	Level 1	Level 2	Level 3	Total
Federal funds sold	$8,300	$—	$—	$8,300
Available-for-sale securities	—	169,926	—	169,926
Other assets	—	20,533	—	20,533
Total assets at fair value	$8,300	$190,459	$—	$198,759
Securities sold under repurchase agreements	$—	$3,351	$—	$3,351
Other liabilities	—	5,022	—	5,022
Total liabilities at fair value	$—	$8,373	$—	$8,373

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for 1st quarter 2009 was impaired loans.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During the first quarter of  2009, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $6.5 million were reduced by specific valuation allowance allocations totaling approximately $911,000 to a total reported fair value of $5.6 million based on collateral valuations utilizing Level 3 valuation inputs.

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions; therefore, the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles; (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation’s consolidated financial statements.

NOTE 4- FEDERAL HOME LOAN BANK CREDIT LINE

The Bank has a Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB.  Advances made to the Bank under the Blanket Agreement are collateralized by the FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement dated March 31, 2008 between the Bank and the FHLB.  The Bank made a principal payment of $7 million to FHLB on March 31, 2009.

Scheduled annual principal maturities of borrowings under this credit line as of March 31, 2009, are as follows:

2010	10,077,052
2011	7,000,000
2012	7,000,000
2013	10,100,000
Total	$34,177,052

Stock held in the FHLB totaling $3.0 million at March 31, 2009 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated March 31, 2009 with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40,000,000, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of March 31, 2009.

NOTE 5- RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB replaced SFAS No. 141, “Business Combinations” (“SFAS 141”), with SFAS No. 141R (“SFAS 141R”).  SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS  141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value except when a non-contractual contingency is not likely to materialize, in which case nothing should be recognized in purchase accounting.  Instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS 141R is applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) or Accounting Principles Board Opinion No. 12, “Omnibus Opinion-1967” (“APB 12”). In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007.

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

In December 2008, the FASB issued SFAS No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 132(R)-1”).  SFAS 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under SFAS 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by SFAS 132(R)-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year ended December 31, 2009.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”).  SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. SFAS 157-4 also amended SFAS 157 to expand certain disclosure requirements. The Corporation adopted the provisions of SFAS 157-4 during the first quarter of 2009. Adoption of SFAS 157-4 did not significantly impact the Corporation’s financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2 and SFAS 124-2”).  SFAS 115-2 and SFAS 124-2 (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert that it has both the intent and ability to hold an impaired security until recovery.  They also require that management assert that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. Adoption of SFAS 115-2 and SFAS 124-2 did not significantly impact the Corporation’s financial statements.

In April 2009, the FASB issued SFAS No.107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”).  SFAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  They also amend APB Opinion No. 28, “Interim Financial Reporting” to require disclosures of summarized financial information at interim reporting periods.  Under SFAS 107-1 and APB 28-1, a publicly traded company must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by SFAS 107-1 and APB 28-1 will be included in the Corporation’s interim financial statements beginning with the second quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, the effect of recent accounting pronouncements, loan portfolio concentrations, repayment of loans by borrowers, failure to meet and satisfaction of capital adequacy requirements, the repayment of FHLB borrowings, adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs, the effect of fluctuating interest rates and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2009, the consolidated total assets of the First Farmers and Merchants Corporation (the “Corporation”) were $916.7 million, its consolidated net loans were $575.0 million, its total deposits were $758.1 million and its total shareholders’ equity was $107.1 million.  The Corporation’s loan portfolio at March 31, 2009 reflected a decrease of $11.1 million, or 1.9%, compared to December 31, 2008.  Total deposits increased $13.2 million and shareholders’ equity decreased 0.1% during the first three months of 2009.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of approximately $251,000.

FINANCIAL CONDITION

Average earning assets at March 31, 2009 were up 6.9%, or $53.5 million, from average earning assets at December 31, 2008.  Average overnight investments at March 31, 2009 were up $12.6 million compared to December 31, 2008.  Average investment securities at March 31, 2009 were down 5.9% compared to December 31, 2008.  Average total assets of $915.2 million at March 31, 2009 increased 7.0% or $59.9 million, compared to $855.3 million at December 31, 2008.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”).  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2009, the Bank’s investment securities portfolio had $169.9 million available-for-sale securities, which are valued at fair market value, and $58.1 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $174.5 million of available-for-sale securities and $59.4 million of held-to-maturity securities as of December 31, 2008.

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

Although there is not an industry concentration as measured by regulatory guidelines within the Bank’s loan portfolio, the Bank currently has heavy exposure in six broad industry categories: commercial construction and development; real estate renting and leasing; religious organizations; trucking; physicians; and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  Real estate loans represented 77.2% of total loans at March 31, 2009 compared to 78.6% at March 31, 2008.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  Total construction and development loans accounted for 7.0% of loans outstanding at March 31, 2009 compared to 8.5% at March 31, 2008, which is within the Bank’s internal target of a range of 1% to 7% of total loans.  Therefore, management of the Bank believes that the current level of exposure, while elevated above historical levels, represents an acceptable level of risk for the Bank.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  The allowance for possible loan and lease losses was $9.4 million, or 1.6% of gross loans and leases, at March 31, 2009, compared to $8.6 million, or 1.4%, at December 31, 2008.  Net recoveries through March 31, 2009 were approximately $109,000, which results in an annualized net charge-off ratio of negative 0.07%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At March 31, 2009, this process identified loans totaling $8.2 million, or 1.4% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $9.9 million, or 1.7% of the portfolio, so classified at December 31, 2008.  Loans totaling $30.3 million, or 5.2% of the portfolio, were classified as substandard at March 31, 2009, compared to loans totaling $26.1 million, or 4.4% of the portfolio, so classified at December 31, 2008.  No loans were classified as doubtful at March 31, 2009 and December 31, 2008.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Bank’s average deposits increased 6.8% during the first three months of 2009 compared to an increase of 1.1% in the first three months of 2008.  The increase results from the Bank offering more competitive rates on certificates of deposit.  Average total noninterest-bearing deposits were 15.1% of total deposits at March 31, 2009, contributing to the Bank’s low cost of deposits, compared to 17.1% at December 31, 2008.

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

Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.  To be “well-capitalized” under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  At March 31, 2009, the Corporation’s Tier 1, Total Capital and leverage capital ratios were 15.6%, 16.9% and 10.8%, respectively.  The ratios were 15.3%, 16.5% and 10.9%, respectively, at December 31, 2008.  As of March 31, 2009, the Bank’s Tier 1 Capital, Total Capital and leverage capital were 15.3%, 16.6%, and 10.6%, respectively, compared to 15.0%, 16.2%, and 10.6% at December 31, 2008. Management believes, as of March 31, 2009, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation’s primary source of liquidity has been dividends declared by the Bank.  In March 2008, the Bank obtained five advances at $7 million each from the FHLB.  The first scheduled repayment of the advances was made in March 2009.  The remaining payments will continue through 2013.   In September 2008, the Bank obtained two additional advances of $3.1 million each for a total borrowing for 2008 of $41.2 million.  Please refer to Note 4 in the Notes to Consolidated Financial Statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Bank declared a $0.36 per share dividend in the fourth quarter of 2008, which was paid in the first quarter of 2009.  Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.

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

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that, in the case of the determination of the allowance for loan and lease losses (“ALLL”) and the recognition of deferred income tax assets has been critical to the determination of the Corporation’s financial position, results of operations and cash flows.  As of March 31, 2009, the deferred income tax asset was $5.7 million, which was included with other assets on the balance sheet.

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

These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group is pools of homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of the Bank’s loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for an impaired loan is based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  Management has implemented procedures that give more detailed historical data by category of retail and consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

The total outstanding loan commitments and stand-by letters of credit in the normal course of business at March 31, 2009 were $100.4 million and $9.3 million, respectively, compared to $107.4 million and $17.0 million, respectively, at March 31, 2008.

At March 31, 2009, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

RESULTS OF OPERATIONS

Total interest income for the first three months of 2009 was $10.2 million compared to $11.0 million for the first three months of 2008.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $7.9 million, a decrease of approximately $469,000, or 5.6%, during the first three months of 2009 compared to the first three months of 2008.  Nominal interest earned on investment securities and other investments was $2.4 million, a decrease of approximately $237,000, or 10.0%, during the first three months of 2009 compared to the first three months of 2008.

Total interest expense in the first three months of 2009 was $2.6 million, a decrease of approximately $830,000, or 24.5%, compared to the first three months of 2008.  The lower interest rates for certificates of deposits and public funds during the first quarter of 2009 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning April 1, 2009 and ending March 31, 2010 showed a worst-case potential change to net interest income of a negative 2.2%, or a decline in net interest income of approximately $703,000 by the end of the period.

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

The net interest margin, on a tax equivalent basis, at March 31, 2009, March 31, 2008 and December, 31, 2008 was 4.01%, 4.45% and 4.40%, respectively.

Noninterest income was $4.4 million, an increase of approximately $666,000, or 17.8%, during the first three months of 2009 compared to the first three months of 2008.  The gains on sales of available-for-sale securities, representing approximately $2.0 million in income was the primary reason for the increase.

Additions of $655,000 were made to the provision for possible loan and lease losses in the first quarter of 2009. Noninterest expenses, excluding the provision for possible loan and lease losses, were approximately $232,000, or 3.0%, higher in the first three months of 2009 as compared to the first three months of 2008. Salaries and benefits expense was down approximately $112,000, or 2.6%, for the three months ended March 31, 2009 compared to the same period in 2008 because of changes in the Bank’s incentive and retirement plans.

The Corporation does not have any long-term debt or other long-term obligations; however, in the 2008, the Bank received a $41.2 million advance from FHLB.   The scheduled $7.0 million annual principal maturities of borrowings under this credit line as of March 31, 2008, began in March 2009 and will end in 2013.  Please refer to Note 4 in the Notes to Consolidated Financial Statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

 The Bank also leases certain of its property.  There was not a change during the three-month period ended March 31, 2009 in the terms of these leases.

Net income for the three months ended March 31, 2009 was $2.71 million, compared to $2.75 million for the three months ended March 31, 2008.  A decrease in interest income on loans and securities contributed to the period-over-period decrease.  The Corporation earned $0.49 per share in the first quarter of 2009 and $0.48 per share in the first quarter of 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2009, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the first quarter of 2009:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	—		—	—	—
February 1, 2009 – February 29, 2009	—		—	—	—
March 1, 2009 – March 31, 2009	25,000	*	$50.00	—	—
Total	25,000		$50.00	—	—

*Purchased through negotiated transactions with several third-party sellers.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Amended and Restated By-laws. (2)

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

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2007 (File Number 000-10972).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date	May 11, 2009	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	May 11, 2009	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Amended and Restated By-laws. (2)

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

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2007 (File Number 000-10972).