Form 10-Q
period 2009-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2009-08-07
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 7, 2009, the registrant had outstanding 5,530,000 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets – June 30, 2009 and December 31, 2008.

Consolidated statements of income - For the three months and six months ended June 30, 2009 and June 30, 2008.

Consolidated statements of cash flows - For the six months ended June 30, 2009 and June 30, 2008.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)	June 30, 2009 (Unaudited)	December 31, 2008 (1)
ASSETS
Cash and due from banks	$43,384	$22,656
Interest-bearing due from banks	2,928	4,680
Federal funds sold	300	4,200
Total cash and cash equivalents	46,612	31,536
Securities
Available-for-sale (amortized cost $190,200 and $171,891, respectively)	187,980	174,493
Held-to-maturity (fair market value $51,818 and $59,558, respectively)	51,593	59,427
Total Securities	239,573	233,920
Loans, net of deferred fees	598,527	595,519
Allowance for loan losses	(8,210)	(8,625)
Net loans	590,317	586,894
Bank premises and equipment, at cost less allowance for depreciation	20,597	17,669
Core deposit and other intangibles	9,149	9,186
Other assets	37,053	31,932
TOTAL ASSETS	$943,301	$911,137
LIABILITIES
Deposits
Noninterest-bearing	$145,692	$118,111
Interest-bearing (including certificates of deposits over $100: 2009 - $149,490; 2008 - $107,607)	640,678	626,740
Total deposits	786,370	744,851
Federal funds purchased and securities sold under agreements to repurchase	2,431	2,645
Dividends payable	2,018	2,009
Short-term borrowings	600	294
Accounts payable and accrued liabilities	13,699	12,890
Federal Home Loan Bank Advances	34,177	41,177
TOTAL LIABILITIES	839,295	803,866
SHAREHOLDERS’ EQUITY
Common stock – $10 par value per share, 8,000,000 shares authorized; 5,530,000 and 5,580,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	55,300	55,800
Retained earnings	49,976	49,776
Accumulated other comprehensive income (loss)	(1,365)	1,600
TOTAL FIRST FARMERS CORPORATION SHAREHOLDERS’ EQUITY	103,911	107,176
Non-controlling interest	95	95
TOTAL SHAREHOLDERS’ EQUITY	104,006	107,271
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$943,301	$911,137

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Month Ended June 30,
(Unaudited)	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$7,910	$8,141	$15,777	$16,477
Income on investment securities
Taxable interest	1,119	1,775	2,445	3,301
Exempt from federal income tax	946	939	1,920	1,958
Dividends	46	53	106	106
	2,111	2,767	4,471	5,365
Other interest income	27	77	44	128
TOTAL INTEREST INCOME	10,048	10,985	20,292	21,970

INTEREST EXPENSE
Interest on deposits	2,083	2,929	4,327	6,265
Interest on other borrowings	291	193	603	244
TOTAL INTEREST EXPENSE	2,374	3,122	4,930	6,509
NET INTEREST INCOME	7,674	7,863	15,362	15,461
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	770	—	1,425	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	6,904	7,863	13,937	15,461

NONINTEREST INCOME
Trust department income	436	609	994	1,256
Service fees on deposit accounts	1,833	1,964	3,555	3,836
Other fees and commissions	156	135	240	237
Other operating income	268	290	367	413
Securities gains	527	120	2,482	1,128
TOTAL NONINTEREST INCOME	3,220	3,118	7,638	6,870

NONINTEREST EXPENSE
Salaries and employee benefits	4,143	4,296	8,313	8,579
Net occupancy expense	628	638	1,269	1,240
Furniture and equipment expense	220	275	548	502
Other operating expenses	3,179	2,798	6,086	5,500
TOTAL NONINTEREST EXPENSES	8,170	8,007	16,216	15,821
INCOME BEFORE PROVISION FOR INCOME TAXES	1,954	2,974	5,359	6,510
PROVISION FOR INCOME TAXES	229	458	926	1,246
NET INCOME	$1,725	$2,516	$4,433	$5,264

BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,547,088	5,648,732	5,560,856	5,662,428
Basic Earnings Per Share	$0.31	$0.45	$0.80	$0.93

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Six Months Ended June 30,
(Unaudited)	2009	2008
OPERATING ACTIVITIES
Net income	$4,433	$5,264
Adjustments to reconcile net income to net cash provided by operating activities
(Deficiency) excess of provision for possible loan losses over net charge-offs	(415)	311
Provision for depreciation and amortization of premises and equipment	571	526
Securities gains	(2,482)	(1,128)
Gain from disposition of fixed assets	129	—
(Gain) loss from disposition of other real estate	(6)	283
Amortization of deposit base intangibles	37	95
Amortization of investment security premiums, net of accretion of discounts	511	180
Increase in cash surrender value of life insurance contracts	(15)	(776)
Decrease (increase) in
Deferred income taxes	457	(266)
Interest receivable	(108)	444
Other assets	(3,623)	(382)
(Decrease) increase in
Interest payable	(397)	(362)
Other liabilities	1,207	2,308
Total adjustments	(4,134)	1,233
Net cash provided by operating activities	299	6,497
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	148,217	85,880
Proceeds from maturities and calls of held-to-maturity securities	7,834	7,372
Purchases of investment securities
Available-for-sale	(164,554)	(90,889)
Held-to-maturity	—	—
Net increase in loans	(3,008)	(34,382)
Proceeds from sale of other real estate	41	385
Proceeds from sale of fixed assets	—	—
Purchase of life insurance premium	(235)	(696)
Purchases of premises and equipment	(3,628)	(989)
Net cash used in investing activities	(15,333)	(33,319)
FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing deposits	41,520	22,185
Net increase in short term borrowings	90	131
(Payments) proceeds from FHLB borrowings	(7,000)	35,000
Repurchase of common stock	(2,500)	(2,768)
Cash dividends	(2,000)	(1,991)
Net cash used in financing activities	30,110	52,557
Increase in cash and cash equivalents	15,076	25,735
Cash and cash equivalents at beginning of period	31,536	35,873
Cash and cash equivalents at end of period	$46,612	$61,608

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OTHER INFORMATION

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior year amounts to maintain consistency with the current year in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARB Statement No. 51” (“SFAS 160”). This has resulted in no impact on net income and an increase of $95,000 total shareholders’ equity.

NOTE 2 – STOCK REPURCHASE

During the second quarter of 2009, the Corporation repurchased, through negotiated transactions with third-party sellers, 25,000 shares of the Corporation’s common stock at a price of $50 per share for an aggregate purchase price of $1.25 million.

NOTE 3 – FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and financial liabilities.  FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, allowed the Corporation to delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009; however, the Corporation elected to apply SFAS 157 to non-financial assets and non-financial liabilities effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”), in October 2008. SFAS 157-3 became effective immediately and did not significantly affect the methods by which the Corporation determines the fair values of its financial assets.

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

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.  These valuation methodologies were applied to all of the financial assets and financial liabilities of the Corporation and its sole wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), carried at fair value effective June 30, 2009.  If such quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

Securities sold under repurchase agreements, federal funds purchased and other borrowings — At June 30, 2009, all of the Bank’s securities sold under repurchase agreements, federal funds purchased and other borrowings (e.g., overnight borrowings from the Federal Home Loan Bank of Cincinnati (the “FHLB”)) were settled on a short-term basis, usually daily.  As a result, the fair value of the instruments approximates their carrying amount and such liabilities are classified as Level 2 within the valuation hierarchy.

Other liabilities — The Bank has certain liabilities carried at fair value.  These include future obligations pursuant to a supplemental retirement plan and proceeds of split-dollar life insurance policies.  For these obligations, the Bank discounts the anticipated future cash flows using current interest rates.  The liabilities are classified as Level 2 within the valuation hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Federal funds sold	$300	$—	$—	$300
Available-for-sale securities	—	187,980	—	187,980
Other assets	—	20,397	—	20,397
Total assets at fair value	$300	$208,377	$—	$208,677
Securities sold under repurchase agreements	—	$2,431	$—	$2,431
Other liabilities	—	5,079	—	5,079
Total liabilities at fair value	$—	$7,510	$—	$7,510

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for the second quarter of 2009 was impaired loans.

Impaired loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During the second quarter of 2009, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $15.7 million were reduced by specific valuation allowance allocations totaling $1.1 million to a total reported fair value of $14.6 million based on collateral valuations utilizing Level 3 valuation inputs.

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported as earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with certain exceptions; therefore, the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation’s consolidated financial statements.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended “SFAS 107”, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in Note 12 to the consolidated financial statements incorporated by reference into the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

The estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$43,384	$43,384	$22,656	$22,656
Interest-bearing deposits in banks	2,928	2,928	4,680	4,680
Federal funds sold	300	300	4,200	4,200
Securities available-for-sale	187,980	187,980	174,493	174,493
Securities held-to-maturity	51,593	51,818	59,427	59,558
Loans, net	590,317	590,220	586,894	591,471
Accrued interest receivable	4,439	4,439	4,331	4,331
Financial liabilities
Deposits	786,370	787,827	744,851	746,308
Federal funds purchased and securities sold under agreements to repurchase	2,431	2,431	2,645	2,645
Other short term liabilities	600	600	294	294
Accrued interest payable	1,297	1,297	1,693	1,693
Off-balance sheet credit related instruments:
Commitments to extend credit		108		108

NOTE 4 – FEDERAL HOME LOAN BANK CREDIT LINE

The Bank has a Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB dated March 31, 2008.  Advances made to the Bank under the Blanket Agreement are collateralized by FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed.  The Bank made a principal payment of $7.0 million to the FHLB on March 31, 2009.

Scheduled annual principal maturities of borrowings under this credit line as of June 30, 2009, are as follows:

2010	10,077,052
2011	7,000,000
2012	7,000,000
2013	10,100,000
Total	$34,177,052

Stock held in the FHLB totaling $3.0 million at June 30, 2009 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated March 31, 2009 with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40.0 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of June 30, 2009.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2008, the FASB issued SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 132(R)-1”).  SFAS 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under SFAS 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by SFAS 132(R)-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year ended December 31, 2009.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”).  SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. SFAS 157-4 also amended SFAS 157 to expand certain disclosure requirements. The Corporation adopted the provisions of SFAS 157-4 during the second quarter of 2009. Adoption of SFAS 157-4 did not have a significant impact on the Corporation’s financial statements.

In February 2008, the FASB issued SFAS No. 160.  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Adoption of SFAS 160 did not have a significant impact on the Corporation’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

In July 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2 and SFAS 124-2”).  SFAS 115-2 and SFAS 124-2 (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert that it has both the intent and ability to hold an impaired security until recovery.  They also require that management assert that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. Adoption of SFAS 115-2 and SFAS 124-2 did not have a significant impact on the Corporation’s financial statements.

In April 2009, the FASB issued SFAS No.107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”).  SFAS 107-1 and APB 28-1 amend SFAS 107 to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  They also amend APB No. 28, “Interim Financial Reporting” to require disclosures of summarized financial information at interim reporting periods.  Under SFAS 107-1 and APB 28-1, a publicly traded company must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by SFAS 107-1 and APB 28-1 have been included in the Corporation’s interim financial statements beginning with the second quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, the effect of recent accounting pronouncements, loan portfolio concentrations, repayment of loans by borrowers, satisfaction of capital adequacy requirements, the repayment of FHLB borrowings, adequacy of capital resources and traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; the ability of our borrowers to repay loans; adverse changes in our special mention credits; our ability to meet regulatory capital adequacy requirements; our ability to meet liquidity needs from operating activities; the accuracy of assumptions in our rate risk analysis; our ability to recognize deferred tax assets; our ability to maintain credit quality; laws and regulations affecting financial institutions in general; our ability to control factors influencing net interest income; the geographic concentration of our assets; our ability to maintain sufficient asset quality and cost controls; and other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At June 30, 2009, the consolidated total assets of the First Farmers and Merchants Corporation (the “Corporation”) were $943.3 million, its consolidated net loans were $590.3 million, its total deposits were $786.4 million and its total shareholders’ equity was $104.0 million.  The Corporation’s loan portfolio at June 30, 2009 reflected an increase of $3.4 million, or 0.6%, compared to December 31, 2008.  Total deposits increased $41.5 million and shareholders’ equity decreased 3.0% during the first six months of 2009.  Total shareholders’ equity includes an unrealized loss on available-for-sale securities of approximately $1.4 million.

FINANCIAL CONDITION

Average earning assets at June 30, 2009 were up 6.6%, or $51.7 million, from average earning assets at December 31, 2008.  Average overnight investments at June 30, 2009 were up $9.1 million compared to December 31, 2008.  Average investment securities at June 30, 2009 were down 5.9% compared to December 31, 2008, although total investment securities at June 30, 2009 were up $5.7 million compared to December 31, 2008.  Average total assets of $913.4 million at June 30, 2009 increased 6.8% or $58.1 million, compared to $855.3 million at December 31, 2008.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”).  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2009, the Bank’s investment securities portfolio had $188.0 million available-for-sale securities, which are valued at fair market value, and $51.6 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $174.5 million of available-for-sale securities and $59.4 million of held-to-maturity securities as of December 31, 2008.

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

The portfolio experienced positive loan growth for the fifth time in six quarters.  Despite this positive trend, overall loan growth has been sluggish in 2009 and remains short of forecasted growth estimates for the year.  The home equity line of credit portfolio has grown in each of the first two quarters of 2009, as it continues to provide the low-cost funding mechanism in this interest rate environment.  Although there is not an industry concentration as measured by regulatory guidelines within the Bank’s loan portfolio, the Bank currently has heavy exposure in five broad industry categories: real estate renting and leasing; religious organizations; trucking; physicians; and public administration.  These industries are monitored closely to ensure that underwriting practices, policies and loss allowance levels match the level of risk posed.  Real estate loans represented 77.0% of total loans at June 30, 2009 compared to 79.0% at June 30, 2008 and 76.6% at December 31, 2008.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  The Bank’s construction and development portfolio has shrunk dramatically in 2009, falling by $16.0 million in the last six months, as existing construction projects have been completed and few new projects have been brought online to replace them.  Construction and development loans represented only 4.8% of total loans as of June 30, 2009, compared to 9.3% at June 30, 2008.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  The allowance for possible loan and lease losses was $8.2 million, or 1.4% of gross loans and leases, at June 30, 2009, compared to $8.6 million, or 1.4%, at December 31, 2008.  Net charge-offs through June 30, 2009 were $1.8 million, which results in an annualized net charge-off ratio of 0.6%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At June 30, 2009, this process identified loans totaling $8.2 million, or 1.4% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $9.9 million, or 1.7% of the portfolio, so classified at December 31, 2008.  Loans totaling $28.2 million, or 4.7% of the portfolio, were classified as substandard at June 30, 2009, compared to loans totaling $26.1 million, or 4.4% of the portfolio, so classified at December 31, 2008.  No loans were classified as doubtful at June 30, 2009 and December 31, 2008.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Bank’s average deposits increased 7.0% during the first six months of 2009 compared to an increase of 1.1% in the first six months of 2008.  The increase results from the Bank offering more competitive rates on money market accounts.  Average total noninterest-bearing deposits were 15.4% of total deposits at June 30, 2009, contributing to the Bank’s low cost of deposits, compared to 17.1% at December 31, 2008.

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

Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.  To be “well-capitalized” under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  At June 30, 2009, the Corporation’s Tier 1, Total Capital and leverage capital ratios were 14.9%, 16.1% and 10.7%, respectively.  The ratios were 15.3%, 16.5% and 10.9%, respectively, at December 31, 2008.  As of June 30, 2009, the Bank’s Tier 1 Capital, Total Capital and leverage capital were 14.6%, 15.8%, and 10.4%, respectively, compared to 15.0%, 16.2%, and 10.6% at December 31, 2008. Management believes, as of June 30, 2009, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

LIQUIDITY AND CAPITAL RESOURCES

Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation’s primary source of liquidity has been dividends declared by the Bank.  In March 2008, the Bank obtained five advances at $7 million each from the FHLB.  The first scheduled repayment of the advances was made in March 2009.  The remaining payments will continue through 2013.   In September 2008, the Bank obtained two additional advances of $3.1 million each for a total borrowing for 2008 of $41.2 million.  The borrowings from the FHLB helped fund investment strategies to enhance the Bank’s portfolio.   Please refer to Note 4 in the notes to consolidated financial statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Bank declared a $0.365 per share dividend in the second quarter of 2009, which will be paid in the third quarter of 2009.  Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.

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

CRITICAL ACCOUNTING POLICIES

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that, in the case of the determination of the allowance for loan and lease losses (“ALLL”) and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.  As of June 30, 2009, the deferred income tax asset was $6.3 million, compared to $4.9 million at December 31, 2008, and was included with other assets on the balance sheet.

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

The total outstanding loan commitments and stand-by letters of credit in the normal course of business at June 30, 2009 were $108.3 million and $9.5 million, respectively, compared to $100.1 million and $17.1 million, respectively, at June 30, 2008.

At June 30, 2009, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

RESULTS OF OPERATIONS

Total interest income for the first six months of 2009 was $20.3 million compared to $22.0 million for the first six months of 2008 and $10.0 million for the three months ended June 30, 2009 compared to $11.0 million for the three months ended June 30, 2008.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $15.8 million, a decrease of approximately $700,000, or 4.2%, during the first six months of 2009 compared to the first six months of 2008, and $7.9 million for the three months ended June 30, 2009, a decrease of $231,000, or 2.8%, compared to the three months ended June 30, 2008.  Nominal interest earned on investment securities and other investments was $4.5 million, a decrease of approximately $894,000, or 16.7%, during the first six months of 2009 compared to the first six months of 2008, and $2.1 million for the three months ended June 30, 2009, a decrease of $656,000, or 23.7%, compared to the three months ended June 30, 2008.

Total interest expense in the first six months of 2009 was $4.9 million, a decrease of $1.6 million, or 24.3%, compared to the first six months of 2008, and $2.4 million for the three months ended June 30, 2009, a decrease of approximately $748,000 compared to the three months ended June 30, 2008.  The lower interest rates for certificates of deposits and public funds during the second quarter of 2009 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a monthly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning July 1, 2009 and ending June 30, 2010 showed a worst-case potential change to net interest income of 1.9%, or an increase in net interest income of approximately $640,000 by the end of the period.

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

The net interest margin, on a tax equivalent basis, at June 30, 2009, June 30, 2008 and December, 31, 2008 was 4.01%, 4.40% and 4.40%, respectively.

Additions of $770,000 were made to the provision for possible loan and lease losses in the second quarter of 2009 as a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as a downgrade of the credit level on a few commercial loans.

Noninterest income was $7.6 million, an increase of approximately $768,000, or 11.2%, during the first six months of 2009 compared to the first six months of 2008, and $3.2 million for the three months ended June 30, 2009, an increase of approximately $102,000 compared to the three months ended June 30, 2008.  The gains on sales of available-for-sale securities, representing $2.5 million in income, was the primary reason for the increase.

Noninterest expenses, excluding the provision for possible loan and lease losses, were approximately $395,000, or 2.5%, higher in the first six months of 2009 as compared to the first six months of 2008.  The Bank expensed approximately $750,000 for the Federal Deposit Insurance Company (“FDIC”) special assessment and also the increase in the FDIC’s regular assessment for the first six months of 2009.

The Corporation does not have any long-term debt or other long-term obligations; however, in 2008, the Bank received a $41.2 million advance from FHLB.   The scheduled $7.0 million annual principal maturities of borrowings under this credit line began in March 2009 and will end in 2013.  Please refer to Note 4 in the notes to consolidated financial statements for additional information about borrowings from the FHLB.

The Bank also leases certain of its properties.  There was not a change during the six-month period ended June 30, 2009 in the terms of these leases.

Net income for the six months ended June 30, 2009 was $4.4 million, compared to $5.3 million for the six months ended June 30, 2008.  A decrease in interest income on loans and securities contributed to the period-over-period decrease.  The Corporation earned $0.80 per share in the second quarter of 2009 and $0.93 per share in the second quarter of 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2009, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Assistant Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the second quarter of 2009:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	—		—	—	—
May 1, 2009 – May 31, 2009	—		—	—	—
June 1, 2009 – June 30, 2009	25,000	*	$50.00	—	—
Total	25,000		$50.00	—	—

*Purchased through negotiated transactions with several third-party sellers.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting for shareholders of the Corporation was held on April 21, 2009.  At the meeting, the Corporation’s shareholders voted to elect directors. At the meeting, votes were cast as follows:

	Votes For	Votes Withheld	Abstentions/Broker Non-Votes
Kenneth A. Abercrombie	3,726,860	10,832	1,842,308
James L. Bailey, Jr.	3,732,407	5,285	1,842,308
M. Darlene Baxter	3,736,704	988	1,842,308
H. Terry Cook, Jr.	3,735,892	1,800	1,842,308
Thomas Napier Gordon	3,689,310	48,382	1,842,308
Dr. O. Rebecca Hawkins	3,733,716	3,976	1,842,308
Timothy E. Pettus	3,714,137	23,555	1,842,308
Dr. Joseph W. Remke, III	3,734,608	3,084	1,842,308
Matthew M. Scoggins, Jr.	3,737,384	308	1,842,308
T. Randy Stevens	3,736,704	988	1,842,308
W. Lacy Upchurch	3,737,384	308	1,842,308
William R. Walter	3,736,492	1,200	1,842,308
Dan C. Wheeler	3,736,492	1,200	1,842,308
Dr. David S. Williams	3,735,288	2,404	1,842,308
W. Donald Wright	3,736,492	1,200	1,842,308

As indicated in the above table, Kenneth A. Abercrombie, James L. Bailey, Jr., M. Darlene Baxter, H. Terry Cook, Jr., Thomas Napier Gordon, Dr. O. Rebecca Hawkins, Timothy E. Pettus, Dr. Joseph W. Remke, III, Matthew M. Scoggins, Jr., T. Randy Stevens, W. Lacy Upchurch, William R. Walter, Dan C. Wheeler, Dr. David S. Williams and W. Donald Wright were elected as directors of the Corporation. The terms of the directors will continue until the annual meeting of shareholders in 2010, or until their respective successors are elected and qualified.

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

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date	August 7, 2009	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	August 7, 2009	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Amended and Restated By-laws. (2)

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