Form 10-Q
period 2009-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2009-11-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 5, 2009, the registrant had outstanding 5,506,993 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		December 31,
	September 30,	2008
(Dollars in Thousands, Except Per Share Data)	2009	(1)
	(Unaudited)
ASSETS
Cash and due from banks	$14,324	$22,656
Interest-bearing due from banks	6,773	4,680
Federal funds sold	10,925	4,200
Total cash and cash equivalents	32,022	31,536
Securities
Available-for-sale (amortized cost $201,998 and $171,891, respectively)	204,241	174,493
Held-to-maturity (fair market value $51,857 and $59,558, respectively)	49,903	59,427
Total securities	254,144	233,920
Loans, net of deferred fees	588,553	595,519
Allowance for loan losses	(8,548)	(8,625)
Net loans	580,005	586,894
Bank premises and equipment, at cost less allowance for depreciation	20,695	17,669
Core deposit and other intangibles	9,130	9,186
Other assets	35,478	31,932
TOTAL ASSETS	$931,474	$911,137
LIABILITIES
Deposits
Noninterest-bearing	$108,777	$118,111
Interest-bearing (including certificates of deposits over $100: 2009 - $100,092; 2008 - $107,607)	659,788	626,740
Total deposits	768,565	744,851
Federal funds purchased and securities sold under agreements to repurchase	6,386	2,645
Dividends payable	—	2,009
Short-term borrowings	432	294
Accounts payable and accrued liabilities	14,650	12,985
Federal Home Loan Bank advances	34,177	41,177
TOTAL LIABILITIES	824,210	803,961
SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,506,993 and 5,580,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	55,070	55,800
Retained earnings	50,720	49,776
Accumulated other comprehensive income	1,379	1,600
TOTAL FIRST FARMERS CORPORATION SHAREHOLDERS’ EQUITY	107,169	107,176
Non-controlling interest	95	95
TOTAL SHAREHOLDERS’ EQUITY	107,264	107,271
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$931,474	$911,137

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Month Ended
(Dollars in Thousands Except Per Share Data)	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,022	$8,202	$23,799	$24,680
Income on investment securities
Taxable interest	1,205	1,690	3,650	4,991
Exempt from federal income tax	936	924	2,855	2,882
Dividends	51	4	157	110
	2,192	2,618	6,663	7,983
Other interest income	10	106	55	234
TOTAL INTEREST INCOME	10,224	10,926	30,516	32,897

INTEREST EXPENSE
Interest on deposits	1,870	2,749	6,196	9,014
Interest on other borrowings	278	279	881	523
TOTAL INTEREST EXPENSE	2,148	3,028	7,077	9,537
NET INTEREST INCOME	8,076	7,898	23,439	23,360
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	405	50	1,830	50
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,671	7,848	21,609	23,310
			—
NONINTEREST INCOME
Trust department income	475	625	1,469	1,882
Service fees on deposit accounts	1,854	2,002	5,408	5,839
Other fees and commissions	106	91	346	328
Other operating income	225	416	592	828
Securities gains	—	177	2,482	1,305
TOTAL NONINTEREST INCOME	2,660	3,311	10,298	10,182

NONINTEREST EXPENSE
Salaries and employee benefits	4,269	4,279	12,583	12,858
Net occupancy expense	728	670	1,997	1,910
Furniture and equipment expense	285	249	833	752
Other operating expenses	3,273	2,674	9,359	8,174
TOTAL NONINTEREST EXPENSES	8,555	7,872	24,772	23,694
INCOME BEFORE PROVISION FOR INCOME TAXES	1,776	3,287	7,135	9,798
PROVISION FOR INCOME TAXES	112	450	1,038	1,696
NET INCOME	$1,664	$2,837	$6,097	$8,102

BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,522,498	5,619,027	5,547,930	5,662,428
	$0.30	$0.50	$1.10	$1.43

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Nine Months Ended September 30,
(Unaudited)	2009	2008
OPERATING ACTIVITIES
Net income	$6,097	$8,102
Adjustments to reconcile net income to net cash provided by operating activities:
Deficiency of provision for possible loan losses over net charge-offs	(77)	(25)
Provision for depreciation and amortization of premises and equipment	911	763
Securities gains	(2,482)	(1,305)
Loss from disposition of fixed assets	129	—
(Gain) loss from disposition of other real estate	(8)	300
Amortization of deposit base intangibles	56	113
Amortization of investment security premiums, net of accretion of discounts	990	223
Increase in cash surrender value of life insurance contracts	(177)	(1,141)
(Increase) decrease in Deferred income taxes	15	(304)
Interest receivable	(542)	568
Other assets	(2,115)	446
Increase (decrease) in
Interest payable	(239)	(1,035)
Other liabilities	1,999	2,767
Total adjustments	(1,540)	1,370
Net cash provided by operating activities	4,557	9,472
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	162,801	109,290
Proceeds from maturities and calls of held-to-maturity securities	9,524	11,991
Purchases of investment securities Available-for-sale	(191,416)	(112,755)
Net increase (decrease) in loans	6,966	(57,627)
Proceeds from sale of other real estate	37	406
Purchase of life insurance premium	(833)	(696)
Purchases of premises and equipment	(4,066)	(2,523)
Net cash used in investing activities	(16,987)	(51,914)
FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing deposits	23,715	20,271
Net increase (decrease) in short term borrowings	3,878	(855)
Proceeds (payments) from FHLB borrowings	(7,000)	41,177
Repurchase of Common Stock	(3,650)	(3,750)
Cash dividends	(4,027)	(3,988)
Net cash provided by financing activities	12,916	52,855
Increase in cash and cash equivalents	486	10,413
Cash and cash equivalents at beginning of period	31,536	35,873
Cash and cash equivalents at end of period	$32,022	$46,286

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OTHER INFORMATION

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.   The Corporation has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, the date the consolidated financial statement included in this Quarterly Report on Form 10-Q were issued.  Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income and an increase of $95,000 to total shareholders’ equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”.

NOTE 2 — STOCK REPURCHASE

During the third quarter of 2009, the Corporation repurchased, from third-party sellers, 23,007 shares of the Corporation’s common stock at a previously negotiated price of $50 per share for an aggregate purchase price of $1.15 million.

NOTE 3 — ACCOUNTING STANDARDS CODIFICATION

The FASB ASC became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

NOTE 4 — FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.  These valuation methodologies were applied to all of the financial assets and financial liabilities of the Corporation and its sole wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), carried at fair value effective September 30, 2009.  If such quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Federal funds sold — At September 30, 2009, all the Bank’s federal funds sold were settled overnight.  As a result, the fair value of the federal funds is their carrying amount and therefore this asset is classified as Level 1 of the valuation hierarchy.

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

Securities sold under repurchase agreements, federal funds purchased and other borrowings — At September 30, 2009, all of the Bank’s securities sold under repurchase agreements, federal funds purchased and other borrowings (e.g., overnight borrowings from the Federal Home Loan Bank of Cincinnati (the “FHLB”)) were settled on a short-term basis, usually daily.  As a result, the fair value of the instruments approximates their carrying amount and such liabilities are classified as Level 2 within the valuation hierarchy.

Other liabilities — The Bank has certain liabilities carried at fair value.  These include future obligations pursuant to a supplemental retirement plan and proceeds of split-dollar life insurance policies.  For these obligations, the Bank discounts the anticipated future cash flows using current interest rates.  The liabilities are classified as Level 2 within the valuation hierarchy.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Federal funds sold	$10,925	$—	$—	$10,925
Available-for-sale securities	—	204,241	—	204,241
Other assets	—	21,157	—	21,157
Total assets at fair value	$10,925	$225,398	$—	$236,323
Securities sold under repurchase agreements	$—	$6,386	$—	$6,386
Other liabilities	—	5,213	—	5,213
Total liabilities at fair value	$—	$11,599	$—	$11,599

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for the third quarter of 2009 was impaired loans.

Impaired loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During the third quarter of 2009, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $17.5 million were reduced by specific valuation allowance allocations totaling $1.2 million to a total reported fair value of $16.3 million based on collateral valuations utilizing Level 3 valuation inputs.

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in Note 12 to the consolidated financial statements incorporated by reference into the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

The estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$14,324	$14,324	$22,656	$22,656
Interest-bearing deposits in banks	6,773	6,773	4,680	4,680
Federal funds sold	10,925	10,925	4,200	4,200
Securities available-for-sale	204,241	204,241	174,493	174,493
Securities held-to-maturity	49,903	51,857	59,427	59,558
Loans, net	580,005	590,220	586,894	591,471
Accrued interest receivable	4,873	4,873	4,331	4,331
Financial liabilities
Deposits	768,565	770,004	744,851	746,308
Federal funds purchased and securities sold under agreements to repurchase	6,386	6,386	2,645	2,645
Other short term liabilities	432	432	294	294
Accrued interest payable	1,455	1,455	1,693	1,693
Off-balance sheet credit related instruments:
Commitments to extend credit		110		108
Stand-by letters of credit		9		11

NOTE 5 — FEDERAL HOME LOAN BANK CREDIT LINE

The Bank has a Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB dated March 31, 2008.  Advances made to the Bank under the Blanket Agreement are collateralized by FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed.  The Bank made an annual principal payment of $7.0 million to the FHLB under the Blanket Agreement on March 31, 2009.

Scheduled annual principal maturities of borrowings under this credit line as of September 30, 2009, are as follows:

2010	10,077,052
2011	7,000,000
2012	7,000,000
2013	10,100,000
Total	$34,177,052

Stock held in the FHLB totaling $3.0 million at September 30, 2009 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated March 31, 2009, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40.0 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of September 30, 2009.

NOTE 6 — SECURITIES

Securities with an amortized cost of $157.6 million at September 30, 2009, (fair value of $159.5 million at September 30, 2009), were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) if the portfolio had been liquidated on that date.  Security gains (or losses) are realized only in the event of dispositions prior to maturity.

A summary of the amortized cost and estimated fair value of securities is presented below:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2009
Available-for-sale securities
U.S. Government agencies	$85,404	$99	$706	$84,797
Mortgage backed securities	55,661	553	126	56,088
States and political subdivisions	45,554	1,947	—	47,501
Other securities	15,379	477	1	15,855
	$201,998	$3,076	$833	$204,241

Held-to-maturity securities
U.S. Government agencies	$3,027	$35	$—	$3,062
States and political subdivisions	46,876	1,935	16	48,795
	$49,903	$1,970	$16	$51,857

At September 30, 2009, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

Proceeds from the maturity, call or sale of available-for-sale securities were $162.8 million during the nine months ended September 30, 2009.  Proceeds from the maturity or call of held-to-maturity securities were $9.0 million during the nine months ended September 30, 2009.

The fair values of all securities at September 30, 2009 either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.  The information in the table below classifies the investments with unrealized losses at September 30, 2009 according to the term of the unrealized loss.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of September 30, 2009, management also had the ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely as a result of increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired because of reasons of credit quality.  Accordingly, as of September 30, 2009, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The following table presents the Bank’s investments with unrealized losses at September 30, 2009 according to the term of the unrealized loss:

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	Value	Losses	Value	Losses
Type of Security
U.S. Government agencies	$61,326	$832	$—	$—	$61,326	$832
States and political subdivisions	412	3	436	14	848	17
	$61,738	$835	$436	$14	$62,174	$849

At September 30, 2009, one of 206 state and political subdivision securities had recorded unrealized losses for a period longer than 12 months.  Because these securities, along with the corporate securities, declined in value when interest rates began to rise, and not because of the credit quality of the issuer, and because management had both the intent and ability to hold the investments, the securities were not considered other-than-temporarily impaired.

The table below shows the amortized cost and fair value of investment securities at September 30, 2009 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
September 30, 2009	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$7,082	$7,164	$1,270	1,296
Due after one year through five years	9,892	10,210	33,389	34,006
Due after five years through ten years	11,843	12,377	70,026	69,486
Due after ten years	21,086	22,106	37,755	39,467
Mortgage-backed securities	—	—	55,661	56,089
Equity Securities	—	—	3,897	3,897
Total	$49,903	$51,857	$201,998	$204,241

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

As discussed in Note 3 — Accounting Standards Codification, on July 1, 2009, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis.  Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the third quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation — Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Corporation’s financial statements beginning with the financial statements for the year ending December 31, 2009.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements. Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.  Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Corporation’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

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

EXECUTIVE OVERVIEW

At September 30, 2009, the consolidated total assets of the First Farmers and Merchants Corporation (the “Corporation”) were $931.5 million, its consolidated net loans were $580.0 million, its total deposits were $768.6 million and its total shareholders’ equity was $107.3 million.  The Corporation’s loan portfolio at September 30, 2009 reflected a decrease of $6.9 million, or 1.2%, compared to December 31, 2008.  Total deposits increased $23.7 million, or 3.2%,  and shareholders’ equity decreased by less than 0.1% during the first nine months of 2009.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of approximately $1.4 million.

FINANCIAL CONDITION

Average earning assets at September 30, 2009 were up 7.1%, or $55.1 million, from average earning assets at December 31, 2008.  Average overnight investments at September 30, 2009 were up $6.1 million compared to December 31, 2008.  Average investment securities at September 30, 2009 were down less than 1% compared to December 31, 2008, although total investment securities at September 30, 2009 were up $20.2 million compared to December 31, 2008.  Average total assets of $918.0 million at September 30, 2009 increased 7.3% or $62.7 million, compared to $855.3 million at December 31, 2008.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”).  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At September 30, 2009, the Bank’s investment securities portfolio had $204.2 million available-for-sale securities, which are valued at fair market value, and $49.9 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $174.5 million of available-for-sale securities and $59.4 million of held-to-maturity securities as of December 31, 2008.

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

The loan portfolio experienced some contraction during the third quarter, moving back into negative territory for the year.  Loan growth has been sluggish in 2009, as both the commercial and retail portfolios have experienced some deterioration in the first nine months of the year.  The Bank continues to carry a concentration in 1-4 family residential first mortgage lending, but this portfolio has been flat in the first nine months of the year.  On the commercial side, the Bank has experienced growth in the non-farm, non-residential real estate portfolio.  Over half of the Bank’s exposure is in the owner-occupied real estate, rather than commercial real estate, which is dependent on the lease, sale, or refinance of the underlying collateral.  Higher reserves are being placed against property types which are perceived to be higher risk, such as retail and multi-family real estate.

Real estate loans represented 78.6% of total loans at September 30, 2009 compared to 78.7% at September 30, 2008 and 76.6% at December 31, 2008.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  The Bank’s construction and development portfolio has decreased by $15.8 million in the last nine months, as existing construction projects have been completed and few new projects have been brought online to replace them.  Construction and development loans represented only 5.0% of total loans as of September 30, 2009, compared to 7.5% at September 30, 2008 and 8.8% at December 31, 2008. However, the Bank continues to reserve more heavily against its construction and development portfolio than any other segment of the commercial portfolio, given the comparatively high level of losses that have been incurred within this segment of the portfolio over the previous year.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated more completely quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  No reserve is placed against loans that are risk rated “1”, as these loans are all cash-secured.  A separate methodology is used for the criticized and classified portfolios (risk ratings 6-8), thus the Bank’s historical loss methodology is utilized for the pass-grade ratings (risk ratings 2-5) of the commercial portfolio.  The only areas of the commercial portfolio in which significant losses have been incurred over the past year are the construction and development and non-farm, non-residential real estate portfolios, with four-quarter gross loss rates of 3.1% and 1.0%.  Other large segments of the commercial portfolio have seen little to no charge-off activity during the past year.   The Bank’s gross loss rate for the construction and development portfolio decreased slightly in the third quarter, falling from 3.9% to 3.1%.  The level of reserves against the pass grade construction and development portfolio decreased by 2.9%.  The loss rate in the non-farm, non-residential portfolio remained unchanged in the third quarter at 1.0% .  The methodology used to reserve for the Bank’s non-farm, non-residential portfolio was modified in the second quarter.  Previously, the only differentiation made within the non-farm, non-residential portfolio was that the loans were segmented by risk rating. Beginning in the second quarter, the portfolio is also being divided by property types such as owner-occupied and “true” commercial real estate components.  Commercial real estate is further stratified by property type (e.g., office, retail, industrial/warehouse, residential, self-storage, etc).  Property types which are deemed to be higher-risk forms of lending and present the highest likelihood of credit losses now carry correspondingly higher reserves.   The allowance for possible loan and lease losses was $8.5 million, or 1.5% of gross loans and leases, at September 30, 2009, compared to $8.6 million, or 1.4%, at December 31, 2008.  Net charge-offs through September 30, 2009 were $1.9 million, which results in an annualized net charge-off ratio of 0.4%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need attention.  At September 30, 2009, this process identified loans totaling $9.2 million, or 1.6% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $9.9 million, or 1.7% of the portfolio, so classified at December 31, 2008.  Loans totaling $29.0 million, or 4.9% of the portfolio, were classified as substandard at September 30, 2009, compared to loans totaling $26.1 million, or 4.4% of the portfolio, so classified at December 31, 2008.  No loans were classified as doubtful at September 30, 2009 and December 31, 2008.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Bank’s average deposits increased 7.8% during the first nine months of 2009 compared to an increase of 2.8% in the first nine months of 2008.  The increase resulted from the Bank offering more competitive rates on money market accounts.  Average total noninterest-bearing deposits were 15.6% of total deposits at September 30, 2009, contributing to the Bank’s low cost of deposits, compared to 17.1% at December 31, 2008.

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

Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.  To be “well-capitalized” under federal bank regulations, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  At September 30, 2009, the

Corporation’s Tier 1, Total Capital and leverage capital ratios were 15.1%, 16.3% and 10.6%, respectively.  The ratios were 15.3%, 16.5% and 10.9%, respectively, at December 31, 2008.  As of September 30, 2009, the Bank’s Tier 1 Capital, Total Capital and leverage capital were 14.8%, 16.0%, and 10.3%, respectively, compared to 15.0%, 16.2%, and 10.6% at December 31, 2008. Management believes, as of September 30, 2009, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

LIQUIDITY AND CAPITAL RESOURCES

Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation’s primary source of liquidity has been dividends declared by the Bank.  In March 2008, the Bank obtained five advances at $7 million each from the FHLB.  The first scheduled repayment of the advances was made in March 2009.  The remaining payments will continue each March through 2013.   In September 2008, the Bank obtained two additional advances of $3.1 million each for a total borrowing in 2008 of $41.2 million.  The borrowings from the FHLB have been used generally for investment strategies to enhance the Bank’s portfolio.   Please refer to Note 5 in the notes to consolidated financial statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Bank declared a $0.365 per share dividend in the second quarter of 2009, which was paid in the third quarter of 2009.  Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.

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

CRITICAL ACCOUNTING POLICIES

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that, in the case of the determination of the allowance for loan and lease losses (“ALLL”) and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.  As of September 30, 2009, the deferred income tax asset was $5.0 million, compared to $4.9 million at December 31, 2008 and was included with other assets on the balance sheet.

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

The total outstanding loan commitments and stand-by letters of credit in the normal course of business at September 30, 2009 were $110.3 million and $8.9 million, respectively, compared to $110.9 million and $11.1 million, respectively, at September 30, 2008.

At September 30, 2009, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

RESULTS OF OPERATIONS

Total interest income for the first nine months of 2009 was $30.5 million compared to $32.9 million for the first nine months of 2008 and $10.2 million for the three months ended September 30, 2009 compared to $10.9 million for the three months ended September 30, 2008.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $23.8 million, a decrease of approximately $881,000, or 3.6%, during the first nine months of 2009 compared to the first nine months of 2008, and $8.0 million for the three months ended September 30, 2009, a decrease of approximately $180,000, or 2.2%, compared to the three months ended September 30, 2008.  Nominal interest earned on investment securities and other investments was $6.7 million, a decrease of $1.3 million, or 16.5%, during the first nine months of 2009 compared to the first nine months of 2008, and $2.2 million for the three months ended September 30, 2009, a decrease of approximately $426,000, or 16.3%, compared to the three months ended September 30, 2008.

Total interest expense in the first nine months of 2009 was $7.1 million, a decrease of $2.5 million, or 25.8%, compared to the first nine months of 2008, and $2.1 million for the three months ended September 30, 2009, a decrease of approximately $880,000 compared to the three months ended September 30, 2008.  The lower interest rates for certificates of deposits and public funds during the third quarter of 2009 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning October 1, 2009 and ending September 30, 2010 showed a worst-case potential change to net interest income of 2.4%, or an increase in net interest income of approximately $793,000 by the end of the period.

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

The net interest margin, on a tax equivalent basis, at September 30, 2009, September 30, 2008 and December, 31, 2008 was 4.06%, 4.36% and 4.40%, respectively.

Additions of $405,000 were made to the provision for possible loan and lease losses in the third quarter of 2009 as a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as the Bank having to downgrade the credit level on a few commercial loans.

Noninterest income was $10.3 million, an increase of approximately $116,000, or 1.1%, during the first nine months of 2009 compared to the first nine months of 2008, and $2.7 million for the three months ended September 30, 2009, a decrease of approximately $651,000 compared to the three months ended September 30, 2008.  The gains on sales of available-for-sale securities, representing $2.5 million in income, was the primary reason for the increase in the first nine months of 2009.

Noninterest expenses, excluding the provision for possible loan and lease losses was $24.8 million, an increase of $1.1 million, or 4.6%, in the first nine months of 2009 as compared to the first nine months of 2008.  The Bank expensed  $1 million for the Federal Deposit Insurance Company (“FDIC”) special assessment and also the increase in the FDIC’s regular assessment for the first nine months of 2009.

The Corporation does not have any long-term debt or other long-term obligations; however, in 2008, the Bank received a $41.2 million advance from FHLB.   The scheduled $7.0 million annual principal maturities of borrowings under this credit line began in March 2009 and will end in 2013.  Please refer to Note 5 in the notes to consolidated financial statements included in this report for additional information about borrowings from the FHLB.

The Bank also leases certain of its properties.  There was no change during the nine-month period ended September 30, 2009 in the terms of these leases.

Net income for the nine months ended September 30, 2009 was $6.1 million, compared to $8.1 million for the nine months ended September 30, 2008.  A decrease in interest income on loans and securities contributed to the period-over-period decrease.  The Corporation earned $1.10 per share in the third quarter of 2009 and $1.43 per share in the third quarter of 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2009, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the third quarter of 2009:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 — July 30, 2009	—		—	—	—
August 1, 2009 - August 31, 2009	—		—	—	—
September 1, 2009 — September 30, 2009	23,007	*	$50.00	—	—
Total	23,007		$50.00	—	—

*Purchased from a third-party seller pursuant to a previously negotiated agreement to purchase.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Amended and Restated By-laws. (2)

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date	November 6, 2009	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	November 6, 2009	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Amended and Restated By-laws. (2)

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