Form 10-K
period 2009-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2010-03-16
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was approximately $219,647,000 based on the average reported price at which the common stock was sold in transactions known to the registrant during the second quarter of 2009.

As of March 2, 2010, the registrant had outstanding 5,506,993 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2009 — Part I and II of this Report.

Proxy Statement for 2010 Annual Shareholders’ Meeting to be held on April 20, 2010 — Part III of this Report.

PART I

Item 1.  Business.

Description of Business

First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2009, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”).  Management evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area in Middle Tennessee.

The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies.  Lending activities are influenced by the general credit needs of small businesses in the Bank’s service area, competition among lenders, the level of interest rates and the availability of funds.  The Bank’s loan portfolio is comprised of commercial, commercial and residential real estate, and retail installment loans, which primarily originate within the Bank’s service area.  Deposits are the primary source of funds for the Bank.  Such deposits consist of checking accounts, regular savings deposits, negotiable order of withdrawal (“NOW”) accounts, money market accounts and market rate certificates of deposit.  Deposits are solicited from individuals and businesses in the Bank’s service area, state and local entities and, to a lesser extent, United States government entities and other depository institutions.  Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank’s service area.  All of the Corporation’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.

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

For more information regarding the business of the Corporation and the Bank, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2009 Annual Report to Shareholders (the “Annual Report to Shareholders”) attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Availability of SEC Reports

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (the “SEC”).  These reports are not available on our website, www.myfirstfarmers.com, because we have not yet updated our website to include such reports.  The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information about the Corporation that are available free of charge.  In addition, copies of our reports are available, without charge, by making a request through the “Contact Us” link on our website.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Corporation is subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies.  Nearly all aspects of the business of the Corporation are subject to specific requirements and restrictions and general regulatory oversight.  The principal objectives of state and federal laws regulating financial institutions are the maintenance of the safety and soundness of the financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Corporation.  In addition, the supervision, regulation and examination of the Corporation by the bank regulatory agencies is not intended to protect the Corporation’s shareholders.  Below is a brief summary of the regulatory environment in which the Corporation and its subsidiaries operate, but it is not designed to be a complete discussion of all statutes and regulations affecting the Corporation or its subsidiaries.

The Corporation is a bank holding company regulated under the Bank Holding Company Act of 1956 and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Corporation is required to file various reports with, and is subject to examination by, the Federal Reserve.  The Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsound practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve.  The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder.

The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.  The Bank is also subject to regulatory limitations on the amount of dividends it may declare and pay. This may limit income available to the Corporation, as the Corporation depends in part upon dividends received from the Bank to fund its activities, including the payment of dividends.

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

The Corporation owns the Bank, which is chartered under the laws of Tennessee and is a member of the Federal Reserve.  The Bank is subject to extensive state regulation and examination by the Tennessee Department of Financial Institutions, the Federal Reserve and the FDIC, which insures the deposits of state banks to the maximum extent permitted by law.  The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of the Bank’s business, their investments, the Bank’s reserves against deposits, the timing of the availability of deposited funds and the amount of loans and the amount of interest that may be charged on loans.  Various state consumer laws and regulations also affect the Bank’s operations.

The Federal Community Reinvestment Act (the “CRA”) generally requires insured depository institutions to make loans and investments and provide services that meet the credit needs of the communities they serve.  Furthermore, the CRA requires the Federal Reserve to evaluate the performance of each subsidiary bank in meeting the credit needs of their communities.  As a part of the CRA program, the Bank is subject to periodic examinations by the Federal Reserve and must maintain comprehensive records of its CRA activities.  During these examinations, the Federal Reserve rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.”  As of the last CRA examination on December 31, 2007, the Bank received an “Outstanding” rating from the Federal Reserve.

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

The Bank is required to pay quarterly FDIC deposit insurance assessments to the Deposit Insurance Fund (“DIF”).  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.

In October 2008, in an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC proposed a rule to alter the way in which it differentiates risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  The FDIC also proposed three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to two basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for certain institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by seven basis points for the assessment for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008.  Effective April 1, 2009, the FDIC made additional changes to assessment rates.  In addition, on May 22, 2009, the FDIC adopted a final rule imposing up to a 10-basis point emergency special assessment based on a bank’s Report of Condition as of June 30, 2009.  This special assessment was collected on September 30, 2009.  Additionally, as a result of increased bank failures and a decrease in the DIF, on September 29, 2009, the FDIC determined to require all insured financial institutions to prepay three years worth of insurance premiums.  The FDIC may require additional special assessment payments if the DIF balance continues to decline.  The increases in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in a continued increase in deposit insurance assessments for all banks.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Treasury (the “Secretary”) (after a recommendation by the Board of the FDIC and the Board of the Federal Reserve, and in consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC (i) will guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2009. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was ten basis points per quarter on amounts in covered accounts exceeding $250,000. The TLGP is in effect for all eligible entities that did not opt out on or before December 5, 2008.  The Company elected to participate in providing full FDIC deposit insurance coverage for non-interest bearing transaction accounts, but did not elect to participate in providing coverage for senior unsecured debt.

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

On March 23, 2009, Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Investment Program (“PPIP”).  PIPP consists of two aspects, a Legacy Loans Program and a Legacy Securities Program.  Both programs involve a partnership between the federal government and private entities to purchase non-performing or illiquid assets from the balance sheets of financial institutions.  To date, the Company has not participated in either of these programs.

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

Employees

The Corporation has no employees.  The Bank had approximately 257 full-time employees and 41 part-time employees at December 31, 2009.  Five of the Bank’s officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, a salary continuation plan, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, training programs, group life and health insurance and paid vacations.

Item 1A. Risk Factors.

An investment in our common stock involves significant risks.  The risks and uncertainties that management believes affect or could affect us are described below.  This listing should not be considered as all-inclusive.  You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this report before you decide to invest in our common stock.  References to “we,” “us,” and “our” in this section refer to the Corporation and the Bank, unless otherwise specified or unless the context otherwise requires.

Our business and credit quality may be adversely affected by conditions in the financial market.

Since mid-2007, and particularly during the second half of 2008 and throughout 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the value of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions.  Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by such institutions and defaults under contracts entered into with such entities as counterparties.  Furthermore, declining asset values, defaults on mortgages and consumer loans, and lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, cause rating agencies to lower credit rates, and otherwise increase the cost and decrease the availability of liquidity despite very significant declines in Federal Reserve borrowing rates and other government actions.  Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, because of the increased risk of default and the impact of declining asset values on the value of collateral.  The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.  In 2008, the United States government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values continued to decline and access to liquidity continues to be very limited. For further discussion related to regulatory actions, please refer to “Regulation and Supervision” in Item 1 of this Annual Report on Form 10-K.

Overall, during 2009 the business environment was unfavorable for many households and businesses in the United States and worldwide. Although the business environment in Tennessee has been better than in the United States generally, it has experienced unfavorable conditions that have had an adverse impact on our customers. It is expected that the business environment in the State of Tennessee, the United States and worldwide will continue to experience weakness and uncertainty for the foreseeable future. There can be no assurance that conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds.  The primary sources of funds of the Bank are customer deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions.  Accordingly, we may be required from time to time to rely on secondary sources of liquidity, such as FHLB advances, to meet withdrawal demands or otherwise fund operations.  While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of portfolio quality trends; changes in the nature and volume of the portfolio; present and prospective economic and business conditions, locally and nationally; management review systems and board oversight; changes in credit policy, credit administration, portfolio management and procedures; changes in personnel, management and staff; and existence and effect of any concentrations of credit.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  An increase in the allowance for loan losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.  For further discussion related to our allowance for loan losses, please refer to “Liquidity and Capital Resources — Loans and Loan Quality” and “Critical Accounting Policies — Allowance for Loan and Lease Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Our profitability depends significantly on economic conditions in the communities in the State of Tennessee where we do business.

Our success depends on the general economic conditions of the specific local markets in Middle Tennessee where we operate.  Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. A significant decline in general economic conditions could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

We are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which we conduct business, undertake new investments and activities and obtain financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in our control.  Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on our financial condition, results of operations or liquidity.  Further, federal monetary policies, particularly as implemented through the Federal Reserve, significantly affect short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our financial condition, results of operations or liquidity. For further discussion of regulations affecting us, please refer to “Regulation and Supervision” in Item 1 of this Annual Report on Form 10-K.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  For further discussion related to our management of interest rate risk, please refer to “Liquidity and Capital Resources — Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the

Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2009, the Bank maintained a main office in Columbia, Tennessee, 17 other offices  (two of which are located on real property that is leased) and 26 separate automatic teller or cash dispensing machine locations.  The Bank currently has offices throughout Middle Tennessee, in addition to the main office in Columbia, as reflected in the following table:

City	County	Offices
Bon Aqua	Hickman	1
Centerville	Hickman	1
Chapel Hill	Marshall	1
Columbia	Maury	5
Franklin	Williamson	2
Lawrenceburg	Lawrence	2
Lewisburg	Marshall	1
Loretto	Lawrence	1
Mt. Pleasant	Maury	1
Pulaski	Giles	1
Spring Hill	Maury and Williamson	1
White Bluff	Dickson	1
	Total:	18

The Bank’s offices located at S. James Campbell Boulevard, Columbia, TN and Carothers Parkway, Franklin, TN are located on property that is leased.  The Bank provides only automatic teller machine services  in Lawrenceburg at the Quik Mart on East Gaines street, the Super Stop on West Gaines street, and the Crockett Hospital; in Columbia at the Tennessee Farm Bureau, Columbia State Community College, Columbia Quik Mart on Hampshire Pike, and Maury Regional Hospital; and in Lewisburg at Marshall Plaza and On-the-Run Market at 1550 Franklin Pike.

For more information on the properties owned and leased by the Corporation and the Bank, please refer to Notes 5 and 7 to the Consolidated Financial Statements, which are included in the Corporation’s 2009 Annual Report to Shareholders in Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A discussion of the Corporation’s common stock, related shareholder matters and purchases of equity securities is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  There were no sales of unregistered securities of the Corporation.  There were no sales of stock by the Corporation during the fourth quarter of 2009.

Item 6.  Selected Financial Data.

The selected financial data, set forth in the Annual Report to Shareholders under the caption “Selected Financial Information,” is attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2009 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 2 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 3 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources — Loans and Loan Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in the Corporation’s 2009 Annual Report to Shareholders in Exhibit 13 to this Annual Report on Form 10-K and are incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is set forth in the section entitled “Liquidity and Capital Resources — Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Financial statements and supplementary data are set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements, both of which are included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and are incorporated herein by reference.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.  KraftCPAs PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.  The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, along with management’s report, are included with the Consolidated Financial Statements in the Annual Report to Shareholders under the captions “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” which are incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Corporation’s internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Corporation’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Director Nominee Information Table,” “Election of Directors,” “Executive Officers,” “Corporate Governance — Committees of the Board of Directors,” “Corporate Governance — Code of Ethics,” and “General Information — Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

(2) All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements referenced in Item 15(a)(1).

(3) Exhibits:

3.1           Charter. (1)

3.2           Articles of Amendment to Charter. (1)

3.3           Second Amended and Restated By-laws. (2)

4               Specimen Stock Certificate. (1)

10.1         Profit Sharing Plan. (3)*

10.2         First Amendment to Profit Sharing Plan. (3)*

10.3         Second Amendment to Profit Sharing Plan. (3)*

10.4         Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

10.5         Memorandum of Understanding among First Farmers and Merchants Bank, First Farmers and Merchants Corporation and Waymon L. Hickman, dated as of April 8, 2008. (4)*

10.6         Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (5)*

10.7         Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (5)*

10.8         Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(4)*

10.9         First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.10       Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (4)*

10.11       First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (4)*

10.12       First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.13       Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.14       Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.15       First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (4)*

10.16       First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.17       Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.18       First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (4)*

10.19       Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (4)*

10.20       Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (4)*

10.21       First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.22       First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

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

(2)           Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K,  as filed with the Securities and Exchange Commission on December 21, 2009 (File Number 000-10972).

(3)           Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 19, 2004 (File Number 000-10972).

(4)           Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009 (File Number 000-10972).

(5)           Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2007 (File Number 000-10972).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By	/s/ T. Randy Stevens
T. Randy Stevens
Chief Executive Officer

Date:	March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / PATRICIA P. BEARDEN	Assistant Treasurer	March 16, 2010
Patricia P. Bearden	(Principal Financial Officer and Principal Accounting Officer)

/s / KENNETH A. ABERCROMBIE	Director	March 16, 2010
Kenneth A. Abercrombie

/s/ JAMES L. BAILEY, JR.	Director	March 16, 2010
James L. Bailey, Jr.

/s/ M. DARLENE BAXTER	Director	March 16, 2010
M. Darlene Baxter

/s/ H. TERRY COOK, JR.	Director	March 16, 2010
H. Terry Cook, Jr.

/s/ TOM NAPIER GORDON	Director	March 16, 2010
Tom Napier Gordon

/s/ O. REBECCA HAWKINS	Director	March 16, 2010
O. Rebecca Hawkins

/s/ TIMOTHY E. PETTUS	Director	March 16, 2010
Timothy E. Pettus

/s/ JOSEPH W. REMKE, III	Director	March 16, 2010
Joseph W. Remke, III

/s/ MATTHEW M. SCOGGINS, JR.	Director	March 16, 2010
Matthew M. Scoggins, Jr.

/s/ T. RANDY STEVENS, III	Director, Chief Executive Officer	March 16, 2010
T. Randy Stevens, III	(Principal Executive Officer)

/s/ W. LACY UPCHURCH	Director	March 16, 2010
W. Lacy Upchurch

/s/ WILLIAM R. WALTER	Director	March 16, 2010
William R. Walter

/s/ DAN C. WHEELER	Director	March 16, 2010
Dan C. Wheeler

/s/ DAVID S. WILLIAMS	Director	March 16, 2010
David S. Williams

/s/ W. DONALD WRIGHT	Director	March 16, 2010
W. Donald Wright

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated By-laws. (2)

4	Specimen Stock Certificate. (1)

10.1	Profit Sharing Plan. (3)*

10.2	First Amendment to Profit Sharing Plan. (3)*

10.3	Second Amendment to Profit Sharing Plan. (3)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

10.5	Memorandum of Understanding among First Farmers and Merchants Bank, First Farmers and Merchants Corporation and Waymon L. Hickman, dated as of April 8, 2008. (4)*

10.6	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (5)*

10.7	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (5)*

10.8	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(4)*

10.9	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.10	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (4)*

10.11	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (4)*

10.12	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.13	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.14	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.15	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (4)*

10.16	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.17	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.18	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (4)*

10.19	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (4)*

10.20	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (4)*

10.21	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.22	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

13	Annual Report to Shareholders.

21	List of Subsidiaries.

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

(2)           Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K,  as filed with the Securities and Exchange Commission on December 21, 2009 (File Number 000-10972).

(3)           Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 19, 2004 (File Number 000-10972).

(4)           Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009 (File Number 000-10972).

(5)           Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2007 (File Number 000-10972).