Form 10-Q
period 2010-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2010-05-10
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 5, 2010, the registrant had 5,489,213 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(1)
ASSETS
Cash and due from banks	$14,124	$11,181
Interest-bearing due from banks	4,873	5,557
Federal funds sold	19,550	16,725
Total cash and cash equivalents	38,547	33,463
Securities
Available-for-sale (amortized cost $237,422 and $207,027, respectively)	238,736	208,238
Held-to-maturity (fair market value $43,685 and $48,722, respectively)	42,432	47,613
Total Securities	281,168	255,851
Loans, net of deferred fees	573,376	576,655
Allowance for loan and lease losses	(9,102)	(8,929)
Net loans	564,274	567,726
Bank premises and equipment, at cost less allowance for depreciation	20,533	20,625
Core deposit and other intangibles	9,093	9,111
Other assets	49,173	48,252
TOTAL ASSETS	$962,788	$935,028
LIABILITIES
Deposits
Noninterest-bearing	$116,239	$116,157
Interest-bearing (including certificates of deposits over $100: 2010 - $102,674; 2009 - $97,572)	694,855	656,168
Total deposits	811,094	772,325
Federal funds purchased and securities sold under agreements to repurchase	3,687	5,856
Dividends payable	—	2,038
Short-term borrowings	438	414
Accounts payable and accrued liabilities	12,732	13,045
Federal Home Loan Bank Advances	27,177	34,177
TOTAL LIABILITIES	855,128	827,855
SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,489,213 and 5,506,993 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	54,892	55,070
Retained earnings	51,865	51,264
Accumulated other comprehensive income	808	744
TOTAL SHAREHOLDERS’ EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	107,565	107,078
Noncontrolling interest - preferred stock of subsidiary	95	95
	107,660	107,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$962,788	$935,028

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(Dollars in Thousands Except Per Share Data)	March 31,
(Unaudited)	2010	2009

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$7,874	$7,867
Income on investment securities
Taxable interest	1,184	1,326
Exempt from federal income tax	896	974
Dividends	47	60
	2,127	2,360
Other interest income	18	17
TOTAL INTEREST INCOME	10,019	10,244

INTEREST EXPENSE
Interest on deposits	1,653	2,244
Interest on other borrowings	274	312
TOTAL INTEREST EXPENSE	1,927	2,556
NET INTEREST INCOME	8,092	7,688
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	1,086	655
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,006	7,033

NONINTEREST INCOME
Trust department income	560	558
Service fees on deposit accounts	1,609	1,722
Other fees and commissions	115	84
Other operating income	51	99
Securities gains	503	1,955
TOTAL NONINTEREST INCOME	2,838	4,418

NONINTEREST EXPENSE
Salaries and employee benefits	4,116	4,170
Net occupancy expense	641	641
Furniture and equipment expense	258	328
Other operating expenses	3,705	2,907
TOTAL NONINTEREST EXPENSES	8,720	8,046
INCOME BEFORE PROVISION FOR INCOME TAXES	1,124	3,405
PROVISION FOR INCOME TAXES	(68)	697
Net income before noncontrolling interest - dividends on preferred stock of subsidiary	$1,192	$2,708
Noncontrolling interest - dividends on preferred stock of subsidiary	$—	$—
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$1,192	$2,708
BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,504,030	5,574,778
	$0.22	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three months ended March 31,
(Dollars in Thousands)	2010	2009
OPERATING ACTIVITIES
Net income available for common shareholders	$1,192	$2,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Excess of provision for possible loan losses over net charge-offs	1,086	655
Provision for depreciation and amortization of premises and equipment	289	264
Securities gains	(502)	(1,955)
Loss from disposition of fixed assets	—	110
Gain from disposition of other real estate	(49)	—
Amortization of deposit base intangibles	19	18
Amortization of investment security premiums, net of accretion of discounts	393	208
Increase in cash surrender value of life insurance contracts	(248)	(151)
(Increase) decrease in Deferred income taxes	(56)	25
Interest receivable	(631)	112
Other real estate owned	(549)	—
Other assets	(340)	(503)
Increase (decrease) in Interest payable	22	(220)
Other liabilities	(335)	1,488
Total adjustments	(901)	51
Net cash provided by operating activities	291	2,759
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	51,592	91,847
Proceeds from maturities and calls of held-to-maturity securities	5,181	1,801
Purchases of investment securities
Available-for-sale	(81,877)	(86,634)
Held-to-maturity	—	(400)
Net increase in loans	2,366	11,100
Proceeds from sale of foreclosed assets	910	—
Purchase of life insurance premium	—	(235)
Purchases of premises and equipment	(197)	(3,236)
Net cash provided by (used in) investing activities	(22,025)	14,243
FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing deposits	38,769	13,224
Net (decrease) increase in short-term borrowings	(2,145)	411
Payments to FHLB borrowings	(7,000)	(7,000)
Repurchase of common stock	(768)	(1,250)
Cash dividends paid on common stock	(2,038)	(2,009)
Net cash provided by (used in) financing activities	26,818	3,376
Increase (decrease) in cash and cash equivalents	5,084	20,378
Cash and cash equivalents at beginning of period	33,463	31,536
Cash and cash equivalents at end of period	$38,547	$51,914

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Management has evaluated all significant events and transactions that occurred through May 6, 2010, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 — STOCK REPURCHASE

During the first quarter of 2010, the Corporation repurchased, from third-party sellers, 17,780 shares of the Corporation’s common stock at a previously negotiated price of $43.20 per share for an aggregate purchase price of $768,000.

NOTE 3 — FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Assets measured at fair value on a recurring basis comprised the following at March 31, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of:
U.S. government agencies	$143,530	$—	$143,530	$—
States and political subdivisions	50,491	—	50,491	—
Residential mortgage-backed securities	25,258	—	25,258	—
Other domestic debt securities	15,561	—	15,561	—
Equity securities	3,896	—	3,896	—
Total available-for-sale securities	$238,736	$—	$238,736	$—

The fair values used by the Corporation are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for the first quarter of 2010 was impaired loans.

Impaired loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During the first quarter of 2010, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $17.5 million were reduced by specific valuation allowance allocations totaling $1.2 million to a total reported fair value of $16.3 million based on collateral valuations utilizing Level 3 valuation inputs.

Non-Financial Assets and Non-Financial Liabilities — The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis.  Certain  non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During the first quarter of 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan and lease losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value totaled $9.6 million (utilizing Level 2 valuation inputs) at March 31, 2010.

The table below presents the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in

Note 12 to the consolidated financial statements incorporated by reference into the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

The estimated fair values of financial instruments were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$14,124	$14,124	$11,181	$11,181
Interest-bearing deposits in banks	4,873	4,873	5,557	5,557
Federal funds sold	19,550	19,550	16,725	16,725
Securities available-for-sale	238,736	238,736	208,238	208,238
Securities held-to-maturity	43,685	43,685	47,613	48,722
Loans, net	564,274	571,893	567,726	570,975
Accrued interest receivable	5,080	5,080	4,449	4,449
Financial liabilities
Deposits	811,094	812,488	744,851	773,710
Federal funds purchased and securities sold under agreements to repurchase	3,687	3,687	5,856	5,856
Other short term liabilities	438	438	414	414
FHLB borrowings	27,177	28,131	34,177	38,616
Accrued interest payable	1,206	1,206	1,184	1,184
Off-balance sheet credit related instruments:
Commitments to extend credit		108		103

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.  These valuation methodologies were applied to all of the financial assets and financial liabilities of the Corporation and its sole wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), carried at fair value effective March 31, 2010.  If such quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Loans:  The fair value of portfolio loans assumes sale of the notes to a third party financial investor.  Accordingly, this value is not necessarily the value to the Corporation if the notes were held to maturity.  The Corporation considered interest rate, credit and market factors in estimating the fair value of loans.  In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.

Deposits:  The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities.

FHLB Borrowings:  The fair value of FHLB borrowings is estimated using discounted cash flow analysis based on rates currently available to the Corporation for borrowings with similar terms.

NOTE 4 — FEDERAL HOME LOAN BANK CREDIT LINE

The Bank has a Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB dated March 31, 2008.  Advances made to the Bank under the Blanket Agreement are collateralized by FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed.  The Bank made an annual principal payment of $7.0 million to the FHLB under the Blanket Agreement on each of March 31, 2009 and March 31, 2010.

Scheduled principal maturities of borrowings under this credit line as of March 31, 2010, are as follows (dollars in thousands):

2010	$3,077
2011	7,000
2012	7,000
2013	10,100
Total	$27,177

Stock held in the FHLB totaling $3.0 million at March 31, 2010 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated March 31, 2009, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40.0 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of March 31, 2010.

NOTE 5 — SECURITIES

Securities with an amortized cost of $188.3 million at March 31, 2010, (fair value of $189.0 million at March 31, 2010), were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) if the portfolio had been liquidated on that date.  Security gains (or losses) are realized only in the event of dispositions prior to maturity.

A summary of the amortized cost and estimated fair value of securities at March 31, 2010 is as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2010
Available-for-sale securities
U.S. Government agencies	$143,825	$156	$451	$143,530
Mortgage backed securities	25,207	185	135	25,257
States and political subdivisions	49,527	1,114	149	50,492
Other securities	18,863	598	4	19,457
	$237,422	$2,053	$739	$238,736

Held-to-maturity securities
States and political subdivisions	$42,432	$1,296	$43	$43,685
	$42,432	$1,296	$43	$43,685

At March 31, 2010, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

Proceeds from the maturity, call or sale of available-for-sale securities were $51.6 million during the three months ended March 31, 2010.  Proceeds from the maturity or call of held-to-maturity securities were $93.6 million during the three months ended March 31, 2009.

The fair values of all securities at March 31, 2010 either equaled or exceeded the cost of those securities, or the fair value is considered temporary.  The information in the table below classifies the investments with unrealized losses at March 31, 2010 according to the term of the unrealized loss.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of March 31, 2010, management also had the ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely as a result of increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired because of reasons of credit quality.  Accordingly, as of March 31, 2010, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The following table presents the Bank’s investments with unrealized losses at March 31, 2010 according to the term of the unrealized loss:

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Type of Security
U.S. Government agencies	$91,285	$586	$—	$—	$91,285	$586
States and political subdivisions	8,497	162	419	31	8,916	193
Corporate bonds	1,497	4	—	—	1,497	4
	$101,279	$752	$419	$31	$101,698	$783

At March 31, 2010, one of 198 state and political subdivision securities had recorded unrealized losses for a period longer than 12 months.  Because these securities, along with the corporate securities, declined in value when interest rates began to rise, and not because of the credit quality of the issuer, and because management had both the intent and ability to hold the investments, the securities were not considered other-than-temporarily impaired.

The table below shows the amortized cost and fair value of investment securities at March 31, 2010 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair	Yield
(Dollars in Thousands)	Cost	Value	(Unaudited)
Available-for-sale securities
U.S. Government agencies
Within one year	$10,000	$10,006	3.7%
After one but within five years	48,841	48,702	1.5%
After five but within ten years	84,984	84,822	3.2%
Mortgage backed securities
Within one year	2,088	2,099	1.5%
After one but within five years	18,285	18,246	2.6%
After five but within ten years	4,833	4,912	3.8%
States and political subdivisions
Within one year	405	409	8.3%
After one but within five years	6,432	6,667	3.8%
After five but within ten years	3,765	3,807	5.5%
After ten years	38,925	39,609	5.9%
Other securities
Within one year	1,697	1,738	4.5%
After one but within five years	12,510	13,015	3.7%
After five but within ten years	761	808	4.5%
After ten years	3,896	3,896	3.4%
	$237,422	$238,736
Held-to-maturity securities
U.S. Government agencies
States and political subdivisions
Within one year	1,520	1,523	8.1%
After one but within five years	9,928	10,264	6.8%
After five but within ten years	10,815	11,233	6.9%
After ten years	20,169	20,665	6.2%
	$42,432	$43,685

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  This ASU requires fair value disclosures to be disaggregated below line items in the statement of financial position.  It clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates.  It also requires entities to disclose any significant transfers between Levels 1, 2, and 3 during a reporting period and the reasons the transfers were made.  These disclosures have been included in this quarterly report on Form 10-Q, as appropriate.

On January 1, 2010, ASU No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets became effective.  This ASU removed the concept of a qualifying special-purpose entity from generally accepted accounting principles and changed the requirements for derecognizing financial assets.  Upon adoption of the ASU, the Bank had no change in its balance sheet or required capital because off-balance sheet financing is not used.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, impairment of securities, maturity of securities, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, FHLB borrowings, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity need, the sufficiency of our allowance for loan losses, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, the liquidity of the Corporation’s common stock, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2010, the consolidated total assets of First Farmers and Merchants Corporation (the “Corporation”) were $962.8 million, its consolidated net loans were $564.3 million, its total deposits were $811.1 million and its total shareholders’ equity was $107.7 million.  The Corporation’s loan portfolio at March 31, 2010 reflected a decrease of $3.3 million, or 0.6%, compared to December 31, 2009.  Total deposits increased $38.8 million, or 5.0%, and shareholders’ equity increased by less than 0.5% during the first three months of 2010.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of approximately $808,000.

FINANCIAL CONDITION

Average earning assets at March 31, 2010 were up 1.6%, or $13.7 million, from average earning assets at December 31, 2009.  Average overnight investments at March 31, 2010 were up $7.8 million compared to December 31, 2009.  Average investment securities at March 31, 2010 were up 7.5% compared to December 31, 2009.  Average total assets of $950.0 million at March 31, 2010 increased 3.0% or $27.4 million, compared to $922.6 million at December 31, 2009.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”).  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2010, the Bank’s investment securities portfolio had $238.7 million available-for-sale securities, which are valued at fair market value, and $42.4 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $208.2 million of available-for-sale securities and $47.6 million of held-to-maturity securities as of December 31, 2009.

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

The loan portfolio contracted slightly during the first quarter, making this the third consecutive quarterly decline in loans outstanding.  Loan growth has been sluggish in 2010, as both the commercial and retail portfolios have experienced some deterioration in the first three months of the year.  The Bank continues to carry a concentration in 1-4 family residential first mortgage lending, but this portfolio contracted in the first three months of 2010.  On the commercial side, the Bank continues to experience growth in the non-farm, non-residential real estate portfolio.  Over half of the Bank’s exposure is in owner-occupied real estate, rather than commercial real estate, which is dependent on the lease, sale, or refinance of the underlying collateral.  Higher reserves are being placed against property types which are perceived to be higher risk, such as retail and multi-family real estate.

Real estate loans represented 80.2% of total loans at March 31, 2010 compared to 77.2% at March 31, 2009 and 79.5% at December 31, 2009.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  The Bank’s construction and development portfolio has decreased by $5.2 million in the last three months, as existing construction projects have been completed and few new projects have come in to replace them.  Construction and development loans represented only 6.1% of total loans as of March 31, 2010, compared to 7.1% at March 31, 2009 and 6.7% at December 31, 2009. However, the Bank continues to reserve more heavily against its construction and development portfolio than any other segment of the commercial portfolio, given the comparatively high level of losses that have been incurred within this segment of the portfolio over the previous year.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated in more detail quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  No reserve is placed against loans that are risk rated “1”, as these loans are all cash-secured.  A separate methodology is used for the criticized and classified portfolios (risk ratings 6-8), and the Bank’s historical loss methodology is utilized for the pass-grade ratings (risk ratings 2-5) of the commercial portfolio.  Several smaller segments of the commercial portfolio saw increasing loss rates in the first quarter.    Property types which are deemed to be higher-risk forms of collateral and present the highest likelihood of credit losses now carry correspondingly higher reserves.   The allowance for possible loan and lease losses was $9.1 million, or 1.6% of gross loans and leases, at March 31, 2010, compared to $8.9 million, or 1.5%, at December 31, 2009.  Net charge-offs through March 31, 2010 were approximately $913,000, which results in an annualized net charge-off ratio of 0.6%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, assignment of  credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need special attention.  At March 31, 2010, this process identified loans totaling $8.8 million, or 1.5% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $8.7 million, or 1.5% of the portfolio, so classified at December 31, 2009.  Loans totaling $23.8 million, or 4.2% of the portfolio, were classified as substandard at March 31, 2010, compared to loans totaling $25.5 million, or 4.4% of the portfolio, so classified at December 31, 2009.  Loans totaling $3.8 million, or 0.7% of the portfolio, were classified as doubtful at March 31, 2010, compared to no loans at December 31, 2009.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Bank’s average deposits increased 3.9% during the first three months of 2010 compared to an increase of 6.8% in the first three months of 2009.  Average total noninterest-bearing deposits were 14.3% of total deposits at March 31, 2010, contributing to the Bank’s low cost of deposits, compared to 15.1% at December 31, 2009.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the financial condition of the Corporation and the Bank.  Federal regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the Board of Governors of the Federal Reserve System to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Tier 1 Capital and Total Capital (Tier 1 plus Tier 2 Capital) to risk-weighted assets and of Tier 1 Capital to average total assets (leverage capital ratio).   Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) is considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.  To be “well-capitalized” under federal bank regulations, a bank must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a leverage capital ratio of at least 5%.  As of March 31, 2010, the Bank’s Tier 1 Capital, Total Capital and leverage capital ratios were 14.5%, 15.8%, and 10.1%, respectively, compared to 14.6%, 15.8%, and 10.2% at December 31, 2009. At March 31, 2010, the Corporation’s Tier 1, Total Capital and leverage capital ratios were 14.9%, 16.1% and 10.4%, respectively.  The ratios were 14.9%, 16.2% and 10.5%, respectively, at December 31, 2009.  Management believes, as of March 31, 2010, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

LIQUIDITY AND CAPITAL RESOURCES

Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation’s primary source of liquidity has been dividends declared by the Bank.  In March 2008, the Bank obtained five advances at $7 million each from the FHLB.  The first two scheduled repayment of the advances were made in March 2009 and March 2010.  The remaining payments will continue each March through 2013.   In September 2008, the Bank obtained two additional advances of $3.1 million each for a total borrowing in 2008 of $41.2 million.  The borrowings from the FHLB have been used generally for investment strategies to enhance the Bank’s portfolio.   Please refer to Note 5 in the notes to consolidated financial statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Bank declared a $0.37 per share dividend in the fourth quarter of 2009, which was paid in the first quarter of 2010.  Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.

The Bank’s formal asset and liability management process is used to manage interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each quarter, the Bank’s Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.

CRITICAL ACCOUNTING POLICIES

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that with respect to the determination of the allowance for loan and lease losses (“ALLL”) and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.  As of March 31, 2010 and December 31, 2009, the deferred income tax asset was $5.5 million and was included with other assets on the balance sheet.

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

These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group consists of pools of homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of the Bank’s loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for an impaired loan is based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  Management has implemented procedures that give more detailed historical data by category of retail and consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those financial instruments.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the loan commitment contract.  Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at March 31, 2010 were $108.4 million and $8.5 million, respectively, compared to $100.4 million and $9.3 million, respectively, at March 31, 2009.

At March 31, 2010, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

RESULTS OF OPERATIONS

Total interest income for the first three months of 2010 was $10.0 million compared to $10.2 million for the first three months of 2009.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $7.9 million, a slight increase of approximately $7,000, or 0.1%, during the first three months of 2010 compared to the first three months of 2009.  Nominal interest earned on investment securities and other investments was $2.1 million, a decrease of approximately $233,000, or 10.0%, during the first three months of 2010 compared to the first three months of 2009.

Total interest expense in the first three months of 2010 was $1.9 million, a decrease of approximately $629,000, or 24.6%, compared to the first three months of 2009.  The lower interest rates for certificates of deposits and public funds during the first quarter of 2010 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 12-month period beginning April 1, 2010 and ending March 31, 2011 showed a worst-case potential change to net interest income of 7.0%, or a decrease in net interest income of $2.2 million by the end of the period.

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

The net interest margin, on a tax equivalent basis, at March 31, 2010, March 31, 2009 and December, 31, 2009 was 4.11%, 4.01% and 4.10%, respectively.

Additions of $1.1 million were made to the provision for possible loan and lease losses in the first quarter of 2010 as a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as the Bank having to downgrade the credit level on a few commercial loans.

Noninterest income was $2.8 million, a decrease of $1.6 million, or 35.8%, during the first three months of 2010 compared to the first three months of 2009.  The gains on sales of available-for-sale securities, representing approximately $503,000 in income during the first three months in 2010, compared to gains on sales of available-for-sale securities, representing $2.0 million in first quarter 2009, were the primary reason for the variance in the first three months of 2010.

Noninterest expense, excluding the provision for possible loan and lease losses was $8.7 million, an increase of approximately $674,000, or 8.4%, in the first three months of 2010 as compared to the first three months of 2009.  One of the reasons for the higher expense was the Federal Deposit Insurance Company (“FDIC”) assessment.  The Bank expensed approximately $350,000 for the FDIC assessment during the first three months of 2010 compared to approximately $30,000 expensed for the first three months in 2009.  Another reason for the higher noninterest expense in 2010 was the increased write downs of other real estate for the first quarter of 2010.  The Bank has approximately $234,000 in 2010, compared to only approximately $2,000 in 2009.

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

The Bank also leases a certain number of its properties.  There was no change during the three-month period ended March 31, 2010 in the terms of these leases.

Net income for the three months ended March 31, 2010 was $1.2 million, compared to $2.7 million for the three months ended March 31, 2009.  An increase in operating expenses contributed to the period-over-period decrease.  The Corporation earned $0.22 per share in the first quarter of 2010 and $0.49 per share in the first quarter of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2010, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the first quarter of 2010:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 — January 31, 2010	—		—	—	—
February 1, 2010 — February 28, 2010	—		—	—	—
March1, 2010 — March 31, 2010	17,780	*	$43.20	—	—
Total	17,780		$43.20	—	—

*Purchased from several third-party sellers pursuant to previously negotiated agreements to purchase.

Item 6.  Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated By-laws. (2)

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

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date	May 10, 2010	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	May 10, 2010	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated By-laws. (2)

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