Form 10-Q
period 2010-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2010-08-06
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 5, 2010, the registrant had 5,487,713 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(1)
ASSETS
Cash and due from banks	$15,364	$11,181
Interest-bearing due from banks	3,959	5,557
Federal funds sold	27,500	16,725
Total cash and cash equivalents	46,823	33,463
Securities
Available-for-sale (amortized cost $209,730 and $207,027, respectively)	212,392	208,238
Held-to-maturity (fair market value $41,685 and $48,722, respectively)	40,678	47,613
Total securities	253,070	255,851
Loans, net of deferred fees	573,293	576,655
Allowance for loan and lease losses	(9,337)	(8,929)
Net loans	563,956	567,726
Bank premises and equipment, at cost less allowance for depreciation	21,900	20,625
Core deposit and other intangibles	9,074	9,111
Other assets	49,224	48,252
TOTAL ASSETS	$944,047	$935,028

LIABILITIES
Deposits
Noninterest-bearing	$122,543	$116,157
Interest-bearing (including certificates of deposits over $100: 2010 - $104,704; 2009 - $97,572)	664,841	656,168
Total deposits	787,384	772,325
Federal funds purchased and securities sold under agreements to repurchase	4,996	5,856
Dividends payable	2,030	2,038
Short-term borrowings	420	414
Accounts payable and accrued liabilities	13,706	13,045
Federal Home Loan Bank Advances	27,177	34,177
TOTAL LIABILITIES	835,713	827,855

SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,487,713 and 5,506,993 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	54,877	55,070
Retained earnings	51,725	51,264
Accumulated other comprehensive income	1,637	744
TOTAL SHAREHOLDERS’ EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	108,239	107,078
Noncontrolling interest - preferred stock of subsidiary	95	95
	108,334	107,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$944,047	$935,028

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(Dollars in Thousands Except Per Share Data)	June 30,		June 30,
(Unaudited)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$8,058	$7,910	$15,932	$15,777
Income on investment securities
Taxable interest	1,173	1,119	2,357	2,445
Exempt from federal income tax	878	946	1,774	1,920
Dividends	55	46	102	106
	2,106	2,111	4,233	4,471
Other interest income	10	27	28	44
TOTAL INTEREST INCOME	10,174	10,048	20,193	20,292

INTEREST EXPENSE
Interest on deposits	1,535	2,083	3,188	4,327
Interest on other borrowings	250	291	524	603
TOTAL INTEREST EXPENSE	1,785	2,374	3,712	4,930
NET INTEREST INCOME	8,389	7,674	16,481	15,362
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	405	770	1,491	1,425
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,984	6,904	14,990	13,937
	—		—	—
NONINTEREST INCOME
Trust department income	465	436	1,025	994
Service fees on deposit accounts	1,797	1,833	3,406	3,555
Other fees and commissions	142	156	257	240
Other operating (loss) income	(112)	267	(61)	367
Securities (loss) gains	(1)	528	502	2,482
TOTAL NONINTEREST INCOME	2,291	3,220	5,129	7,638
	—		—	—
NONINTEREST EXPENSE
Salaries and employee benefits	4,064	4,143	8,180	8,313
Net occupancy expense	673	628	1,314	1,269
Furniture and equipment expense	274	220	532	548
Other operating expenses	3,128	3,179	6,833	6,086
TOTAL NONINTEREST EXPENSES	8,139	8,170	16,859	16,216
INCOME BEFORE PROVISION FOR INCOME TAXES	2,136	1,954	3,260	5,359
PROVISION FOR INCOME TAXES	196	229	128	926
Net income before noncontrolling interest - dividends on preferred stock of subsidiary	$1,940	$1,725	$3,132	$4,433
Noncontrolling interest - dividends on preferred stock of subsidiary	$—	$—	$—	$—
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$1,940	$1,725	$3,132	$4,433

BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,487,729	5,547,088	5,495,835	5,560,856
	$0.35	$0.31	$0.57	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(Dollars in Thousands)	2010	2009
OPERATING ACTIVITIES
Net income available for common shareholders	$3,132	$4,433
Adjustments to reconcile net income to net cash provided by operating activities
Excess (deficiency) of provision for possible loan and lease losses over net charge-offs	1,491	(415)
Provision for depreciation and amortization of premises and equipment	605	571
Securities gains	(502)	(2,482)
Loss from disposition of fixed assets	—	129
Loss (gain) from disposition of other real estate	268	(6)
Amortization of deposit base intangibles	37	37
Amortization of investment security premiums, net of accretion of discounts	870	511
Increase in cash surrender value of life insurance contracts	(434)	(15)
(Increase) decrease in
Deferred income taxes	(467)	457
Interest receivable	360	(108)
Other real estate owned	(2,802)	(3,623)
Other assets	413	—
(Decrease) increase in
Interest payable	(65)	(397)
Other liabilities	726	1,207
Total adjustments	500	(4,134)
Net cash provided by operating activities	3,632	299
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	95,732	148,217
Proceeds from maturities and calls of held-to-maturity securities	6,905	7,834
Purchases of investment securities
Available-for-sale	(98,772)	(164,554)
Held-to-maturity	—	—
Net increase (decrease) in loans	2,280	(3,008)
Proceeds from sale of foreclosed assets	1,597	41
Purchase of life insurance premium	(468)	(235)
Purchases of premises and equipment	(1,880)	(3,628)
Net cash provided by (used in) investing activities	5,394	(15,333)
FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing deposits	15,059	41,520
Net (increase) decrease in short term borrowings	(854)	90
Payments to FHLB borrowings	(7,000)	(7,000)
Repurchase of common stock	(833)	(2,500)
Cash dividends paid on common stock	(2,038)	(2,000)
Net cash provided by financing activities	4,334	30,110
Increase in cash and cash equivalents	13,360	15,076
Cash and cash equivalents at beginning of period	33,463	31,536
Cash and cash equivalents at end of period	$46,823	$46,612

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Management has evaluated all significant events and transactions that occurred through August 5, 2010, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 — STOCK REPURCHASE

During the second quarter of 2010, the Corporation repurchased, from third-party sellers, 1,500 shares of the Corporation’s common stock at a previously negotiated price of $43.20 per share for an aggregate purchase price of $64,800.

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

Assets measured at fair value on a recurring basis comprised the following at June 30, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value 6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Obligations of:
U.S. Government agencies	$114,889	$—	$114,889	$—
States and political subdivisions	50,008	—	50,008	—
Residential mortgage-backed securities	27,549	—	27,549	—
Other domestic debt securities	16,049	—	16,049	—
Equity securities	3,897	—	3,897	—
Total available-for-sale securities	$212,392	$—	$212,392	$—

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

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for the second quarter of 2010 was impaired loans.

Impaired loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During the second quarter of 2010, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation to the allowance for possible loan and lease losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $20.7 million were reduced by specific valuation allowance allocations totaling $1.9 million to a total reported fair value of $18.8 million based on collateral valuations utilizing Level 3 valuation inputs.

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

During the second quarter of 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan and lease losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value totaled $10.9 million (utilizing Level 2 valuation inputs) at June 30, 2010.

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

The estimated fair values of financial instruments were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$15,364	$15,364	$11,181	$11,181
Interest-bearing deposits in banks	3,959	3,959	5,557	5,557
Federal funds sold	27,500	27,500	16,725	16,725
Securities available-for-sale	212,392	212,392	208,238	208,238
Securities held-to-maturity	40,678	41,685	47,613	48,722
Loans, net	563,956	573,879	567,726	570,975
Accrued interest receivable	4,089	4,089	4,449	4,449
Financial liabilities
Deposits	787,384	789,130	772,325	773,710
Federal funds purchased and securities sold under agreements to repurchase	4,996	4,996	5,856	5,856
Other short term liabilities	420	420	414	414
FHLB borrowings	27,177	28,202	34,177	38,616
Accrued interest payable	1,119	1,119	1,184	1,184
Off-balance sheet credit related instruments:
Commitments to extend credit		103		103

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.  These valuation methodologies were applied to all of the financial assets and financial liabilities of the Corporation and its sole wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), carried at fair value effective June 30, 2010.  If quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

FHLB Borrowings:  The fair value of Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings is estimated using discounted cash flow analysis based on rates currently available to the Corporation for borrowings with similar terms.

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

Scheduled principal maturities of borrowings under this credit line as of June 30, 2010, are as follows (dollars in thousands):

2010	$3,077
2011	7,000
2012	7,000
2013	10,100
Total	$27,177

Stock held in the FHLB totaling $3.0 million at June 30, 2010 is carried at cost.  The stock is restricted and can only be sold to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated March 31, 2009, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40.0 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of June 30, 2010.

NOTE 5 — SECURITIES

Securities with an amortized cost of $169.9 million and a fair value of $171.9 million at June 30, 2010 were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain if the portfolio had been liquidated on that date.  Security gains are realized only in the event of dispositions prior to maturity.

A summary of the amortized cost and estimated fair value of securities at June 30, 2010 is as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2010
Available-for-sale securities
U.S. Government agencies	$113,889	$1,000	$—	$114,889
Mortgage backed securities	27,138	411	—	27,549
States and political subdivisions	49,306	892	190	50,008
Other securities	19,397	565	16	19,946
	$209,730	$2,868	$206	$212,392

Held-to-maturity securities
States and political subdivisions	$40,678	$1,060	$53	$41,685
	$40,678	$1,060	$53	$41,685

At June 30, 2010, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

Proceeds from the maturity, call or sale of available-for-sale securities were $95.7 million during the six months ended June 30, 2010.  Proceeds from the maturity or call of held-to-maturity securities were $6.9 million during the six months ended June 30, 2009.

The fair values of all securities at June 30, 2010 either equaled or exceeded the cost of those securities, or the fair value is considered temporary.  The information in the table below classifies the investments with unrealized losses at June 30, 2010 according to the term of the unrealized loss.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of June 30, 2010, management also had the ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely as a result of increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired because of reasons of credit quality.  Accordingly, as of June 30, 2010, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The following table presents the Bank’s investments with unrealized losses at June 30, 2010 according to the term of the unrealized loss:

	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Type of Security
States and political subdivisions	$9,405	208	$415	$35	$9,820	$243
Corporate bonds	1,622	16	—	—	1,622	16
	$11,027	$224	$415	$35	$11,442	$259

At June 30, 2010, one of 192 state and political subdivision securities had recorded unrealized losses for a period longer than 12 months.  Because these securities, along with the corporation securities, declined in value when interest rates began to rise, and not because of the credit quality of the issuer, and because management had both the intent and ability to hold the investments, the securities were not considered other-than-temporarily impaired.

The table below shows the amortized cost and fair value of investment securities at June 30, 2010 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair	Yield
(Dollars in Thousands)	Cost	Value	(Unaudited)
Available-for-sale securities
U.S. Government agencies
Within one year	$10,902	$10,907	2.2%
After one but within five years	43,631	43,938	1.7%
After five but within ten years	59,356	60,044	4.6%
Mortgage backed securities
Within one year	6,738	6,750	1.5%
After one but within five years	15,681	15,933	2.9%
After five but within ten years	4,719	4,865	3.8%
States and political subdivisions
Within one year	205	205	11.0%
After one but within five years	6,426	6,640	3.8%
After five but within ten years	5,070	5,086	5.4%
After ten years	37,605	38,078	6.1%
Other securities
Within one year	1,645	1,676	4.4%
After one but within five years	13,396	13,884	3.4%
After five but within ten years	459	489	4.5%
After ten years	3,897	3,897	0.7%
	$209,730	$212,392
Held-to-maturity securities
States and political subdivisions
Within one year	$480	$481	6.8%
After one but within five years	10,461	10,802	7.0%
After five but within ten years	10,968	11,296	6.4%
After ten years	18,769	19,106	6.2%
	$40,678	$41,685

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, fair value of bonds, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan and lease losses (“ALLL”), economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, the liquidity of the Corporation’s common stock, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At June 30, 2010, the consolidated total assets of First Farmers and Merchants Corporation (the “Corporation”) were $944.0 million, its consolidated net loans were $564.0 million, its total deposits were $787.4 million and its total shareholders’ equity was $108.3 million.  The Corporation’s loan portfolio at June 30, 2010 reflected a decrease of $3.8 million, or 0.7%, compared to December 31, 2009.  Total deposits increased $15.1 million, or 2.0%, and shareholders’ equity increased by 1.1% during the first six months of 2010.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of $1.6 million.

FINANCIAL CONDITION

Average earning assets at June 30, 2010 were up 1.7%, or $14.2 million, from average earning assets at December 31, 2009.  Average overnight investments at June 30, 2010 were up 2.2% compared to December 31, 2009.  Average investment securities at June 30, 2010 were up 11.1% compared to December 31, 2009.  Average total assets of $951.1 million at June 30, 2010 increased 3.1% or $28.5 million, compared to $922.6 million at December 31, 2009.  The increases in average assets were primarily the result of an increase in investment securities.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank (the “Bank”), the Corporation’s sole direct subsidiary.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2010, the Bank’s investment securities portfolio had $212.4 million available-for-sale securities, which are valued at fair market value, and $40.7 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $208.2 million of available-for-sale securities and $47.6 million of held-to-maturity securities as of December 31, 2009.

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

The loan portfolio decreased slightly during the second quarter, making this the third consecutive quarterly decline in loans outstanding.  Loan growth has been sluggish in 2010, as both the commercial and retail portfolios experienced some deterioration in the first six months of the year.  The Bank continues to carry a concentration in 1-4 family residential first mortgage lending, but this portfolio declined in the first six months of 2010.  On the commercial side, the Bank continues to experience growth in the non-farm, non-residential real estate portfolio.  Over half of the Bank’s exposure is in owner-occupied real estate, rather than commercial real estate, which is dependent on the lease, sale, or refinance of the underlying collateral.  Higher reserves are being placed against property types which are perceived to be higher risk, such as retail and multi-family real estate.

Real estate loans represented 79.6% of total loans at June 30, 2010 compared to 77.0% at June 30, 2009 and 79.5% at December 31, 2009.  Management of the Bank believes the risk of this concentration is acceptable given the quality of underwriting and the low level of historical loss experience.  The Bank’s construction and development portfolio has decreased by $2.1 million in the last six months, as existing construction projects have been completed and few new projects have come in to replace them.  Construction and development loans represented 6.0% of total loans as of June 30, 2010, compared to 4.8% at June 30, 2009 and 6.7% at December 31, 2009.  The Bank continues to reserve more heavily against its construction and development portfolio than any other segment of the commercial portfolio, given the comparatively high level of losses that have been incurred within this segment of the portfolio over the previous year.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated in more detail quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  No reserve is placed against loans that are risk rated “1”, as these loans are all cash-secured.  A separate methodology is used for the criticized and classified portfolios (risk ratings 6-8), and the Bank’s historical loss methodology is utilized for the pass-grade ratings (risk ratings 2-5) of the commercial portfolio.  Several smaller segments of the commercial portfolio saw an increase in loss rates in the second quarter.    Property types that are deemed to be higher-risk forms of collateral and present the highest likelihood of credit losses now carry correspondingly higher reserves.   The allowance for possible loan and lease losses was $9.3 million, or 1.6% of gross loans and leases, at June 30, 2010, compared to $8.9 million, or 1.5%, at December 31, 2009.  Net charge-offs through June 30, 2010 were $1.1 million, resulting in an annualized net charge-off ratio of 0.4%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, assignment of  credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need special attention.  At June 30, 2010, this process identified loans totaling $10.6 million, or 1.9% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $8.7 million, or 1.5% of the portfolio, so classified at December 31, 2009.  Loans totaling $18.8 million, or 3.3% of the portfolio, were classified as substandard at June 30, 2010, compared to loans totaling $25.5 million, or 4.4% of the portfolio, so classified at December 31, 2009.  Loans totaling $3.9 million, or 0.7% of the portfolio, were classified as doubtful at June 30, 2010, compared to no loans at December 31, 2009.

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 17 domestic offices.  The Bank’s average deposits increased 4.3% during the first six months of 2010 compared to an increase of 7.0% in the first six months of 2009.  Average total noninterest-bearing deposits were 15.1% of total deposits at June 30, 2010, contributing to the Bank’s low cost of deposits, compared to 15.4% at December 31, 2009.

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

Under federal regulatory standards, to be “well-capitalized,” the Bank’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 6%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 10%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 5%.  Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) and other certain equity like instruments are considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus supplementary or temporary capital such as subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.

As of June 30, 2010, the Bank’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.6%, 15.9%, and 10.1%, respectively, compared to 14.6%, 15.8%, and 10.2% at December 31, 2009. At June 30, 2010, the Corporation’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.0%, 16.3% and 10.4%, respectively.  The ratios were 14.9%, 16.2% and 10.5%, respectively, at December 31, 2009.  Management believes, as of June 30, 2010, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

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

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Bank declared a $0.37 per share dividend in the second quarter of 2010, which was paid in the third quarter of 2010.  Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.

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

CRITICAL ACCOUNTING POLICIES

The accounting principles the Bank follows and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that with respect to the determination of the ALLL and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.

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

Deferred Income Tax Assets

As of June 30, 2010 and December 31, 2009, the deferred income tax asset was $5.4 million and was included with other assets on the balance sheet.  Deferred income tax assets consist mainly of the tax effect of excess provisions for loan and lease losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

RESULTS OF OPERATIONS

Total interest income for the first six months of 2010 was $20.2 million compared to $20.3 million for the first six months of 2009 and $10.2 million for the three months ended June 30, 2010 compared to $10.0 million for the three months ended June 30, 2009.   Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $15.9 million, an increase of approximately $155,000, or 1%, during the first six months of 2010 compared to the first six months of 2009 and $8.1 million for the three months ended June 30, 2010, an increase of approximately $148,000, or 1.9% compared to the three months ended June 30, 2009.  Nominal interest earned on investment securities and other investments was $4.3 million, a decrease of approximately $254,000, or 5.6%, during the first six months of 2010 compared to the first six months of 2009 and $2.1 million for the three months ended June 30, 2010, a decrease of approximately $5,000, or 0.24%, compared to the three months ended June 30, 2009.  The decrease in nominal interest earned on investment securities and other investments was primarily the result of market conditions.

Total interest expense in the first six months of 2010 was $3.7 million, a decrease of $1.2 million, or 24.7%, compared to the first six months of 2009 and $1.8 million for the three months ended June 30, 2010, a decrease of approximately $589,000 compared to the three months ended June 30, 2009.  The lower interest rates for certificates of deposits and public funds during the second quarter of 2010 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning July 1, 2010 and ending June 30, 2012 showed a worst-case potential change to net interest income, in the very unlikely event of a down 100 bps in interest rates, of 4.4%, or a decrease in net interest income of $1.4 million by the end of the period.

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

The net interest margin, on a tax equivalent basis, at June 30, 2010, June 30, 2009 and December, 31, 2009 was 4.16%, 4.01% and 4.10%, respectively.

Additions of approximately $405,000 were made to the provision for possible loan and lease losses in the second quarter of 2010 as a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as the Bank having to downgrade the credit level on a few commercial loans.

Noninterest income was $5.1 million, a decrease of $2.5 million, or 32.9%, during the first six months of 2010 compared to the first six months of 2009 and a decrease of approximately $929,000, or 28.9% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The gains on sales of available-for-sale securities, which represented approximately $502,000 in income during the first six months in 2010 and no gains in the three months ended June 30, 2010, compared to gains on sales of available-for-sale securities in the first six months of 2009, which represented approximately $528,000 in the first six months of 2009, which represented $2.4 million in the second quarter of 2009, were the primary reason for the variance in the first six months of 2010.

Noninterest expense, excluding the provision for possible loan and lease losses was $16.9 million, an increase of approximately $643,000, or 4.0%, in the first six months of 2010 as compared to the first six months of 2009 and a decrease of approximately $31,000, or 0.4%, during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  One of the reasons for the higher noninterest expense in the first six months was the increased expense to maintain other real estate.  The Bank had approximately $360,000 in the first six months of 2010, compared to only approximately $35,000 in first six months of 2009.

The Corporation does not have any long-term debt or other long-term obligations; however, in 2008, the Bank received a $41.2 million advance from the FHLB.   The scheduled $7.0 million annual principal maturities of borrowings under this credit line began in March 2009 and will end in 2013.  Please refer to Note 5 in the notes to consolidated financial statements included in this report for additional information about borrowings from the FHLB.

The Bank also leases a certain number of its properties.  There was no change during the three-month period ended June 30, 2010 in the terms of these leases.

Net income for the six months ended June 30, 2010 and the three months ended June 30, 2010 was $3.1 million and $1.9 million, respectively, compared to $4.4 million and $1.7 million for the six months ended June 30, 2009 and the three months ended June 30, 2009, respectively.  An increase in operating expenses and losses on other real estate contributed to the six month decrease.  The Corporation earned $0.57 per share in the second quarter of 2010 and $0.80 per share in the second quarter of 2009.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at June 30, 2010 were $102.5 million and $9.3 million, respectively, compared to $108.3 million and $9.5 million, respectively, at June 30, 2009.

At June 30, 2010, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2010, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recently enacted financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The law includes, among other things:

•                  the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•                  the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency;

•                  the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;

•                  the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•                  enhanced regulation of financial markets, including derivatives and securitization markets;

•                  the elimination of certain trading activities from banks;

•                  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; and

•                  the creation of an Office of National Insurance within Treasury.

While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. Management is unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, management cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the second quarter of 2010:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 — April 30, 2010	1,500	*	$43.20	—	—
May 1, 2010 — May 31, 2010	—		—	—	—
June 1, 2010 — June 30, 2010	—		—	—	—
Total	1,500		$43.20	—	—

*Purchased from third-party sellers pursuant to previously negotiated agreements to purchase.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated By-laws. (2)

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date	August 5, 2010	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	August 5, 2010	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated By-laws. (2)

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