Form 10-Q
period 2010-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2010-11-08
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010, the registrant had 5,487,713 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets — September 30, 2010 and December 31, 2009.

Consolidated statements of income - For the three months and nine months ended September 30, 2010 and September 30, 2009.

Consolidated statements of cash flows - For the nine months ended September 30, 2010 and September 30, 2009.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(1)
ASSETS
Cash and due from banks	$15,292	$11,181
Interest-bearing due from banks	13,098	5,557
Federal funds sold	12,350	16,725
Total cash and cash equivalents	40,740	33,463
Securities
Available-for-sale (amortized cost $228,665 and $207,027, respectively)	233,207	208,238
Held-to-maturity (fair market value $43,010 and $48,722, respectively)	40,589	47,613
Total securities	273,796	255,851
Loans, net of deferred fees	575,892	576,655
Allowance for loan losses	(8,964)	(8,929)
Net loans	566,928	567,726
Bank premises and equipment, at cost less allowance for depreciation	23,000	20,625
Core deposit and other intangibles	9,055	9,111
Other assets	49,569	48,252
TOTAL ASSETS	$963,088	$935,028
LIABILITIES
Deposits
Noninterest-bearing	$131,644	$116,157
Interest-bearing (including certificates of deposits over $100: 2010 - $118,195; 2009 - $97,572)	674,416	656,168
Total deposits	806,060	772,325
Federal funds purchased and securities sold under agreements to repurchase	5,992	5,856
Dividends payable	—	2,038
Short-term borrowings	426	414
Accounts payable and accrued liabilities	15,194	13,045
Federal Home Loan Bank advances	24,100	34,177
TOTAL LIABILITIES	851,772	827,855
SHAREHOLDERS’ EQUITY
Common stock - $10 par value per share, 8,000,000 shares authorized; 5,487,713 and 5,506,993 shares issued and outstanding as of Sept. 30, 2010 and December 31, 2009, respectively	54,877	55,070
Retained earnings	53,551	51,264
Accumulated other comprehensive income	2,793	744
TOTAL SHAREHOLDERS’ EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	111,221	107,078
Noncontrolling interest - preferred stock of subsidiary	95	95
	111,316	107,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$963,088	$935,028

(1) Derived from audited financial statements.

The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(Dollars in Thousands Except Per Share Data)	September 30,		September 30,
(Unaudited)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$7,890	$8,022	$23,822	$23,799
Income on investment securities
Taxable interest	741	1,205	3,098	3,650
Exempt from federal income tax	902	935	2,676	2,855
Dividends	14	51	116	157
	1,657	2,191	5,890	6,662
Other interest income	16	11	44	55
TOTAL INTEREST INCOME	9,563	10,224	29,756	30,516
	—		—	—
INTEREST EXPENSE
Interest on deposits	1,480	1,869	4,668	6,196
Interest on other borrowings	235	278	759	881
TOTAL INTEREST EXPENSE	1,715	2,147	5,427	7,077
NET INTEREST INCOME	7,848	8,077	24,329	23,439
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	—	405	1,491	1,830
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,848	7,672	22,838	21,609

NONINTEREST INCOME
Trust department income	461	475	1,486	1,469
Service fees on deposit accounts	1,759	1,853	5,165	5,408
Other fees and commissions	209	106	466	346
Other operating income (loss)	(1,247)	225	(1,308)	593
Securities gains	1,112	—	1,614	2,482
TOTAL NONINTEREST INCOME	2,294	2,659	7,423	10,298
NONINTEREST EXPENSE
Salaries and employee benefits	4,025	4,270	12,205	12,583
Net occupancy expense	687	728	2,001	1,997
Furniture and equipment expense	257	285	789	833
Other operating expenses	2,869	3,273	9,694	9,351
TOTAL NONINTEREST EXPENSES	7,838	8,556	24,689	24,764
INCOME BEFORE PROVISION FOR INCOME TAXES	2,304	1,775	5,564	7,143
PROVISION FOR INCOME TAXES	478	112	606	1,038
Net income before noncontrolling interest - dividends on preferred stock of subsidiary	$1,826	$1,663	$4,966	$6,105
Noncontrolling interest - dividends on preferred stock of subsidiary	$—	$—	$8	$8
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$1,826	$1,663	$4,958	$6,097

BASIC EARNINGS PER SHARE
Weighted Average Shares Outstanding	5,487,713	5,522,498	5,493,098	5,547,930
	$0.33	$0.30	$0.90	$1.10

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Nine months ended September 30,
(Unaudited)	2010	2009
OPERATING ACTIVITIES
Net income available for common shareholders	$4,958	$6,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Excess (deficiency) of provision for possible loan losses over net charge-offs	1,491	(77)
Provision for depreciation and amortization of premises and equipment	889	911
Securities gains	(1,615)	(2,482)
Loss from disposition of fixed assets	7	129
Loss (gain) from disposition of other real estate	2,131	(8)
Amortization of deposit base intangibles	57	56
Amortization of investment security premiums, net of accretion of discounts	1,972	990
Increase in cash surrender value of life insurance contracts	(606)	(177)
(Increase) decrease in
Deferred income taxes	(800)	15
Interest receivable	285	(542)
Other real estate owned	(1,477)	—
Other assets	(2,048)	(2,115)
Increase (decrease) in
Interest payable	30	(239)
Other liabilities	2,127	2,007
Total adjustments	2,443	(1,532)
Net cash provided by operating activities	7,401	4,565
INVESTING ACTIVITIES
Proceeds from maturities, calls, and sales of available-for-sale securities	213,043	162,801
Proceeds from maturities and calls of held-to-maturity securities	6,907	9,524
Purchases of investment securities
Available-for-sale	(234,921)	(191,416)
Net (decrease) increase in loans	(693)	6,966
Proceeds from sale of foreclosed assets	382	37
Life insurance premium	(468)	(833)
Purchases of premises and equipment	(3,271)	(4,066)
Net cash used in investing activities	(19,021)	(16,987)
FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing deposits	33,735	23,715
Net increase in short term borrowings	148	3,878
Payments to FHLB borrowings	(10,077)	(7,000)
Repurchase of common stock	(833)	(3,650)
Cash dividends paid on common stock	(4,068)	(4,027)
Cash dividends paid on preferred stock	(8)	(8)
Net cash provided by financing activities	18,897	12,908
Increase in cash and cash equivalents	7,277	486
Cash and cash equivalents at beginning of period	33,463	31,536
Cash and cash equivalents at end of period	$40,740	$32,022

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Management has evaluated all significant events and transactions that occurred through November 5, 2010, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 — STOCK REPURCHASE

During the third quarter of 2010, the Corporation did not repurchase any shares of the Corporation’s common stock.

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

Financial assets measured at fair value on a recurring basis comprised the following at September 30, 2010:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of:
U.S. Government agencies	$115,690	$—	$115,690	$—
States and political subdivisions	56,182	—	56,182	—
Residential mortgage-backed securities	39,914	—	39,914	—
Other domestic debt securities	17,524	—	17,524	—
Equity securities	3,897	—	3,897	—
Total available-for-sale securities	$233,207	$—	$233,207	$—

Securities available-for-sale — Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.  For these securities, the fair values used by the Corporation are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.

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

During the third quarter of 2010, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan and lease losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value totaled $8.9 million (utilizing Level 2 inputs) at September 30, 2010.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for the third quarter of 2010 was impaired loans.

Impaired loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During the third quarter of 2010, certain impaired loans were reevaluated and reported at fair value through a specific valuation allowance allocation to the allowance for possible loan and lease losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $24.4 million were reduced by specific valuation allowance allocations totaling $2.8 million to a total reported fair value of $21.6 million based on collateral valuations utilizing Level 3 valuation inputs.

The table below presents the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of certain financial instruments is set forth in Note 12 to the consolidated financial statements incorporated by reference into the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

The estimated fair values of financial instruments were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$15,292	$15,292	$11,181	$11,181
Interest-bearing deposits in banks	13,098	13,098	5,557	5,557
Federal funds sold	12,350	12,350	16,725	16,725
Securities available-for-sale	233,207	233,207	208,238	208,238
Securities held-to-maturity	40,589	43,010	47,613	48,722
Loans, net of deferred fees	575,892	580,193	567,726	570,975
Accrued interest receivable	4,164	4,164	4,449	4,449
Financial liabilities
Deposits	806,060	808,354	772,325	773,710
Federal funds purchased and securities sold under agreements to repurchase	5,992	5,992	5,856	5,856
Other short term liabilities	426	426	414	414
FHLB borrowings	24,100	31,526	34,177	38,616
Accrued interest payable	1,214	1,214	1,184	1,184
Off-balance sheet credit related instruments:
Commitments to extend credit		94		103

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below.  These valuation methodologies were applied to all of the financial assets and financial liabilities of the Corporation and its sole wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”), carried at fair value effective September 30, 2010.  If quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

NOTE 4 — FEDERAL HOME LOAN BANK CREDIT LINE

The Bank has a Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB dated March 31, 2008.  Advances made to the Bank under the Blanket Agreement are collateralized by FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed.  The Bank made an annual principal payment of $7.0 million to the FHLB under the Blanket Agreement on each of March 31, 2009 and March 31, 2010, with an additional payment of $3.1 million on September 15, 2010.

Scheduled principal maturities of borrowings under this credit line as of September 30, 2010, are as follows (dollars in thousands):

2011	$7,000
2012	7,000
2013	10,100
Total	$24,100

Stock held in the FHLB totaling $3.0 million at September 30, 2010 is carried at cost.  The stock is restricted and can only be sold to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated June 21, 2010, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40.0 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of September 30, 2010.

NOTE 5 — SECURITIES

Securities with an amortized cost of $167.7 million and a fair value of $171.3 million at September 30, 2010 were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain if the portfolio had been liquidated on that date.  Security gains are realized only in the event of dispositions prior to maturity.

A summary of the amortized cost and estimated fair value of securities at September 30, 2010 is as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$115,412	$281	$3	$115,690
Residential mortgage backed securities	39,608	306	—	39,914
States and political subdivisions	53,034	3,148	—	56,182
Other securities	20,611	810	—	21,421
	$228,665	$4,545	$3	$233,207
Held-to-maturity securities
U.S. Government agencies	$—	$—	$—	$—
States and political subdivisions	40,589	2,421	—	43,010
Other securities	—	—	—	—
	$40,589	$2,421	$—	$43,010

At September 30, 2010, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

Proceeds from the maturity, call or sale of available-for-sale securities were $213.0 million during the nine months ended September 30, 2010.  Proceeds from the maturity or call of held-to-maturity securities were $6.9 million during the nine months ended September 30, 2010.

If the fair values of any securities at September 30, 2010 did not equal or exceed the cost of those securities, then the current fair value was considered temporarily impaired.  The information in the table below classifies the investments with unrealized losses at September 30, 2010 according to the term of the unrealized loss.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of September 30, 2010, management also had the ability to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely a result of market fluctuations and variations in pricing appraisals.  Management does not believe any of the securities are impaired because of reasons of credit quality.  Accordingly, as of September 30, 2010, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The following table presents the Bank’s investments with unrealized losses at September 30, 2010 according to the term of the unrealized loss:

	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Type of Security
US Government agencies	$9,998	$3	—	—	$9,998	$3
	$9,998	$3	$—	$—	$9,998	$3

At September 30, 2010, there were no recorded unrealized losses for a period longer than 12 months on state and political subdivision securities.

The table below shows the amortized cost and fair value of investment securities at September 30, 2010 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities and equity securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
(Dollars in Thousands)	Cost	Value	Yield
Available-for-sale securities
U.S. Government agencies
Within one year	$10,053	$10,041	0.4%
After one but within five years	86,171	86,416	1.3%
After five but within ten years	19,188	19,234	1.7%
Residential mortgage backed securities
Within one year	5,083	5,105	0.8%
After one but within five years	34,526	34,808	2.5%
States and political subdivisions
After one but within five years	6,621	6,937	3.0%
After five but within ten years	5,130	5,409	3.9%
After ten years	41,282	43,836	4.1%
Other securities
Within one year	1,389	1,410	4.7%
After one but within five years	13,818	14,562	3.8%
After five but within ten years	1,507	1,552	2.8%
After ten years	3,897	3,897	1.0%
	$228,665	$233,207
Held-to-maturity securities
States and political subdivisions
Within one year	2,497	$2,551	4.6%
After one but within five years	10,283	10,651	4.5%
After five but within ten years	9,802	10,452	4.0%
After ten years	18,007	19,356	4.2%
	$40,589	$43,010

NOTE 6 — LOANS

Loans were as follows:

(Dollars in thousands)	September 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total

Commercial, financial and agricultural	$74,250	12.9%	$66,638	11.6%
Tax exempt municipal loans	31,183	5.4%	34,138	5.9%
Real estate				—
Construction	34,597	6.0%	38,877	6.7%
Commercial mortgages	162,565	28.1%	149,332	25.9%
Residential mortgages	225,657	39.2%	238,349	41.3%
Other	32,264	5.6%	32,464	5.6%
Retail loans	15,861	2.8%	17,124	3.0%
Lease financing receivables	116	—	274	—
Net unamortized loan origination fees	(601)		(541)
Total loans	$575,892	100.0%	$576,655	100.0%

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (“ASU 820”).  ASU 820 requires fair value disclosures to be disaggregated below line items in the statement of financial position.  It clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates.  It also requires entities to disclose any significant transfers between Levels 1, 2, and 3 during a reporting period and the reasons the transfers were made.  These disclosures have been included in this quarterly report on Form 10-Q, as appropriate.

On January 1, 2010, ASU No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets (“ASU 860”) became effective.  ASU 860 removed the concept of a qualifying special-purpose entity from generally accepted accounting principles and changed the requirements for derecognizing financial assets.  Upon adoption of the ASU, the Bank had no change in its balance sheet or required capital because off-balance sheet financing is not used.

On July 21, 2010, ASU No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, became effective.  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expects,” “believes,” “may” or “will,” or future or conditional verb tenses, and variations or negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, fair value of bonds, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”), adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan and lease losses (“ALLL”), economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At September 30, 2010, the consolidated total assets of First Farmers and Merchants Corporation (the “Corporation”) were $963.1 million, its consolidated net loans were $566.9 million, its total deposits were $806.1 million and its total shareholders’ equity was $111.3 million.  The Corporation’s loan portfolio at September 30, 2010 reflected a decrease of $798,000, or 0.1%, compared to December 31, 2009.  Total deposits increased $33.7 million, or 4.4%, and shareholders’ equity increased by 3.9% during the first nine months of 2010.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of $2.8 million.

FINANCIAL CONDITION

Average earning assets for the quarter ended September 30, 2010 were up 1.6%, or $13.2 million, from average earning assets for the quarter ended December 31, 2009.  Average overnight investments for the quarter ended September 30, 2010 were up 13.6% compared to December 31, 2009.  Average investment securities for the quarter ended September 30, 2010 were up 9.9% compared to December 31, 2009.  Average total assets of $951.3 million for the quarter ended September 30, 2010 increased 3.1% or $28.7 million, compared to $922.6 million for the quarter ended December 31, 2009.  The increases in average assets were primarily the result of an increase in investment securities.

Securities

Available-for-sale securities are an integral part of the asset/liability management process for First Farmers and Merchants Bank (the “Bank”), the Corporation’s sole direct subsidiary.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At September 30, 2010, the Bank’s investment securities portfolio had $233.2 million available-for-sale securities, which are valued at fair market value, and $40.6 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $208.2 million of available-for-sale securities and $47.6 million of held-to-maturity securities as of December 31, 2009.

Loans and Loan Losses

The loan portfolio is the largest component of earning assets for the Bank and, consequently, provides the largest amount of revenue for the Corporation.  The loan portfolio also contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing potential loans, management of the Bank assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers.

Real estate loans represented 79.0% of total loans at September 30, 2010 compared to 78.6% at September 30, 2009 and 79.5% at December 31, 2009.  Over half of the Bank’s exposure is in owner-occupied real estate, rather than commercial real estate, which is dependent on the lease, sale, or refinance of the underlying collateral.  Management of the Bank believes the risk of the concentration in real estate loans is acceptable given the quality of underwriting and the low level of historical loss experience.

Although the Bank continues to experience growth in the non-farm, non-residential real estate portfolio, growth in the overall loan portfolio has been sluggish in 2010.  The Bank’s overall loan portfolio decreased slightly during the third quarter, making this the fourth consecutive quarterly decline in loans outstanding.  The Bank continues to carry a concentration in 1-4 family residential first mortgage lending, but this portfolio declined in the first nine months of 2010.  Construction and development loans represented 6.0% of total loans as of September 30, 2010, compared to 5.0% at September 30, 2009 and 6.7% at December 31, 2009.  The Bank’s construction and development portfolio decreased by $4.4 million in the first nine months of 2010, as existing construction projects have been completed and few new projects have come in to replace them.  The Bank continues to reserve more heavily against its construction and development portfolio than any other segment of the commercial portfolio, given the comparatively high level of losses that have been incurred within this segment of the portfolio over the previous year.  Additionally, higher reserves are being placed against property types which are perceived to be higher risk, such as retail and multi-family real estate.

The analysis and review of asset quality by the Bank’s credit administration includes a formal review that evaluates the adequacy of the allowance for possible loan and lease losses.  This review is updated monthly and evaluated in more detail quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  No reserve is placed against loans that are risk rated “1”, as these loans are all cash-secured.  A separate methodology is used for the criticized and classified portfolios (risk ratings 6-8), and the Bank’s historical loss methodology is utilized for the pass-grade ratings (risk ratings 2-5) of the commercial portfolio.  Several smaller segments of the commercial portfolio saw an increase in loss rates in the third quarter.  Property types that are deemed to be higher-risk forms of collateral and present the highest likelihood of credit losses now carry correspondingly higher reserves.  The allowance for possible loan and lease losses was $9.0 million, or 1.6% of gross loans and leases, at September 30, 2010, compared to $8.9 million, or 1.5%, at December 31, 2009.  Net charge-offs through September 30, 2010 were $1.5 million, resulting in an annualized net charge-off ratio of 0.3%.

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank’s loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need special attention.  At September 30, 2010, this process identified loans totaling $15.4 million, or 2.7% of the portfolio, that were classified as other assets especially mentioned, compared to loans totaling $8.7 million, or 1.5% of the portfolio, so classified at December 31, 2009.  Loans totaling $26.7 million, or 4.6% of the portfolio, were classified as substandard at September 30, 2010, compared to loans totaling $25.5 million, or 4.4% of the portfolio, so classified at December 31, 2009.  Loans totaling $4.5million, or 0.8% of the portfolio, were classified as doubtful at September 30, 2010, compared to no loans at December 31, 2009.

The following table presents the Bank’s allocation of the Allowance for Loan and Lease Losses:

	September 30, 2010
(Dollars in thousands)	Amount	Percent of loans in each category to total loans
Balance at End of Period Applicable to:
Commercial, financial and agricultural	$7,308	82%
Real estate - construction	168	2%
Real estate -mortgage	1,199	13%
Installment loans to individuals	217	2%

Unallocated	72	1%
Total loans	$8,964	100%

Loans are considered impaired when, based on current information and events, the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreements.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or potions thereof, are charged off when deemed uncollectible.

Impaired loans were as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Balance of impaired loans with no allocated allowance	$10,409	$5,458	$8,084
Balance of impaired loans with an allocated allowance	14,080	16,537	18996
Total recorded investment in impaired loans	$24,489	$21,995	$27,080

Amount of the allowance allocated to impaired loans	$2,769	$2,869	$1,835

On September 30, 2010, the Bank had loans classified as troubled debt restructurings of $13.3 million.  For restructured loans in the portfolio, the Bank had loss reserves of $1.4 million or 16.0% as of September 30, 2010.

The following table presents the Bank’s non-accrual and foreclosed assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Non-accrual loans:
Commercial and industrial	$718	$363
Real estate	6,119	7,278
Consumer and other	95	1,417
Total non-accrual loans	6,932	9,058
Foreclosed assets:
Real estate	8,878	9,914
Total non-performing assets	$15,810	$18,972

Non-performing assets as a percentage of:
Total loans and foreclosed assets	2.70%	3.30%
Total assets	1.64%	2.03%

Accruing past due loans:
30 to 89 days past due	$3,709	$3,622
90 or more days past due	—	149
Total accruing past due loans	$3,709	$3,771

Ratio of accruing past due loans to total loans:
30 to 89 days past due	0.64%	0.66%
90 or more days past due	0.00%	0.00%
Total accruing past due loans	0.64%	0.66%

Deposits

The Bank does not have any foreign offices and all deposits are serviced in its 17 domestic offices.  The Bank’s average deposits increased 4.4% during the first nine months of 2010 compared to an increase of 7.8% in the first nine months of 2009.  Average total noninterest-bearing deposits were 15.3% of total deposits at September 30, 2010, contributing to the Bank’s low cost of deposits, compared to 15.6% at December 31, 2009.

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

As of September 30, 2010, the Bank’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.7%, 15.9%, and 10.3%, respectively, compared to 14.6%, 15.8%, and 10.2% at December 31, 2009. At September 30, 2010, the Corporation’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.0%, 16.3% and 10.5%, respectively.  The ratios were 14.9%, 16.2% and 10.5%, respectively, at December 31, 2009.  Management believes, as of September 30, 2010, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

LIQUIDITY AND CAPITAL RESOURCES

Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation’s primary source of liquidity has been dividends declared by the Bank.  In March 2008, the Bank obtained five advances at $7 million each from the FHLB.  The first two scheduled repayment of the advances were made in March 2009 and March 2010 and an additional payment of $3.1 million was made in September 2010.  The remaining payments will continue each March through 2013.  In September 2008, the Bank obtained two additional advances of $3.1 million each for a total borrowing in 2008 of $41.2 million.  The borrowings from the FHLB have been used generally for investment strategies to enhance the Bank’s portfolio.  Please refer to Note 4 in the notes to consolidated financial statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

The Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.  Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations; however, the Bank also has access to additional capital, if necessary, through additional advances from the FHLB or the Cash Management Advance Line of Credit Agreement with the FHLB.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.

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

Deferred Income Tax Assets

As of September 30, 2010, the deferred income tax asset was $5.0 million and was included with other assets on the balance sheet.  Deferred income tax assets consist mainly of the tax effect of excess provisions for loan and lease losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

RESULTS OF OPERATIONS

Total interest income for the first nine months of 2010 was $29.8 million compared to $30.5 million for the first nine months of 2009 and $9.6 million for the three months ended September 30, 2010 compared to $10.2 million for the three months ended September 30, 2009.  Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $23.8 million, an increase of approximately $23,000, or less than 1%, during the first nine months of 2010 compared to the first nine months of 2009, and $7.9 million for the three months ended September 30, 2010, a decrease of approximately $132,000, or 1.7% compared to the three months ended September 30, 2009.  Nominal interest earned on investment securities and other investments was $5.9 million, a decrease of approximately $772,000, or 11.6%, during the first nine months of 2010 compared to the first nine months of 2009 and $1.7 million for the three months ended September 30, 2010, a decrease of approximately $534,000, or 24.4%, compared to the three months ended September 30, 2009.  The decrease in nominal interest earned on investment securities and other investments was primarily the result of market conditions.

Total interest expense in the first nine months of 2010 was $5.4 million, a decrease of $1.7 million, or 23.3%, compared to the first nine months of 2009 and $1.7 million for the three months ended September 30, 2010, a decrease of approximately $433,000, or 20.1%, compared to the three months ended September 30, 2009.  The lower interest rates for certificates of deposits and public funds during the third quarter of 2010 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning October 1, 2010 and ending September 30, 2012 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 3.9%, or a decrease in net interest income of $1.3 million by the end of the period.

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

The net interest margin, on a tax equivalent basis, at September 30, 2010, September 30, 2009 and December, 31, 2009 was 4.10%, 4.06% and 4.10%, respectively.

No additions were made to the provision for possible loan and lease losses in the third quarter of 2010.

The following table presents the Bank’s analysis of the Allowance for Loan and Lease Loss activity:

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Balance at beginning of period	$9,337	$8,929	$8,210	$8,929	$8,625

Provision (reduction) charged (credited) to operating expenses	—	1,491	405	1,491	1,830

Charge-offs:
Commercial and industrial	(106)	(439)	—	(545)	(47)
Real estate	(487)	(1,110)	(54)	(1,597)	(2,049)
Consumer and other	(36)	(33)	(27)	(69)	(56)
Total charge-offs	(629)	(1,582)	(81)	(2,211)	(2,152)

Recoveries:
Commercial and industrial	7	30	4	37	15
Real estate	241	450	4	691	198
Consumer and other	8	19	6	27	32
Total recoveries	256	499	14	755	245

Balance at end of year	$8,964	$9,337	$8,548	$8,964	$8,548

Noninterest income was $7.4 million, a decrease of $2.9 million, or 27.9%, during the first nine months of 2010 compared to the first nine months of 2009, and a decrease of approximately $366,000, or 13.8%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The loss on sales of other real estate owned, which was $2.1 million in the first nine months of 2010 compared to approximately $11,000 in the first nine months of 2009, was the primary reason for the decrease.  The gains on sales of available-for-sale securities, which represented $1.6 million in income during the first nine months in 2010 compared to $2.5 million in the first nine months of 2009, was another reason for the decline in noninterest income over the nine-month period.

Noninterest expense, excluding the provision for possible loan and lease losses was $24.7 million, a decrease of approximately $75,000, or 0.3%, in the first nine months of 2010 as compared to the first nine months of 2009 and a decrease of approximately $717,000, or 8.4%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  One of the reasons for the lower noninterest expense in the first nine months of 2010 was that employee benefits were less than the previous nine months in 2009.

The Bank also leases a certain number of its properties.  There was no change during the three-month period ended September 30, 2010 in the terms of these leases.

Net income for the nine months ended September 30, 2010 and the three months ended September 30, 2010 was $5.0 million and $1.8 million, respectively, compared to $6.1 million and $1.7 million for the nine months ended September 30, 2009 and the three months ended September 30, 2009, respectively.  Losses on other real estate contributed to the nine month decrease.  The Corporation earned $0.90 per share for the nine months ended in 2010, and $1.1 per share for the nine months ended in 2009.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at September 30, 2010 were $94.0 million and $8.9 million, respectively, compared to $110.3 million and $8.9 million, respectively, at September 30, 2009.

At September 30, 2010, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2010, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation’s internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date	November 5, 2010	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	November 5, 2010	/s/ Patricia P. Bearden
Patricia P. Bearden, Assistant Treasurer (principal financial officer and principal accounting officer)

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated By-laws. (2)

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