Form 10-K
period 2010-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2011-03-15
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                        to

Commission file number  000-10972

First Farmers and Merchants Corporation

(Exact name of registrant as specified in its charter)

Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38402 — 1148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (931) 388-3145

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 was approximately $227,016,000 based on the reported price at which the common stock was last sold in a transaction known to the registrant.

As of March 1, 2011, the registrant had outstanding 5,430,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2010 — Part I and II of this Report.

Proxy Statement for 2011 Annual Shareholders’ Meeting to be held on April 19, 2011 — Part III of this Report.

PART I

Item 1.  Business.

Description of Business

First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2010, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”).  Management evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area in Middle Tennessee.

The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies.  Lending activities are influenced by the general credit needs of small businesses in the Bank’s service area, competition among lenders, the level of interest rates and the availability of funds.  The Bank’s loan portfolio is comprised of commercial, commercial and residential real estate, and retail installment loans, which primarily originate within the Bank’s service area.  Deposits are the primary source of funds for the Bank.  Such deposits consist of checking accounts, regular savings deposits, negotiable order of withdrawal accounts, money market accounts and market rate certificates of deposit.  Deposits are solicited from individuals and businesses in the Bank’s service area, state and local entities and, to a lesser extent, United States government entities and other depository institutions.  Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank’s service area.  All of the Corporation’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.

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

For more information regarding the business of the Corporation and the Bank, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2010 Annual Report to Shareholders (the “Annual Report to Shareholders”) attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Availability of SEC Reports

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (the “SEC”).  These reports are not available on our website, www.myfirstfarmers.com, because we have not yet updated our website to include such reports, but our website does include copies of our annual report to shareholders and proxy statement.  The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information about the Corporation that are available free of charge.  In addition, copies of our reports are available, without charge, by making a request through the “Contact Us” link on our website.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Corporation is subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Nearly all aspects of the business of the Corporation are subject to specific requirements and restrictions and general regulatory oversight. The principal objectives of state and federal laws regulating financial institutions are the maintenance of the safety and soundness of the institutions and the federal deposit insurance system, and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Corporation. In addition, the supervision, regulation and examination of the Corporation by the bank regulatory agencies is not intended to protect the Corporation’s shareholders. Below is a brief summary of the regulatory environment in which the Corporation and its subsidiaries operate, but it is not designed to be a complete discussion of all statutes and regulations affecting the Corporation or its subsidiaries.

The Corporation is a bank holding company regulated under the Bank Holding Company Act of 1956 (the “BHCA) and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Corporation is required to file various reports with, and is subject to examination by, the Federal Reserve. The Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsound practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder.

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

According to Federal Reserve policy and the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) signed into law in July of 2010, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when the bank holding company may not have the resources to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the “FDIC”) can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

The Corporation owns the Bank, which is chartered under the laws of Tennessee and is a member of the Federal Reserve. The Bank is subject to extensive state regulation and examination by the Tennessee Department of Financial Institutions and the Federal Reserve as the primary regulators, and the FDIC as the secondary regulatory that insures the deposits of all banks to the maximum extent permitted by law. The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of the Bank’s business, the Bank’s investments, the Bank’s reserves against deposits, the timing of the availability of deposited funds and the amount of loans and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the Bank’s operations.

The Corporation and the Bank are required to comply with capital guidelines issued by the Federal Reserve and with other tests related to capital adequacy that the Federal Reserve adopts from time to time.

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years as well as add additional liquidity requirements onto banks, commonly referred to as Basel III. These reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain.

The Federal Community Reinvestment Act (the “CRA”) generally requires insured depository institutions to make loans and investments and provide services that meet the credit needs of the communities they serve. As a part of the CRA program, the Bank is subject to periodic examinations by the Federal Reserve and must maintain comprehensive records of its CRA activities. During these examinations, the Federal Reserve rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” As of the last CRA examination on September 30, 2010, the Bank received an “Outstanding” rating from the Federal Reserve.

Pursuant to the authority granted under various statutes, the federal bank regulatory agencies have adopted guidelines (the “Guidelines”) for safekeeping confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program that has been approved by the Board of Directors of both the Bank and the Corporation.

The Bank is required to pay quarterly FDIC deposit insurance assessments to the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. As a result of increased bank failures and a decrease in the DIF, on September 29, 2009, the FDIC required all insured financial institutions to prepay three years worth of insurance premiums. The FDIC may require additional special assessment payments if the DIF balance continues to decline.

The Dodd-Frank Act revised deposit insurance assessments whereby beginning April 1, 2011 assessment base for deposit insurance premiums will be a bank’s average consolidated total assets less its average amount of tangible equity. Along with this change in the assessment base, changes to assessment rates have been proposed. The recent increases in deposit insurance, as well as the recent increase and anticipated additional increase in the number of bank failures, are expected to result in a continued increase in deposit insurance assessments for all banks.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Treasury (the “Secretary”) (after a recommendation by the FDIC and the Federal Reserve, and in consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC (i) guaranteed, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) introduced the Transaction Account Guaranty Program (“TAGP”), which provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through June 30, 2010. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was ten basis points per quarter on amounts in covered accounts exceeding $250,000. The TLGP is in effect for all eligible entities that did not opt out on or before December 5, 2008. The Corporation elected to participate in providing full FDIC deposit insurance coverage for non-interest bearing transaction accounts, but did not elect to participate in providing coverage for senior unsecured debt. Both the increase of deposit insurance to $250,000 per depositor and the unlimited deposit insurance for certain non-interest bearing transaction accounts (similar to those accounts covered by TAGP) were made permanent as part of the Dodd-Frank Act.

On March 23, 2009, Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Investment Program (“PPIP”). PIPP consists of two aspects, a Legacy Loans Program and a Legacy Securities Program. Both programs involve a partnership between the federal government and private entities to purchase non-performing or illiquid assets from the balance sheets of financial institutions. To date, the Corporation has not participated in either of these programs.

The passage of the Dodd-Frank Act brought about a major overhaul of the current financial institution regulatory system. Among other things, the Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau tasked with protecting consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which would prohibit, with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. The Dodd-Frank Act includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve. The Dodd-Frank Act also requires fees charged for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer.

Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the implementation of the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. The Dodd-Frank Act provides other restrictions including limiting the ability of financial institutions to utilize trust preferred securities as tier one capital going forward, and requiring institutions to retain credit risk when selling loans to third parties.

As part of the Small Business Act of 2010, the Small Business Lending Fund (the “SBLF”) was created within the Treasury Department. As announced on January 14, 2010, the SBLF will buy preferred shares from banks, with the rate of return on these shares directly tied to the increase in small business lending undertaken at the bank. To date, the Bank has not chosen to participate in the SBLF.

On July 31, 2010, the Federal Reserve implemented revised Regulation E. The effect of this revision was to allow customers of the Bank to opt out of overdraft protection programs, and thereby potentially reduce fee income generated by the Bank. The Bank has taken all steps necessary to be compliant with the revised Regulation E.

The activities of the Corporation and the Bank are also subject to regulation under other various federal laws including the Gramm-Leach-Bliley Act of 1999, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practice Act, the Electronic Funds Transfer Act and the Currency and Foreign Transactions Reporting Act, among others, as well as various state laws.

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

Employees

The Corporation has no employees.  The Bank had approximately 238 full-time employees and 27 part-time employees at December 31, 2010.  Four of the Bank’s officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, a salary continuation plan, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, training programs, group life and health insurance and paid vacations.

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

Since mid-2007, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the value of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, leveraged bank loans and nearly all other asset classes, including equity securities.  The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence.

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

Overall, during 2010 the business environment was unfavorable for many households and businesses in the United States and worldwide. Although the business environment in Tennessee has been better than in the United States generally, it has experienced unfavorable conditions that have had an adverse impact on our customers. It is possible that the business environment in the State of Tennessee, the United States and worldwide will continue to experience weakness and uncertainty for the foreseeable future. There can be no assurance that conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

A reduction of customer deposits or an inability of our borrowers to repay loans could have a material adverse effect on our liquidity.

We rely on dividends from the Bank as our primary source of funds.  The primary sources of funds of the Bank are customer deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions.  Accordingly, we may be required from time to time to rely on secondary sources of liquidity, such as Federal Home Loan Bank advances, to meet withdrawal demands or otherwise fund operations.  While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Our allowance for loan and lease losses may be insufficient.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of portfolio quality trends; changes in the nature and volume of the portfolio; present and prospective economic and business conditions, locally and nationally; management review systems and board oversight; changes in credit policy, credit administration, portfolio management and procedures; changes in personnel, management and staff; and existence and effect of any concentrations of credit.  The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  An increase in the allowance for loan and lease losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.  For further discussion related to our allowance for loan and lease losses, please refer to “Liquidity and Capital Resources — Loans and Loan Quality” and “Critical Accounting Policies — Allowance for Loan and Lease Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

We are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which we conduct business, undertake new investments and activities and obtain financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Most recently, the Dodd-Frank Act was enacted, implementing sweeping reforms to the financial services industry. A number of provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies.  We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including without limitations, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Further, federal monetary policies, particularly as implemented through the Federal Reserve, significantly affect short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our financial condition or results of operations.

It possible that there will be continued changes to the banking and financial institutions regulatory regimes in the future. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls.  We also cannot predict how such changes would adversely affect our business and prospects.

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

We obtain a significant portion of our noninterest revenue through service fees on deposit accounts and recent legislation and regulations impacting service fees could reduce our fee income.

A significant portion of our noninterest revenue is derived from service fee income. One of the components of this service fee income is overdraft-related fees. Changes in banking regulations, and in particular the Federal Reserve’s recently adopted rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will have a significant adverse impact on our service fee income and overall results. Additionally, changes in customer behavior as well as increased competition from other financial institutions will result in declines in deposit accounts or in overdraft frequency resulting in a decline in service fee income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

Our ability to declare and pay dividends is limited by law.

We derive our income primarily from dividends received from owning the Bank’s common stock. Federal and state law limit the Bank’s ability to declare and pay dividends. In addition, the Federal Reserve may impose restrictions on our ability to declare and pay dividends on our common stock. For further discussion related to restrictions on our ability to declare and pay dividends, please refer to “Regulation and Supervision” in Item 1 of this Annual Report on Form 10-K.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available on favorable terms when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance any acquisitions or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital if needed or to be able to do so on terms acceptable to us. If we cannot raise additional capital on favorable terms when needed, it may have a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2010, the Bank maintained a main office in Columbia, Tennessee, 16 other offices   and 26 separate automatic teller or cash dispensing machine locations.  In addition to the main office in Columbia, the Bank’s 16 other offices are located in the following locations throughout Middle Tennessee:

City	County	Offices
Bon Aqua	Hickman	1
Centerville	Hickman	1
Chapel Hill	Marshall	1
Columbia	Maury	4
Franklin	Williamson	1
Lawrenceburg	Lawrence	2
Lewisburg	Marshall	1
Loretto	Lawrence	1
Mt. Pleasant	Maury	1
Pulaski	Giles	1
Spring Hill	Maury and Williamson	1
White Bluff	Dickson	1
	Total:	16

The Bank’s office at S. James Campbell Boulevard, Columbia, TN is located on property that is leased.  The Bank only provides automatic teller machine services at the following locations: in Lawrenceburg at the Quik Mart on East Gaines street, the Super Stop on West Gaines street, and the Crockett Hospital; in Columbia at the Tennessee Farm Bureau, Columbia State Community College, Columbia Quik Mart on Hampshire Pike, and Maury Regional Hospital; and in Lewisburg at Marshall Plaza and On-the-Run Market at 1550 Franklin Pike.

For more information on the properties owned and leased by the Corporation and the Bank, please refer to Notes 5 and 7 to the Consolidated Financial Statements, which are included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 3.  Legal Proceedings.

The Corporation, the Bank and the subsidiaries of the Bank are, from time to time, subject to claims or suits arising in the ordinary course of business.  The Corporation, the Bank and the subsidiaries of the Bank currently are not a party to any legal proceeding that, in management’s opinion, would have a material adverse effect on the Corporation’s financial condition or results of operations.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A discussion of the Corporation’s common stock, related shareholder matters and purchases of equity securities is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  There were no sales of unregistered securities of the Corporation during the 12 months ended December 31, 2010.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the fourth quarter of 2010:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010	—		$—	—	$—
November 1, 2010- November 30, 2010	—		$—	—	$—
December 1, 2010 - December 31, 2010	57,713	*	$30.00	—	$—
Total	57,713		$30.00	—	$—

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2010 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 2 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 3 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources — Loans and Loan Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is set forth in the section entitled “Liquidity and Capital Resources— Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Financial statements and supplementary data are set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.  KraftCPAs PLLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, along with management’s report, are included with the Consolidated Financial Statements in the Annual Report to Shareholders under the captions “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” each of which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.  Other Information.

On December 21, 2010, the Board of Directors of the Corporation adopted and approved an amendment (the “Amendment”) to the Second Amended and Restated Bylaws of the Corporation (the “Bylaws”), a copy of which is attached as Exhibit 3.3 to this Annual Report on Form 10-K.

The following is a summary of the substantive changes to the Bylaws effected by the Amendment:

* Article II, Section 9: Amends the quorum requirement for a meeting of the shareholders from 50 percent of the shares outstanding and entitled to vote to a majority of the shares outstanding and entitled to vote, and allows the Chairman to adjourn the meeting in absence of a quorum.

* Article VI, Section 1 and Section 2: Amends the provisions of the Bylaws to allow for the Corporation’s capital stock to be certificated or uncertificated.

The forgoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Amendment attached as Exhibit 3.3 to this Annual Report on Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Corporation’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Committees of the Board of Directors,” “Corporate Governance — Code of Ethics,” and “General Information — Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

(3) Exhibits:

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated Bylaws, as amended.

4	Specimen Stock Certificate. (1)

10.1	Profit Sharing Plan. (2)*

10.2	First Amendment to Profit Sharing Plan. (2)*

10.3	Second Amendment to Profit Sharing Plan. (2)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (2)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (3)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (3)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(4)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (4)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (4)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (4)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (4)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (4)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (4)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

13	Annual Report to Shareholders.

21	List of Subsidiaries.

31.1

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Treasurer (principal financial officer) of First Farmers and Merchants Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Treasurer (principal financial officer) of First Farmers and Merchants Corporation pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Indicates a compensatory plan or arrangement.

(1)           Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on May 7, 2004 (File Number 000-10972).

(2)           Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 19, 2004 (File Number 000-10972).

(3)           Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2007 (File Number 000-10972).

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

FIRST FARMERS AND MERCHANTS CORPORATION

By	/s/ T. Randy Stevens
T. Randy Stevens
Chief Executive Officer

Date:	March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / PATRICIA P. BEARDEN	Treasurer	March 14, 2011
Patricia P. Bearden	(Principal financial officer and principal accounting officer)

/s / KENNETH A. ABERCROMBIE	Director	March 14, 2011
Kenneth A. Abercrombie

/s/ JAMES L. BAILEY, JR.	Director	March 14, 2011
James L. Bailey, Jr.

/s/ M. DARLENE BAXTER	Director	March 14, 2011
M. Darlene Baxter

/s/ H. TERRY COOK, JR.	Director	March 14, 2011
H. Terry Cook, Jr.

/s/ JONATHAN M. EDWARDS	Director	March 14, 2011
Jonathan M. Edwards

/s/ TOM NAPIER GORDON	Director	March 14, 2011
Tom Napier Gordon

/s/ O. REBECCA HAWKINS	Director	March 14, 2011
O. Rebecca Hawkins

/s/ DALTON M. MOUNGER	Director	March 14, 2011
Dalton M. Mounger

/s/ TIMOTHY E. PETTUS	Director	March 14, 2011
Timothy E. Pettus

/s/ JOSEPH W. REMKE, III	Director	March 14, 2011
Joseph W. Remke, III

/s/ MATTHEW M. SCOGGINS, JR.	Director	March 14, 2011
Matthew M. Scoggins, Jr.

/s/ T. RANDY STEVENS, III	Director, Chief Executive Officer	March 14, 2011
T. Randy Stevens, III	(Principal executive officer)

/s/ W. LACY UPCHURCH	Director	March 14, 2011
W. Lacy Upchurch

/s/ WILLIAM R. WALTER	Director	March 14, 2011
William R. Walter

/s/ DAN C. WHEELER	Director	March 14, 2011
Dan C. Wheeler

/s/ DAVID S. WILLIAMS	Director	March 14, 2011
David S. Williams

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated Bylaws, as amended.

4	Specimen Stock Certificate. (1)

10.1	Profit Sharing Plan. (2)*

10.2	First Amendment to Profit Sharing Plan. (2)*

10.3	Second Amendment to Profit Sharing Plan. (2)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (2)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (3)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (3)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(4)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (4)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (4)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (4)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (4)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (4)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (4)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

13	Annual Report to Shareholders.

21	List of Subsidiaries.

31.1

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Treasurer (principal financial officer) of First Farmers and Merchants Corporation pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Treasurer (principal financial officer) of First Farmers and Merchants Corporation pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Indicates a compensatory plan or arrangement.

(1)           Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on May 7, 2004 (File Number 000-10972).

(2)           Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on July 19, 2004 (File Number 000-10972).

(3)           Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2007 (File Number 000-10972).

(4)           Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009 (File Number 000-10972).