Form 10-Q
period 2011-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2011-05-06
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X]Yes            [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of May 5, 2011, the registrant had 5,395,460 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets – March 31, 2011 and December 31, 2010.

Consolidated statements of income - For the three months ended March 31, 2011 and March 31, 2010.

Consolidated statements of cash flows - For the three months ended March 31, 2011 and March 31, 2010.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		March 31,	December 31,
		2011	2010
	(Dollars in Thousands, Except Per Share Data)	(unaudited)	(1)
ASSETS
	Cash and due from banks	$14,077	$11,161
	Interest-bearing due from banks	12,247	4,238
	Federal funds sold	3,500	17,100
	Total cash and cash equivalents	29,824	32,499
	Securities
	Available-for-sale (amortized cost $267,273
	and $237,496 respectively)	265,905	236,180
	Held-to-maturity (fair market value $39,618
	and $40,778, respectively)	38,571	39,975
	Total Securities	304,476	276,155
	Loans, net of deferred fees	551,357	559,179
	Allowance for loan and lease losses	(7,694)	(9,420)
	Net loans	543,663	549,759
	Bank premises and equipment,
	at cost less allowance for depreciation	22,941	22,842
	Core deposit and other intangibles	9,018	9,036
	Other assets	48,930	51,418
	TOTAL ASSETS	$958,852	$941,709

LIABILITIES	Deposits
	Noninterest-bearing	$135,705	$123,541
	Interest-bearing (including certificates of deposits
	over $100: 2011 - $106,074; 2010 - $107,425)	679,138	668,285
	Total deposits	814,843	791,826
	Federal funds purchased and securities
	sold under agreements to repurchase	6,522	5,813
	Short-term borrowings	414	372
	Accounts payable and accrued liabilities	13,286	13,376
	Federal Home Loan Bank Advances	17,100	24,100
	TOTAL LIABILITIES	852,165	835,487

SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,395,460 and 5,430,000 shares issued
	and outstanding as of March 31, 2011 and
	December 31, 2010, respectively	53,955	54,300
	Retained earnings	53,479	52,636
	Accumulated other comprehensive income	(842)	(809)
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	106,592	106,127
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	106,687	106,222
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$958,852	$941,709
The accompanying notes are an integral part of consolidated financial statements. (1)Derived from audited financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
		Three months ended
(Dollars in Thousands Except Per Share Data)		March 31,
		2011	2010

INTEREST AND	Interest and fees on loans	$7,537	$7,874
DIVIDEND INCOME	Income on investment securities
	Taxable interest	925	1,184
	Exempt from federal income tax	933	896
	Dividends	48	47
		1,906	2,127
	Other interest income	18	18
	TOTAL INTEREST INCOME	9,461	10,019

INTEREST EXPENSE	Interest on deposits	1,165	1,653
	Interest on other borrowings	207	274
	TOTAL INTEREST EXPENSE	1,372	1,927
	NET INTEREST INCOME	8,089	8,092
	PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	725	1,086
	NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,364	7,006

NONINTEREST	Trust department income	526	560
INCOME	Service fees on deposit accounts	1,603	1,609
	Other fees and commissions	200	115
	Other operating income	33	51
	Securities gains	60	503
	TOTAL NONINTEREST INCOME	2,422	2,838

NONINTEREST	Salaries and employee benefits	4,134	4,116
EXPENSE	Net occupancy expense	604	641
	Furniture and equipment expense	293	258
	Other operating expenses	2,885	3,705
	TOTAL NONINTEREST EXPENSES	7,916	8,720
	INCOME BEFORE PROVISION FOR INCOME TAXES	1,870	1,124
	PROVISION FOR INCOME TAXES	325	(68)
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	1,545	1,192
	Noncontrolling interest - dividends on preferred stock of subsidiary	-	-
	NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$1,545	$1,192
BASIC EARNINGS
PER SHARE	Weighted Average Shares Outstanding	5,427,650	5,504,030
	Earnings per share	$0.28	$0.22
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
		Three months ended March 31,
	(Dollars in Thousands)	2011	2010
OPERATING	Net income available for common shareholders	$ 1,545	$ 1,192
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Excess of provision for possible loan losses
	over net charge-offs	725	1,086
	Provision for depreciation and amortization of
	premises and equipment	306	289
	Deferred tax expense (benefit)	346	(56)
	Net securities gains	(60)	(502)
	(Gain) from disposition of other real estate	(25)	(49)
	Amortization of deposit base intangibles	18	19
	Amortization of investment security premiums,
	net of accretion of discounts	366	393
	Increase in cash surrender value of life insurance contracts	(181)	(248)
	(Increase) decrease in
	Other real estate owned	236	(549)
	Other assets	2,171	(971)
	Increase (decrease) in
	Other liabilities	(127)	(313)
	Total adjustments	3,775	(901)
	Net cash provided by operating activities	5,320	291
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	39,391	51,592
	Proceeds from maturities and calls of held-to-maturity securities	1,404	5,181
	Purchases of investment securities
	Available-for-sale	(69,476)	(81,877)
	Net increase in loans	5,371	2,366
	Proceeds from sale of foreclosed assets	-	910
	Purchases of premises and equipment	(406)	(197)
	Net cash used in investing activities	(23,716)	(22,025)
FINANCING	Net increase in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	23,017	38,769
	Net increase (decrease) in short term borrowings	751	(2,145)
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	(1,047)	(768)
	Cash dividends paid on common stock	-	(2,038)
	Net cash provided by financing activities	15,721	26,818
	(Decrease) increase in cash and cash equivalents	(2,676)	5,084
	Cash and cash equivalents at beginning of period	32,499	33,463
	Cash and cash equivalents at end of period	$ 29,824	$ 38,547
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Management has evaluated all significant events and transactions that occurred through May 5, 2011, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with generally accepted accounting principles.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK REPURCHASE

            During the first quarter of 2011, the Corporation purchased from third-party sellers, 25,000 shares of the Corporation’s common stock pursuant to negotiated agreements at a price of $30.00 per share and 9,540 shares in connection with the settlement of a dispute involving a Bank customer’s estate,  for an aggregate purchase price of $1.05 million.

NOTE 3 – FAIR VALUE MEASUREMENT

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

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the Corporation’s and the Bank’s financial assets and financial liabilities of the Corporation and the Bank carried at fair value effective January 1, 2008.  In general, fair value is based on quoted market prices, where available.  If such quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Federal funds sold – At December 31, 2010, all the Bank’s federal funds sold were settled overnight.  As a result, the fair value of the federal funds is their carrying amount and therefore this asset is classified as Level 1 of the valuation hierarchy.

Securities available-for-sale – Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Corporation obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

Securities sold under repurchase agreements (“repurchase agreements”), federal funds purchased and other borrowings – At December 31, 2010, all of the Bank’s repurchase agreements, federal funds purchased and other borrowings (overnight borrowings from the Federal Home Loan Bank) are settled on a short-term basis, usually daily.  As a result, the fair value of the instruments approximates their carrying amount and such liabilities are classified as Level 2 within the valuation hierarchy.

Loans – The fair value of portfolio loans assumes sale of the notes to a third party financial investor.  Accordingly, this value is not necessarily the value to the Corporation if the notes were held to maturity.  The Corporation considered interest rate, credit and market factors in estimating the fair value of loans.  In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.

            Deposits – The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities.

            FHLB Borrowings – The fair value of Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings is estimated using discounted cash flow analysis based on rates currently available to the Corporation for borrowings with similar terms.

      Other liabilities – The Bank has certain liabilities carried at fair value.  These include future obligations pursuant to a supplemental retirement plan and proceeds of split-dollar life insurance policies.  For these obligations, the Bank discounts the anticipated future cash flows using current interest rates.  The liabilities are classified as Level 3 within the valuation hierarchy.   The obligations with a carrying value of $5.5 million were increased by a specific valuation model totaling approximately $600,000 to a total reported fair value of $6.1 million based on a model utilizing Level 3 valuation inputs.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Federal funds sold	$ 3,500	$ -	$ -	$ 3,500
Available-for-sale securities	-	265,905	-	265,905
Other assets	-	22,822	-	22,822
Total assets at fair value	$ 3,500	$ 288,727	$ -	$ 292,227
Securities sold under repurchase agreements	$ -	$ 6,936	$ -	$ 6,936
Other liabilities	-	-	6,258	6,258
Total liabilities at fair value	$ -	$ 6,936	$ 6,258	$ 13,194

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Federal funds sold	$ 17,100	$ -	$ -	$ 17,100
Available-for-sale securities	-	236,180	-	236,180
Other assets	-	22,641	-	22,641
Total assets at fair value	$ 17,100	$ 258,821	$ -	$ 275,921
Securities sold under repurchase agreements	$ -	$ 5,813	$ -	$ 5,813
Other liabilities	-	-	6,104	6,104
Total liabilities at fair value	$ -	$ 5,813	$ 6,104	$ 11,917

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for first quarter 2011 was impaired loans.

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  In the first quarter 2011, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $22.8 million were reduced by specific valuation allowance allocations totaling $1.0 million to a total reported fair value of $21.8 million based on collateral valuations utilizing Level 3 valuation inputs.

Non-Financial Assets and Non-Financial Liabilities – Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009.  The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis.  Certain  non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During the first quarter 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value totaled $7.7 million (utilizing Level 2 valuation inputs) at March 31, 2011.

ASC Topic 825 requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed below.

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

                Financial assets  –  Cash and cash equivalents are considered to be carried at their fair value and have not been valued differently from historical cost accounting.  Both securities available-for-sale and held-to-maturity are valued by an independent pricing service as discussed in Note 2.  A present value discounted cash flow methodology was used to value the net loan portfolio.  The discount rate used in these calculations was the current rate at which new loans in the same classification for regulatory reporting purposes would be made.  This rate was adjusted for credit loss and assumed prepayment risk.  For loans with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.

            Financial liabilities  – Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market for similar liabilities.  Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.  For deposits with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.  The carrying amount of other short-term borrowings is considered to approximate fair value.

            Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

            At March 31, 2011, the Bank had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and subject to customer’s credit quality.

The estimated fair values of financial instruments were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$14,077	$14,077	$11,161	$11,161
Interest-bearing deposits in banks	12,247	12,247	4,238	4,238
Federal funds sold	3,500	3,500	17,100	17,100
Securities available-for-sale	265,905	265,905	236,180	236,180
Securities held-to-maturity	38,571	39,618	39,975	40,778
Loans, net	543,663	556,008	549,759	563,270
Accrued interest receivable	4,555	4,555	4,044	4,044
Financial liabilities
Deposits	814,843	783,232	791,826	793,270
Federal funds purchased and
securities sold under agreements
to repurchase	6,522	6,522	5,813	5,813
Other short term liabilities	414	414	372	372
FHLB borrowings	17,100	17,773	24,100	24,901
Accrued interest payable	953	953	1,078	1,078
Off-balance sheet credit related instruments:
Commitments to extend credit		94		95
		-		-

Under ASC Topic 825, entities may choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions; therefore, the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles; (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  During the reported periods, the Bank had no financial instruments measured at fair value under the fair value measurement option.

NOTE 4 – FEDERAL HOME LOAN BANK CREDIT LINE

The Bank has a Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB.  Advances made to the Bank under the Blanket Agreement are collateralized by FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed.  The Bank made an annual principal payment of $7.0 million to the FHLB under the Blanket Agreement on each of March 31, 2009, March 31, 2010 and March 31, 2011, with an additional payment of $3.1 million on September 15, 2010.

Scheduled principal maturities of borrowings under this credit line as of March 31, 2011, were as follows (dollars in thousands):

2012	$ 7,000
2013	10,100
Total	$ 17,100

Stock held in the FHLB totaling $3.0 million at March 31, 2011 is carried at cost.  The stock is restricted and can only be sold to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated June 21, 2010, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40.0 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of March 31, 2011.

NOTE 5 – SECURITIES

Securities with an amortized cost of $186.8 million and a fair value of $185.4 million at March 31, 2011 were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain if the portfolio had been liquidated on that date.  Security gains are realized only in the event of dispositions prior to maturity.

            The amortized cost and estimated fair value of securities at March 31, 2011 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$121,465	$55	$2,162	$119,358
Mortgage backed securities	63,294	109	620	62,783
States and political subdivisions	59,042	1,073	307	59,808
Other securities	23,472	553	69	23,956
	$267,273	$1,790	$3,158	$265,905
Held-to-maturity securities
States and political subdivisions	$38,571	$1,056	$9	$39,618
	$38,571	$1,056	$9	$39,618

            At March 31, 2011, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

            Proceeds from the maturity, call or sale of available-for-sale securities were $39.4 million during the three months ended March 31, 2011.  Proceeds from the maturity or call of held-to-maturity securities were $1.4 million during the three months ended March 31, 2011.

            If the fair values of any securities at March 31, 2011 did not equal or exceed the cost of those securities, then the current fair value was considered temporarily impaired.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of March 31, 2011, management also had the ability to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely a result of market fluctuations and variations in pricing appraisals.  Management does not believe any of the securities are impaired because of reasons of credit quality.  Accordingly, as of March 31, 2011, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The following table presents the Bank’s investments with unrealized losses at March 31, 2011 according to the term of the unrealized loss:

March 31, 2011	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$111,387	$2,162			111,387	2,162
Mortgage backed securities	44,024	620			44,024	620
States and political subdivisions	11,396	307			11,396	307
Other securities	20,338	69			20,338	69
	$187,145	$3,158	$-	$-	$187,145	$3,158

            The table below shows the amortized cost and fair value of investment securities at March 31, 2011 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities and equity securities are shown separately because they are not due at a single maturity date.

	Amortized	Fair	Yield
(Dollars in Thousands)	Cost	Value	(Unaudited)
Available-for-sale securities
U.S. Government agencies
Within one year	$5,014	$5,017	0.5%
After one but within five years	50,754	50,216	1.6%
After five but within ten years	65,697	64,124	2.2%
Mortgage backed securities
Within one year	49	49	4.7%
After one but within five years	53,130	52,710	1.3%
After five but within ten years	10,115	10,024	2.2%
States and political subdivisions
After one but within five years	6,809	7,027	2.6%
After five but within ten years	9,162	9,338	3.4%
After ten years	43,071	43,444	3.8%
Other securities
Within one year	1,907	1,954	3.8%
After one but within five years	15,371	15,810	3.1%
After five but within ten years	2,297	2,295	3.3%
After ten years	3,897	3,897	1.2%
	$267,273	$265,905
Held-to-maturity securities
States and political subdivisions
Within one year	$2,681	$2,707	4.1%
After one but within five years	9,157	9,423	3.8%
After five but within ten years	10,268	10,677	4.5%
After ten years	16,465	16,811	4.1%
	$38,571	$39,618

NOTE 6 – LOANS

            The following table presents the Bank’s loans by category as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	Percentage of Total	December 31, 2010	Percentage of Total

Commercial, financial and agricultural	$ 68,193	12.4%	$67,156	12.0%
Tax exempt municipal loans	25,395	4.6%	28,163	5.0%
Real estate
Construction	38,757	7.0%	37,374	6.7%
Commercial mortgages	155,055	28.0%	156,704	28.0%
Residential mortgages	219,786	39.9%	221,749	39.7%
Other	29,759	5.4%	31,129	5.6%
Retail loans	14,889	2.7%	17,394	3.0%
Net unamortized loan origination fees	(477)		(490)
Total loans	$ 551,357	100.0%	$559,179	100.0%

Loan Origination/Risk Management. The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately half of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Bank may originate from time to time, the Bank generally requires the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Bank originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Bank contracts with a third party vendor to perform loan reviews.  The Bank reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Banks’s policies and procedures.

The goal of the Bank is to diversify loans to avoid a concentration of credit in a specific industry, person, entity, product, service, or any area vulnerable to a tax law change or an economic event. A concentration of credit occurs when obligations, direct or indirect, of the same or affiliated interests represent 15 percent or more of the Bank's capital structure. The Board of Directors recognizes that the Bank's geographic trade area imposes some limitations regarding loan diversification if the bank is to perform the function for which it has been chartered. Specifically, lending to qualified borrowers within the Bank's trade area will naturally cause concentrations of real estate loans in the primary communities served by the Bank and loans to employees of major employers in the area.

The following table provides details regarding the aging of the Bank’s loan and lease portfolio as of March 31, 2011 (dollars in thousands):

	30 - 89	Greater Than 90
	Days Past Due	Days Past Due	Total Past Dues	Current	Total Loans
Retail
Consumer loans	$100	$104	$204	$13,176	$13,380
Residential loans - first lien	936	1,655	2,591	146,530	149,121
Residential loans - junior lien	-	132	132	949	1,081
HELOC's	399	789	1,188	57,136	58,324
Other retail	1,115	348	1,463	26,510	27,973
Retail Totals	$2,550	$3,028	$5,578	$244,301	$249,879
Commercial
Commercial & industrial	$141	$1,478	$1,619	$58,761	$60,380
Non-farm, non-residential real estate	344	8,625	8,969	143,521	152,490
Construction & development	-	-	-	34,428	34,428
Other commercial	212	751	963	53,217	54,180
Commercial Totals	$697	$10,854	$11,551	$289,927	$301,478

PORTFOLIO TOTALS	$3,247	$13,882	$17,129	$534,228	$551,357

The following table shows loans as of March 31, 2011 related to each balance in the allowance for possible loan and lease losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology (dollars in thousands):

	Commercial	Residential real estate	Consumer & other retail	Other	Totals
Loans individually evaluated for impairment	$21,692	$1,152	$-	$-	$22,844
Loans collectively evaluated for impairment	279,786	232,054	15,023	1,650	528,513
Ending Balance	$301,478	$233,206	$15,023	$1,650	$551,357

            The following table summarizes the impaired loans as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Balance of impaired loans with no allocated allowance	$ 18,424	$ 10,016
Balance of impaired loans with an allocated allowance	4,420	15,077
Total recorded investment in impaired loans	$ 22,844	$ 25,093

Amount of the allowance allocated to impaired loans	$ 1,008	$ 2,912

          The following table summarizes the impaired loans by loan type as of March 31, 2011:

(Dollars in Thousands)	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance
Commercial	$ 17,625	$ 4,067	$ 21,692	$ 950
Residential real estate	799	353	$ 1,152	58
Total	$ 18,424	$ 4,420	$ 22,844	$ 1,008

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans  and (v) the general economic conditions in the State of Tennessee.

The Corporation uses a risk grading matrix to assign a risk grade to each of its commercials loans.  Loans are graded on a scale of 1 through 8.  A description of the general characteristics of the eight risk grades is as follows:

Risk Rating 1        Minimal Risk

General Characteristics:

  Substantially risk free

  Federal, state, or municipal subdivisions with acceptable investment grade credit rating.

  Large national, regional, or local entity with proven access to capital markets.

  Diversity in borrower’s line of business with stable and diversified sales base.

  Borrower is considered to be an industry leader with many consecutive years of strong profits and exhibits a financial condition, equity position, liquidity, and debt service capacity far exceeding industry norms.

  Borrower has an abundance of unpledged financeable assets coupled with superior cash generation capabilities.

  Industry conditions and trends are positive and strong.

  Borrower has strong management with evidence of management succession.

  A credit rating by Moody’s, Standard & Poor, or other qualified rating agency that is grade A or higher.

  A cash secured loan with the cash on deposit in our Bank or a guaranty from the federal government also warrants this risk rating.

Risk Rating 2             Modest Risk

General Characteristics:

  Borrower shows strong profitability, liquidity, and capitalization better than industry norms and a strong market position in the region.

  Borrower may have limited access to public markets for short-term needs or capital requirements, but has ready access to alternative financing.

  Loans may be unsecured based on the financial strength of the borrower or secured by collateral that is considered liquid and marketable.

  Borrower has a proven history of profitability and financial stability.

  Borrower has a strong market position in its industry and has an abundance of financeable assets available to protect the Bank’s position.

  Borrower’s proven and steady management with good management succession.

  Borrower can withstand major market instabilities of short duration.

  Credit rating by Moody’s, Standard & Poor, or other qualified rating agency that is grade BAA or higher.

Risk Rating 3             Average Risk

General Characteristics:

  Borrower shows a stable earnings history and financial condition in line with industry norms with indications that these trends will continue.

  The credit extension is considered sound, however elements may be present which suggest the borrower may not be free from temporary impairments in the future.

  Borrower’s liquidity and leverage is in line with industry norms.

  Borrower has good management with acceptable management succession.

  Under most economic and business conditions, borrower has access to alternative financing but limited or no access to capital markets for short-term or capital needs.

  Borrower may be an individual with a sound financial condition and liquidity with proven historical income to repay the debt as scheduled.

  Credit extensions are generally secured by acceptable collateral.

Risk Rating 4             Acceptable Risk

General Characteristics:

  Credit is to a borrower with smaller margins of debt service coverage and with some elements of reduced financial strength.

  Borrower is generally in a lower average market position in its industry.

  Borrower shows satisfactory asset quality and liquidity, good debt capacity and coverage, and good management in critical positions.

  Borrower’s management is of unquestioned character but management succession may be questionable.

  Borrower can obtain similar financing from other financial institutions.

  Interim losses or moderately declining earnings trends may occur, but the borrower has sufficient strength and financial flexibility to offset these issues.

  Credit may be to individuals with a moderately leveraged financial condition but with satisfactory liquidity and income to cover debt repayment requirements.

  Business borrowers may have moderate leverage, but must have historically consistent cash flow to cover debt service and other operating needs.

  Business borrowers may also have erratic or cyclical operating performances but should demonstrate strong equity positions to support these profitability swings.

  Asset-based loans that have stabilized and proven performance with the financial capacity to provide for annual clean up may qualify for this rating.

  Borrower has no access to capital markets but would be financeable by another financial institution or finance company.

  Credit extensions are generally secured by acceptable collateral.

Risk Rating 5             Pass / Watch

General Characteristics:

Loans considered for this risk rating require a heightened level of supervision.

A) Transitional, Event Driven – This category of risk rated 5 loans captures responses to early warning signals from a relationship and, therefore, signifies a specific, event-driven, transitional credit grade. The event is generally something unplanned or unexpected such as a death, a disaster, the loss of a major client, product line, or key employee; divorce, or health condition of the owner or key management person. This category may be used in transitional upgrades as well as transitional downgrades of credit relationships.  Under these criteria, this category necessitates a plan of action to either upgrade the credit to a “Pass” rating (i.e., Risk Rating 1-4), downgrade the credit to a criticized asset, or exit the relationship within six months.

B) Ongoing Supervision Warranted - This category may also be utilized to identify loans having inherent characteristics which warrant more than the normal level of supervision.  Loans meeting these criteria may include larger, more complex loans with unusual structures.  Loans, which, due to structure or nature of the collateral require above average servicing, may also be considered for this risk rating.  Unlike other criteria listed previously for this category, these particular characteristics tend not to be one-time or transitional in nature; therefore, these loans may be expected to remain in this risk rating category longer than six months.  A loan might remain in this risk rating category for its life or until the characteristic warranting the rating can be eliminated or effectively mitigated.

  Borrower may exhibit declining earnings, strained cash flow, increasing leverage, or weakening market positions that indicate a trend toward an unacceptable risk.

  Borrower’s liquidity, leverage, and earnings performance is below or trending below industry norms.

  Interim losses and other adverse trends may occur but not to the level that would impair the Bank’s position.

  Borrower may be a newly formed company or in a new line of business or may be an established business with new or unproven management.  Borrower should be adequately capitalized, but may not yet have achieved stabilized cash flow.

  Borrower generally has a small market position in its industry.

  Borrower may be engaged in an industry that is experiencing an economic downturn or is particularly susceptible to uncontrollable external factors.

  Borrower management is of good character although some management weakness may exist, including lack of depth or succession.

  Borrower generally has limited additional debt capacity and modest coverage, and average or below-average asset quality, margins, and market share.

  Borrower’s ability to obtain financing from other financial institutions may be impaired.

  Credit to individuals with marginal financial condition and liquidity but with income still sufficient to service the debt.

Risk Rating 6                 Special Mention

A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

General Characteristics:

  Borrower’s cash flow may not be sufficient to fund anticipated cash needs.

  Sufficiently or modestly sufficiently financeable assets are available to protect the Bank’s position.

  Adverse trends in borrower’s operations/profits or unbalanced position in borrower’s balance sheet but not to the point where repayment is in jeopardy.

  Borrower generally shows limited liquidity or high leverage.

  Borrower’s financial position is in the lower quartile of industry norms.

  Borrower’s business exhibits a deteriorating market position in the industry.

  Borrower’s management lacks depth and succession.

  Business is unable to withstand temporary setbacks without affecting repayment capability.

  Borrower is not financeable by another bank but possibly by a finance company or specialized lender.

Risk Rating 7             Substandard

A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

General Characteristics:

  The primary source of borrower’s repayment no longer provides satisfactory support and repayment is dependant on secondary sources.

  A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.

  Normal repayment from the borrower is impaired although no loss of principal is envisioned.

  A partial loss of interest or principal will occur if the borrower’s deficiencies are not corrected.

  Borrower’s cash flow is generally not sufficient to fund anticipated cash needs.

  Borrower’s financeable assets may not be sufficient to protect the bank’s position.

  Adverse trends in borrower’s operations that jeopardized debt repayment may require the borrower to undertake a significant reorganization of financing or the business.

  Borrower shows poor liquidity and high leverage impairing the repayment of the debt in accordance with agreed upon terms.

  Borrower’s management lacks depth and succession; may be inexperienced or of questionable character.

  Borrower’s market position in the industry is deteriorating.

  Borrower is not financeable by another bank or finance company.

Risk Rating 8        Doubtful

An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

General Characteristics:

  Inadequate primary source of repayment.  Assumes a less than satisfactory secondary source of repayment on a most-likely case basis.  There may be adequate secondary source of repayment on a best-case basis.

  Borrower has the same weaknesses found in Substandard borrowers.

  Loss probability is extremely high but because of certain important and reasonably specific factors that may work to strengthen the loan, its classification as an estimated loss is deferred until a more exact status may be determined.

  Pending factors may include proposed merger or acquisition; liquidation procedures; capital injections; perfecting liens on additional collateral; and refinancing plans.

  Borrower’s cash flow is insufficient to fund cash needs.

  Borrower’s financeable assets are insufficient to protect the bank’s position.

  Borrower’s source of debt repayment is dependant on liquidation of assets with a probable loss.

  Borrower may no longer be a going concern, or may not exist as a going concern for the foreseeable future.

  No alternative financing sources exist for borrower.

The following tables present risk grades and classified loans by class of commercial loan in the Bank’s portfolios as of March 31, 2011 (dollars in thousands):

Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured By Residential R/E	All Other Commercial Loans	Commercial Totals
1-5 Pass	$49,841	$137,195	$32,758	$8,726	$40,949	$269,469
6- Special Mention	2,715	5,022	-	456	619	8,812
7- Substandard	3,671	7,400	1,670	770	1,248	14,759
8- Doubtful	4,153	2,873	-	-	1,412	8,438
TOTALS	$60,380	$152,490	$34,428	$9,952	$44,228	$301,478

Retail Loan Portfolio: Credit risk profile based on delinquency status Classification	Consumer Loans	Single- Family Residential**	All Other Retail Loans	Retail Totals
Performing	$13,357	$207,513	$24,759	$245,630
Non-performing*	22	3,834	393	4,249
TOTALS	$13,380	$211,347	$25,152	$249,879

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due

**Single-family residential loans includes primary liens, closed-end secondary liens, residential construction loans, and home equity lines of credit

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Corporation on January 1, 2011 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expects,” “believes,” “intends,”  “may” or “will,” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, fair value of bonds, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB risk rating classifications of loans, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan and lease losses (“ALLL”), economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2011, the consolidated total assets of the Corporation were $958.9 million, its consolidated net loans were $551.4 million, its total deposits were $814.8 million and its total shareholders' equity was $106.7 million.  The Corporation’s loan portfolio at March 31, 2011 reflected a decrease of $7.8 million, or 1.4%, compared to December 31, 2010.  Total deposits increased $23.0 million, or 2.9%, and shareholders’ equity increased by 0.4% during the first three months of 2011.  Total shareholders’ equity includes an unrealized loss on available-for-sale securities of $842,000.

FINANCIAL CONDITION

Average earning assets for the quarter ended March 31, 2011 were up 0.1%, or $1.2 million, from average earning assets for the quarter ended December 31, 2010.  Average overnight investments for the quarter ended March 31, 2011 were up 17.6% compared to December 31, 2010.  Average investment securities for the quarter ended March 31, 2011 were up 6.0% compared to December 31, 2010.  Average total assets of $952.4 million for the quarter ended March 31, 2011 decreased 0.1% or approximately $816,000, compared to $953.2 million for the quarter ended December 31, 2010.

Securities

Available-for-sale securities are an integral part of the asset/liability management process  the Bank, the Corporation’s sole direct subsidiary.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2011, the Bank's investment securities portfolio had $265.9 million available-for-sale securities, which are valued at fair market value, and $38.6 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $236.2 million of available-for-sale securities and $40.0 million of held-to-maturity securities as of December 31, 2010.

Loans and Loan Losses

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”) and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”). Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Corporation’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 10 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Corporation calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Corporation’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Corporation. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

            Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

            The following table summarizes the allocation in the allowance for loan and lease losses by loan segment for the year ended March 31, 2011 (dollars in thousands):

		Residential	Consumer &
	Commercial	real estate	other retail	Unallocated	Totals
Beginning balance	$6,915	$2,001	$408	$96	$9,420
Less: Charge-offs	(2,157)	(244)	(96)	-	(2,497)
Add: Recoveries	38	1	7	-	46
Add: Provisions	798	(35)	(40)	2	725
Ending balance	$5,594	$1,723	$279	$98	$7,694

		Residential	Consumer &
	Commercial	real estate	other retail	Unallocated	Totals
Loans individually evaluated for impairment	$887	$121	$-	$-	$1,008
Loans collectively evaluated for impairment	4,707	1,602	279	98	6,686
Ending balance	$5,594	$1,723	$279	$98	$7,694

The following table summarizes the changes in the allowance for loan and lease losses for the years ended March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance at beginning of period	$9,420	$8,929
Provision (reduction) charged (credited) to operating expenses	725	1,896
Charge-offs:
Commercial and industrial	(2,157)	(2,046)
Real estate	(244)	(108)
Consumer and other	(96)	(77)
Total charge-offs	(2,497)	(2,231)
Recoveries:
Commercial and industrial	38	782
Real estate	1	-
Consumer and other	7	44
Total recoveries	46	826
Balance at end of year	$7,694	$9,420

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

Loan volume was fairly stagnant during the first quarter 2011, with slight declines reported in all segments of the portfolio.  Retain loans declined $3.8 million through the first three months of 2011, and residential first mortgages decline $3.1 million.  The commercial portfolio declined by $4.2 million, as there were a few loans that paid off or were refinanced.  Commercial loan demand remains modest as the economy struggles to recover.

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

A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank's loan policies and procedures, assignment of  credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need special attention.  At March 31, 2011, this process identified loans totaling $8.8 million, that were classified as other assets especially mentioned compared to loans totaling $10.8 million at December 31, 2010.  Loans totaling $14.8 million were classified as substandard at March 31, 2011, compared to loans totaling $20.0 million at December 31, 2010.  Loans totaling $8.4 million were classified as doubtful at March 31, 2011, compared to $6.7 million at December 31, 2010.

             Loans having recorded investments of $22.8 million and $25.1 million at March 31, 2011 and December 31, 2010 have been identified as impaired.  However, loans amounting to $13.9 million and $8.3 million at March 31, 2011 and December 31, 2010, respectively, were not accruing interest in accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-40, Troubled Debt Restructurings by Creditors (“ASC Topic 310”).  Interest received on these loans during first quarter of 2011 was approximately $255,000, and during 2010 was approximately $619,000.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $326,000, and $958,000 for the period ending March 31, 2011 and December 31, 2010, respectively. The Bank had no loans that were 90 days or more past due that were not included in nonaccrual loans as of March 31, 2011.

            The Bank had $15.1 million that qualified as “troubled debt restructurings” as defined in ASC Topic 310 as of March 31, 2011. Troubled debt restructurings are loans for which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower which would otherwise not be considered.  For a loan to be classified as a troubled debt restructuring, the borrower must be experiencing financial difficulties (even if it is not currently in default on any of its indebtedness), and because of  those difficulties the Bank must have made a concession that would otherwise not be granted.  These concessions can take many forms, including but not limited to granting temporary payment relief, restructuring a loan to extend the amortization or lower the required payment amount, and forgiveness of principal.  Likewise, the financial difficulty being experienced by a borrower can take many forms, including but not limited to:

  Being in default on any existing indebtedness;

  Declaring, or being in the process of declaring, bankruptcy;

  Significant doubt as to whether an existing business can continue to operate as a going concern;

  Historically demonstrating, or forecasting, insufficient cash flows with which to service all debt in a timely manner; or

  Absent the modification, the borrower cannot continue to keep all indebtedness current.

Once identified as a troubled debt restructuring, the bank will track these loans and periodically report to the Board of Directors the aggregate balances thereof.

The following table shows a breakdown of all loan modifications:

	March 31, 2011		December 31, 2010
(Dollars in Thousands)	Number of Contracts	Outstanding recorded investment	Number of Contracts	Outstanding recorded investment
Troubled Debt Restructurings
Residential - prime	7	$ 1,101	7	$ 1,180
Consumer - other	31	13,947	30	13,644
	Number of Contracts	Recorded investment	Number of Contracts	Recorded investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential - prime	2	$ 506	1	$ 28
Consumer - other	5	4,476	4	796

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 17 domestic offices.  The Bank's average deposits increased 0.7% during the first three months of 2011 compared to an increase of 3.9% in the first three months of 2010.  Average total noninterest-bearing deposits were 15.6% of total deposits at March 31, 2011, contributing to the Bank's low cost of deposits, compared to 14.6% at December 31, 2010.

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

            Under federal regulatory standards, to be “well-capitalized,” the Corporation’s and the Bank’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 6%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 10%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 5%.  Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) and other certain equity like instruments are considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus supplementary or temporary capital such as subordinated debt, some types of preferred stock, and a defined percentage of the allowance for possible loan and lease losses.

            As of March 31, 2011, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.0%, 15.0%, and 10.2%, respectively, compared to 14.6%, 15.8%, and 10.1% at December 31, 2010. At March 31, 2011, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.1%, 16.3% and 10.4%, respectively.  The ratios were 15.0%, 16.2% and 10.4%, respectively, at December 31, 2010.  Management believes, as of March 31, 2011, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

LIQUIDITY AND CAPITAL RESOURCES

            Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation's primary source of liquidity has been dividends declared by the Bank.

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

Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations; however, the Bank also has access to additional capital, if necessary, through additional advances from the FHLB or the Cash Management Advance Line of Credit Agreement with the FHLB.  In March 2008, the Bank obtained five advances at $7.0 million each from the FHLB.  The first three scheduled repayment of the advances were made in March 2009, March 2010 and March 2011 and an additional payment of $3.1 million was made in September 2010.  The remaining payments will continue each March through 2013.   In September 2008, the Bank obtained two additional advances of $3.1 million each for a total borrowing in 2008 of $41.2 million.  The borrowings from the FHLB have been used generally for investment strategies to enhance the Bank’s portfolio.   Please refer to Note 4 in the notes to consolidated financial statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

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

Deferred Income Tax Assets

As of March 31, 2011, the deferred income tax asset was $7.0 million and was included with other assets on the balance sheet.  Deferred income tax assets consist mainly of the tax effect of excess provisions for loan and lease losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

RESULTS OF OPERATIONS

Total interest income for the first three months of 2011 was $9.5 million compared to $10.0 million for the first three months of 2010.   Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $7.5 million, a decrease of approximately $337,000, or 4.3%, during the first three months of 2011 compared to the first three months of 2010.  Nominal interest earned on investment securities and other investments was $1.9 million, a decrease of approximately $221,000, or 10.4%, during the first three months of 2011 compared to the first three months of 2010.  The decrease in nominal interest earned on investment securities and other investments was primarily the result of market conditions.

            Total interest expense in the first three months of 2011 was $1.4 million, a decrease of $555,000, or 28.8%, compared to the first three months of 2010.  The lower interest rates for certificates of deposits and public funds during the first quarter of 2011 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning April 30, 2011 and ending March 31, 2012 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 2.7%, or a decrease in net interest income of $894,000 by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at March 31, 2011, March 31, 2010 and December, 31, 2010 was 4.09%, 4.11% and 4.13%, respectively.

            Additions of approximately $725,000 were made to the provision for possible loan and lease losses in the first quarter of 2011 as a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as the Bank having to downgrade the credit level on a few commercial loans.

            The following table presents the Bank’s analysis of the Allowance for Loan and Lease Loss activity:

	March 31, 2011	December 31, 2010
Balance at beginning of period	$9,420	$8,929
Provision (reduction) charged (credited) to operating expenses	725	1,896
Charge-offs:
Commercial and industrial	(2,157)	(2,046)
Real estate	(244)	(108)
Consumer and other	(96)	(77)
Total charge-offs	(2,497)	(2,231)
Recoveries:
Commercial and industrial	38	782
Real estate	1	-
Consumer and other	7	44
Total recoveries	46	826
Balance at end of year	$7,694	$9,420

            Noninterest income was $2.4 million, a decrease of approximately $416,000, or 14.6%, during the first three months of 2011 compared to the first three months of 2010.  The gain on sales of available for sale securities, which was approximately $60,000 in the first three months of 2011 compared to approximately $503,000 in the first three months of 2009, was the primary reason for the decrease.

            Noninterest expense, excluding the provision for possible loan and lease losses was $725,000, a decrease of approximately $361,000, or 33.2%, in the first three months of 2011 as compared to the first three months of 2010.  Reasons for the lower noninterest expense in the first three months of 2011 were that advertising, office supplies and computer expense were less than the previous three months in 2010.

            The Bank also leases a certain number of its properties.  There was no change during the three-month period ended March 31, 2011 in the terms of these leases.

Net income for the three months ended March 31, 2011 and the three months ended March 31, 2011 was $1.5 million and $1.2 million.  A reduction in noninterest expense along with less provision expense contributed to the three month increase.  The Corporation earned $0.28 per share for the three months ended in 2011, and $0.22 per share for the three months ended in 2010.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at March 31, 2011 were $94.9 million and $8.7 million, respectively.

At March 31, 2011, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2011, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and  reasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the first quarter of 2011:

CORPORATION’S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	––	––	––	––
February 1, 2011 – February 28, 2011	––	––	––	––
March1, 2011 – March 31, 2011	34,540*	$30.57	––	––
Total	34,540	$30.57	––	––

        *Represents 25,000 shares purchased from several third-party sellers pursuant to negotiated agreements to purchase and 9,540 shares purchased in connection with the settlement of a dispute involving a Bank customer’s estate.

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

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2011 (File Number 000-10972).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date May 5, 2011	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date May 5, 2011	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2011 (File Number 000-10972).