Form 10-Q
period 2011-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2011-08-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 5, 2011, the registrant had 5,380,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets – June 30, 2011 and December 31, 2010.

Consolidated statements of income - For the three months and six months ended June 30, 2011 and June 30, 2010.

Consolidated statements of cash flows - For the six months ended June 30, 2011 and June 30, 2010.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		June 30,	December 31,
		2011	2010
	(Dollars in Thousands, Except Per Share Data)	(Unaudited)
ASSETS
	Cash and due from banks	$14,766	$11,161
	Interest-bearing due from banks	35,399	4,238
	Federal funds sold	-	17,100
	Total cash and cash equivalents	50,165	32,499
	Securities
	Available-for-sale (amortized cost $260,784
	and $237,496 respectively)	262,186	236,180
	Held-to-maturity (fair market value $38,479
	and $40,778, respectively)	37,302	39,975
	Total securities	299,488	276,155
	Loans, net of deferred fees	545,575	559,179
	Allowance for possible loan and lease losses	(8,004)	(9,420)
	Net loans	537,571	549,759
	Bank premises and equipment,
	at cost less allowance for depreciation	24,694	22,842
	Core deposit and other intangibles	9,018	9,036
	Other assets	46,780	51,418
	TOTAL ASSETS	$967,716	$941,709

LIABILITIES	Deposits
	Noninterest-bearing	$141,586	$123,541
	Interest-bearing (including certificates of deposits
	over $100: 2011 - $102,197; 2010 - $107,425)	672,902	668,285
	Total deposits	814,488	791,826
	Federal funds purchased and securities
	sold under agreements to repurchase	11,762	5,813
	Short-term borrowings	408	372
	Accounts payable and accrued liabilities	16,011	13,376
	Federal Home Loan Bank advances	17,100	24,100
	TOTAL LIABILITIES	859,769	835,487

SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,380,000 and 5,430,000 shares issued
	and outstanding as of June 30, 2011 and
	December 31, 2010, respectively	53,800	54,300
	Retained earnings	53,190	52,636
	Accumulated other comprehensive income (loss)	862	(809)
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	107,852	106,127
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	107,947	106,222
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$967,716	$941,709
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

		Three Month Ended		Six Month Ended
(Dollars in Thousands Except Per Share Data)		June 30,		June 30,
	(unaudited)	2011	2010	2011	2010
INTEREST AND	Interest and fees on loans	$7,528	$8,058	$15,065	$15,932
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,143	1,173	2,068	2,357
	Exempt from federal income tax	910	878	1,843	1,774
	Dividends	88	55	136	102
		2,141	2,106	4,047	4,233
	Other interest income	11	10	29	28
	TOTAL INTEREST INCOME	9,680	10,174	19,141	20,193

INTEREST EXPENSE	Interest on deposits	1,077	1,535	2,242	3,188
	Interest on other borrowings	178	250	385	524
	TOTAL INTEREST EXPENSE	1,255	1,785	2,627	3,712
	NET INTEREST INCOME	8,425	8,389	16,514	16,481
	PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	750	405	1,475	1,491
	NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,675	7,984	15,039	14,990
				-
NONINTEREST	Trust department income	498	465	1,024	1,025
INCOME	Service fees on deposit accounts	1,713	1,797	3,316	3,406
	Other fees and commissions	102	142	302	257
	Other operating income (loss)	7	(112)	40	(61)
	Securities gains (loss)	374	(1)	434	502
	TOTAL NONINTEREST INCOME	2,694	2,291	5,116	5,129
NONINTEREST	Salaries and employee benefits	4,144	4,064	8,278	8,180
EXPENSE	Net occupancy expense	632	673	1,236	1,314
	Furniture and equipment expense	302	274	595	532
	Other operating expenses	2,966	3,120	5,851	6,825
	TOTAL NONINTEREST EXPENSES	8,044	8,131	15,960	16,851
	INCOME BEFORE PROVISION FOR INCOME TAXES	2,325	2,144	4,195	3,268
	PROVISION FOR INCOME TAXES	306	196	631	128
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,019	1,948	3,564	3,140
	Noncontrolling interest - dividends on preferred stock of subsidiary	8	8	8	8
	NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$2,011	$1,940	$3,556	$3,132
BASIC EARNINGS
PER SHARE	Weighted Average Shares Outstanding	5,392,760	5,487,729	5,410,205	5,495,835
		$0.37	$0.35	$0.66	$0.57
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
		Six Months Ended June 30,
	(Dollars in Thousands) Unaudited	2011	2010
OPERATING	Net income available for common shareholders	$3,556	$3,132
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Excess of provision for possible loan losses
	over net charge-offs	1,475	1,491
	Provision for depreciation and amortization of
	premises and equipment	639	605
	Deferred tax expense (benefit)	102	(467)
	Net securities gains	(434)	(502)
	Gain from disposition of other real estate	-	268
	Amortization of deposit base intangibles	18	37
	Amortization of investment security premiums,
	net of accretion of discounts	718	870
	Increase in cash surrender value of life insurance contracts	(615)	(434)
	(Increase) decrease in
	Other real estate owned	(588)	(2,802)
	Other assets	4,693	773
	Increase (decrease) in
	Other liabilities	648	669
	Total adjustments	6,656	508
	Net cash provided by operating activities	10,212	3,640
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	83,446	95,732
	Proceeds from maturities and calls of held-to-maturity securities	2,655	6,905
	Purchases of investment securities
	Available-for-sale	(107,025)	(98,772)
	Net decrease in loans	10,713	2,280
	Proceeds from sale of foreclosed assets	-	1,597
	Purchase of life insurance premium	-	(468)
	Purchases of premises and equipment	(2,463)	(1,880)
	Net cash used in investing activities	(12,674)	5,394
FINANCING	Net increase in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	22,662	15.059
	Net increase (decrease) in federal funds purchased and short term borrowings	5,985	(854)
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	(1,511)	(833)
	Cash dividends paid on common stock	-	(2,038)
	Cash dividends paid on preferred stock	(8)	(8)
	Net cash provided by financing activities	20,128	4,326
	Increase in cash and cash equivalents	17,666	13,360
	Cash and cash equivalents at beginning of period	32,499	33,463
	Cash and cash equivalents at end of period	$50,165	$46,823
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles  used in the United States (“GAAP”) for complete financial statements.  Management has evaluated all significant events and transactions that occurred through August 4, 2011, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with GAAP.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK REPURCHASE

            During the second quarter of 2011, the Corporation purchased, 15,460 shares of the Corporation’s common stock pursuant to negotiated agreements at a price of $30.00 per share, for an aggregate purchase price of $463,800.

NOTE 3 – FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the financial assets and financial liabilities of the Corporation and its sole wholly-owned subsidiary, First Farmers and merchants bank (the “Bank”), carried at fair value effective January 1, 2008.  In general, fair value is based on quoted market prices, where available.  If such quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$-	$262,186	$-	$262,186
Other assets	-	23,256	-	23,256
Total assets at fair value	$-	$285,442	$-	$285,442
Securities sold under repurchase agreements	$-	$11,762	$-	$11,762
Other liabilities	-	-	6,389	6,389
Total liabilities at fair value	$-	$11,762	$6,389	$18,151

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Federal funds sold	$17,100	$-	$-	$17,100
Available-for-sale securities	-	236,180	-	236,180
Other assets	-	22,641	-	22,641
Total assets at fair value	$17,100	$258,821	$-	$275,921
Securities sold under repurchase agreements	$-	$5,813	$-	$5,813
Other liabilities	-	-	6,104	6,104
Total liabilities at fair value	$-	$5,813	$6,104	$11,917

            Financial Assets and Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for second quarter 2011 was impaired loans.

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  In the second quarter of 2011, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $2.0 million were reduced by specific valuation allowance allocations totaling approximately $448,000 to a total reported fair value of $1.6 million based on collateral valuations utilizing Level 3 valuation inputs.

Non-Financial Assets and Non-Financial Liabilities:

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

During the second quarter 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value totaled $8.5 million (utilizing Level 2 valuation inputs) at June 30, 2011.

Estimated Fair Values of Financial Instruments:

ASC Topic 825, “Financial Instruments” (“ASC Topic 825”)  requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed below.

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

            At June 30, 2011, the Bank had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and subject to customer’s credit quality.

As of June 30, 2011 and December 31, 2010, the estimated fair values of financial instruments were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$14,766	$14,766	$11,161	$11,161
Interest-bearing deposits in banks	35,399	35,399	4,238	4,238
Federal funds sold	-	-	17,100	17,100
Securities available-for-sale	262,186	262,186	236,180	236,180
Securities held-to-maturity	37,302	38,479	39,975	40,778
Loans, net	537,571	552,922	549,759	563,270
Accrued interest receivable	3,929	3,929	4,044	4,044
Financial liabilities
Deposits	814,488	789,150	791,826	793,270
Federal funds purchased and
securities sold under agreements
to repurchase	12,170	12,170	5,813	5,813
Other short term liabilities	-	-	372	372
FHLB borrowings	17,100	17,745	24,100	24,901
Accrued interest payable	916	916	1,078	1,078
Off-balance sheet credit related instruments:
Commitments to extend credit		96		95

Under ASC Topic 825, entities may choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions; therefore, the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP; (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  During the reported periods, the Bank had no financial instruments measured at fair value under the fair value measurement option.

NOTE 4 – SECURITIES

Securities with an amortized cost of $181.8 million and a fair value of $182.9 million at June 30, 2011 were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain if the portfolio had been liquidated on that date.  Security gains are realized only in the event of dispositions prior to maturity.

            The amortized cost and estimated fair value of securities at June 30, 2011 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2011
Available-for-sale securities
U.S. Government agencies	$92,821	$241	$617	$92,445
Mortgage backed securities	87,288	291	345	87,234
States and political subdivisions	57,458	1,463	236	58,685
Other securities	23,217	625	20	23,822
	$260,784	$2,620	$1,218	$262,186

Held-to-maturity securities
States and political subdivisions	$37,302	$1,214	$37	$38,479
	$37,302	$1,214	$37	$38,479

            At June 30, 2011, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

            Proceeds from the maturity, call or sale of available-for-sale securities were $83.4 million during the six months ended June 30, 2011.  Proceeds from the maturity or call of held-to-maturity securities were $2.7 million during the six months ended June 30, 2011.

            If the fair values of any securities at June 30, 2011 did not equal or exceed the cost of those securities, then the current fair value was considered temporarily impaired.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of June 30, 2011, management also had the ability to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely a result of market fluctuations and variations in pricing appraisals.  Management does not believe any of the securities are impaired because of reasons of credit quality.  Accordingly, as of June 30, 2011, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The following table presents the Bank’s investments with unrealized losses at June 30, 2011 according to the term of the unrealized loss:

June 30, 2011	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$41,610	$617			41,610	617
Mortgage backed securities	43,631	345			43,631	345
States and political subdivisions	10,945	236			10,945	236
Other securities	1,657	20			1,657	20
	$97,843	$1,218	$-	$-	$97,843	$1,218

The table below shows the amortized cost and fair value of investment securities at June 30, 2011 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities and equity securities are shown separately because they are not due at a single maturity date.

	Amortized	Fair	Yield
(Dollars in Thousands)	Cost	Value	(Unaudited)
Available-for-sale securities
U.S. Government agencies
After one but within five years	$40,843	$41,047	1.6%
After five but within ten years	51,978	51,398	2.0%
Mortgage backed securities
Within one year	22	23	4.3%
After one but within five years	67,683	67,747	1.2%
After five but within ten years	19,583	19,463	2.0%
States and political subdivisions
Within one year	1,281	1,297	3.1%
After one but within five years	5,521	5,718	4.1%
After five but within ten years	10,380	10,671	5.2%
After ten years	40,276	40,998	5.7%
Other securities
Within one year	2,306	2,355	3.5%
After one but within five years	14,724	15,237	3.0%
After five but within ten years	2,290	2,335	3.3%
After ten years	3,897	3,897	2.4%
	$260,784	$262,186
Held-to-maturity securities
States and political subdivisions
Within one year	2,436	$2,462	5.6%
After one but within five years	9,225	9,547	5.9%
After five but within ten years	10,610	11,039	3.2%
After ten years	15,031	15,431	6.2%
	$37,302	$38,479

NOTE 5 – LOANS

            The following table presents the Bank’s loans by category as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	6/30/2011	Percentage of Total	12/31/2010	Percentage of Total

Commercial & industrial	$57,689	10.6%	$67,156	12.0%
Tax exempt municipal loans	42,311	7.8%	28,163	5.0%
Real estate		-
Construction	35,713	6.5%	37,374	6.7%
Commercial mortgages	162,977	29.9%	156,704	28.0%
Residential mortgages	210,522	39.6%	221,749	39.7%
Other	23,625	4.3%	31,129	5.6%
Retail loans	13,264	2.3%	17,394	3.0%
Net unamortized loan origination fees	(526)		(490)
	$545,575	100.0%	$559,179	100.0%

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

Commercial and industrial loans are underwritten after evaluating and understanding a borrower’s ability to operate profitably and expand its business prudently. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011, approximately half of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied properties.

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

The Bank contracts with a third party vendor to perform loan reviews.  The Bank reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Banks policies and procedures.

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

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, if (i) principal or interest has been in default for a period of 90 days or more, or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

             The following table provides details regarding the aging of the Bank’s loan and lease portfolio as of June 30, 2011 (dollars in thousands):

	30 - 89	Greater Than 90
	Days Past Due	Days Past Due*	Total Past Dues	Current	Total Loans
Retail
Consumer loans	$137	$108	$245	$13,019	$13,264
Residential loans - first lien	239	2,011	2,250	144,732	146,982
Residential loans - junior lien	4	128	132	1,072	1,204
HELOC's	368	1,015	1,383	60,953	62,336
Other retail	7	394	401	23,224	23,625
Retail Totals	$755	$3,656	$4,411	$243,000	$247,411
Commercial
Commercial & industrial	$420	$4,442	$4,862	$52,827	$57,689
Non-farm, non-residential real estate	66	6,745	6,811	146,156	152,967
Construction & development	-	-	-	35,713	35,713
Other commercial	224	735	959	50,836	51,795
Commercial Totals	$710	$11,922	$12,632	$285,533	$298,164
PORTFOLIO TOTALS	$1,465	$15,578	$17,042	$528,533	$545,575

*Includes all loans on non-accrual and all bankruptcies.  Loans are automatically placed on non-accrual status once they reach 90 days past due.

The following table shows loans related to each balance in the allowance for possible loan and lease losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology (dollars in thousands):

June 30, 2011	Commercial	Residential real estate	Consumer & other retail	Other	Totals
Loans individually evaluated for impairment	$17,653	$1,125	$-	$-	$18,778
Loans collectively evaluated for impairment	280,511	230,309	14,838	1,139	526,797
Ending Balance	$298,164	$231,434	$14,838	$1,139	$545,575

December 31, 2010
Loans individually evaluated for impairment	$23,548	$1,545	$-	$-	$25,093
Loans collectively evaluated for impairment	$281,971	$211,856	38,812	1,447	534,086
	305,519	213,401	$38,812	$1,447	$559,179

The following table summarizes the impaired loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Balance of impaired loans with no allocated allowance	$17,175	$10,016
Balance of impaired loans with an allocated allowance	1,603	15,077
Total recorded investments in impaired loans	18,778	25,093
Amount of the allowance allocated to impaired loans	$448	$2,912

The following table summarizes the impaired loans by loan type as of June 30, 2011 and December 31, 2010 (dollars in thousands):

June 30, 2011	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance
Commercial	$16,718	$935	$17,653	$345
Residential real estate	457	668	$1,125	103
Consumer & other retail	-	-	-	-
Total	$17,175	$1,603	$18,778	$448

December 31, 2010
Commercial	$9,215	$14,333	$23,548	$2,707
Residential real estate	801	744	$1,545	205
Consumer & other retail	-	-	-	-
Total	$10,016	$15,077	$25,093	$2,912

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

  A cash secured loan with the cash on deposit in the Bank or a guaranty from the federal government also warrants this risk rating.

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

General Characteristics:

  The primary source of borrower’s repayment no longer provides satisfactory support and repayment is dependent on secondary sources.

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

  Borrower’s source of debt repayment is dependent on liquidation of assets with a probable loss.

  Borrower may no longer be a going concern, or may not exist as a going concern for the foreseeable future.

  No alternative financing sources exist for borrower.

The following tables present risk grades and classified loans by class of commercial loan in the Bank’s portfolios as of June 30, 2011 and December 31, 2010 (dollars in thousands):

June 30, 2011	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured By Residential R/E	All Other Commercial Loans	Commercial Totals
1-5 Pass	$45,592	$140,282	$34,754	$8,336	$39,467	$268,431
6- Special Mention	5,745	4,318	-	450	-	10,513
7- Substandard	2,456	5,746	959	698	1,448	11,307
8- Doubtful	3,896	2,621	-	-	1,396	7,913
TOTALS	$57,689	$152,967	$35,713	$9,484	$42,311	$298,164

	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Totals
Performing	$13,155	$206,714	$23,372	$243,241
Non-performing*	109	3,808	253	4,170
TOTALS	$13,264	$210,522	$23,625	$247,411

December 31, 2010	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured By Residential R/E	All Other Commercial Loans	Commercial Totals
1-5 Pass	$45,836	$138,788	$31,189	$8,884	$44,166	$268,863
6- Special Mention	6,397	3,319	-	461	614	10,791
7- Substandard	4,624	10,614	1,695	1,127	1,827	19,887
8- Doubtful	3,141	1,409	-	-	1,428	5,978
TOTALS	$59,998	$154,130	$32,884	$10,472	$48,035	$305,519

	Consumer Loans	Single- Family Residential**	All Other Retail Loans	Retail Totals
Performing	$14,115	$208,156	$28,725	$250,996
Non-performing*	104	2,692	358	3,154
TOTALS	$14,219	$210,848	$29,083	$254,150

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due

**Single-family residential loans includes primary liens, closed-end secondary liens, residential construction loans, and home equity lines of credit

Allowance for Possible Loan and Lease Losses. The allowance for possible loan and lease losses is a reserve established through a provision for possible loan and lease losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The Corporation’s allowance for possible loan and lease loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”) and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”) Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for possible loan and lease losses is designed to account for credit deterioration as it occurs. The provision for possible loan and lease losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan and lease losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan and lease losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The Corporation’s allowance for possible loan and lease losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 8 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan and lease losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Bank’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

            The components of the general valuation allowance include (i) the additional reserves allocated to specific loan portfolio segments as a result of applying an environmental risk adjustment factor to the base historical loss allocation and (ii) the additional reserves that are not allocated to specific loan portfolio segments including allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management.

There is an inherent imprecision in calculating the specific portion of the ALLL.  Therefore, a conservative factor may be added to the allocation of each of the identified segments of the loan portfolio to account for the imprecision.

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on the Corporation’s financial statements.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Corporation on January 1, 2012 and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may” or “will,” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, fair value of bonds, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB risk rating classifications of loans, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan and lease losses (“ALLL”), economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At June 30, 2011, the consolidated total assets of the Corporation were $967.7 million, its consolidated net loans were $537.6 million, its total deposits were $814.4 million and its total shareholders' equity was $107.9 million.  The Corporation’s loan portfolio at June 30, 2011 reflected a decrease of $13.6 million, or 2.4%, compared to December 31, 2010.  Total deposits increased $22.7 million, or 2.9%, and shareholders’ equity increased by 1.6% during the first six months of 2011.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of $862,000.

Financial Condition

Average earning assets for the quarter ended June 30, 2011 were up 0.7%, or $6.1 million, from average earning assets for the quarter ended December 31, 2010.  Average overnight investments for the quarter ended June 30, 2011 were down 14.6% compared to December 31, 2010.  Average investment securities for the quarter ended June 30, 2011 were up 10.1% compared to December 31, 2010.  Average total assets 0.5% or approximately $4.3 million, from $953.2 million for the quarter ended December 31, 2010 to $975.4 million for the quarter ended June 30, 2011.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Bank, the Corporation’s sole direct subsidiary.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2011, the Bank's investment securities portfolio had $262.2 million available-for-sale securities, which are valued at fair market value, and $37.3 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $236.2 million of available-for-sale securities and $40.0 million of held-to-maturity securities as of December 31, 2010.

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

Loan volume remained a challenge in the second quarter, with total loans declining by $5.8 million, or 1.0% over the past three months.  Commercial loans decreased by $3.2 million in the second quarter, whereas the retail portfolio was off by $2.1 million.  At $545.6 million, total loans outstanding are down by $13.6 million year to date.   Loan demand remain weak across all segments of the portfolio, while competition for top quality commercial credits is high.

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

            The following table summarizes the allocation in the allowance for loan and lease losses by loan segment for the three months ended June 30, 2011 (dollars in thousands):

	Commercial	Residential real estate	Consumer & other retail	Unallocated	Totals
Beginning ALLL balance - 03/31/11	$5,595	$1,723	$279	$98	$7,695
Less: Charge-offs	(464)	(14)	(31)	-	(509)
Add: Recoveries	35	-	33	-	68
Add: Provisions	272	236	(16)	258	750
Ending ALLL balance - 06/30/11	$5,438	$1,945	$265	$356	$8,004

	Commercial	Residential real estate	Consumer & other retail	Unallocated	Totals
Loans individually evaluated for impairment	$345	$-	$-	$-	$345
Loans collectively evaluated for impairment	5,093	1,945	265	356	7,659
Ending Balance	$5,438	$1,945	$265	$356	$8,004

The following table summarizes the changes in the allowance for loan and lease losses for the six months ended June 30, 2011 and the year ended December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance at beginning of period	$9,420	$8,929
Provision charged to operating expenses	1,475	1,896
Charge-offs:
Commercial and industrial	(2,621)	(2,046)
Real estate	(258)	(108)
Consumer and other	(126)	(77)
Total charge-offs	(3,005)	(2,231)
Recoveries:
Commercial and industrial	51	782
Real estate	20	-
Consumer and other	43	44
Total recoveries	114	826
Balance at end of year	$8,004	$9,420

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank's loan policies and procedures, assignment of  credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need special attention.  At June 30, 2011, this process identified loans totaling $10.6 million, that were classified as other assets especially mentioned compared to loans totaling $10.8 million at December 31, 2010.  Loans totaling $5.5 million were classified as substandard at June 30, 2011, compared to loans totaling $20.0 million at December 31, 2010.  Loans totaling $7.9 million were classified as doubtful at June 30, 2011, compared to $6.7 million at December 31, 2010, respectively.

             Loans having recorded investments of $18.8 million and $25.1 million at June 30, 2011 and December 31, 2010, respectively, have been identified as impaired.  However, loans amounting to $15.6 million and $8.3 million at June 30, 2011 and December 31, 2010, respectively, were not accruing interest in accordance with the provision of ASC Topic 310-40, Troubled Debt Restructurings by Creditors (“ASC Topic 310”).  Interest received on these loans during second quarter of 2011 was approximately $578,000, compared to approximately $619,000 over the same period in 2010.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $550,000, and $958,000 for the six month period end June 30, 2011 and the year eneded December 31, 2010, respectively. The Bank had no loans that were 90 days or more past due that were not included in nonaccrual loans as of June 30, 2011.

            The Bank had $11.8 million in loans that qualified as “troubled debt restructurings” as defined in ASC Topic 310 as of June 30, 2011. Troubled debt restructurings are loans for which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower which would otherwise not be considered.  For a loan to be classified as a troubled debt restructuring, the borrower must be experiencing financial difficulties (even if it is not currently in default on any of its indebtedness), and because of those difficulties the Bank must have made a concession that would otherwise not be granted.  These concessions can take many forms, including but not limited to granting temporary payment relief, restructuring a loan to extend the amortization or lower the required payment amount, and forgiveness of principal.  Likewise, the financial difficulty being experienced by a borrower can take many forms, including but not limited to:

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

             The following table shows a breakdown of all loan modifications (dollars in thousands):

	June 30, 2011		December 31, 2010
	Number of Contracts	Outstanding recorded investment	Number of Contracts	Outstanding recorded investment
Troubled Debt Restructurings
Residential - prime	7	$ 1,053	7	$ 1,180
Consumer - other	29	10,701	30	13,644
	Number of Contracts	Recorded investment	Number of Contracts	Recorded investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential - prime	1	$ 457	1	$ 28
Consumer - other	5	3,918	4	796

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 18 domestic offices.  The Bank's average deposits increased 1.5% during the first six months of 2011 compared to an increase of 4.3% in the first six months of 2010.  Average total noninterest-bearing deposits were 16.0% of total deposits at June 30, 2011, contributing to the Bank's low cost of deposits, compared to 15.0% at December 31, 2010.

Regulatory Requirements for Capital

The Corporation and the Bank are subject to federal regulatory capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the financial condition of the Corporation and the Bank.  Federal regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

            As of June 30, 2011, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.8%, 16.0%, and 10.0%, respectively, compared to 14.6%, 15.8%, and 10.1% at December 31, 2010. At June 30, 2011, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.2%, 16.4% and 10.3%, respectively.  The ratios were 15.0%, 16.2% and 10.4%, respectively, at December 31, 2010.  Management believes, as of June 30, 2011, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

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

Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations; however, the Bank also has access to additional capital, if necessary, through additional advances from the FHLB or the CMA with the FHLB.  In March 2008, the Bank obtained five advances at $7.0 million each from the FHLB.  In September 2008, the Bank obtained two additional advances of $3.1 million each for a total borrowing in 2008 of $41.2 million.  The first three scheduled repayment of the advances were made in March 2009, March 2010 and March 2011 and an additional payment of $3.1 million was made in September 2010.  The remaining payments will continue each March through 2013.  The borrowings from the FHLB have been used generally for investment strategies to enhance the Bank’s portfolio.   Please refer to Note 4 in the notes to consolidated financial statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

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

Deferred Income Tax Assets

As of June 30, 2011, the deferred income tax asset was $6.2 million and was included with other assets on the balance sheet.  Deferred income tax assets consist mainly of the tax effect of excess provisions for loan and lease losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

RESULTS OF OPERATIONS

Total interest income for the six months ended June 30, 2011 was $19.1 million compared to $20.2 million for the six months ended June 30, 2010 and $9.7 million for the three months ended June 30, 2011 compared to $10.2 million for the three months ended June 30, 2010.   Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $15.1 million, a decrease of approximately $867,000, or 5.4%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and $7.5 million for the three months ended June 30, 2011 compared to $8.1 million for the three months ended June 30, 2010.  Nominal interest earned on investment securities and other investments was $4.1 million, a decrease of approximately $186,000, or 4.3%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and $2.2 million for the three months ended June 30, 2011 compared to $2.1 million for the three months ended June 30, 2010.  The decrease in nominal interest earned on investment securities and other investments was primarily the result of market conditions.

            Total interest expense in the six months ended June 30, 2011 was $2.6 million, a decrease of $1.1 million, or 29.2%, compared to the six months ended June 30, 2010 and $1.3 million for the three months ended June 30, 2011, a decrease of approximately $530,000 compared to the three months ended June 30, 2010.  The lower interest rates for certificates of deposits and public funds during the second quarter of 2011 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning July 1, 2011 and ending June 30, 2013 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 2.7%, or a decrease in net interest income of $920,000 by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at June 30, 2011, March 31, 2010 and December, 31, 2010 was 4.15%, 4.09% and 4.13%, respectively.

            Additions of approximately $750,000 were made to the provision for possible loan and lease losses in the second quarter of 2011 as a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as the Bank having to downgrade the credit level on a few commercial loans.

            Noninterest income was $5.1 million, a decrease of approximately $13,000, or 0.2%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and $2.7 million for the three months ended June 30, 2011 compared to $2.3 million for the three months ended June 30, 2010.  The gain on sales of available for sale securities, which was approximately $374,000 in the three months of ended June 30, 2011, was the primary reason for the increase.

            Noninterest expense, excluding the provision for possible loan and lease losses was $16.0 million, a decrease of approximately $891,000, or 5.3%, in the six months ended June 30,2011 as compared to the six months ended June 30, 2010 and $8.1 million for the three months ended June 30, 2011 compared to $8.1 million for the three months ended June 30, 2010.  Lower advertising, office supplies and computer expenses contributed to the lower noninterest expense.

            The Bank also leases a certain number of its properties.  There was no change during the three-month period ended June 30, 2011 in the terms of these leases.

Net income for the six months ended June 30, 2011 and the three months ended June 30, 2011 was $3.6 million and $2.0 million respectively, compared to $3.1 million and $1.9 million for the six months ended June 30, 2010 and the three months ended June 30, 2010, respectively.  The reduction in noninterest expense contributed to the six and three month increase.  The Corporation earned $0.66 per share for the six months ended in 2011, and $0.57 per share for the six months ended in 2010.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at June 30, 2011 were $96.0 million and $8.5 million, respectively.

At June 30, 2011, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2011, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the second quarter of 2011:

CORPORATION’S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 31, 2011	––	––	––	––
May 1, 2011 – May 31, 2011	459	$30.00	––	––
June 1, 2011 – June 30, 2011	15,001	$30.00	––	––
Total	15,460*	$30.00	––	––

        *Represents 15,460 shares purchased from several third-party sellers pursuant to negotiated agreements.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date August 9, 2011	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date August 9, 2011	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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