Form 10-Q
period 2011-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2011-11-08
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, the registrant had 5,380,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Consolidated balance sheets – September 30, 2011 and December 31, 2010.

Consolidated statements of income - For the three months and nine months ended September 30, 2011 and September 30, 2010.

Consolidated statements of cash flows - For the nine months ended September 30, 2011 and September 30, 2010.

Selected notes to consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		September 30, 2011	December 31, 2010
	(Dollars in Thousands, Except Per Share Data)	(unaudited)	(1)
ASSETS	Cash and due from banks	$15,970	$11,161
	Federal funds sold	-	17,100
	Cash and cash equivalents	15,970	28,261
	Interest -bearing due from banks	34,646	4,238
	Securities
	Available-for-sale (amortized cost $286,314 and $237,496, respectively)	290,339	236,180
	Held-to-maturity (fair market value $38,062 and $40,778, respectively)	36,408	39,975
	Total Securities	326,747	276,155
	Loans, net of deferred fees	537,314	559,179
	Allowance for loan and lease losses	(8,274)	(9,420)
	Net loans	529,040	549,759
	Loans held -for-sale	1,531	3,104
	Bank premises and equipment, at cost less allowance for depreciation	24,458	22,842
	Accrued interest receivable	4,190	4,044
	Goodwill and core deposits	9,018	9,036
	Other real estate owned	10,027	7,927
	Bank owned life insurance policies	23,438	22,641
	Other assets	9,878	13,702
	TOTAL ASSETS	$988,943	$941,709
LIABILITIES	Deposits
	Noninterest bearing demand deposits	$142,707	$123,541
	Interest-bearing (including certificates of deposits
	over $100: 2011 - $104,922; 2010 - $107,425)	685,005	668,285
	Total deposits	827,712	791,826
	Federal funds purchased and securities
	sold under agreements to repurchase	16,543	5,813
	Short-term borrowings	384	372
	Accounts payable and accrued liabilities	15,350	13,376
	Federal Home Loan Bank Advances	17,100	24,100
	TOTAL LIABILITIES	877,089	835,487
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,380,000 and 5,430,000 shares issued
	and outstanding as of September 30, 2011 and
	December 31, 2010, respectively	53,800	54,300
	Retained earnings	55,483	52,636
	Accumulated other comprehensive income	2,476	(809)
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	111,759	106,127
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	111,854	106,222
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$988,943	$941,709
(1) Derived from audited financial statements.
The accompanying notes are an integral part of consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
		Three Months Ended		Nine Months Ended
	(Dollars in Thousands Except Per Share Data)	September 30,		September 30,
	(unaudited)	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME	Interest and fees on loans	$7,450	$7,890	$22,515	$23,822
	Income on investment securities
	Taxable interest	1,149	741	3,217	3,098
	Exempt from federal income tax	895	902	2,738	2,676
	Dividends	17	14	153	116
	Other interest income	30	16	59	44
	TOTAL INTEREST INCOME	9,541	9,563	28,682	29,756
INTEREST EXPENSE	Interest on deposits	1,013	1,480	3,255	4,668
	Interest on other borrowings	166	235	551	759
	TOTAL INTEREST EXPENSE	1,179	1,715	3,806	5,427
	Net interest income	8,362	7,848	24,876	24,329
	Provision for possible loan and lease losses	750	-	2,225	1,491
	Net interest income after provision	7,612	7,848	22,651	22,838
NONINTEREST	Mortgage banking income	96	90	340	301
INCOME	Trust department income	491	462	1,515	1,486
	Service fees on deposit accounts	1,754	1,759	5,070	5,165
	Earnings on bank owned life insurance	179	172	536	603
	Gain/Loss on sale of securities	701	1,112	1,135	1,614
	Gain/Loss on foreclosed property	(458)	(1,517)	(915)	(2,131)
	Other noninterest income	124	216	322	385
	TOTAL NONINTEREST INCOME	2,887	2,294	8,003	7,423
NONINTEREST	Salaries and employee benefits	4,001	4,025	12,293	12,205
EXPENSE	Net occupancy expense	527	561	1,502	1,596
	Depreciation expense	319	283	957	888
	Data processing expense	480	228	1,427	1,234
	Legal and professional fees	249	279	798	992
	Stationary and office supplies	48	53	213	375
	Amortization of intangibles	-	19	18	56
	Advertising and promotions	253	356	930	1,218
	FDIC insurance premium expense	377	390	1,144	1,110
	Other real estate expense	104	75	397	435
	Other noninterest expense	1,208	1,561	3,855	4,580
	TOTAL NONINTEREST EXPENSES	7,566	7,830	23,534	24,689
	INCOME BEFORE PROVISION FOR INCOME TAXES	2,933	2,312	7,120	5,572
	PROVISION FOR INCOME TAXES	632	478	1,263	606
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,301	1,834	5,857	4,966
	Noncontrolling interest - dividends on preferred stock of subsidiary	-	-	8	8
	Net income for common shareholders	$2,301	$1,834	$5,849	$4,958
	Weighted Average Shares Outstanding	5,380,000	5,487,729	5,400,063	5,493,098
	Earnings per share	$0.43	$0.33	$1.08	$0.90
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in thousands)	Nine months ended September 30,
	(unaudited)	2011	2010
OPERATING	Net income available for common shareholders	$5,849	$4,958
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Excess of provision for possible loan losses
	over net charge-offs	2,225	1,491
	Provision for depreciation and amortization of
	premises and equipment	957	888
	Deferred tax expense (benefit)	124	(800)
	Net securities gains	(1,135)	(1,614)
	(Gain) loss from disposition of other real estate	915	2,131
	Amortization of deposit base intangibles	18	56
	Amortization of investment security premiums,
	net of accretion of discounts	1,019	1,972
	Increase in cash surrender value of life insurance contracts	(536)	(606)
	(Increase) decrease in
	Other real estate owned	(1,185)	(1,477)
	Other assets	23	(1,755)
	Increase in
	Other liabilities	1,936	2,157
	Total adjustments	4,361	2,443
	Net cash provided by operating activities	10,210	7,401
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	174,331	213,043
	Proceeds from maturities and calls of held-to-maturity securities	3,540	6,907
	Purchases of investment securities
	Available-for-sale	(222,960)	(234,921)
	Net decrease (increase) in loans	18,494	(693)
	Proceeds from sale of foreclosed assets	-	382
	Purchase of life insurance premium	-	(468)
	Purchases of premises and equipment	(1,616)	(3,271)
	Net cash used in investing activities	(28,211)	(19,021)
FINANCING	Net increase in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	35,886	33,735
	Net increase in federal funds purchased and short term borrowings	10,742	148
	Payments to FHLB borrowings	(7,000)	(10,077)
	Repurchase of common stock	(1,511)	(833)
	Cash dividends paid on common stock	(1,991)	(4,068)
	Cash dividends paid on preferred stock	(8)	(8)
	Net cash provided by financing activities	36,118	18,897
	Increase in cash and cash equivalents	18,117	7,277
	Cash and cash equivalents at beginning of period	32,499	33,463
	Cash and cash equivalents at end of period	$50,616	$40,740
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$3,617	$7,107
	Income Taxes	956	1,607
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) presented in this report have been prepared on a consistent basis and in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles  used in the United States (“GAAP”) for complete financial statements.  Management has evaluated all significant events and transactions that occurred through November 4, 2011, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These adjustments were of a normal, recurring nature and consistent with GAAP.  For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale securities
U.S. Government agencies	$ -	$ 51,497	$ -	$ 51,497
Mortgage backed securities	-	154,350	-	$ 154,350
States and political subdivisions	-	60,831	-	$ 60,831
Other securities	-	23,661	-	23,661
Total assets at fair value	$ -	$ 290,339	$ -	$ 290,339

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Available-for-sale securities
U.S. Government agencies	$ -	$ 101,883	$ -	$ 101,883
Mortgage backed securities	-	51,858	-	$ 51,858
States and political subdivisions	-	58,963	-	$ 58,963
Other securities	-	23,476	-	23,476
Total assets at fair value	$ -	$ 236,180	$ -	$ 236,180

            Financial Assets and Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for third quarter 2011 was impaired loans.

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  In the third quarter of 2011, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based on the fair value of the underlying collateral.  At September 30, 2011 and December 31, 2010, impaired loans with a carrying value of $1.9 million and $25.1 million, were reduced by specific valuation allowance allocations totaling approximately $372,000 and $2.9 million, to a total reported fair value of $1.5 million and $22.2 million, based on collateral valuations utilizing Level 3 valuation inputs,.

Non-Financial Assets and Non-Financial Liabilities:

 The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis.  Certain  non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of goodwill impairment testing, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

During the third quarter 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value totaled $10.0 million (utilizing Level 2 valuation inputs) at September 30, 2011.

ASC Topic 825, “Financial Instruments” (“ASC Topic 825”)  requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of September 30, 2011 and December 31, 2010, the estimated fair values of financial instruments were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$15,970	$15,970	$11,161	$11,161
Interest-bearing deposits in banks	34,646	34,646	4,238	4,238
Federal funds sold	-	-	17,100	17,100
Securities available-for-sale	290,339	290,339	236,180	236,180
Securities held-to-maturity	36,408	38,062	39,975	40,778
Loans, net	529,040	547,577	549,759	563,270
Accrued interest receivable	4,190	4,190	4,044	4,044
Financial liabilities
Deposits	827,712	830,103	791,826	793,270
Federal funds purchased and
securities sold under agreements
to repurchase	16,543	16,543	5,813	5,813
Other short term liabilities	-	-	372	372
FHLB borrowings	17,100	17,649	24,100	24,901
Accrued interest payable	887	887	1,078	1,078
Off-balance sheet credit related instruments:
Commitments to extend credit		97		95

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

NOTE 3 – SECURITIES

Securities with an amortized cost of $225.3 million and a fair value of $228.7 million at September 30, 2011 were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain if the portfolio had been liquidated on that date.  Security gains are realized only in the event of dispositions prior to maturity.

            The amortized cost and estimated fair value of securities at September 30, 2011 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2011
Available-for-sale securities
U.S. Government agencies	$51,424	$116	$43	$51,497
Mortgage backed securities	153,457	945	52	154,350
States and political subdivisions	58,272	2,587	28	60,831
Other securities	23,161	577	77	23,661
	$286,314	$4,225	$200	$290,339

Held-to-maturity securities
U.S. Government agencies	$-	$-	$-	$-
States and political subdivisions	36,408	1,662	8	38,062
Other securities	-	-	-	-
	$36,408	$1,662	$8	$38,062

            At September 30, 2011, the Bank did not hold investment securities of any single issuer, other than obligations of U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

            Proceeds from the maturity, call or sale of available-for-sale securities were $175.6 million during the nine months ended September 30, 2011.  Proceeds from the maturity or call of held-to-maturity securities were $3.5 million during the nine months ended September 30, 2011.

            If the fair values of any securities at September 30, 2011 did not equal or exceed the cost of those securities, then the current fair value was considered temporarily impaired.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of September 30, 2011, management also had the ability to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely a result of market fluctuations and variations in pricing appraisals.  Management does not believe any of the securities are impaired because of reasons of credit quality.  Accordingly, as of September 30, 2011, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The following table presents the Bank’s investments with unrealized losses at September 30, 2011 according to the term of the unrealized loss (dollars in thousands):

September 30, 2011	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$20,022	$43			$20,022	$43
Mortgage backed securities	31,404	52			31,404	52
States and political subdivisions	472	3	2,112	25	2,584	28
Other securities	2,715	77			2,715	77
	$54,613	$175	$2,112	$25	$56,725	$200

The table below shows the amortized cost and fair value of investment securities at September 30, 2011 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities and equity securities are shown separately because they are not due at a single maturity date.

	Amortized	Fair	Yield
(Dollars in Thousands)	Cost	Value	(Unaudited)
Available-for-sale securities
U.S. Government agencies
After one but within five years	$13,066	$13,097	1.1%
After five but within ten years	38,358	38,400	2.0%
Mortgage backed securities
After one but within five years	131,760	132,558	1.5%
After five but within ten years	21,697	21,792	2.0%
States and political subdivisions
Within one year	1,278	1,289	3.1%
After one but within five years	5,518	5,707	4.1%
After five but within ten years	10,373	10,858	5.2%
After ten years	41,103	42,977	5.7%
Other securities
Within one year	3,567	3,608	1.6%
After one but within five years	14,397	14,861	3.0%
After five but within ten years	1,300	1,295	3.7%
After ten years	3,897	3,897	3.5%
	$286,314	$290,339
Held-to-maturity securities
States and political subdivisions
Within one year	2,020	$2,040	5.7%
After one but within five years	8,754	9,077	5.9%
After five but within ten years	10,609	11,152	3.3%
After ten years	15,025	15,793	6.2%
	$36,408	$38,062

NOTE 4 – LOANS

            The following table presents the Bank’s loans by category as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	Percentage of Total	December 31, 2010	Percentage of Total
Commercial & industrial	$ 81,971	15.3%	$ 67,156	12.0%
Tax exempt municipal loans	20,434	3.8%	28,163	5.0%
Real estate
Construction	44,809	8.3%	37,374	6.7%
Commercial mortgages	152,854	28.4%	156,704	28.0%
Residential mortgages	202,634	37.7%	221,749	39.7%
Other	20,686	3.8%	31,129	5.6%
Retail loans	14,549	2.7%	17,394	3.0%
Net unamortized loan origination fees	(623)		(490)
	$ 537,314	100.0%	$ 559,179	100.0%

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately half of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied properties.

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

The Bank contracts with a third party vendor to perform loan reviews.  The Bank reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

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

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, if (i) principal or interest has been in default for a period of 90 days or more, or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least nine months) of repayment performance by the borrower.

             The following table provides details regarding the aging of the Bank’s loan and lease portfolio as of September 30, 2011 (dollars in thousands):

	30 - 89 Days Past Due	Greater Than 90 Days Past Due*	Total Past Dues	Current	Total Loans
Retail
Consumer loans	$208	$85	$293	$14,466	$14,759
Residential loans - first lien	813	1,977	2,790	140,823	143,613
Residential loans - junior lien	4	125	129	1,038	1,167
HELOCs	155	1,023	1,178	56,575	57,753
Other retail	1	346	347	24,648	24,995
Retail Totals	$1,181	$3,556	$4,737	$237,550	$242,287
Commercial
Commercial & industrial	$255	$4,682	$4,937	$54,645	$59,582
Non-farm, non-residential real estate	-	2,097	2,097	140,424	142,521
Construction & development	233	-	233	41,372	41,605
Multi-family real estate	-	-	-	6,407	6,407
Other commercial	21	683	704	44,208	44,912
Commercial Totals	$509	$7,462	$7,971	$287,056	$295,027
TOTAL	$1,690	$11,018	$12,708	$524,606	$537,314

*Includes all loans on non-accrual and all bankruptcies.  Loans are automatically placed on non-accrual status once they reach 90 days past due.

The following table shows loans related to each balance in the allowance for loan and lease losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology (dollars in thousands):

		Residential	Consumer &	Overdrafts
September 30, 2011	Commercial	real estate	other retail	& GL additions	Totals

Loans individually evaluated for impairment	$11,219	$2,785	$-	$-	$14,004
Loans collectively evaluated for impairment	283,808	223,638	14,549	1,315	523,310
Ending Balance	$295,027	$226,423	$14,549	$1,315	$537,314

December 31, 2010
Loans individually evaluated for impairment	$23,548	$1,545	$-	$-	$25,093
Loans collectively evaluated for impairment	281,971	211,856	38,812	1,447	534,086
Ending Balance	$305,519	$213,401	$38,812	$1,447	$559,179

The following table summarizes the impaired loans as of September 30, 2011 and December 31, 2010(dollars in thousands):

	September 30, 2011	December 31, 2010
Balance of impaired loans with no allocated allowance	$12,115	$10,016
Balance of impaired loans with an allocated allowance	1,889	15,077
Total recorded investments in impaired loans	14,004	25,093
Amount of the allowance allocated to impaired loans	$372	$2,912

The following table summarizes the impaired loans by loan type as of September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance
Commercial	$12,663	$9,981	$368	$10,349	$144
Residential real estate	3,469	2,134	1,521	$3,655	228
Total	$16,132	$12,115	$1,889	$14,004	$372

December 31, 2010
Commercial	$9,827	$9,215	$14,333	$23,548	$2,707
Residential real estate	1,105	801	744	$1,545	205
Total	$10,932	$10,016	$15,077	$25,093	$2,912

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

  Sufficient or modestly sufficient financeable assets are available to protect the Bank’s position.

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

The following tables present risk grades and classified loans by class of commercial loan in the Bank’s portfolios as of September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals

Pass	$48,153	$134,582	$40,680	$7,884	$41,292	$272,591
Special Mention	4,911	4,183	-	445	-	9,539
Substandard	2,526	2,110	925	691	1,461	7,713
Doubtful	3,991	1,645	-	-	1,385	7,021
TOTALS	$59,581	$142,520	$41,605	$9,020	$44,138	$296,864
	Consumer Loans	Single- Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$13,358	$202,090	$21,455	$237,003
Non-performing*	86	3,647	337	4,070
TOTALS	$13,444	$205,737	$21,792	$241,073

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due.  For the purposes of this calculation, all loans rated at or below Substandard (RR7) are classified as non-performing.

**Single-family residential loans include first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOCs).

December 31, 2010	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured By Residential R/E	All Other Commercial Loans	Commercial Totals
1-5 Pass	$45,836	$138,788	$31,189	$8,884	$44,166	$268,863
6- Special Mention	6,397	3,319	-	461	614	10,791
7- Substandard	4,624	10,614	1,695	1,127	1,827	19,887
8- Doubtful	3,141	1,409	-	-	1,428	5,978
TOTALS	$59,998	$154,130	$32,884	$10,472	$48,035	$305,519
	Consumer Loans	Single- Family Residential**	All Other Retail Loans	Retail Totals
Performing	$14,115	$208,156	$28,725	$250,996
Non-performing*	1040	2,692	358	3,154
TOTALS	$14,219	$210,848	$29,083	$254,150

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due.  For the purposes of this calculation, all loans rated at or below Substandard (RR7) are classified as non-performing.

**Single-family residential loans include first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOCs).

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan and lease loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”) and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”) Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan and lease losses is designed to account for credit deterioration as it occurs. The provision for loan and lease losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan and lease losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan and lease losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The Corporation’s allowance for loan and lease losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 8 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan and lease losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

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

The following table summarizes the allocation in the allowance for loan and lease losses by loan segment for the three months ended September 30, 2011 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance at beginning of period	$8,004	$9,337	$9,420	$8,929

Provision (reduction) charged (credited) to operating expenses	750	-	2,225	1,491
Charge-offs:
Commercial and industrial	(494)	(106)	(3,115)	(545)
Real estate	(23)	(487)	(281)	(1,597)
Consumer and other	(4)	(36)	(130)	(69)
Total charge-offs	(521)	(629)	(3,526)	(2,211)
Recoveries:
Commercial and industrial	14	7	65	37
Real estate	-	241	20	691
Consumer and other	27	8	70	27
Total recoveries	42	256	156	755
Balance at end of period	$8,274	$8,964	$8,274	$8,964

            The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2011 and December 31, 2010, disaggregated on the basis of the Bank’s impairment methodology.

September 30, 2011		Residential	Consumer &
	Commercial	real estate	other retail	Unallocated	Totals
Loans individually evaluated for impairment	$ 420	$ 163	$ -	$ -	$ 583
Loans collectively evaluated for impairment	5,483	1,769	204	235	7,691
Balance	$ 5,903	$ 1,932	$ 204	$ 235	$ 8,274
		Residential	Consumer &
December 31, 2010	Commercial	real estate	other retail	Unallocated	Totals
Loans individually evaluated for impairment	$ 2,707	$ 205	$ -	$ -	$ 2,912
Loans collectively evaluated for impairment	4,209	1,796	407	96	6,508
Balance	$ 6,915	$ 2,001	$ 407	$ 96	$ 9,420

NOTE 5 – DEPOSITS

            Deposits were as follows for the dates indicated (dollars in thousands):

	September 30, 2011	Percentage of Total	December 31, 2010	Percentage of Total
Noninterest-bearing demand deposits:
Commercial and Individual	$139,136	16.8%	$121,333	15.3%
Correspondent Banks	6	- %	6	- %
Public Funds	3,565	0.4%	2,202	0.3%
Total noninterest-bearing demand deposits	$142,707	17.2%	$123,541	15.6%
Interest- Bearing deposits
Private Accounts:
Savings and Interest Checking	222,032	26.8%	213,520	27.0%
Money Market Accounts	93,921	11.4%	92,665	11.7%
Time accounts of $100,000 or more	94,618	11.4%	93,439	11.8%
Time accounts under $100,000	134,024	16.2%	138,447	17.5%
Total Private Banking	$544,595	65.8%	$538,071	68.0%
Public Funds:
Savings and Interest Checking	97,274	11.9%	92,430	11.7%
Money Market Accounts	32,507	3.9%	23,453	2.9%
Time accounts of $100,000 or more	10,304	1.2%	13,986	1.8%
Time accounts under $100,000	325	- %	345	- %
Total Public Funds	$140,410	17.0%	$130,214	16.4%
Total interest-bearing demand deposits	$685,005	82.8%	$668,285	84.4%
Total Deposits	$827,712	100.0%	$791,826	100.0%

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant impact on the Corporation’s financial statements.

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

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles –Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, fair value of bonds, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB risk rating classifications of loans, calculation of our allowance for loans losses, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan and lease losses, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At September 30, 2011, the consolidated total assets of the Corporation were $988.9 million, its consolidated net loans were $537.3 million, its total deposits were $827.7 million and its total shareholders' equity was $111.9 million.  The Corporation’s loan portfolio at September 30, 2011 reflected a decrease of $20.7 million, or 3.8%, compared to December 31, 2010.  Total deposits increased $35.9 million, or 4.53%, and shareholders’ equity increased by 5.3% during the first nine months of 2011.  Total shareholders’ equity includes an unrealized gain on available-for-sale securities of $2.5 million.

FINANCIAL CONDITION

Average earning assets for the quarter ended September 30, 2011 were up 1.4%, or $12.2 million, from average earning assets for the quarter ended December 31, 2010.  Average overnight investments for the quarter ended September 30, 2011 were down 43.4% compared to the quarter ended December 31, 2010.  Average investment securities for the quarter ended September 30, 2011 were up 10.7% compared to the quarter ended December 31, 2010.  Average total assets were up 1.2% or $11.8 million, from $953.2 million for the quarter ended December 31, 2010 to $965.1 million for the quarter ended September 30, 2011.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Bank, the Corporation’s sole direct subsidiary.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Bank’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At September 30, 2011, the Bank's investment securities portfolio had $290.3 million available-for-sale securities, which are valued at fair market value, and $36.4 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $236.2 million of available-for-sale securities and $40.0 million of held-to-maturity securities as of December 31, 2010.

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

Loan volume remained a challenge in the third quarter of 2011, with total loans declining by $8.3 million, or 1.5% during the three month period.  Commercial loans decreased by $3.0 million, or 1.1%, in the third quarter, whereas the retail portfolio was off by $5.3 million, or 2.2%.  At $537.3 million, total loans outstanding were down by $21.9 million for the nine months ended September 30, 2011 compared to the same period in 2010.   Loan demand remains weak across all segments of the portfolio, while competition for top quality commercial credit is high.

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

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments.  See Note 4 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the allowance for loan losses.

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Bank's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Bank identifies and monitors assets that need special attention.  At September 30, 2011, this process identified loans totaling $9.5 million, that were classified as other assets especially mentioned compared to loans totaling $10.8 million at December 31, 2010.  Loans totaling $12.3 million were classified as substandard at September 30, 2011, compared to loans totaling $20.0 million at December 31, 2010.  Loans totaling $7.0 million were classified as doubtful at September 30, 2011, compared to $6.7 million at December 31, 2010, respectively.

             Loans having recorded investments of $14.0 million and $25.1 million at September 30, 2011 and December 31, 2010, respectively, have been identified as impaired.  However, loans amounting to $11.0 million and $8.3 million at September 30, 2011 and December 31, 2010, respectively, were not accruing interest in accordance with the provision of ASC Topic 310-40, Troubled Debt Restructurings by Creditors” (“ASC Topic 310-40”).  Interest received on these loans during the third quarter of 2011 was approximately $809,000, compared to approximately $422,000 over the same period in 2010.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $808,000, and $491,000 for the nine-month period ended September 30, 2011 and the nine month period ended September 30, 2010, respectively. The Bank had no loans that were 90 days or more past due that were not included in nonaccrual loans as of September 30, 2011.

            The Bank had $7.2 million in loans that qualified as “troubled debt restructurings” as defined in ASC Topic 310 as of September 30, 2011. Troubled debt restructurings are loans for which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower which would otherwise not be considered.  For a loan to be classified as a troubled debt restructuring, the borrower must be experiencing financial difficulties (even if it is not currently in default on any of its indebtedness), and because of those difficulties the Bank must have made a concession that would otherwise not be granted.  These concessions can take many forms, including but not limited to granting temporary payment relief, restructuring a loan to extend the amortization or lower the required payment amount, and forgiveness of principal.  Likewise, the financial difficulty being experienced by a borrower can take many forms, including but not limited to:

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

             The following table shows a breakdown of all troubled debt restructurings (dollars in thousands):

	September 30, 2011		December 31, 2010
	Number of Contracts	Outstanding recorded investment	Number of Contracts	Outstanding recorded investment
Troubled Debt Restructurings
Residential - prime	8	$ 1,212	7	$ 1,180
Consumer - other	24	5,996	30	13,644
	Number of Contracts	Recorded investment	Number of Contracts	Recorded investment
Troubled Debt Restructurings That Subsequently Defaulted:
Residential - prime	1	$ 457	1	$ 28
Consumer - other	2	351	4	796

Deposits

            The Bank does not have any foreign offices and all deposits are serviced in its 18 domestic offices.  The Bank's average deposits increased 2.1% during the first nine months of 2011 compared to an increase of 4.3% in the first nine months of 2010.  Average total noninterest-bearing deposits were 16.3% of total deposits at September 30, 2011, contributing to the Bank's low cost of deposits, compared to 15.0% at December 31, 2010.

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

            Under federal regulatory standards, to be “well-capitalized,” the Corporation’s and the Bank’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 6%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 10%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 5%.  Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) and other certain equity like instruments are considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus supplementary or temporary capital such as subordinated debt, some types of preferred stock, and a defined percentage of the allowance for loan and lease losses.

            As of September 30, 2011, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.1%, 16.4%, and 9.6%, respectively, compared to 14.6%, 15.8%, and 10.1% at December 31, 2010. At September 30, 2011, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.5%, 16.7% and 9.9%, respectively.  The ratios were 15.0%, 16.2% and 10.4%, respectively, at December 31, 2010.  Management believes, as of September 30, 2011, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

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

Critical Accounting Policies

The accounting principles the Bank follows and the methods of applying these principles conform GAAP and with general practices within the banking industry.  In connection with the application of those principles, the Bank’s management has made judgments and estimates that with respect to the determination of the ALLL and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.

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

Deferred Income Tax Asset

As of September 30, 2011, the deferred income tax asset was $5.2 million and was included under “other assets” on the balance sheet included in this Quarter Report on Form 10Q.  Deferred income tax assets consist mainly of the tax effect of excess provisions for loan and lease losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

Results of Operations

Total interest income for the nine months ended September 30, 2011 was $28.7 million compared to $29.8 million for the nine months ended September 30, 2010 and $9.5 million for the three months ended September 30, 2011 compared to $9.6 million for the three months ended September 30, 2010.   Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $22.5 million, a decrease of $1.3 million, or 5.5%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and $7.5 million for the three months ended September 30, 2011 compared to $7.9 million for the three months ended September 30, 2010.  Nominal interest earned on investment securities and other investments was $6.2 million, an increase of approximately $233,000, or 3.9%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and $2.1 million for the three months ended September 30, 2011 compared to $1.7 million for the three months ended September 30, 2010.

            Total interest expense in the nine months ended September 30, 2011 was $3.8 million, a decrease of $1.6 million, or 29.9%, compared to the nine months ended September 30, 2010 and $1.2 million for the three months ended September 30, 2011, a decrease of approximately $536,000 compared to the three months ended September 30, 2010.  The lower interest rates for certificates of deposits and public funds during the third quarter of 2011 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Bank’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning October 1, 2011 and ending September 30, 2013 showed a worst-case potential change to net interest income, in the very unlikely event of a positive 200 basis point shift in interest rates, of 2.8%, or an increase in net interest income of $931,000 by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at September 30, 2011, December, 31, 2010 and September 30, 2010 was 4.13%, 4.13% and 4.10%, respectively.

            Additions of approximately $750,000 were made to the provision for loan and lease losses in the third quarter of 2011 as a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as the Bank having to downgrade the credit level on a few commercial loans.

            Noninterest income was $8.0 million, an increase of approximately $580,000, or 7.8%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and $2.9 million for the three months ended September 30, 2011 compared to $2.3 million for the three months ended September 30, 2010.  The loss on sales of other real estate owned in the nine months of ended September 30, 2011, was $1.2 million less than the loss for the nine months ended September 30, 2010, and accounted for most of the increase in noninterest income over the periods.

            Noninterest expense, excluding the provision for loan and lease losses was $23.5 million, a decrease of $1.2 million, or 4.7%, in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and $7.6 million for the three months ended September 30, 2011 compared to $7.8 million for the three months ended September 30, 2010.  Lower advertising, office supplies and computer expenses contributed to the lower noninterest expense.

            The Bank leases certain of its properties.  There was no change during the three-month period ended September 30, 2011 in the terms of these leases.

Net income for the nine months and three months ended September 30, 2011was $5.9 million and $2.3 million respectively, compared to $5.0 million and $1.9 million for the nine months and three months ended September 30, 2010, respectively.  The reduction in noninterest expense contributed to both the nine- and three-month increases.  The Corporation earned $1.08 per share for the nine months ended in September 30, 2011, compared to $0.90 per share for the nine months ended September 30, 2010.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at September 30, 2011 were $97.1 million and $8.3 million, respectively.

At September 30, 2011, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2011, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

28

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date November 8, 2011	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date November 8, 2011	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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