Form 10-K
period 2011-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2012-03-13
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

[ X ]Yes      [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]                                                                                             Accelerated filer [ X ]

Non-accelerated filer [    ] (Do not check if a smaller reporting company)             Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      [    ] Yes  [ X ]No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was approximately $227,016,000 based on the reported price at which the common stock was last sold in a transaction known to the registrant.

As of March 1, 2012, the registrant had outstanding 5,330,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2011 -- Part I and II of this Report.

Proxy Statement for 2012 Annual Shareholders’ Meeting to be held on April 17, 2012 -- Part III of this Report.

PART I

Item 1. Business.

Description of Business

            First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2011, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”).  Management evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area in Middle Tennessee.

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

For more information regarding the business of the Corporation and the Bank, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2011 Annual Report to Shareholders (the “Annual Report to Shareholders”) attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

The Corporation owns the Bank, which is chartered under the laws of Tennessee and is a member of the Federal Reserve. The Bank is subject to extensive state regulation and examination by the Tennessee Department of Financial Institutions and the Federal Reserve as the primary regulators, and the FDIC as the secondary regulator that insures the deposits of all banks to the maximum extent permitted by law. The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of the Bank’s business, the Bank’s investments, the Bank’s reserves against deposits, the timing of the availability of deposited funds and the amount of loans and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the Bank’s operations.

The Corporation and the Bank are required to comply with capital guidelines issued by the Federal Reserve and with other tests related to capital adequacy that the Federal Reserve adopts from time to time.

The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. The Corporation anticipates that the Basel III capital framework as adopted in the United States will apply to the Corporation and will establish substantially higher capital requirements than currently apply. The application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total consolidated assets is less certain.

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

The Dodd-Frank Act revised deposit insurance assessments whereby beginning April 1, 2011 the assessment base for deposit insurance premiums will be a bank’s average consolidated total assets less its average amount of tangible equity. Along with this change in the assessment base, changes to assessment rates have been proposed. The recent increases in deposit insurance, as well as the recent increase and anticipated additional increase in the number of bank failures, are expected to result in a continued increase in deposit insurance assessments for all banks.

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

Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the implementation of the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk of such behavior to the financial institution. The Dodd-Frank Act provides other restrictions including limiting the ability of financial institutions to utilize trust preferred securities as tier one capital going forward, and requiring institutions to retain credit risk when selling loans to third parties.

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

Employees

The Corporation has no employees.  The Bank had approximately 238 full-time employees and 27 part-time employees at December 31, 2011.  Four of the Bank’s officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, a salary continuation plan, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, training programs, group life and health insurance and paid vacations.

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

            Overall, during 2011 the business environment was unfavorable for many households and businesses in the United States and worldwide. Although the business environment in Tennessee has been better than in the United States generally, it has experienced unfavorable conditions that have had an adverse impact on our customers. It is possible that the business environment in the State of Tennessee, the United States and worldwide will continue to experience weakness and uncertainty for the foreseeable future. There can be no assurance that conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

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

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of portfolio quality trends; changes in the nature and volume of the portfolio; present and prospective economic and business conditions, locally and nationally; management review systems and board oversight; changes in credit policy, credit administration, portfolio management and procedures; changes in personnel, management and staff; and existence and effect of any concentrations of credit.  The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  An increase in the allowance for loan and lease losses results in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.  For further discussion related to our allowance for loan and lease losses, please refer to “Liquidity and Capital Resources – Loans and Loan Quality” and “Critical Accounting Policies – Allowance for Loan and Lease Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

  We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Further, federal monetary policies, particularly as implemented through the Federal Reserve, significantly affect short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our financial condition or results of operations.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  For further discussion related to our management of interest rate risk, please refer to “Liquidity and Capital Resources – Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2011, the Bank maintained a main office in Columbia, Tennessee, 17 other offices and 33 separate automatic teller or cash dispensing machine locations.  In addition to the main office in Columbia, the Bank’s 17 other offices are located in the following locations throughout Middle Tennessee:

City	County	Offices
Bon Aqua	Hickman	1
Centerville	Hickman	1
Chapel Hill	Marshall	1
Columbia	Maury	4
Franklin	Williamson	1
Lawrenceburg	Lawrence	2
Lewisburg	Marshall	1
Loretto	Lawrence	1
Mt. Pleasant	Maury	1
Pulaski	Giles	1
Spring Hill	Maury	2
White Bluff	Dickson	1
	Total:	17

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A discussion of the Corporation’s common stock, related shareholder matters and purchases of equity securities is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  There were no sales of unregistered securities of the Corporation during the 12 months ended December 31, 2011.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the fourth quarter of 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	-	$ -	-	$ -
November 1, 2011- November 30, 2011	-	$ -	-	$ -
December 1, 2011 - December 31, 2011	50,000*	$ 30.00	-	$ -
Total	50,000	$ 30.00	-	$ -

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2011 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 2 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 3 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources – Loans and Loan Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is set forth in the section entitled “Liquidity and Capital Resources– Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.  KraftCPAs PLLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2011.  The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2011, along with management’s report, are included with the Consolidated Financial Statements in the Annual Report to Shareholders under the captions “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” each of which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

            There was no change in the Corporation’s internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

On December 20, 2011, the Audit Committee dismissed KraftCPAs as its registered independent accounting firm and engaged BKD LLP, effective upon the Company’s filing of this 2011 Form 10K.  For more information please refer to the Form 8K filing on December 29, 2011.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Corporation’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance – Committees of the Board of Directors,” “Corporate Governance – Code of Ethics,” and “General Information – Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

10.6     Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

10.7     Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

10.8     First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.9     Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

10.10   First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

10.11   First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.12   Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.13   Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.14   First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15   First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16   Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17   First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18   Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19   Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20   First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21   First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

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

(2)        Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 13, 2011 (File Number 000-10972).

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

(5)        Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009 (File Number 000-10972).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By /s/ T. Randy Stevens
T. Randy Stevens
Chief Executive Officer

Date: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s / PATRICIA P. BEARDEN	Treasurer	March 13, 2012
Patricia P. Bearden	(Principal financial officer and principal accounting officer)
/s / KENNETH A. ABERCROMBIE	Director	March 13, 2012
Kenneth A. Abercrombie
/s/ JAMES L. BAILEY, JR.	Director	March 13, 2012
James L. Bailey, Jr.
/s/ M. DARLENE BAXTER	Director	March 13, 2012
M. Darlene Baxter
/s/ PATRICK J. RILEY	Director	March 13, 2012
Patrick J. Riley
/s/ JONATHAN M. EDWARDS	Director	March 13, 2012
Jonathan M. Edwards
/s/ TOM NAPIER GORDON	Director	March 13, 2012
Tom Napier Gordon
/s/ DALTON M. MOUNGER	Director	March 13, 2012
Dalton M. Mounger
/s/ TIMOTHY E. PETTUS	Director	March 13, 2012
Timothy E. Pettus
/s/ JOSEPH W. REMKE, III	Director	March 13, 2012
Joseph W. Remke, III
/s/ MATTHEW M. SCOGGINS, JR.	Director	March 13, 2012
Matthew M. Scoggins, Jr.
/s/ T. RANDY STEVENS, III	Director, Chief Executive Officer	March 13, 2012
T. Randy Stevens, III	(Principal executive officer)
/s/ W. LACY UPCHURCH	Director	March 13, 2012
W. Lacy Upchurch
/s/ WILLIAM R. WALTER	Director	March 13, 2012
William R. Walter
/s/ DAN C. WHEELER	Director	March 13, 2012
Dan C. Wheeler
/s/ DAVID S. WILLIAMS	Director	March 13, 2012
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

10.6     Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

10.7     Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

10.8     First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.9     Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

10.10   First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

10.11   First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.12   Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.13   Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.14   First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15   First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16   Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17   First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18   Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19   Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20   First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21   First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

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

(2)        Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 13, 2011 (File Number 000-10972).

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

(5)        Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009 (File Number 000-10972).