Form 10-Q
period 2012-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2012-05-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, the registrant had 5,330,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Condensed consolidated balance sheets – March 31, 2012 and December 31, 2011.

Condensed consolidated statements of income - For the three months ended March 31, 2012 and March 31, 2011.

Condensed consolidated statements of comprehensive income

Condensed consolidated statements of cash flows - For the three months ended March 31, 2012 and March 31, 2011.

Selected notes to condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
		March 31,	December 31,
		2012	2011
	(Dollars in Thousands, Except Per Share Data)	(Unaudited)
ASSETS	Cash and due from banks	$17,806	$17,927
	Interest-bearing due from banks	30,196	16,500
	Federal funds sold	16,000	38,594
	Total cash and cash equivalents	64,002	73,021
	Securities
	Available-for-sale (amortized cost $371,187
	and $309,374, respectively)	373,799	314,270
	Held-to-maturity (fair market value $35,692
	and $37,276, respectively)	33,816	35,214
	Total Securities	407,615	349,484
	Loans, net of deferred fees	505,645	517,802
	Allowance for loan losses	(8,699)	(9,200)
	Net loans	496,946	508,602

	Bank premises and equipment, net	26,292	25,537
	Other real estate owned	7,631	8,827
	Bank owned life insurance	23,752	23,621
	Goodwill	9,018	9,018
	Other assets	19,261	19,339
	TOTAL ASSETS	$1,054,517	$1,017,449

LIABILITIES	Deposits
	Noninterest-bearing	$152,968	$144,003
	Interest- bearing	747,054	712,427
	Total deposits	900,022	856,430

	Securities sold under agreements to repurchase	17,290	16,347
	Accounts payable and accrued liabilities	14,885	16,265
	Federal Home Loan Bank Advances	10,100	17,100
	TOTAL LIABILITIES	942,297	906,142

SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,330,000 shares issued
	and outstanding as of March 31, 2012 and
	December 31, 2011	53,300	53,300
	Retained earnings	57,219	54,890
	Accumulated other comprehensive income	1,606	3,022
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	112,125	111,212
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	112,220	111,307
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$1,054,517	$1,017,449
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
		Three months ended March 31,
	(Dollars in Thousands Except Per Share Data)	2012	2011
INTEREST AND	Interest and fees on loans	$6,980	$7,537
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,184	925
	Exempt from federal income tax	809	933
	Dividends	48	48
	Other interest income	44	18
	TOTAL INTEREST INCOME	9,065	9,461
INTEREST EXPENSE	Interest on deposits	904	1,165
	Interest on other borrowings	167	207
	TOTAL INTEREST EXPENSE	1,071	1,372
	NET INTEREST INCOME	7,994	8,089
	PROVISION FOR LOAN AND LOSSES	600	725
	NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,394	7,364
NONINTEREST
INCOME	Gains on loans sold	119	173
	Trust department income	536	526
	Service fees on deposit accounts	1,648	1,603
	Brokerage fees	42	-
	Earnings on bank owned life insurance	120	177
	Gain on sale of securities	1,212	60
	Loss on foreclosed property	(414)	(220)
	Other non-interest income	116	103
	TOTAL NONINTEREST INCOME	3,379	2,422
NONINTEREST	Salaries and employee benefits	4,273	4,134
EXPENSE	Net occupancy expense	468	478
	Depreciation expense	328	306
	Data processing expense	475	464
	Legal and professional fees	188	276
	Stationary and office supplies	49	75
	Amortization of intangibles	-	19
	Advertising and promotions	294	333
	FDIC Insurance premium expense	356	384
	Other real estate expense	111	111
	Other noninterest expense	1,212	1,336
	TOTAL NONINTEREST EXPENSES	7,754	7,916
	INCOME BEFORE PROVISION FOR INCOME TAXES	3,019	1,870
	PROVISION FOR INCOME TAXES	690	325
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,329	1,545
	Noncontrolling interest - dividends on preferred stock of subsidiary	-	-
	NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$2,329	1,545
PER SHARE	Weighted Average Shares Outstanding	5,330,000	5,427,650
	Basic earnings per share	$0.44	$0.28
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2012	2011
Net Income	$ 2,329	$ 1,545
Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $420 and $2 for 2012 and 2011, respectively	(671)	4
Less: reclassification adjustment for realized gains included in net income, net of taxes of $467 and $23, for 2012 and 2011, respectively	(745)	(37)
Net unrealized loss on available-for-sale securities	(1,416)	(33)

Comprehensive Income	913	1,512
Less: comprehensive income attributable to the noncontrolling interest	-	-
Total Comprehensive Income	$ 913	$ 1,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	(Dollars in Thousands)	Three months Ended March 31,
		2012	2011
OPERATING	Net income available for common shareholders	$2,329	$1,545
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	600	725
	Provision for depreciation and amortization of
	premises and equipment	329	306
	Deferred tax expense	59	346
	Net securities gains	(1,212)	(60)
	(Gain) loss from disposition of other real estate	414	220
	Gains on loans sold	(119)	(173)
	Proceeds from sale of mortgage loans held for sale	6,888	9,417
	Funding of mortgage loans held for sale	(5,783)	(6,586)
	Amortization of deposit base intangibles	-	18
	Amortization of investment security premiums,
	net of accretion of discounts	1,084	366
	Increase in cash surrender value of life insurance contracts	(131)	(181)
	(Increase) decrease in
	Other assets	(936)	(496)
	Increase (decrease) in
	Other liabilities	590	(127)
	Total adjustments	1,741	3,775
	Net cash provided by operating activities	4,070	5,320
INVESTING	Proceeds from sales of available-for-sale securities	134,018	14,873
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	19,144	24,518
	Proceeds from maturities and calls of held-to-maturity securities	1,390	1,404
	Purchases of investment securities
	available-for-sale	(214,836)	(69,476)
	Net decrease in loans	10,915	5,371
	Proceeds from sale of OREO	923	-
	Purchases of premises and equipment	(206)	(406)
	Net cash used in investing activities	(48,652)	(23,716)
FINANCING	Net increase in deposits	43,592	23,017
ACTIVITIES	Net increase in securities sold under agreements to repurchase	943	751
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	-	(1,047)
	Cash dividends paid on common stock	(1,972)	-
	Cash dividends paid on preferred stock	-	-
	Net cash provided by financing activities	35,563	15,721
	Decrease in cash and cash equivalents	(9,019)	(2,675)
	Cash and cash equivalents at beginning of period	73,021	32,499
	Cash and cash equivalents at end of period	$64,002	$29,824
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$1,001	$1,461
	Income Taxes	1,563	(497)
	Real estate acquired in settlement of loans	141	250
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of the First Farmers and Merchants Corporation’s (the Corporation) management, necessary to fairly present the financial position, results of operations and cash flows of the Corporation.  Those adjustments consist only of normal recurring adjustments.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s annual report on Form 10-K.  Accordingly, the reader of the Form 10-Q should refer to the Registrant’s Form 10-K for the year ended December 31, 2011 for further information in this regard.  The condensed consolidated balance sheet of the Corporation as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Corporation as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications have been made to the 2011 condensed consolidated financial statements to conform to the 2012 financial statement presentation.  These reclassifications had no effect on net income.

NOTE 2 – FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Fair value measurement must maximize the use of observable inputs and minimize the use of unobservable inputs.  In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities.

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a recurring basis as of March 31, 2012
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$86,733	$-	$86,733
U.S. government sponsored agency mortgage backed securities	-	214,576	-	214,576
States and political subdivisions	-	53,933	-	53,933
Corporate bonds	-	18,557	-	18,557
Total assets at fair value	$-	$373,799	$-	$373,799
Assets measured at fair value on a recurring basis as of December 31, 2011
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$59,001	$-	$59,001
U.S. government sponsored agency mortgage backed securities	-	176,050	-	176,050
States and political subdivisions	-	59,946	-	59,946
Corporate bonds	-	23,169	-	23,169
Total assets at fair value	$-	$318,166	$-	$318,166

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended March 31, 2012.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, the Corporation obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  The Corporation reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.  U.S. government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities, and corporate bonds are classified as Level 2 inputs.

Nonrecurring Measurements:

The following tables summarize financial assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a nonrecurring basis as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$7,584	$7,584
Other real estate owned	-	-	832	832
Assets measured at fair value on a nonrecurring basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$13,604	$13,604
Other real estate owned	-	-	8,827	8,827

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for the quarters ended March 31, 2012 and 2011 were approximately $571,000 and $1.0 million, respectively, and $1.2 million for the year ended December 31, 2011.

            Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probably that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect subsequent (1) partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.

Other Real Estate Owned

Other real estate owned (OREO) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments for the quarters ended March 31, 2012 and 2011 were approximately $213,000 and $236,000, respectively, and $385,000 for the year ended December 31, 2011.

            Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are required annually and reviewed for accuracy and consistency by the Chief Credit Officer.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell.  Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands).

Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 7,584	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate/assets owned	$ 832	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

            ASC Topic 825, “Financial Instruments” (“ASC Topic 825”)  requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – The carrying amount approximates fair value.

Interest bearing deposits in other banks – The carrying amount approximates fair value.

Securities held-to-maturity – Fair values are based on quoted market prices, if available.  If a quoted price is not available, fair value is estimated using quoted prices for similar securities.  The fair value estimate is provided to management from a third party using modeling assumptions specific to each type of security that are reviewed and approved by management.  Quarterly sampling of fair values provided by additional third parties supplement the fair value review process.

Loans held for sale – The fair value is predetermined at origination based on sale price.

Loans (net of the allowance for loan  losses) – The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value

Federal Home Loan Bank stock – The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Federal Reserve Bank stock – The carrying value of Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Reserve Bank.

Accrued interest receivable – The carrying amount approximates fair value.

Deposits – The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  For deposits including demand deposits, savings accounts, NOW accounts, and certain money market accounts, the carrying value approximates fair value.

Repurchase agreements – The fair value is estimated by discounting future cash flows using current rates.

Advances from Federal Home Loan Bank – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

Long-term debt – The fair value is estimated by discounting future cash flows using current rates.

Accrued interest payable – The carrying amount approximates fair value.

Commitments to originate loans, letters of credit, and lines of credit – The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.   The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair values of these commitments are not material.

The following table presents estimated fair values of the Corporation’s financial instruments as of March 31, 2012 and indicates the level within the fair value hierarchy of the valuation techniques.

(dollars in thousands)	Fair Value Measurements at March 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$ 17,806	$ 17,806	$ -	$ -
Interest-bearing deposits in other banks	30,196	30,196	-	-
Federal funds sold	16,000	16,000	-	-
Federal home loan bank and Federal reserve bank stock	3,879	-	3,879	-
Securities available-for-sale	373,799	-	373,799	-
Securities held-to-maturity	33,816	-	35,692	-
Loans held for sale	1,518		1,518
Loans, net	496,946	-	-	512,515
Accrued interest receivable	4,498	-	4,498	-
Financial liabilities
Non-interest bearing deposits	152,968	152,968	-	-
Interest bearing deposits	747,054	-	749,421	-
Repurchase agreements	17,290	-	17,290	-
Advances from Federal Home Loan Bank	10,100	-	10,415	-
Accrued interest payable	808	-	808	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit			-

The estimated fair values of financial instruments as of December 31, 2011 were as follows (dollars in thousands):

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets
Cash and due from banks	$17,927	$17,927
Interest-bearing deposits in banks	38,594	38,594
Federal funds sold	16,500	16,500
Securities available-for-sale	318,166	318,166
Securities held-to-maturity	35,214	37,276
Loans, net	508,602	523,847
Accrued interest receivable	4,095	4,095
Financial liabilities
Deposits	856,430	858,775
Federal funds purchased and
securities sold under agreements
to repurchase	16,347	16,347
Other short term liabilities	-	-
FHLB borrowings	17,100	17,521
Accrued interest payable	878	878
Off-balance sheet credit related instruments:
Commitments to extend credit	-	109

NOTE 3 – SECURITIES

            The amortized cost and estimated fair value of securities at March 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2012
Available-for-sale securities
U.S. Government agencies	$ 87,386	$ 39	$ 692	$ 86,733
U.S. Government sponsored agency mortgage backed securities	214,909	433	766	214,576
States and political subdivisions	50,925	3,008	-	53,933
Corporate bonds	17,967	602	12	18,557
	$ 371,187	$ 4,082	$ 1,470	$ 373,799
Held-to-maturity securities
States and political subdivisions	$ 33,816	$ 1,876	$ -	$ 35,692

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$ 58,793	$ 214	$ 6	$ 59,001
U.S. Government sponsored agency mortgage backed securities	175,352	843	145	176,050
States and political subdivisions	56,452	3,494	-	59,946
Corporate bonds	18,741	582	68	19,273
	$ 309,374	$ 5,133	$ 219	$ 314,270
Held-to-maturity securities
States and political subdivisions	$ 35,214	$ 2,061	$ -	$ 37,275

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2012 and December 31, 2011, was approximately $199,098 and $$85,009, which is approximately 49% and 24%, respectively, of the Corporation’s available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2012 and December 31, 2011 indicates that all impairment is considered temporary, market driven due primarily to fluctuations in market interest rates, and not credit-related.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$74,839	$692	$-	$-	$74,839	$692
US Government sponsored agency mortgage backed securities	123,264	766	-	-	123,264	766
Corporate bonds	995	12	-	-	995	12
	$199,098	$1,470	$-	$-	$199,098	$1,470

December 31, 2011	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$15,063	$7	$-	$-	$15,063	$7
US Government sponsored agency mortgage backed securities	40,792	145	-	-	40,792	145
Corporate bonds	29,154	67	-	-	29,154	67
	$85,009	$219	$-	$-	$85,009	$219

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
March 31, 2011	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$ 8,585	$ 8,673	$ 2,774	$ 2,801
One to five years	30,265	30,886	7,869	8,269
Five to ten years	84,681	84,827	10,520	11,194
After ten years	32,748	34,837	12,653	13,428
Mortgage-backed securities	214,908	214,576	-	-
Total	$ 371,187	$ 373,799	$ 33,816	$ 35,692

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $209.1 million at March 31, 2012, and $196.1 million at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $26.0 million and $22.2 million at March 31, 2012 and December 31, 2011, respectively.

Gross gains of $1.2 million and $60,000 resulting from sales of available-for-sale securities were realized for three month periods ended March 31, 2012 and 2011, respectively.

NOTE 4 – LOANS

            The following table presents the Corporation’s loans by class as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Commercial
Commercial and industrial	$ 57,922	$ 60,448
Non-farm, non-residential real estate	145,427	140,147
Construction & development	24,562	29,042
Commercial loans secured by real estate	8,546	6,161
Other Commercial	43,285	45,630
Commercial total	279,742	281,428
Residential
Consumer loans	12,183	14,297
Single Family Residential	192,917	196,913
Other retail	20,803	25,700
Retail total	225,903	236,910
Total	$ 505,645	$ 518,338

Loan Origination/Risk Management. The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of credit risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately half of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders (construction and development) that are secured by non-owner occupied properties that the Corporation may originate from time to time, the Corporation generally requires the borrower to have had an existing relationship with the Corporation and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer retail loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Corporation contracts with a third party vendor to perform loan reviews.  The Corporation reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s policies and procedures.

The goal of the Corporation is to diversify loans to avoid a concentration of credit in a specific industry, person, entity, product, service, or any area vulnerable to a tax law change or an economic event. A concentration of credit occurs when obligations, direct or indirect, of the same or affiliated interests represent 15 percent or more of the Corporation's capital structure. The Board of Directors recognizes that the Corporation's geographic trade area imposes some limitations regarding loan diversification if the Corporation is to perform the function for which it has been chartered. Specifically, lending to qualified borrowers within the Corporation's trade area will naturally cause concentrations of real estate loans in the primary communities served by the Corporation and loans to employees of major employers in the area.

All closed-end commercial loans (excluding loans secured by real estate) are charged off no later than 90 days delinquent.  If a loan is considered uncollectable, it is charged off earlier than 90 days delinquent.  When a commercial loan secured by real estate is past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual with a specific reserve equal to the difference between book value and fair value assigned to the credit until such time as the property has been foreclosed.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (5 monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, if (i) principal or interest has been in default for a period of 90 days or more, or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months ) of repayment performance by the borrower.  Interest received on these loans during the first quarter of 2012 was approximately $128,000, compared to approximately $255,000 over the same period in 2011.  The Corporation had no loans that were 90 days or more past due that were not included in nonaccrual loans as of March 31, 2012.

The following table provides details regarding the aging of the Corporation’s loan portfolio as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012	30 - 89 Days past due	90 Days and greater Past Due*	Total past dues	Current	Total loans
Retail
Consumer loans	$53	$70	$123	$12,060	$12,183
Single Family Residential	677	3,516	4,193	188,724	192,917
Other retail	3	379	382	20,421	20,803
Retail Totals	$733	$3,965	$4,698	$221,205	$225,903
Commercial
Commercial & industrial	$479	$4,551	$5,030	$52,892	$57,922
Non-farm, non-residential real estate	544	2,406	2,950	142,477	145,427
Construction & development		-	-	24,562	24,562
Commercial loans secured by real estate	-	-	-	8,546	8,546
All other commercial	158	2,305	2,463	40,822	43,285
Commercial Totals	$1,181	$9,262	$10,443	$269,299	$279,742
TOTAL	$1,914	$13,227	$15,141	$490,504	$505,645
December 31, 2011	30 - 89 Days Past Due	90 Days and greater Past Due*	Total Past Dues	Current	Total Loans
Retail
Consumer loans	$73	$4	$77	$14,220	$14,297
Single Family Residential	5,131	1,002	6,133	190,780	196,913
Other retail	1	-	1	25,699	25,700
Retail Totals	$5,205	$1,006	$6,211	$230,699	$236,910
Commercial
Commercial & industrial	$3,858	$1,419	$5,277	$55,171	$60,448
Non-farm, non-residential real estate	2,166	320	2,486	137,661	140,147
Construction & development	44	-	44	28,998	29,042
Commercial loans secured by real estate	-	-	-	6,161	6,161
Other commercial	1,441	159	1,600	44,030	45,630
Commercial Totals	$7,509	$1,898	$9,407	$272,021	$281,428
TOTAL	$12,714	$2,904	$15,618	$502,720	$518,338

*Includes all loans on non-accrual and all bankruptcies.  Loans are automatically placed on non-accrual status once they reach 90 days past due, therefore the Corporation has no loans greater than 90 days past due still accruing interest.

The following table summarizes the impaired loans by loan type as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$13,801	$3,732	$7,418	$11,150	$742	$11,082
Residential real estate	1,579	228	1,081	1,309	117	1,330
Total	$15,380	$3,960	$8,499	$12,459	$859	$12,412
December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$14,325	$3,724	$8,663	$12,387	$1,111	$12,769
Residential real estate	1,388	142	1,075	1,217	131	1,269
Total	$15,713	$3,866	$9,738	$13,604	$1,242	$14,038

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Interest income recognized on impaired loans (which approximates cash basis interest received on impaired loans) was $128,000 and $255,000 for the three month periods ended March 31, 2012 and 2011, respectively.  The average balance of impaired loans for the three month period ending March 31, 2011 was $9.4 million for commercial loans and $1.1 million for residential real estate loans, totaling $10.5 million.

Troubled Debt Restructurings.  Included in certain loan categories of impaired loans are certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification.  This evaluation is performed under the Corporation’s internal underwriting policy.

When we modify loans in a troubled debt restructuring, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determined that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

As of March 31, 2012, the Corporation did not have any commitments to extend additional funds to borrowers with loans modified and included as a troubled debt restructuring.

During 2012, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Commercial:
Commercial and industrial	5	$ 1,068	$ 197
Nonfarm nonresidential	1	1,203	222
Total trouble debt restructurings	6	$ 2,271	$ 419

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Corporation considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

As of March 31, 2012, the Corporation did not have any loans that were modified in troubled debt restructurings that have subsequently defaulted.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans  and (v) the general economic conditions in the State of Tennessee.

The Corporation uses a risk grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 through 8.  A description of the general characteristics of the eight risk grades is as follows:

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

  A cash secured loan with the cash on deposit in the Corporation or a guaranty from the federal government also warrants this risk rating.

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

  Borrower has a strong market position in its industry and has an abundance of financeable assets available to protect the Corporation’s position.

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

  Interim losses and other adverse trends may occur but not to the level that would impair the Corporation’s position.

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

  Sufficient or modestly sufficient financeable assets are available to protect the Corporation’s position.

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

  Borrower is not financeable by another Corporation but possibly by a finance company or specialized lender.

Risk Rating 7             Substandard

A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

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

  Borrower’s financeable assets may not be sufficient to protect the Corporation’s position.

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

  Borrower is not financeable by another Corporation or finance company.

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

  Borrower’s financeable assets are insufficient to protect the Corporation’s position.

  Borrower’s source of debt repayment is dependent on liquidation of assets with a probable loss.

  Borrower may no longer be a going concern, or may not exist as a going concern for the foreseeable future.

  No alternative financing sources exist for borrower.

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of March 31, 2012 (dollars in thousands):

March 31, 2012
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured by Real Estate	All Other Commercial Loans	Commercial Loan Totals

Pass	$48,597	$141,298	$23,185	$7,321	$40,428	$260,829
Special Mention	4,319	798	503	415	-	6,035
Substandard	1,359	2,128	874	810	1,478	6,649
Doubtful	3,647	1,203	-	-	1,379	6,229
TOTALS	$57,922	$145,427	$24,562	$8,546	$43,285	$279,742

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$12,113	$188,945	$20,424	$221,482
Non-performing*	70	3,972	379	4,421
TOTALS	$12,183	$192,917	$20,803	$225,903

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due.  For the purposes of this calculation, all loans rated at or below Substandard (RR7) are classified as non-performing

**Single-family residential loans include first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC's).

December 31, 2011
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured by Real Estate	All Other Commercial Loans	Commercial Loan Totals

Pass	$50,163	$132,291	$27,613	$5,045	$42,771	$257,883
Special Mention	4,137	4,232	504	439	-	9,312
Substandard	1,692	2,033	925	677	1,480	6,807
Doubtful	4,456	1,591	-	-	1,379	7,426
TOTALS	$60,448	$140,147	$29,042	$6,161	$45,630	$281,428
Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$14,225	$193,784	$25,368	$233,377
Non-performing*	72	3,129	332	3,533
TOTALS	$14,297	$196,913	$25,700	$236,910

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due.  For the purposes of this calculation, all loans rated at or below Substandard (RR7) are classified as non-performing.

**Single-family residential loans include first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC's).

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan  loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”) and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”) Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan  losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan  losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan  losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including, among other things, the performance of the Corporation’s loan portfolio, the economy, and changes in interest.

The Corporation’s allowance for loan  losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 8 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan  losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Corporation calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated quarterly based on actual charge-off experience.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and average balance of the loans in the pool. The Corporation’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

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

There is an inherent imprecision in calculating the specific portion of the ALLL.  Therefore, a factor may be added to the allocation of each of the identified segments of the loan portfolio to account for the imprecision.

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

The allowance for loan losses is maintained at a level considered adequate to provide for the losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, know and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  During the first quarter of 2012, as part of the quantitative analysis of the adequacy of the allowance for loan losses, management adjusted its projection of probable loan losses.  In prior years, the Corporation used a historic loss period of four quarters for all segments when estimating the historic charge off rates calculated in accordance with ASC 450.  During the first quarter 2012, the Corporation changed the historic period to a rolling eight quarter historic look back period to better reflect the risk related to each individual segment of loans.  This change did not have a significant impact on the recorded amount of the allowance for loan losses.

The following table summarizes the allocation in the allowance for loan losses by loan segment for the three months ended March 31, 2012, March 31, 2011 and December 31, 2011 (dollars in thousands):

		Residential	Consumer &
	Commercial	real estate	other retail	Unallocated	Totals
Beginning ALLL balance - 12/31/11	$5,957	$2,113	$192	$938	$9,200
Less: Charge-offs	(1,016)	(106)	(5)	-	(1,127)
Add: Recoveries	23	1	2	-	26
Add: Provisions	1,684	(487)	(19)	(578)	600
Ending ALLL balance - 03/31/12	$6,648	$1,521	$170	$360	$8,699

Beginning ALLL balance - 12/31/10	$6,915	$2,001	$408	$96	$9,420
Less: Charge-offs	(2,157)	(244)	(96)	-	(2,497)
Add: Recoveries	38	1	7	-	46
Add: Provisions	798	(35)	(40)	2	725
Ending ALLL balance - 03/31/11	$5,594	$1,723	$279	$98	$7,694

Beginning ALLL balance – 1/1/11	$6,915	$2,001	$408	$96	$9,420
Less: Charge-offs	(3,353)	(52)	(147)	-	(3,552)
Add: Recoveries	103	-	104	-	207
Add: Provisions	2,292	164	(173)	842	3,125
Ending ALLL balance – 12/31/11	$5,957	$2,113	$192	$938	$9,200

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of March 31, 2012, March 31, 2011 and December 31, 2011, disaggregated on the basis of the Corporation’s impairment methodology.

Ending ALLL balance – 3/31/12
Loans individually evaluated for impairment	$742	$117	$ -	$-	$859
Loans collectively evaluated for impairment	5,906	1,404	170	360	7,840
Balance	$6,648	$1,521	$170	$360	$8,699

		Residential	Consumer &
Ending ALLL balance 3/31/11	Commercial	real estate	other retail	Unallocated	Totals
Loans individually evaluated for impairment	$887	$121	$-	$ -	$1,008
Loans collectively evaluated for impairment	4,707	1,602	279	98	6,686
Balance	$5,594	$1,723	$279	$98	$7,694

Ending Balance - 12/31/11
Loans individually evaluated for impairment	$1,111	$131	$ -	$-	$1,242
Loans collectively evaluated for impairment	4,846	1,982	192	938	7,958
Balance	$5,957	$2,113	$192	$938	$9,200

The following table shows loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

Residential	Consumer &
March 31, 2012	Commercial	real estate	other retail	Totals

Loans individually evaluated for impairment	$11,150	$1,309	$-	$12,459
Loans collectively evaluated for impairment	268,592	211,286	13,308	493,186
Total	$279,742	$212,595	$13,308	$505,645
Residential	Consumer &
December 31, 2011	Commercial	real estate	other retail	Totals

Loans individually evaluated for impairment	$12,387	$1,217	$-	$13,604
Loans collectively evaluated for impairment	270,766	219,912	14,056	504,734
Total	$283,153	$221,129	$14,056	$518,338
Residential	Consumer &	Overdrafts &
March 31, 2011	Commercial	real estate	other retail	GL additions	Totals

Loans individually evaluated for impairment	$ 21,692	$ 1,152	$ -	$ -	$ 22,844
Loans collectively evaluated for impairment	279,786	232,054	15,023	1,650	528,513
Ending Balance	$ 301,478	$ 233,206	$ 15,023	$ 1,650	$ 551,357

NOTE 5 – BORROWED FUNDS

The Corporation is a party to the Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the Federal Home Loan Bank of Cincinnati (the “FHLB”).  Advances made to the Corporation under the Blanket Agreement are collateralized by the FHLB stock and qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement dated June 20, 2006 between the Corporation and the FHLB.  The advances mature at varying dates throughout 2013 at interest rates ranging from 2.61 - 3.76%.

Scheduled annual principal maturities and interest rate terms of borrowings under this credit line as of March 31, 2012 for the next year is as follows (dollars in thousands):

2013	$10,100

Stock held in the FHLB totaling $3,009,000 at March 31, 2012 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Corporation also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated June 21, 2010, with the Federal Home Loan Corporation.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of March 31, 2012.

NOTE 6 – POST RETIREMENT BENEFIT PLAN

Three months ended
(dollars in thousands)	March 31, 2012	March 31, 2011
Service cost	$ 23	$ 6
Interest cost	96	39
Expected return on plan assets	-	-
Amortization of prior service cost	(4)	(60)
Amortization of net loss	-	-
Net periodic pension cost	$ 115	$ (15)

The Corporation currently expects to contribute approximately $472,000 to its post retirement benefit plan, of which approximately $39,000 was contributed in the first three months of 2012.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was adopted on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011, and the adoption of this ASU did not  have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and  the adoption of this ASU did not have a significant impact on the Corporation’s financial statements.

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

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, fair value of bonds, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB risk rating classifications of loans, calculation of our allowance for loans losses, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan  losses, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2012, the consolidated total assets of the Corporation were $1.054 billion, its consolidated net loans were $496.9 million, its total deposits were $900.0 million and its total shareholders' equity was $112.2 million.  The Corporation’s loan portfolio at March 31, 2012 reflected a decrease of $11.7 million, or 2.3%, compared to December 31, 2011.  Total deposits increased $43.6 million, or 5.1%, and shareholders’ equity increased by 0.8% during the first three months of 2012.  Total shareholders’ equity includes an unrealized gain, net of tax, on available-for-sale securities of $1.6 million.

Financial Condition

Average earning assets for the quarter ended March 31, 2012 were up 6.9%, or $60.1 million, from average earning assets for the quarter ended December 31, 2011.  Average overnight investments for the quarter ended March 31, 2012 were up 23.7% compared to the quarter ended December 31, 2011.  Average investment securities for the quarter ended March 31, 2012 were up 19.4% compared to the quarter ended December 31, 2011.  Average total assets were up 6.5% or $63.6 million, from $975.3 million for the quarter ended December 31, 2011 to $1,038.9 million for the quarter ended March 31, 2012.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation, the Corporation’s sole direct subsidiary.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2012, the Corporation's investment securities portfolio had $373.8 million available-for-sale securities, which are valued at fair market value, and $33.8 million held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $314.2  million of available-for-sale securities and $35.2 million of held-to-maturity securities as of December 31, 2011.

Loans and Loan Losses

The loan portfolio is the largest component of earning assets for the Corporation and, consequently, provides the largest amount of revenue for the Corporation.  The loan portfolio also contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers.  When analyzing potential loans, management of the Corporation assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan.  All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers.

Loan volume remained a challenge in the first quarter of 2012, with gross loans declining by $12.2 million, or 2.4% during the three month period.  Commercial loans decreased by $2.1 million, or 0.7%, in the first quarter, and the retail portfolio declined by $9.3 million, or 3.9%.  At $505.6 million, total loans outstanding were down by $45.7 million for the three months ended March 31, 2012 compared to the same period in 2011.   Loan demand remains weak across all segments of the portfolio, while competition for top quality commercial credit is high.

The Corporation continues to reserve more heavily against its construction and development portfolio than any other segment of the commercial portfolio, given the comparatively high level of losses that have been incurred within this segment of the portfolio over the previous year.  Additionally, higher reserves are being placed against property types which are perceived to be higher risk, such as retail and multi-family real estate.

Loans identified with losses by management, internal loan review and/or Corporation examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

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

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Corporation's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Corporation identifies and monitors assets that need special attention.  At March 31, 2012, this process identified loans totaling $6.0 million, that were classified as other assets especially mentioned compared to loans totaling $9.3 million at December 31, 2011.  Loans totaling $6.6 million were classified as substandard at March 31, 2012, compared to loans totaling $6.8 million at December 31, 2011.  Loans totaling $6.2 million were classified as doubtful at March 31, 2012, compared to $7.4 million at December 31, 2011, respectively.

             Loans having average recorded investments of $12.4 million and $14.0 million at March 31, 2012 and December 31, 2011, respectively, have been identified as impaired.  Nonaccrual loans amounting to $13.2 million and $11.5 million at March 31, 2012 and December 31, 2011, respectively, were not accruing interest.  Interest received on these loans during the first quarter of 2012 was approximately $128,000, compared to approximately $255,000 over the same period in 2011.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $345,000, and $326,000 for the three-month period ended March 31, 2012 and the three-month period ended March 31, 2011, respectively. The Corporation had no loans that were 90 days or more past due that were not included in nonaccrual loans as of March 31, 2012.

Deposits

            The Corporation does not have any foreign offices and all deposits are serviced in its 18 domestic offices.  The Corporation's average deposits increased 6.9% during the first three months of 2012 compared to an increase of 0.7% in the first three months of 2011.  Average total noninterest-bearing deposits were 16.7% of total deposits at March 31, 2012, contributing to the Corporation's low cost of deposits, compared to 16.5% at December 31, 2011.

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

            Under federal regulatory standards, to be “well-capitalized,” the Corporation’s and the Bank’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 6%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 10%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 5%.  Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) and other certain equity like instruments are considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus supplementary or temporary capital such as subordinated debt, some types of preferred stock, and a defined percentage of the allowance for loan losses.

            As of March 31, 2012, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.4%, 16.7%, and 9.7%, respectively, compared to 15.2%, 16.5%, and 9.73% at December 31, 2011. At March 31, 2012, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.8%, 17.1% and 10.0%, respectively.  The ratios were 15.6%, 16.8% and 10.0%, respectively, at December 31, 2011.  Management believes, as of March 31, 2012, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Corporation historically have been financed with retained earnings and deposits received, and the Corporation's primary source of liquidity has been dividends declared by the Corporation.

            The Corporation is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Corporation to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.  The Corporation’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Corporation’s Asset/Liability Committee and results are reported to the Corporation’s Board of Directors.

The Corporation’s formal asset and liability management process is used to manage interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates.  The Corporation uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each quarter, the Corporation’s Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be repriced to current market rates within a defined time period.

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB.  In March 2008, the Corporation obtained five advances at $7.0 million each from the FHLB.  In September 2008, the Corporation obtained two additional advances of $3.1 million each for a total borrowing in 2008 of $41.2 million.  The first three scheduled repayment of the advances were made in March 2009, March 2010 and March 2011 and an additional payment of $3.1 million was made in September 2010.  The remaining payments will continue each March through 2013.  The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio.

Critical Accounting Policies

The accounting principles the Corporation follows and the methods of applying these principles conform GAAP and with general practices within the banking industry.  In connection with the application of those principles, the Corporation’s management has made judgments and estimates that with respect to the determination of the ALLL and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.

Allowance for Loan  Losses

The Corporation’s management assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review quarterly to assess the risk in the Corporation's loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience.  Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group consists of pools of homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of the Corporation’s loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for an impaired loan is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  Management has implemented procedures that give more detailed historical data by category of retail and consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

           In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated.  This process includes the judgment of the Corporation’s management, input from independent loan reviews and reviews that may have been conducted by Corporation regulators as part of their usual examination process.

Deferred Income Tax Asset

As of March 31, 2012, the deferred income tax asset was $6.0 million and was included under “other assets” on the balance sheet included in this Quarter Report on Form 10Q.  Deferred income tax assets consist mainly of the tax effect of excess provisions for loan losses over actual losses incurred and deferred compensation.  Management believes that it is more likely than not that these assets will be realized in future years.

Results of Operations

Total interest income for the three months ended March 31, 2012 was $9.1 million compared to $9.5 million for the three months ended March 31, 2011.   Interest and fees earned on loans and investments are the components of total interest income.  Interest and fees earned on loans were $7.0 million, a decrease of approximately $557,000, or 7.4%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Nominal interest earned on investment securities and other earning assets was $2.1 million, an increase of approximately $161,000, or 8.4%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

            Total interest expense in the three months ended March 31, 2012 was $1.1 million, a decrease of approximately $301,000, or 21.9%, compared to the three months ended March 31, 2011.  The lower interest rates for certificates of deposits and public funds during the first quarter of 2012 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning April 1, 2012 and ending March 31, 2014 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 7.5%, or a decrease in net interest income of $2.4 million by the end of the period.

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

32

The net interest margin, on a tax equivalent basis, at March 31, 2012, December, 31, 2010 and March 31, 2011 was 3.66%, 4.07% and 4.09%, respectively.  The decline is due, in part to lower yields on earnings assets and a declining loan portfolio.

Additions of approximately $600,000 were made to the provision for loan  losses in the first quarter of 2012, compared to $725,000 in the first quarter of 2011.  These additions are  a result of an increase in the level of credit losses on both secured and unsecured consumer loans as well as the Corporation having to downgrade the credit level on a few commercial loans.

Noninterest income was $3.4 million, an increase of approximately $957,000, or 39.5%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The gain on sales of securities was $1.2 million more than the gain for the three months ended March 31, 2011, and accounted for most of the increase in noninterest income over the periods, but was offset by an increase of $200,000 in losses of other real estate owned.

Noninterest expense, excluding the provision for loan  losses was $7.8 million, a decrease of approximately $162,000, or 2.1%, in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Lower advertising, office supplies and computer expenses contributed to the lower noninterest expense, partially offset by increases in salaries and employee benefit expenses.

Net income for the three months ended March 31, 2012 was $2.3 million, compared to $1.5 million, for three months ended March 31, 2011.  The reduction in noninterest expense along with the gain on sales of securities contributed to the increases.  The Corporation earned $0.44 per share for the three months ended in March 31, 2012, compared to $0.29 per share for the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and stand-by letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in those financial instruments.  Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the loan commitment contract.  Stand-by letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at March 31, 2012 were $117.5 million and $9.1 million, respectively.

At March 31, 2012, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months  ended March 31, 2012, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and  Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date May 9, 2012	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date May 9, 2012	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated By-laws. (2)

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

(2)  Incorporated by reference from the First Farmers and Merchants Corporation Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2012 (File Number 000-10972).