Form 10-Q
period 2012-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2012-08-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, the registrant had 5,330,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Condensed consolidated balance sheets – June 30, 2012 and December 31, 2011.

Condensed consolidated statements of income - For the three months and six months ended June 30, 2012 and June 30, 2011.

Condensed consolidated statements of comprehensive income - For the three months and six months ended June 30, 2012 and June 30, 2011.

Condensed consolidated statements of cash flows - For the six months ended June 30, 2012 and June 30, 2011.

Selected notes to condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
		June 30,	December 31,
		2012	2011
	(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(1)
ASSETS	Cash and due from banks	$ 18,442	$ 17,927
	Interest-bearing due from banks	19,560	16,500
	Federal funds sold	15,000	38,594
	Total cash and cash equivalents	53,002	73,021
	Securities
	Available-for-sale (amortized cost $360,392
	and $309,374, respectively)	364,535	314,270
	Held-to-maturity (fair market value $34,238
	and $37,275, respectively)	32,429	35,214
	Total securities	396,964	349,484
	Loans, net of deferred fees	518,687	517,802
	Allowance for loan and lease losses	(8,772)	(9,200)
	Net loans	509,915	508,602

	Bank premises and equipment, net	26,947	25,537
	Other real estate owned	8,243	8,827
	Bank owned life insurance	24,742	23,621
	Goodwill	9,018	9,018
	Other assets	17,729	19,339
	TOTAL ASSETS	$ 1,046,560	$ 1,017,449
LIABILITIES	Deposits
	Noninterest-bearing	$ 150,155	$ 144,003
	Interest- bearing	737,293	712,427
	Total deposits	887,448	856,430

	Securities sold under agreements to repurchase	18,670	16,347
	Accounts payable and accrued liabilities	17,071	16,265
	Federal Home Loan Bank advances	10,100	17,100
	TOTAL LIABILITIES	933,289	906,142
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,330,000 shares issued
	and outstanding as of June 30, 2012 and
	December 31, 2011	53,300	53,300
	Retained earnings	57,328	54,890
	Accumulated other comprehensive income	2,548	3,022
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	113,176	111,212
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	113,271	111,307
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$ 1,046,560	$ 1,017,449
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Derived from audited financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
		Three Months Ended		Six Months Ended
	(Dollars in Thousand, Except Per Share Data)	June 30,		June 30,
		2012	2011	2012	2011
INTEREST AND	Interest and fees on loans	$6,968	$7,528	$13,948	$15,065
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,250	1,143	2,434	2,068
	Exempt from federal income tax	778	910	1,587	1,843
	Dividends	64	88	112	136
	Other interest income	35	11	79	29
	Total interest income	9,095	9,680	18,160	19,141
INTERST EXPENSE	Interest on deposits	855	1,077	1,759	2,242
	Interest on other borrowings	124	178	291	385
	Total interest expense	979	1,255	2,050	2,627
	Net interest income	8,116	8,425	16,110	16,514
	Provision for loan and lease losses	520	750	1,120	1,475
	Net interest income after provision	7,596	7,675	14,990	15,039
NONINTEREST	Gain on loans sold	129	70	248	243
INCOME	Trust department income	500	498	1,036	1,024
	Service fees on deposit accounts	1,642	1,713	3,290	3,316
	Brokerage fees	68	-	110	-
	Earnings on bank owned life insurance	216	180	335	357
	Gain on sale of securities	943	374	2,155	434
	Loss on foreclosed property	(112)	(237)	(526)	(457)
	Other non-interest income	(26)	96	91	199
	Total noninterest income	3,360	2,694	6,739	5,116
NONINTEREST	Salaries and employee benefits	4,430	4,144	8,703	8,278
EXPENSE	Net occupancy expense	521	497	989	975
	Depreciation expense	358	332	686	638
	Data processing expense	506	483	981	947
	Legal and professional fees	311	273	499	549
	Stationary and office supplies	72	90	121	165
	Advertising and promotions	292	344	586	677
	FDIC insurance premium expense	356	383	712	767
	Other real estate expense	47	182	158	293
	Other noninterest expense	1,523	1,319	2,735	2,671
	Total noninterest expenses	8,416	8,044	16,170	15,960
	Income before provision for income taxes	2,540	2,325	5,559	4,195
	Provision for income taxes	451	306	1,141	631
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,089	2,019	4,418	3,564
	Noncontrolling interest - dividends on preferred stock of subsidiary	8	8	8	8
	Net income for common shareholders	$2,081	$2,011	$4,410	$3,556
	Weighted average shares outstanding	5,330,000	5,392,760	5,330,000	5,410,205
	Earnings per share	$0.39	$0.37	$0.83	$0.66
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$2,081	$2,011	$4,410	$3,556
Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $953 and $1,210 for 2012 and 2011, respectively for three months and net of taxes of $533 and $1,213 for six months	1,522	1,934	852	1,938
Less: reclassification adjustment for realized (gains) losses included in net income, net of taxes of $363 and $144, for 2012 and 2011, respectively for three months and net of taxes of ($830) and ($167) for six months	(580)	(230)	(1,325)	(267)
Net unrealized gain (loss) on available-for-sale securities	942	1,704	(473)	1,671
Comprehensive Income	3,023	3,715	3,937	5,227
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total Comprehensive Income	$3,023	$3,715	$3,937	$5,227

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in Thousands)	Six months ended June 30,
	(unaudited)	2012	2011
OPERATING	Net income available for common shareholders	$ 4,410	$ 3,556
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	1,120	1,475
	Provision for depreciation and amortization of
	premises and equipment	686	639
	Deferred tax expense	(50)	102
	Net securities gains	(2,155)	(434)
	Gains on loans sold	(248)	-
	Proceeds from sale of mortgage loans held for sale	14,165	-
	Funding of mortgage loans held for sale	(12,597)	-
	Gain on sale of OREO	526	-
	Gain on sale of assets	(10)	-
	Amortization of deposit base intangibles	-	18
	Amortization of investment security premiums,
	net of accretion of discounts	2,128	718
	Increase in cash surrender value of life insurance contracts	(335)	(615)
	(Increase) decrease in
	Other assets	814	4,105
	Increase (decrease) in
	Other liabilities	637	648
	Total adjustments	4,665	6,656
	Net cash provided by operating activities	9,091	10,212
INVESTING	Proceeds from sales of available-for-sale securities	339,076	83,446
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	35,045	-
	Proceeds from maturities and calls of held-to-maturity securities	2,770	2,655
	Purchases of investment securities
	available-for-sale	(425,115)	(107,025)
	Net (increase) decrease in loans	(3,698)	10,713
	Proceeds from sale of OREO	1,323	-
	Purchase of life insurance premium	(786)	-
	Purchases of premises and equipment	(2,086)	(2,463)
	Net cash used in investing activities	(53,471)	(12,674)
FINANCING	Net increase in deposits	31,018	22,662
ACTIVITIES	Net increase in securities sold under agreements to repurchase	2,323	5,985
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	-	(1,511)
	Cash dividends paid on preferred stock	(8)	(8)
	Cash dividends paid on common stock	(1,972)	-
	Net cash provided by financing activities	24,361	20,128
	Increase (decrease) in cash and cash equivalents	(20,019)	17,666
	Cash and cash equivalents at beginning of period	73,021	32,499
	Cash and cash equivalents at end of period	$ 53,002	$ 50,165
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$ 1,993	$ 7,107
	Income Taxes	1,563	1,607
	Loans to facilitate sale	74	-
	Real estate acquired in settlement of taxes	1,191	1,375
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are in the opinion of First Farmers and Merchants Corporation’s (the “Corporation”) management, necessary to fairly present the financial position, results of operations and cash flows of the Corporation.  Those adjustments consist only of normal recurring adjustments.

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

Reclassifications:  Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year presentation.  These reclassifications had no effect on net income.

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

  Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, market consensus, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a recurring basis as of June 30, 2012
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$79,893	$-	$79,893
U.S. government sponsored agency mortgage backed securities	-	213,796	-	213,796
States and political subdivisions	-	51,972	-	51,972
Corporate bonds	-	18,874	-	18,874
Total assets at fair value	$-	$364,535	$-	$364,535
Assets measured at fair value on a recurring basis as of December 31, 2011
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S.Government agencies	$-	$59,001	$-	$59,001
U.S.Government sponsored agency mortgage backed securities	-	176,050	-	176,050
States and political subdivisions	-	59,946	-	59,946
Corporate bonds	-	19,273	-	19,273
Total assets at fair value	$-	$314,270	$-	$314,270

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three months ended June 30, 2012.

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

Nonrecurring Measurements:

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a nonrecurring basis as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$6,721	$7,265
Other real estate owned	-	-	905	905
Assets measured at fair value on a nonrecurring basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$13,604	$13,604
Other real estate owned	-	-	8,827	8,827

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for the six months ended June 30, 2012 and 2011 were $1.4 million and approximately $448,000, respectively, and $1.2 million for the year ended December 31, 2011.

Loans considered impaired under ASC 310-35, “Impairment of a Loan,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments for the six months ended June 30, 2012 and 2011 were approximately $454,000 and $473,000, respectively, and $1.1 million for the year ended December 31, 2011.

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

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 7,265	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate/assets owned	$ 905	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

            ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks – The carrying amount approximates fair value.

Interest bearing deposits in other banks – The carrying amount approximates fair value.

Federal funds sold – The carrying amount approximates fair value.

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

Loans (net of the allowance for loan  losses) – The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value

Federal Home Loan Bank stock – The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.

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

Advances from FHLB – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

Accrued interest payable – The carrying amount approximates fair value.

Commitments to extend credit and letters of credit – The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.   The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair values of these commitments are not material.

The following table presents estimated fair values of the Corporation’s financial instruments as of June 30, 2012 and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands).

	Fair Value Measurements at June 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$ 18,442	$ 18,442	$ -	$ -
Interest-bearing deposits in other banks	19,560	19,560
Federal funds sold	15,000	15,000
Federal Home Loan Bank and Federal Reserve bank stock	3,879		3,879
Securities available-for-sale	364,535		364,535
Securities held-to-maturity	32,429		34,238
Loans held for sale	1,185		1,185
Loans, net	509,915			525,568
Accrued interest receivable	4,141		4,141
Financial liabilities
Non-interest bearing deposits	150,155	152,968
Interest bearing deposits	737,293		739,626
Repurchase agreements	18,670		18,670
Advances from Federal Home Loan Bank	10,100		10,337
Accrued interest payable	821		821
Off-balance sheet credit related instruments:
Commitments to extend credit			119

The estimated fair values of financial instruments as of December 31, 2011 were as follows (dollars in thousands):

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets
Cash and due from banks	$17,927	$17,927
Interest-bearing deposits in banks	38,594	38,594
Federal funds sold	16,500	16,500
Securities available-for-sale	318,166	318,166
Securities held-to-maturity	35,214	37,276
Loans, net	508,602	523,847
Accrued interest receivable	4,095	4,095
Financial liabilities
Deposits	856,430	858,775
Federal funds purchased and
securities sold under agreements
to repurchase	16,347	16,347
Other short term liabilities	-	-
Advances from FHLB	17,100	17,521
Accrued interest payable	878	878
Off-balance sheet credit related instruments:
Commitments to extend credit	-	109

NOTE 3 – SECURITIES

            The amortized cost and estimated fair value of securities at June 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2012	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$79,780	$226	$113	$79,893
U.S. Government sponsored agency mortgage backed securities	213,438	801	443	213,796
States and political subdivisions	48,824	3,148	-	51,972
Corporate bonds	18,350	537	13	18,874
	$360,392	$4,712	$569	$364,535
Held-to-maturity securities
States and political subdivisions	$32,429	$1,809	$-	$34,238

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$58,793	$214	$6	$59,001
U.S. Government sponsored agency mortgage backed securities	175,352	843	145	176,050
States and political subdivisions	56,452	3,494	-	59,946
Corporate bonds	18,741	582	68	19,273
	$309,338	$5,133	$219	$314,270
Held-to-maturity securities
States and political subdivisions	$35,214	$2,061	$-	$37,275

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2012 and December 31, 2011, was approximately $130,636 and $85,009, which was approximately 33% and 24%, respectively, of the Corporation’s available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2012 and December 31, 2011 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$29,972	$113	$-	$-	$29,972	$113
U.S. Government sponsored agency mortgage	98,560	443	-	-	98,560	443
backed securities
Corporate bonds	1,960	9	144	4	2,104	13
	$130,,492	$565	$144	$4	$130,636	$569

December 30, 2011	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$15,063	$7	$-	$-	$15,063	$7
U.S. Government sponsored agency mortgage	40,792	145			40,792	145
backed securities						67
Corporate bonds	29,154	67	-	-	29,154	-
	$85,009	$219	$-	$-	$85,009	$219

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
June 30, 2012	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$ 9,138	$ 9,229	$ 2,325	$ 2,357
One to five years	24,198	24,821	8,503	8,945
Five to ten years	82,061	82,929	11,371	12,093
After ten years	31,557	33,760	10,230	10,843
Mortgage-backed securities	213,438	213,796	-	-
Total	$ 360,392	$ 364,535	$ 32,429	$ 34,238

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $222.7 million at June 30, 2012 and $196.1 million at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $26.5 million and $22.2 million at June 30, 2012 and December 31, 2011, respectively.

Gross gains of approximately $943,000, $374,000, $2.2 million and $434,000 resulting from sales of available-for-sale securities were realized for the three months and six month periods ended June 30, 2012 and 2011, respectively.

NOTE 4 – LOANS

            The following table presents the Corporation’s loans by class as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Commercial
Commercial and industrial	$ 64,875	$ 60,448
Non-farm, non-residential real estate	146,697	140,147
Construction and development	30,884	29,042
Commercial loans secured by real estate	9,578	6,161
Other commercial	39,190	45,630
	291,224	281,428
Retail
Consumer	12,656	14,297
Single family residential	194,830	196,913
Other retail	19,977	25,700
	$ 227,463	$ 236,910
Total	$ 518,687	$ 518,338

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012, approximately half of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

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

The Corporation originates consumer retail loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer retail loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

The goal of the Corporation is to diversify loans to avoid a concentration of credit in a specific industry, person, entity, product, service, or any area vulnerable to a tax law change or an economic event. A concentration of credit occurs when obligations, direct or indirect, of the same or affiliated interests represent 15% or more of the Corporation's capital structure. The Board of Directors recognizes that the Corporation's geographic trade area imposes some limitations regarding loan diversification if the Corporation is to perform the function for which it has been chartered. Specifically, lending to qualified borrowers within the Corporation's trade area will naturally cause concentrations of real estate loans in the primary communities served by the Corporation and loans to employees of major employers in the area.

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

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (five monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when,  (i) principal or interest has been in default for a period of 90 days or more, or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower.  The Corporation had no loans that were 90 days or more past due that were not included in nonaccrual loans as of June 30, 2012.

The following table provides details regarding the aging of the Corporation’s loan portfolio as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012	30 - 89 Days Past Due	90 Days and Greater Past Due*	Total Past Dues	Current	Total Loans
Retail
Consumer	$28	$43	$71	$12,585	$12,656
Single family residential	613	2,789	3,402	191,428	194,830
Other retail	17	329	346	19,631	19,977
Retail total	$658	$3,161	$3,819	$223,644	$227,463
Commercial
Commercial and industrial	$209	$3,922	$4,131	$60,744	$64,875
Non-farm, non-residential real estate	384	1,632	2,016	144,681	146,697
Construction and development		2,253	2,253	28,631	30,884
Commercial loans secured by real estate	-	-	-	9,578	9,578
Other commercial	-	-	-	39,190	39,190
Commercial total	$593	$7,807	$8,400	$282,824	$291,224
TOTAL	$1,251	$10,968	$12,219	$506,468	$518,687

December 31, 2011	30 - 89 Days Past Due	90 Days and Greater Past Due*	Total Past Due	Current	Total Loans
Retail
Consumer	$73	$4	$77	$14,220	$14,297
Single Family Residential	5,131	1,002	6,133	190,780	196,913
Other retail	1	-	1	25,699	25,700
Retail total	$5,205	$1,006	$6,211	$230,699	$236,910
Commercial
Commercial and industrial	$3,858	$1,419	$5,277	$55,171	$60,448
Non-farm, non-residential real estate	2,166	320	2,486	137,661	140,147
Construction and development	44	-	44	28,998	29,042
Other commercial	1,441	159	1,600	50,191	51,791
Commercial total	$7,509	$1,898	$9,407	$272,021	$281,428
TOTAL	$12,714	$2,904	$15,618	$502,720	$518,338

*Includes all loans on non-accrual status and all bankruptcies.  Loans are automatically placed on non-accrual status once they reach 90 days past due; therefore ,the Corporation has no loans greater than 90 days past due were still accruing interest.

The following table summarizes the impaired loans by loan type as of June 30, 2012 and December 31, 2011 (dollars in thousands):

						Average Recorded Investment
June 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year to Date
Commercial
Commercial and industrial	$4,795	$374	$3,436	$3,810	$167	$3,792	$4,318
Non-farm, non-residential real estate	3,203	1,219	-	1,219	-	1,215	1,978
Construction & development	719	-	719	719	53	719	670
Other Commercial	1,379	-	1,379	1,379	-	3,107	1,379
Commercial total	$10,096	$1,593	$5,534	$7,127	$220	$8,833	$8,345
Residential
Consumer loans	$-		$-	$-	$-	$-	$-
Single Family Residential	3,418	2,344	637	2,981	105	1,249	3,018
Other retail	-	-		-		-	-
Retail total	$3,418	$2,344	$637	$2,981	$105	$1,249	$3,018
Total	$13,514	$3,937	$6,171	$10,108	$325	$10,082	$11,363

						Average Recorded Investment
December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year to Date
Commercial
Commercial and industrial	$5,839	$738	$5,678	$5,446	$601	$5,069	$5,069
Non-farm, non-residential real estate	4,378	2,986	2,115	4,573	307	5,232	5,232
Construction & development	870	-	870	870	203	941	941
Other Commercial	3,238	-	-	1,498	-	1,527	1,527
Commercial total	$14,325	$3,724	$8,663	$12,387	$1,111	$12,769	$12,769
Residential
Consumer loans	$-	$-	$-	$-	$-	$-	$-
Single Family Residential	1,388	142	1,075	1,217	131	1,269	1,269
Other retail	-	-		-	-	-	-
Retail total	$1,388	$142	$1,075	$1,217	$131	$1,269	$1,269
Total	$15,713	$3,866	$9,738	$13,604	$1,242	$14,038	$14,038

June 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial
Commercial and industrial	$11,505	$4,032	$995	$10,038	$340	$8,703
Non-farm, non-residential real estate	7,685	13,143	-	3,212	-	6,384
Construction & development	1,725	-	208	1,894	108	1,548
Other Commercial	3,309	-	400	3,634	-	3,200
Commercial total	$24,224	$17,175	$1,603	$18,778	$448	$19,835
Residential
Consumer loans	$-		$-	$-	$-	$-
Single Family Residential	1,328	457	668	1,125	103	1,275
Other retail	-	-		-		-
Retail total	$1,328	$457	$668	$1,125	$103	$1,275
Total	$25,552	$17,632	$2,271	$19,903	$551	$21,110

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Interest income recognized on impaired loans (which approximates cash basis interest received on impaired loans) was approximately $225,000 and $578,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  The average balance of impaired loans for the six-month period ending June 30, 2012 was $8.4 million for commercial loans and $3.0 million for residential real estate loans, totaling $11.4 million.

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

When the Corporation modifies loans in a troubled debt restructuring, the Corporation evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If the corporation determined that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, the Corporation evaluates all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

As of June 30, 2012, the Corporation did not have any commitments to extend additional funds to borrowers with loans modified and included as a troubled debt restructuring.

During 2012, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the six months and three months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30, 2012
		Post-
		Modification	Net Charge-offs
	Number of	Outstanding	Resulting from
	Loans	Balance	Modifications
Retail:
Single family residential	2	$ 158	$ -
Total trouble debt restructurings	2	$ 158	$ -
	Six Months Ended June 30, 2012
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
	Loans	Balance	Modifications
Commercial:
Commercial and industrial	3	$ 554	$ 197
Non-farm non-residential real estate	1	-	222
Retail:
Single family residential	2	158
Total trouble debt restructurings	6	$ 712	$ 419

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on non-accrual status at the time it is modified, it stays as non-accrual status, and if a loan is on accrual status at the time of the modification, it generally stays on accrual status.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Corporation considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

As of June 30, 2012, the Corporation did not have any loans that were modified in troubled debt restructurings that have subsequently defaulted.

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Corporation’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans  and (v) the general economic conditions in the State of Tennessee.

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

Risk Rating 8        Doubtful

An asset classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

  Pending factors may include a proposed merger or acquisition; liquidation procedures; capital injections; perfecting liens on additional collateral; and refinancing plans.

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

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of June 30, 2012 (dollars in thousands):

June 30, 2012
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate	Construction & Development	Commercial Loans Secured by Real Estate	Other Commercial	Commercial Loan Totals

Pass	$57,934	$143,470	$29,509	$8,402	$36,335	$275,650
Special Mention	2,749	1,350	601	409	-	5,109
Substandard	1,124	1,877	774	767	1,476	6,018
Doubtful	3,068	-	-	-	1,379	4,447
TOTALS	$64,875	$146,697	$30,884	$9,578	$39,190	$291,224

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer	Single-Family Residential**	Other Retail	Retail Loan Totals
Performing	$12,588	$190,757	$19,623	$222,968
Non-performing*	68	4,073	354	4,495
TOTALS	$12,656	$194,830	$19,977	$227,463

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due.  For the purposes of this calculation,  all loans rated at or below Substandard (RR7) are classified as non-performing.

**Single-family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC's).

December 31, 2011
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate	Construction & Development	Commercial Loans Secured by Real Estate	Other Commercial	Commercial Loan Totals

Pass	$50,163	$132,291	$27,613	$2,979	$44,837	$257,883
Special Mention	4,137	4,232	504	439	-	9,312
Substandard	1,692	2,033	925	677	1,480	6,807
Doubtful	4,456	1,591	-	-	1,379	7,426
TOTALS	$60,448	$140,147	$29,042	$4,095	$47,696	$281,428
Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer	Single-Family Residential**	Other Retail	Retail Loan Totals
Performing	$14,225	$193,784	$25,368	$233,377
Non-performing*	72	3,129	332	3,533
TOTALS	$14,297	$196,913	$25,700	$236,910

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

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan  loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”), and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”), Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan  losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan  losses also reflects the totality of actions taken on all loans for a particular period.  Therefore, the amount of the provision reflects not only the necessary increases in the allowance for loan  losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has an assigned risk rating of 8 (Doubtful) or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan  losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

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

There is an inherent imprecision in calculating the specific portion of the allowance for loan and lease losses (“ALLL”).  Therefore, a factor may be added to the allocation of each of the identified segments of the loan portfolio to account for the imprecision.

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

The allowance for loan losses is maintained at a level considered adequate to provide for the losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, know and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  During the first quarter of 2012, as part of the quantitative analysis of the adequacy of the allowance for loan losses, management adjusted its projection of probable loan losses.  In prior years, the Corporation used a historic loss period of four quarters for all segments when estimating the historic charge off rates calculated in accordance with ASC Topic 450.  During the first quarter 2012, the Corporation changed the historic period to a rolling eight quarter historic look back period to better reflect the risk related to each individual segment of loans.  This change did not have a significant impact on the recorded amount of the allowance for loan losses.

The following table summarizes the allocation in the allowance for loan losses by loan segment for the six months ended June 30, 2012 and June 30, 2011 and the year ended December 31, 2011 (dollars in thousands):

		Residential	Consumer &
Three Months Ended	Commercial	real estate	other retail	Unallocated	Totals
Beginning ALLL balance - 3/31/12	$6,648	$1,521	$170	$360	$8,699
Less: Charge-offs	(516)	(41)	-	-	(557)
Add: Recoveries	108	1	1	-	110
Add: Provisions	437	83	(12)	12	520
Ending ALLL balance - 06/30/12	$6,677	$1,564	$159	$372	$8,772

Six Months Ended
Beginning ALLL balance - 12/31/11	$5,957	$2,113	$192	$938	$9,200
Less: Charge-offs	(1,532)	(147)	(5)	-	(1,684)
Add: Recoveries	131	2	3	-	136
Add: Provisions	2,121	(404)	(31)	(566)	1,120
Ending ALLL balance - 06/30/12	$6,677	$1,564	$159	$372	$8,772

Three Months Ended
Beginning ALLL balance - 3/31/11	$5,594	$1,723	$279	$98	$7,694
Less: Charge-offs	(464)	(14)	(31)	-	(509)
Add: Recoveries	35	1	33	-	69
Add: Provisions	273	235	(16)	258	750
Ending ALLL balance - 06/30/11	$5,438	$1,945	$265	$356	$8,004

Six Months Ended
Beginning ALLL balance - 12/31/10	$6,915	$2,001	$408	$96	$9,420
Less: Charge-offs	(2,621)	(258)	(127)	-	(3,006)
Add: Recoveries	73	1	40	-	114
Add: Provisions	1,071	201	(56)	260	1,476
Ending ALLL balance - 06/30/11	$5,438	$1,945	$265	$356	$8,004

Beginning ALLL balance - 1/1/11	$6,915	$2,001	$408	$96	$9,420
Less: Charge-offs	(3,353)	(52)	(147)	-	(3,552)
Add: Recoveries	103	-	104	-	207
Add: Provisions	2,292	164	(173)	842	3,125
Ending ALLL balance - 12/31/11	$5,957	$2,113	$192	$938	$9,200

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2012, June 30, 2011 and December 31, 2011, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands).

		Residential	Consumer &
Ending ALLL balance - 6/30/12	Commercial	Real Estate	Other Retail	Unallocated	Total
Loans individually evaluated for impairment	$219	$106	$-	$-	$325
Loans collectively evaluated for impairment	6,458	1,458	159	372	8,447
Balance	$6,677	$1,564	$159	$372	$8,772
Ending ALLL balance 6/30/11
Loans individually evaluated for impairment	$345	$-	$-	$-	$345
Loans collectively evaluated for impairment	5,093	1,945	265	356	7,659
Balance	$5,438	$1,945	$265	$356	$8,004
Ending ALLL balance - 12/31/11	$1,111	$131	$-	$-	$1,242
Loans individually evaluated for impairment	4,846	1,982	192	938	7,958
Loans collectively evaluated for impairment	$5,957	$2,113	$192	$938	$9,200

  Balance

The following table shows loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer &	Other
June 30, 2012	Commercial	Real Estate	Other Retail		Totals
Loans individually evaluated for impairment	$2,662	$1,274	$-	$-	$3,936
Loans collectively evaluated for impairment	$288,887	$211,389	13,637	838	514,751
Balance	$291,549	$212,663	$13,637	$838	$518,687
June 30, 2011
Loans individually evaluated for impairment	$17,653	$1,125	$-	$-	$18,778
Loans collectively evaluated for impairment	280,511	230,309	$14,838	$1,139	526,797
Balance	$298,164	$231,434	$14,837	$1,139	$545,575
December 31, 2011
Loans individually evaluated for impairment	$12,625	$1,217	$-	$-	$13,842
Loans collectively evaluated for impairment	268,796	219,881	14,055	1,228	503,960
Balance	$281,421	$221,098	$14,055	$1,228	$517,802

NOTE 5 – BORROWED FUNDS

The Corporation is a party to the Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB of Cincinnati.  Advances made to the Corporation under the Blanket Agreement are collateralized by the FHLB stock and qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement dated June 20, 2006 between the Corporation and the FHLB.  The advances mature at varying dates throughout 2013 at interest rates ranging from 2.61% - 3.76%.

Scheduled annual principal maturities and interest rate terms of borrowings under this credit line as of June 30, 2012 for the next year were as follows (dollars in thousands):

2013	$10,100

FHLB stock totaling $3,009,000 at June 30, 2012 was carried at cost.  The stock is restricted and can only be sold back to the FHLB at par value.

The Corporation also has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the Federal Home Loan Corporation.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of June 30, 2012.

NOTE 6 – POST-RETIREMENT BENEFIT PLAN

Six months ended
(dollars in thousands)	June 30, 2012	June 30, 2011
Service cost	$ 46	$ 12
Interest cost	192	78
Expected return on plan assets	-	-
Amortization of prior service cost	(8)	(120)
Amortization of net loss	-	-
Net periodic pension cost	$ 230	$ (30)

The Corporation currently expects to contribute approximately $472,000 to its post retirement benefit plan during the year ending December 31, 2012, of which approximately $78,000 was contributed in the first six months of 2012.

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

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends ASC Topic 820, to converge the fair value measurement guidance in U.S. generally accepted accounting principles (“GAAP”)  and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in ASC Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011, and the adoption of this ASU did not have a significant impact on the Corporation’s financial statements.

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

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Corporation on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and non-accrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB, risk rating classifications of loans, calculation of our allowance for loan losses, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan  losses, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At June 30, 2012, the consolidated total assets of the Corporation were $1.1 billion, its consolidated net loans were $509.9 million, its total deposits were $887.4 million and its total shareholders' equity was $113.2 million.  The Corporation’s loan portfolio at June 30, 2012 reflected an increase of approximately $400,000, or .06%, compared to December 31, 2011.  Total deposits increased $31.0 million, or 3.6%, and shareholders’ equity increased by 1.8% during the first six months of 2012.  Total shareholders’ equity includes an unrealized gain, net of tax, on available-for-sale securities of $2.5 million.

FINANCIAL CONDITION

Average earning assets for the quarter ended June 30, 2012 were up 7.8%, or $68.0 million, from average earning assets for the quarter ended December 31, 2011.  Average overnight investments for the quarter ended June 30, 2012 were up 19.3% compared to the quarter ended December 31, 2011.  Average investment securities for the quarter ended June 30, 2012 were up 25.9% compared to the quarter ended December 31, 2011.  Average total assets were up 7.3% or $71.4 million, from $975.3 million for the quarter ended December 31, 2011 to $1.047 billion for the quarter ended June 30, 2012.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2012, the Corporation's investment securities portfolio had $364.5 million of available-for-sale securities, which are valued at fair market value, and $32.4 million of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $314.2 million of available-for-sale securities and $35.2 million of held-to-maturity securities as of December 31, 2011.

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

Loan volume was up in the second quarter of 2012, with total loans increasing by approximately $885,000, or 0.2% during the six month period.  Commercial loans increased by $9.8 million, or 3.5%, in the second quarter, and the retail portfolio declined by $9.5 million, or 3.8%.  At $518.7 million, total loans outstanding were down by $26.9 million for the six months ended June 30, 2012 compared to the same period in 2011.   Loan demand remains weak across all segments of the portfolio, while competition for top quality commercial credit is high.

The Corporation continues to reserve more heavily against its construction and development portfolio than any other segment of the commercial portfolio, given the comparatively high level of losses that have been incurred within this segment of the portfolio over the previous year.  Additionally, higher reserves are being placed against property types which are believed to be higher risk, such as retail and multi-family real estate.

Loans identified with losses by management, internal loan review and/or Corporation examiners are charged off. Furthermore, consumer loan accounts are charged off automatically based on regulatory requirements.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, and allowance allocations calculated in accordance with ASC Topic 450.  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The unallocated portion of the allowance for loan losses represents general valuation allowances that are not allocated to specific loan portfolio segments.  See Note 4 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the allowance for loan losses.

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Corporation's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Corporation identifies and monitors assets that need special attention.  At June 30, 2012, this process identified loans totaling $5.1 million that were classified as other assets especially mentioned compared to loans totaling $9.3 million at December 31, 2011.  Loans totaling $6.0 million were classified as substandard at June 30, 2012, compared to loans totaling $6.8 million at December 31, 2011.  Loans totaling $4.4 million were classified as doubtful at June 30, 2012, compared to loans totaling $7.4 million at December 31, 2011.

             Loans having average recorded investments of $11.4 million and $14.0 million at June 30, 2012 and December 31, 2011, respectively, have been identified as impaired.  Nonaccrual loans amounting to $11.0 million and $11.5 million at June 30, 2012 and December 31, 2011, respectively, were not accruing interest.  Interest received on these loans during the second quarter of 2012 was approximately $225,000, compared to approximately $255,000 over the same period in 2011.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $392,000, and $326,000 for the six-month period ended June 30, 2012 and the six-month period ended June 30, 2011, respectively. The Corporation had no loans that were 90 days or more past due that were not included in nonaccrual loans as of June 30, 2012.

Deposits

            The Corporation does not have any foreign offices and all deposits are serviced in its 18 domestic offices.  The Corporation's average deposits increased 8.2% during the first six months of 2012 compared to an increase of 1.5% in the first six months of 2011.  Average total noninterest-bearing deposits were 16.8% of total deposits at June 30, 2012, contributing to the Corporation's low cost of deposits, compared to 16.5% at December 31, 2011.

Regulatory Requirements for Capital

The Corporation and First Farmers and merchants Bank, the Corporation’s sole direct subsidiary (“the Bank”), are subject to federal regulatory capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the financial condition of the Corporation and the Bank.  Federal regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

            As of June 30, 2012, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.4%, 16.6%, and 9.5%, respectively, compared to 15.2%, 16.5%, and 9.7% at December 31, 2011. At June 30, 2012, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.7%, 17.0% and 9.8%, respectively.  The ratios were 15.6%, 16.8% and 10.0%, respectively, at December 31, 2011.  Management believes, as of June 30, 2012, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

LIQUIDITY AND CAPITAL RESOURCES

            Most of the capital needs of the Corporation historically have been financed with retained earnings and deposits received.

The Corporation and subsidiary Bank is subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Corporation to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.  The Corporation’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Corporation’s Asset/Liability Committee and results are reported to the Corporation’s Board of Directors.

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

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At June 30, 2012, the Corporation had $64.7 million in borrowing capacity.

CRITICAL ACCOUNTING POLICIES

The accounting principles the Corporation follows and the methods of applying these principles conform with GAAP and with general practices within the banking industry.  In connection with the application of those principles, the Corporation’s management has made judgments and estimates that with respect to the determination of the ALLL and the recognition of deferred income tax assets, have been critical to the determination of the Corporation’s financial position, results of operations and cash flows.

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

Results of Operations

Total interest income for the six months ended June 30, 2012 was $18.2 million compared to $19.1 million for the six months ended June 30, 2011 and $9.1 million for the three months ended June 30, 2012 compared to $9.7 million for the three months ended June 30, 2011.   Interest and fees earned on loans and investments are the primary components of total interest income.  Interest and fees earned on loans were $14.0 million, a decrease of $1.1 million, or 7.4%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and $7.0 million for the three months ended June 30, 2012 compared to $7.5 million for the three months ended June 30, 2011.  Nominal interest earned on investment securities and other earning assets was $4.2 million, an increase of approximately $136,000, or 3.3%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and  $2.1 million for the three months ended June 30, 2012 compared to $2.2 million for the three months ended June 30, 2011.

            Total interest expense in the six months ended June 30, 2012 was $2.1 million, a decrease of approximately $577,000, or 22.0%, compared to the six months ended June 30, 2011 and  approximately $980,000 for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011.  The lower interest rates for certificates of deposits and public funds during the second quarter of 2012 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning July 1, 2012 and ending June 30, 2014 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 6.9%, or a decrease in net interest income of $2.2 million by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at June 30, 2012, March 31, 2012, and December, 31, 2011 was 3.65%, 3.66% and 4.07%, respectively.  The decline is due, in part, to lower yields on earnings assets and a declining loan portfolio.

            Additions of approximately $520,000 were made to the provision for loan losses in the second quarter of 2012, compared to $750,000 in the second quarter of 2011.  The 2012 additions were lower because of the net charge-off ratios trending down.

            Noninterest income was $6.7 million, an increase of $1.6 million, or 31.7%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and $3.4 million for the three months ended June 30, 2012 compared to $2.7 million for the three months ended June 30, 2011.  The gain on sales of securities for the six months ended June 30, 2012 was $2.2 million, an increase of $1.7 million compared to the gain on sales for the six months ended June 30, 2011, and accounted for most of the increase in noninterest income over the periods, but was somewhat offset by an increase of approximately $70,000 in losses of other real estate owned.

            Noninterest expense, excluding the provision for loan losses, was $16.2 million in the six months ended June 30, 2012, an increase of approximately $210,000, or 1.3%, as compared to the interest expense for the six months ended June 30, 2011 and  $8.4 million for the three months ended June 30, 2012 compared to $8.0 million for the three months ended June 30, 2011.  An increase in salary benefits contributed to the higher noninterest expense.

Net income for the six months ended June 30, 2012 was $4.4 million, compared to $3.6 million for the six months ended June 30, 2011 and  $2.1 million for the three months ended June 30, 2012 compared to $2.0 million for the three months ended June 30, 2011.  The gain on sales of securities contributed to the increases.  The Corporation earned $0.83 per share for the six months ended in June 30, 2012, compared to $0.66 per share for the six months ended June 30, 2011.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at June 30, 2012 were $118.9 million and $8.5 million, respectively.

At June 30, 2012, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months  ended June 30, 2012, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

35

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date August 6, 2012	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date August 6, 2012	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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