Form 10-Q/A
period 2012-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2012-08-21
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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
(1) Derived from audited financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
		Three Months Ended		Six Months Ended
	(Dollars in Thousand, Except Per Share Data)	June 30,		June 30,
		2012	2011	2012	2011
INTEREST AND	Interest and fees on loans	$6,968	$7,528	$13,948	$15,065
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,250	1,143	2,434	2,068
	Exempt from federal income tax	778	910	1,587	1,843
	Dividends	64	88	112	136
	Other interest income	35	11	79	29
	Total interest income	9,095	9,680	18,160	19,141
INTERST EXPENSE	Interest on deposits	855	1,077	1,759	2,242
	Interest on other borrowings	124	178	291	385
	Total interest expense	979	1,255	2,050	2,627
	Net interest income	8,116	8,425	16,110	16,514
	Provision for loan and lease losses	520	750	1,120	1,475
	Net interest income after provision	7,596	7,675	14,990	15,039
NONINTEREST	Gain on loans sold	129	70	248	243
INCOME	Trust department income	500	498	1,036	1,024
	Service fees on deposit accounts	1,642	1,713	3,290	3,316
	Brokerage fees	68	-	110	-
	Earnings on bank owned life insurance	216	180	335	357
	Gain on sale of securities	943	374	2,155	434
	Loss on foreclosed property	(112)	(237)	(526)	(457)
	Other non-interest income	(26)	96	91	199
	Total noninterest income	3,360	2,694	6,739	5,116
NONINTEREST	Salaries and employee benefits	4,430	4,144	8,703	8,278
EXPENSE	Net occupancy expense	521	497	989	975
	Depreciation expense	358	332	686	638
	Data processing expense	506	483	981	947
	Legal and professional fees	311	273	499	549
	Stationary and office supplies	72	90	121	165
	Advertising and promotions	292	344	586	677
	FDIC insurance premium expense	356	383	712	767
	Other real estate expense	47	182	158	293
	Other noninterest expense	1,523	1,316	2,735	2,671
	Total noninterest expenses	8,416	8,044	16,170	15,960
	Income before provision for income taxes	2,540	2,325	5,559	4,195
	Provision for income taxes	451	306	1,141	631
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,089	2,019	4,418	3,564
	Noncontrolling interest - dividends on preferred stock of subsidiary	8	8	8	8
	Net income for common shareholders	$2,081	$2,011	$4,410	$3,556
	Weighted average shares outstanding	5,330,000	5,392,760	5,330,000	5,410,205
	Earnings per share	$0.39	$0.37	$0.83	$0.66
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$2,081	$2,011	$4,410	$3,556
Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $953 and $1,210 for 2012 and 2011, respectively for three months and net of taxes of $533 and $1,213 for six months	1,522	1,934	852	1,938
Less: reclassification adjustment for realized (gains) losses included in net income, net of taxes of $363 and $144, for 2012 and 2011, respectively for three months and net of taxes of ($830) and ($167) for six months	(580)	(230)	(1,325)	(267)
Net unrealized gain (loss) on available-for-sale securities	942	1,704	(473)	1,671
Comprehensive Income	3,023	3,715	3,937	5,227
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total Comprehensive Income	$3,023	$3,715	$3,937	$5,227

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in Thousands)	Six months ended June 30,
	(unaudited)	2012	2011
OPERATING	Net income available for common shareholders	$ 4,410	$ 3,556
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	1,120	1,475
	Provision for depreciation and amortization of
	premises and equipment	686	639
	Deferred tax expense	(50)	102
	Net securities gains	(2,155)	(434)
	Gains on loans sold	(248)	(243)
	Proceeds from sale of mortgage loans held for sale	14,165	-
	Funding of mortgage loans held for sale	(12,597)	-
	Gain on sale of OREO	526	457
	Gain on sale of assets	(10)	-
	Amortization of deposit base intangibles	-	18
	Amortization of investment security premiums,
	net of accretion of discounts	2,128	718
	Increase in cash surrender value of life insurance contracts	(335)	(615)
	(Increase) decrease in
	Other assets	814	3891
	Increase (decrease) in
	Other liabilities	637	648
	Total adjustments	4,681	6,656
	Net cash provided by operating activities	9,091	10,212
INVESTING	Proceeds from sales of available-for-sale securities	339,076	83,446
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	35,045	-
	Proceeds from maturities and calls of held-to-maturity securities	2,770	2,655
	Purchases of investment securities
	available-for-sale	(425,115)	(107,025)
	Net (increase) decrease in loans	(3,698)	10,713
	Proceeds from sale of OREO	1,323	-
	Purchase of life insurance premium	(786)	-
	Purchases of premises and equipment	(2,086)	(2,463)
	Net cash used in investing activities	(53,471)	(12,674)
FINANCING	Net increase in deposits	31,018	22,662
ACTIVITIES	Net increase in securities sold under agreements to repurchase	2,323	5,985
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	-	(1,511)
	Cash dividends paid on preferred stock	(8)	(8)
	Cash dividends paid on common stock	(1,972)	-
	Net cash provided by financing activities	24,361	20,128
	Increase (decrease) in cash and cash equivalents	(20,019)	17,666
	Cash and cash equivalents at beginning of period	73,021	32,499
	Cash and cash equivalents at end of period	$ 53,002	$ 50,165
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$ 1,993	$ 7,107
	Income Taxes	1,563	1,607
	Loans to facilitate sale	74	-
	Real estate acquired in settlement of taxes	1,191	1,375
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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date August 21, 2012	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date August 21, 2012	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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