Form 10-Q
period 2012-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2012-11-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 5, 2012, the registrant had 5,280,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant and its subsidiaries are included in this Report:

Condensed consolidated balance sheets – September 30, 2012 and December 31, 2011.

Condensed consolidated statements of income - For the three months and nine months ended September 30, 2012 and September 30, 2011.

Condensed consolidated statements of comprehensive income - For the three months and nine months ended September 30, 2012 and September 30, 2011.

Condensed consolidated statements of cash flows - For the nine months ended September 30, 2012 and September 30, 2011.

Selected notes to condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
		September 30,	December 31,
		2012	2011
	(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(1)
ASSETS	Cash and due from banks	$16,601	$17,927
	Interest-bearing due from banks	18,767	16,500
	Federal funds sold	16,750	38,594
	Total cash and cash equivalents	52,118	73,021
	Securities
	Available-for-sale (amortized cost $340,510
	and $309,338, respectively)	347,743	314,270
	Held-to-maturity (fair market value $34,058
	and $37,275, respectively)	32,192	35,214
	Total securities	379,935	349,484
	Loans, net of deferred fees	543,209	517,802
	Allowance for loan and lease losses	(8,704)	(9,200)
	Net loans	534,505	508,602

	Bank premises and equipment, net	26,660	25,537
	Other real estate owned	6,331	8,827
	Bank owned life insurance	24,940	23,621
	Goodwill	9,018	9,018
	Other assets	16,984	19,339
	TOTAL ASSETS	$1,050,491	$1,017,449
LIABILITIES	Deposits
	Noninterest-bearing	$158,340	$144,003
	Interest- bearing	729,189	712,427
	Total deposits	887,529	856,430

	Securities sold under agreements to repurchase	20,086	16,347
	Accounts payable and accrued liabilities	16,799	16,265
	Federal Home Loan Bank advances	10,100	17,100
	TOTAL LIABILITIES	934,514	906,142
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,280,000 and 5,330,000 shares issued
	and outstanding as of Sept. 30, 2012 and
	December 31, 2011, respectively	52,800	53,300
	Retained earnings	58,633	54,890
	Accumulated other comprehensive income	4,449	3,022
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	115,882	111,212
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	115,977	111,307
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$1,050,491	$1,017,449
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Derived from audited financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
		Three Months Ended		Nine Months Ended
	(Dollars in Thousands, Except Per Share Data)	Sept. 30,		Sept. 30,
		2012	2011	2012	2011
INTEREST AND	Interest and fees on loans	$ 6,934	$ 7,450	$ 20,882	$ 22,515
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,338	1,149	3,772	3,217
	Exempt from federal income tax	762	895	2,349	2,738
	Dividends	45	17	157	153
	Other interest income	35	30	114	59
	Total interest income	9,114	9,541	27,274	28,682
INTEREST EXPENSE	Interest on deposits	812	1,013	2,571	3,255
	Interest on other borrowings	105	166	396	551
	Total interest expense	917	1,179	2,967	3,806
	Net interest income	8,197	8,362	24,307	24,876
	Provision for loan and lease losses	-	750	1,120	2,225
	Net interest income after provision	8,197	7,612	23,187	22,651
NONINTEREST	Gain on loans sold	126	96	374	340
INCOME	Trust department income	518	491	1,554	1,515
	Service fees on deposit accounts	1,667	1,754	4,957	5,070
	Brokerage fees	51	-	161	-
	Earnings on bank owned life insurance	198	179	533	536
	Gain on sale of securities	18	701	2,173	1,135
	OREO	(471)	(458)	(997)	(915)
	Other non-interest income	169	124	260	322
	Total noninterest income	2,276	2,887	9,015	8,003
NONINTEREST	Salaries and employee benefits	4,361	4,001	13,064	12,293
EXPENSE	Net occupancy expense	497	527	1,486	1,502
	Depreciation expense	360	319	1,046	957
	Data processing expense	498	480	1,479	1,427
	Legal and professional fees	258	249	757	798
	Stationary and office supplies	87	48	208	213
	Advertising and promotions	280	253	866	930
	FDIC insurance premium expense	402	377	1,114	1,144
	Other real estate expense	84	104	242	397
	Other noninterest expense	1,318	1,208	4,053	3,873
	Total noninterest expenses	8,145	7,566	24,315	23,534
	Income before provision for income taxes	2,328	2,933	7,887	7,120
	Provision for income taxes	373	632	1,514	1,263
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	1,955	2,301	6,373	5,857
	Noncontrolling interest - dividends on preferred stock of subsidiary	-	-	8	8
	Net income for common shareholders	$ 1,955	$ 2,301	$ 6,365	$ 5,849
	Weighted average shares outstanding	5,328,002	5,392,760	5,329,334	5,400,063
	Earnings per share	$ 0.37	$ 0.43	$1.19	$ 1.08
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)Dollars in thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$1,955	$2,301	$6,365	$5,849
Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $1,197 and $1,280 for 2012 and 2011, respectively, for three months and net of taxes of $1,730 and $2,492 for nine months	1,911	2,044	2,763	3,982
Less: reclassification adjustment for realized gains included in net income, net of taxes of $7 and $270 for 2012 and 2011, respectively, for three months and net of taxes of $837 and $437 for nine months	(11)	(431)	(1,336)	(699)
Net unrealized gain on available-for-sale securities	1,900	1,613	1,427	3,283
Comprehensive Income	3,855	3,914	7,792	9,132
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total Comprehensive Income	$3,855	$3,914	$7,792	$9,132
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(unaudited)	Nine months ended September 30,
	(Dollars in Thousands)	2012	2011
OPERATING	Net income available for common shareholders	$6,365	$5,849
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	1,120	2,225
	Provision for depreciation and amortization of
	premises and equipment	1,046	957
	Deferred tax expense (benefit)	(374)	124
	Net securities gains	(2,173)	(1,135)
	Gain on loans sold	(374)	(340)
	Proceeds from sale of mortgage loans held for sale	21,265	-
	Funding of mortgage loans held for sale	(20,071)	-
	Loss on OREO	997	915
	Gain on sale of assets	(10)	-
	Amortization of deposit base intangibles	-	18
	Amortization of investment security premiums,	-	-
	net of accretion of discounts	2,969	1,019
	Increase in cash surrender value of life insurance contracts	(533)	(536)
	Decrease (increase) in
	Other assets	1,016	(822)
	Increase in
	Other liabilities	542	1,936
	Total adjustments	5,420	4,361
	Net cash provided by operating activities	11,785	10,210
INVESTING	Proceeds from sales of available-for-sale securities	339,076	174,331
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	55,671	-
	Proceeds from maturities and calls of held-to-maturity securities	3,000	3,540
	Purchases of investment securities
	available-for-sale	(426,674)	(222,960)
	Net (increase) decrease in loans	(26,804)	18,494
	Proceeds from sale of OREO	1,280	-
	Purchase of life insurance	(786)	-
	Purchases of premises and equipment	(2,159)	(1,616)
	Net cash used in investing activities	(57,396)	(28,211)
FINANCING	Net increase in deposits	31,099	35,886
ACTIVITIES	Net increase in securities sold under agreements to repurchase	3,739	10,742
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	(1,150)	(1,511)
	Cash dividends paid on preferred stock of subsidiary	(8)	(8)
	Cash dividends paid on common stock	(1,972)	(1,991)
	Net cash provided by financing activities	24,708	36,118
	Decrease (increase) in cash and cash equivalents	(20,903)	18,117
	Cash and cash equivalents at beginning of period	73,021	32,499
	Cash and cash equivalents at end of period	$52,118	$50,616
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$2,843	$3,617
	Income Taxes	635	956
	Loans to facilitate sale of OREO	1,774	-
	Real estate acquired in settlement of loans	1,355	1,375
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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information in this regard.  The condensed consolidated balance sheet of the Corporation as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Corporation as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications:  Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year presentation.  These reclassifications had no effect on net income.

NOTE 2 – FAIR VALUE MEASUREMENTS

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a recurring basis as of September 30, 2012
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$71,013	$-	$71,013
U.S. government sponsored agency mortgage backed securities	-	205,406	-	205,406
States and political subdivisions	-	52,326	-	52,326
Corporate bonds	-	18,998	-	18,998
Total assets at fair value	$-	$347,743	$-	$347,743
Assets measured at fair value on a recurring basis as of December 31, 2011
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$59,001	$-	$59,001
U.S. government sponsored agency mortgage backed securities	-	176,050	-	176,050
States and political subdivisions	-	59,946	-	59,946
Corporate bonds	-	19,273	-	19,273
Total assets at fair value	$-	$314,270	$-	$314,270

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine months ended September 30, 2012.

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

Nonrecurring Measurements:

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a nonrecurring basis as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$7,150	$7,150
Other real estate owned	-	-	4,225	4,225
Assets measured at fair value on a nonrecurring basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$13,604	$13,604
Other real estate owned	-	-	8,827	8,827

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for the nine months ended September 30, 2012 and 2011 were $1.0 million and $1.2 million, respectively, and $1.2 million for the year ended December 31, 2011.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments for the nine months ended September 30, 2012 and 2011 were approximately $914,000 and $974,000, respectively, and $1.1 million for the year ended December 31, 2011.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 7,150	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate/assets owned	$ 4,225	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

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

The following table presents estimated fair values of the Corporation’s financial instruments as of September 30, 2012 and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands):

	Fair Value Measurements at September 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$ 16,601	$ 16,601	$ -	$ -
Interest-bearing deposits in other banks	18,767	18,767	-	-
Federal funds sold	16,750	16,750	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	3,879	-	-
Securities available-for-sale	347,743	-	347,743	-
Securities held-to-maturity	32,192	-	34,058	-
Loans held for sale	1,685	-	1,685	-
Loans, net	534,505	-	-	551,390
Accrued interest receivable	4,439	-	4,439	-
Financial liabilities
Non-interest bearing deposits	158,340	158,340	-	-
Interest bearing deposits	729,189	-	731,893	-
Repurchase agreements	20,086	-	20,086	-
Advances from Federal Home Loan Bank	10,100	-	10,289	-
Accrued interest payable	754	-	754	-
Off-balance sheet credit related instruments:
Commitments to extend credit		-	123	-

The estimated fair values of financial instruments as of December 31, 2011 were as follows (dollars in thousands):

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets
Cash and due from banks	$17,927	$17,927
Interest-bearing deposits in banks	38,594	38,594
Federal funds sold	16,500	16,500
Securities available-for-sale	318,166	318,166
Securities held-to-maturity	35,214	37,276
Loans, net	508,602	523,847
Accrued interest receivable	4,095	4,095
Financial liabilities
Deposits	856,430	858,775
Federal funds purchased and
securities sold under agreements to repurchase	16,347	16,347
Advances from FHLB	17,100	17,521
Accrued interest payable	878	878
Off-balance sheet credit related instruments
Commitments to extend credit	-	109

NOTE 3 – SECURITIES

            The amortized cost and estimated fair value of securities at September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2012	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. government agencies	$70,541	$472	$-	$71,013
U.S. government sponsored agency mortgage backed securities	202,813	2,712	119	205,406
States and political subdivisions	48,794	3,532	-	52,326
Corporate bonds	18,362	636	-	18,998
	$340,510	$7,352	$119	$347,743
Held-to-maturity securities
States and political subdivisions	$32,192	$1,866	$-	$34,058

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. government agencies	$58,793	$214	$6	$59,001
U.S. government sponsored agency mortgage backed securities	175,352	843	145	176,050
States and political subdivisions	56,452	3,494	-	59,946
Corporate bonds	18,741	582	68	19,273
	$309,338	$5,133	$219	$314,270
Held-to-maturity securities
States and political subdivisions	$35,214	$2,061	$-	$37,275

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2012 and December 31, 2011 was approximately $11,000 and $85,000, which was approximately 3% and 24%, respectively, of the Corporation’s available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2012 and December 31, 2011 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

            The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored agency mortgage
backed securities	$ 11,459	$ 119	$ -	$ -	$ 11,459	$ 119
	$ 11,459	$ 119	$ -	$ -	$ 11,459	$ 119

December 30, 2011	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies	$15,063	$6	$-	$-	$15,063	$6
U.S. government sponsored agency mortgage	40,792	145	-	-	40,792	145
backed securities
Corporate bonds	29,154	68	-	-	29,154	68
	$85,009	$219	$-	$-	$85,009	$219

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
September 30, 2012	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$ 8,912	$ 9,015	$ 3,258	$ 3,289
One to five years	20,740	21,477	7,338	7,736
Five to ten years	78,948	80,340	13,018	13,854
After ten years	29,097	31,505	8,578	9,179
Mortgage-backed securities	202,813	205,406	-	-
Total	$ 340,510	$ 347,743	$ 32,192	$ 34,058

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $205.4 million at September 30, 2012 and $196.1 million at December 31, 2011.

The book value of securities sold under agreements to repurchase amounted to $31.5 million and $22.2 million at September 30, 2012 and December 31, 2011, respectively.

Gross gains of approximately $18,000, $701,000, $2.2 million and $1.1 million resulting from sales of available-for-sale securities were realized for the three months and nine month periods ended September 30, 2012 and 2011, respectively. A loss of approximately $2,000 was included in the net gain of $1.1 million for the nine-month period ended September 30, 2011.

NOTE 4 – LOANS

            The following table presents the Corporation’s loans by class as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Commercial
Commercial and industrial	$ 68,265	$ 60,448
Non-farm, non-residential real estate	160,357	139,642
Construction and development	37,858	29,042
Commercial loans secured by real estate	9,230	6,161
Other commercial	39,476	45,630
	315,186	280,923
Residential
Consumer loans	13,378	14,297
Single family residential	194,948	196,882
Other retail	19,697	25,700
	$ 228,023	$ 236,879
Total	$ 543,209	$ 517,802

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2012, approximately half of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

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

             Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when (i) principal or interest has been in default for a period of 90 days or more, or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower.  The Corporation had one loan of approximately $32,000 that was 90 days or more past due that was not included in nonaccrual loans as of September 30, 2012.

             The following table provides details regarding the aging of the Corporation’s loan portfolio as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012	30 - 89 Days past due	90 Days and Greater Past Due	Total Past Due	Current	Total loans
Retail
Consumer loans	$60	$8	$68	$13,310	$13,378
Single family residential	1,421	479	1,900	193,048	194,948
Other retail	35	-	35	19,662	19,697
Retail total	$1,516	$487	$2,003	$226,020	$228,023
Commercial
Commercial and industrial	$715	$3,842	$4,557	$63,708	$68,265
Non-farm, non-residential real estate	37	649	686	159,671	160,357
Construction and development	20	-	20	37,838	37,858
Commercial loans secured by real estate	156	210	366	8,864	9,230
All other commercial	-	1,379	1,379	38,097	39,476
Commercial total	$928	$6,080	$7,008	$308,178	$315,186
Total	$2,444	$6,567	$9,011	$534,198	$543,209

December 31, 2011	30 - 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
Retail
Consumer	$73	$4	$77	$14,220	$14,297
Single family residential	5,131	1,002	6,133	190,749	196,882
Other retail	1	-	1	25,699	25,700
Retail total	$5,205	$1,006	$6,211	$230,665	$236,879
Commercial
Commercial and industrial	$3,858	$1,419	$5,277	$55,171	$60,448
Non-farm, non-residential real estate	2,166	320	2,486	137,156	139,642
Construction and development	44	-	44	28,998	29,042
Other commercial	1,441	159	1,600	50,191	51,791
Commercial total	$7,509	$1,898	$9,407	$271,516	$280,923
Total	$12,714	$2,904	$15,618	$502,184	$517,802

The following table summarizes the nonaccrual loans by loan type as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Retail
Consumer	$ 24	$ 72
Single family residential	3,559	4,070
Other retail	-	-
Retail total	$ 3,583	$ 4,142
Commercial		-
Commercial and industrial	$ 3,867	$ 5,030
Non-farm, non-residential real estate	1,264	2,030
Construction and development	132	267
All other commercial	1,379	-
Commercial total	$ 6,642	$ 7,327
Total	$ 10,225	$ 11,469

The following table summarizes the impaired loans by loan type as of September 30, 2012, December 31, 2011 and September 30, 2011 (dollars in thousands):

						Average Recorded Investment
September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Quarter	Year to Date
Commercial
Commercial and industrial	$4,433	$3,447	$328	$3,775	$103	$3,759	$3,839
Non-farm, non-residential real estate	2,914	2,360	-	$2,360	-	2,160	1,436
Construction and development	682		682	$682	118	706	681
Other commercial	1,379	1,379	-	1,379	-	1,379	1,379
Commercial total	$9,408	$7,186	$1,010	$8,196	$221	$8,004	$7,335
Retail
Single family residential	3,126	2,157	626	2,783	94	2,768	2,781
Retail total	$3,126	$2,157	$626	$2,783	$94	$2,768	$2,781
Total	$12,534	$9,343	$1,636	$10,979	$315	$10,772	$10,116

Average Recorded Investment
December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Quarter	Year to Date
Commercial
Commercial and industrial	$5,839	$738	$5,678	$5,446	$601	$5,069	$5,069
Non-farm, non-residential real estate	4,378	2,986	2,115	4,573	307	5,232	5,232
Construction and development	870	-	870	870	203	941	941
Other commercial	3,238	-	-	1,498	-	1,527	1,527
Commercial total	$14,325	$3,724	$8,663	$12,387	$1,111	$12,769	$12,769
Retail
Single family residential	1,388	142	1,075	1,217	131	1,269	1,269
Retail total	$1,388	$142	$1,075	$1,217	$131	$1,269	$1,269
Total	$15,713	$3,866	$9,738	$13,604	$1,242	$14,038	$14,038
Average Recorded Investment
September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Quarter	Year to Date
Commercial
Commercial and industrial	$5,957	$5,152	$368	$5,520	$76	$5,364	$5,364
Non-farm, non-residential real estate	4,627	3,503	-	3,503	-	4,836	4,836
Construction and development	1,220	-	869	869	203	950	950
Other commercial	1,385	1,229	-	1,229	-	1,508	1,508
Commercial total	$13,189	$9,884	$1,237	$11,121	$279	$12,658	$12,658
Retail
Single family residential	2,943	2,231	652	2,883	93	1,861	1,861
Retail total	$2,943	$2,231	$652	$2,883	$93	$1,861	$1,861
Total	$16,132	$12,115	$1,889	$14,004	$372	$14,519	$14,519

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Interest income recognized on impaired loans (which approximates cash basis interest received on impaired loans) was approximately $281,000 and $554,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.  The average balance of impaired loans for the nine-month period ending September 30, 2012 was $7.3 million for commercial loans and $2.8 million for residential real estate loans, totaling $10.1 million.

Troubled Debt Restructurings.  Included in certain loan categories of impaired loans are certain loans that have been modified in a troubled debt restructuring where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal and/or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified due to financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification.  This evaluation is performed under the Corporation’s internal underwriting policy.

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

As of September 30, 2012, the Corporation did not have any commitments to extend additional funds to borrowers with loans modified and included as a troubled debt restructuring.

During 2012, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  The Corporation had no troubled debt restructurings during the three months ending September 30, 2012 and September 30, 2011.  There was one troubled debt restructuring that subsequently defaulted during the three months ending September 30, 2011.  The recorded balance for this loan was approximately $159,000.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred and subsequently defaulted during the nine months ended September 30, 2012 and 2011(dollars in thousands):

Nine Months Ended September 30, 2012
	Post-
	Modification	Net Charge-offs
Number of	Outstanding	Resulting from
Loans	Balance	Modifications
Commercial:
Commercial and industrial	2	$ 539	$ 197
Retail:
Single family residential	2	155	-
Total troubled debt restructurings	4	$ 694	$ 197
	Nine Months Ended September 30, 2011
		Post-
		Modification	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Commercial:
Commercial and industrial	9	$ 3,179	$ -
Nonfarm nonresidential	6	1,213	-
Tax Exempt State and Political	1	1,385	-
Farmland	2	178	-
Retail:
Consumer	6	41	-
Single family residential	8	1,212	-
Total troubled debt restructurings	32	$ 7,208	$ -

	Nine Months Ended
	September 30, 2011
	Number of	Recorded
(dollars in thousands)	Loans	Balance
Commercial:
Nonfarm nonresidential	1	$329
Retail:
Consumer	1	22
Single family residential	1	448
Total defaulted restructured loans	3	$799

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

As of September 30, 2012, the Corporation did not have any loans that were modified in troubled debt restructurings that have subsequently defaulted.

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

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non- Residential Real Estate Loans	Construction & Development	Commercial Loans Secured by Residential R/E	Other Commercial Loans	Commercial Loan Totals
Pass	$63,851	$157,360	$36,576	$8,118	$36,620	$302,525
Special Mention	283	834	600	403	-	2,120
Substandard	1,054	2,163	682	709	1,477	6,085
Doubtful	3,077	-	-	-	1,379	4,456
Total	$68,265	$160,357	$37,858	$9,230	$39,476	$315,186
Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	Other Retail Loans	Retail Loan Totals
Performing	$13,354	$191,357	$19,697	$224,408
Non-performing*	24	3,591	-	3,615
Total	$13,378	$194,948	$19,697	$228,023

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

December 31, 2011
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non- Residential Real Estate	Construction & Development	Commercial Loans Secured by Real Estate	Other Commercial	Commercial Loan Totals
Pass	$50,163	$131,786	$27,613	$5,045	$42,771	$257,378
Special Mention	4,137	4,232	504	439	-	9,312
Substandard	1,692	2,033	925	677	1,480	6,807
Doubtful	4,456	1,591	-	-	1,379	7,426
Total	$60,448	$139,642	$29,042	$6,161	$45,630	$280,923

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer	Single-Family Residential**	Other Retail	Retail Loan Totals
Performing	$14,225	$193,753	$25,368	$233,346
Non-performing*	72	3,129	332	3,533
Total	$14,297	$196,882	$25,700	$236,879

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

There is an inherent imprecision in calculating the specific portion of the allowance for loan and lease losses (“ALLL”).  Therefore, a factor has been added to the allocation of each of the identified segments of the loan portfolio to account for the imprecision.

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

The allowance for loan losses is maintained at a level considered adequate to provide for the losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, know and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  During the first quarter of 2012, as part of the quantitative analysis of the adequacy of the allowance for loan losses, management adjusted its projection of probable loan losses.  In prior years, the Corporation used a historic loss period of four quarters for all segments when estimating the historic charge off rates calculated in accordance with ASC Topic 450.  During the first quarter of 2012, the Corporation changed the historic period to a rolling eight-quarter historic look-back period to better reflect the risk related to each individual segment of loans.  During the third quarter of 2012, management adjusted the number of loan segments and incorporated soft factors for various components such as economic conditions, trends in delinquencies, loan review assessments, credit concentrations and level of underperforming ratios.  None of these changes have had a significant impact on the recorded amount of the allowance for loan losses.

            The following table summarizes the allocation in the allowance for loan losses by loan segment for the three months and nine months ended September 30, 2012 and September 30, 2011 and the year ended December 31, 2011 (dollars in thousands):

		Residential	Consumer &
Three Month Ended	Commercial	Real Estate	Other Retail	Unallocated	Total
Beginning ALLL balance 6/30/12	$6,677	$1,564	$159	$372	$8,772
Less: Charge-offs	(144)	(12)	(4)	-	(160)
Add: Recoveries	88	-	4	-	92
Add: Provisions	579	(270)	39	(348)	-
Ending ALLL balance - 9/30/12	$7,200	$1,282	$198	$24	$8,704

		Residential	Consumer &
Nine Months Ended	Commercial	Real Estate	Other Retail	Unallocated	Total
Beginning ALLL balance - 12/31/11	$5,957	$2,113	$192	$938	$9,200
Less: Charge-offs	(1,676)	(159)	(9)	-	(1,844)
Add: Recoveries	219	2	7	-	228
Add: Provisions	2,700	(674)	8	(914)	1,120
Ending ALLL balance - 9/30/12	$7,200	$1,282	$198	$24	$8,704

		Residential	Consumer &
Three Months Ended	Commercial	Real Estate	Other Retail	Unallocated	Total
Beginning ALLL balance - 6/30/11	$5,438	$1,945	$265	$356	$8,004
Less: Charge-offs	(495)	(23)	(4)	-	(522)
Add: Recoveries	15	-	27	-	42
Add: Provisions	945	10	(84)	(121)	750
Ending ALLL balance - 9/30/11	$5,903	$1,932	$204	$235	$8,274

		Residential	Consumer &
Nine Months Ended	Commercial	Real Estate	Other Retail	Unallocated	Total
Beginning ALLL balance - 12/31/10	$6,915	$2,001	$408	$96	$9,420
Less: Charge-offs	(3,115)	(281)	(130)	-	(3,526)
Add: Recoveries	65	20	70	-	155
Add: Provisions	2,038	192	(144)	139	2,225
Ending ALLL balance - 9/30/11	$5,903	$1,932	$204	$235	$8,274

		Residential	Consumer &
	Commercial	Real Estate	Other Retail	Unallocated	Total
Beginning ALLL balance - 1/1/11	$ 6,915	$ 2,001	$ 408	$ 96	$ 9,420
Less: Charge-offs	(3,353)	(52)	(147)	-	(3,552)
Add: Recoveries	103	-	104	-	207
Add: Provisions	2,292	164	(173)	842	3,125
Ending ALLL balance - 12/31/11	$ 5,957	$ 2,113	$ 192	$ 938	$ 9,200

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2012, December 31, 2011 and September 30, 2011, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer &
September 30, 2012	Commercial	Real Estate	Other Retail	Unallocated	Total
Loans individually evaluated for impairment	$221	$94	$-	$-	$315
Loans collectively evaluated for impairment	6,979	1,188	198	24	8,389
	$7,200	$1,282	$198	$24	$8,704
December 31, 2011
Loans individually evaluated for impairment	$1,111	$131	$-	$-	$1,242
Loans collectively evaluated for impairment	4,846	1,982	192	938	7,958
	$5,957	$2,113	$192	$938	$9,200
September 30, 2011
Loans individually evaluated for impairment	$279	$93	$204	$-	372
Loans collectively evaluated for impairment	5,624	1,839	-	235	$7,902
	$5,903	$1,932	$204	$235	$8,274

The following table shows loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer &
	Commercial	Real Estate	Other Retail	Unallocated	Total
September 30, 2012
Loans individually evaluated for impairment	$9,939	$1,038	$-	$-	$10,977
Loans collectively evaluated for impairment	305,247	193,910	33,075	-	532,232
	$315,186	$194,948	$33,075	$-	$543,209
December 31, 2011
Loans individually evaluated for impairment	$12,625	$1,217	$-	$-	$13,842
Loans collectively evaluated for impairment	268,298	220,379	14,055	1,228	503,960
	$280,923	$221,596	$14,055	$1,228	$517,802
September 30, 2011
Loans individually evaluated for impairment	$12,760	$1,244	$-	$-	$14,004
Loans collectively evaluated for impairment	282,267	225,179	14,549	1,315	523,310
	$295,027	$226,423	$14,549	$1,315	$537,314

NOTE 5 – BORROWED FUNDS

The Corporation is a party to the Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the FHLB of Cincinnati.  Advances made to the Corporation under the Blanket Agreement are collateralized by the FHLB stock and qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement dated June 20, 2006 between the Corporation and the FHLB.  The advances mature at varying dates throughout 2013 at interest rates ranging from 2.61% to 3.76%.  One scheduled principal payment of $10.1 million is due in the first quarter of 2013 under this credit line.

FHLB stock totaling $3.0 million at September 30, 2012 was carried at cost.  The stock is restricted and can only be sold back to the FHLB at par value.

The Corporation also has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the Federal Home Loan Corporation.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of September 30, 2012 or December 31, 2011.

NOTE 6 – POST-RETIREMENT BENEFIT PLAN

	Three Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011
Service cost	$23	$6
Interest cost	96	39
Expected return on plan assets	-	-
Amortization of prior service cost	(4)	(60)
Amortization of net loss	-	-
Net periodic pension cost	$115	$(15)

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011
Service cost	$69	$18
Interest cost	288	117
Expected return on plan assets	-	-
Amortization of prior service cost	(12)	(180)
Amortization of net loss	-	-
Net periodic pension cost	$345	$(45)

The Corporation currently expects to contribute approximately $472,000 to its post retirement benefit plan during the year ending December 31, 2012, of which approximately $354,000 was contributed in the first nine months of 2012.

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and the adoption of this ASU did not have a significant impact on the Corporation’s financial statements.  The Corporation now includes a condensed consolidated statement of comprehensive income with its financial statements.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the prescribed two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the prescribed two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and the adoption did not have a significant impact on the Corporation’s financial statements.

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

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Corporation beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and non-accrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB, risk rating classifications of loans, calculation of our allowance for loan losses, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity needs, the sufficiency of our allowance for loan  losses, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At September 30, 2012, the consolidated total assets of the Corporation were $1.1 billion, its consolidated net loans were $534.5 million, its total deposits were $887.5 million and its total shareholders' equity was $116.0 million.  The Corporation’s loan portfolio at September 30, 2012 reflected an increase of $25.4 million, or 4.9%, compared to December 31, 2011.  Total deposits increased $31.1 million, or 3.6%, and shareholders’ equity increased by 4.2% during the first nine months of 2012.  Total shareholders’ equity included an unrealized gain, net of tax, on available-for-sale securities of $4.4 million.

Financial Condition

Average earning assets for the quarter ended September 30, 2012 increased 7.9%, or $69.0 million, from average earning assets for the quarter ended December 31, 2011.  Average overnight investments for the quarter ended September 30, 2012 increased 23.5% compared to the quarter ended December 31, 2011.  Average investment securities for the quarter ended September 30, 2012 increased 26.6% compared to the quarter ended December 31, 2011.  Average total assets increased 7.5% or $72.7 million, from $975.3 million for the quarter ended December 31, 2011 to $1.048 billion for the quarter ended September 30, 2012.

 Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At September 30, 2012, the Corporation's investment securities portfolio had $347.7 million of available-for-sale securities, which are valued at fair market value, and $32.2 million of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $314.2 million of available-for-sale securities and $35.2 million of held-to-maturity securities as of December 31, 2011.

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

Loan volume increased in the third quarter of 2012, with total loans increasing by $24.5 million, or 4.7% during the three-month period.  Commercial loans increased by $23.2 million, or 8.0%, in the third quarter, and the retail portfolio increased by $1.3 million, or 0.6%.  At $543.2 million, total loans outstanding increased by $5.9 million, or 1.1%, at September 30, 2012 compared to September 30, 2011.  Loan demand has shown an improvement during the three and nine months ended September 30, 2012, especially in the commercial portfolio.

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

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Corporation's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Corporation identifies and monitors assets that need special attention.  At September 30, 2012, this process identified loans totaling $3.4 million that were classified as other assets especially mentioned compared to loans totaling $9.3 million at December 31, 2011.  Loans totaling $10.1 million were classified as substandard at September 30, 2012, compared to loans totaling $6.8 million at December 31, 2011.  Loans totaling $4.5 million were classified as doubtful at September 30, 2012, compared to loans totaling $7.4 million at December 31, 2011.

             Loans having average recorded investments of $10.1 million and $14.0 million at September 30, 2012 and December 31, 2011, respectively, have been identified as impaired.  Nonaccrual loans amounting to $10.2 million and $11.5 million at September 30, 2012 and December 31, 2011, respectively, were not accruing interest.  Interest received on these loans during the third quarter of 2012 was approximately $353,000, compared to approximately $809,000 over the same period in 2011.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $825,000, and $1.1 million for the nine-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, respectively. The Corporation had one loan for approximately $32,000 that was 90 days or more past due that was not included in nonaccrual loans as of September 30, 2012.

Deposits

            The Corporation does not have any foreign offices and all deposits are serviced in its 18 domestic offices.  The Corporation's average deposits increased 8.3% during the first nine months of 2012 compared to an increase of 2.1% in the first nine months of 2011.  Average total noninterest-bearing deposits were 17.1% of total deposits at September 30, 2012, contributing to the Corporation's low cost of deposits, compared to 16.5% at December 31, 2011.

Regulatory Requirements for Capital

The Corporation and First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”), are subject to federal regulatory capital adequacy standards.  Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the financial condition of the Corporation and the Bank.  Federal regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

            As of September 30, 2012, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.2%, 16.4%, and 9.7%, respectively, compared to 15.2%, 16.5%, and 9.7% at December 31, 2011. At September 30, 2012, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 15.5%, 16.7% and 9.9%, respectively.  The ratios were 15.6%, 16.8% and 10.0%, respectively, at December 31, 2011.  Management believes, as of September 30, 2012, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Corporation historically have been financed with retained earnings and deposits received.

            The Corporation and the subsidiary Bank are subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Corporation to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.  The Corporation’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Corporation’s Asset/Liability Committee and results are reported to the Corporation’s Board of Directors.

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

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At September 30, 2012, the Corporation had $65.5 million in borrowing capacity.

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

Results of Operations

Total interest income for the nine months ended September 30, 2012 was $27.3 million compared to $28.7 million for the nine months ended September 30, 2011 and $9.1 million for the three months ended September 30, 2012 compared to $9.5 million for the three months ended September 30, 2011.  Interest and fees earned on loans and investments are the primary components of total interest income.  Interest and fees earned on loans were $20.9 million, a decrease of $1.6 million, or 7.3%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and $7.0 million for the three months ended September 30, 2012 compared to $7.5 million for the three months ended September 30, 2011.  The lower interest rates for loans along with a decreased loan volume in the first half of 2012 were the primary reasons for the lower interest income.  Interest earned on investment securities and other earning assets was $6.4 million, an increase of approximately $225,000, or 3.6%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and $2.2 million for the three months ended September 30, 2012 compared to $2.1 million for the three months ended September 30, 2011.

            Total interest expense in the nine months ended September 30, 2012 was $3.0 million, a decrease of approximately $839,000, or 22.1%, compared to the nine months ended September 30, 2011 and  approximately $917,000 for the three months ended September 30, 2012 compared to $1.2 million for the three months ended September 30, 2011.  The lower interest rates for certificates of deposits and public funds during the third quarter of 2012 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning October 1, 2012 and ending September 30, 2014 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 9.4%, or a decrease in net interest income of $2.9 million by the end of the period.

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

The net interest margin, on a tax equivalent basis, at September 30, 2012, June 30, 2012, and December, 31, 2011 was 3.66%, 3.65% and 4.07%, respectively.  The decline during the first nine months of 2012 was due, in part, to lower yields on earnings assets.

No additions were made to the provision for loan losses in the third quarter of 2012, compared to additions of approximately $750,000 in the third quarter of 2011.  This decrease was primarily because of the net charge-off ratios trending down.

Noninterest income was $9.0 million, an increase of $1.0 million, or 12.6%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and $2.3 million for the three months ended September 30, 2012 compared to $2.9 million for the three months ended September 30, 2011.  The gain on sales of securities for the nine months ended September 30, 2012 was $2.2 million, an increase of $1.0 million compared to the nine months ended September 30, 2011, and accounted for most of the increase in noninterest income over the nine-month period.

Noninterest expense, excluding the provision for loan losses, was $24.3 million in the nine months ended September 30, 2012, an increase of approximately $781,000, or 3.3%, as compared to the interest expense for the nine months ended September 30, 2011 and $8.1 million for the three months ended September 30, 2012 compared to $7.5 million for the three months ended September 30, 2011.  An increase in salary and benefits was the primary contributor to the higher noninterest expense.

Net income for the nine months ended September 30, 2012 was $6.4 million, compared to $5.8 million for the nine months ended September 30, 2011 and $1.9 million for the three months ended September 30, 2012 compared to $2.3 million for the three months ended September 30, 2011. The Corporation earned $1.19 per share for the nine months ended in September 30, 2012, compared to $1.08 per share for the nine months ended September 30, 2011.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at September 30, 2012 were $122.6 million and $8.6 million, respectively.

At September 30, 2012, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended September 30, 2012, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the third quarter of 2012:

CORPORATION’S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2012	––	––	––	––
August 1 – August 31, 2012	––	––	––	––
September 1 – September 30, 2012	50,000*	$23.00	––	––
Total	50,000*	$23.00	––	––

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date November 5, 2012	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date November 5, 2012	/s/ Patricia P. Bearden
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