Form 10-K/A
period 2011-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2013-03-21
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2011 -- Part I and II of this Report.

Proxy Statement for 2012 Annual Shareholders’ Meeting to be held on April 17, 2012 -- Part III of this Report.

EXPLANATORY NOTE

           This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of First Farmers and Merchants Corporation (the “Corporation”) for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Filing”).  The Amendment (i) amends and restates the Corporation’s financial statements and the notes thereto at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 (the “Financial Statements”) in Item 8 of Part II, as included in Exhibit 13 of the Original Filing, to recognize other comprehensive income for the Corporation’s defined benefit post-retirement health plan and to correct an error in the amortization of FDIC pre-paid insurance for the year ended December 31, 2011, (ii) amends and restates Item 6 of Part II (“Selected Financial Information”) included in Exhibit 13 of the Original Filing to reflect the foregoing changes to the Financial Statements, (iii) amends and restates Item 7 of Part II (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) included in Exhibit 13 of the Original Filing to reflect the foregoing changes to the Financial Statements, (iv) revises internal cross-references to the notes to the Financial Statements in Item 2 of Part I and Item 7A of Part II of the Original Filing, and (v) includes new certifications of the Corporation’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. The remainder of Parts I, II and III, as well as Part IV, have not changed and can be found in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing, nor does it modify or update the disclosures and information contained in the Original Filing in any way other than described in this Explanatory Note.

PART I

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

For more information on the properties owned and leased by the Corporation and the Bank, please refer to Notes 6 and 8 to the Consolidated Financial Statements, which are included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART II

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2011 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 3 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 4 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources – Loans and Loan Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is set forth in the section entitled “Liquidity and Capital Resources– Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

            (3) Exhibits:

13	Annual Report to Shareholders.

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

Date:  March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s / PATRICIA P. BEARDEN	Treasurer, Chief Financial Officer	March 14, 2013
Patricia P. Bearden	(Principal financial officer and principal accounting officer)
/s / KENNETH A. ABERCROMBIE	Director	March 14, 2013
Kenneth A. Abercrombie
/s/ JAMES L. BAILEY, JR.	Director	March 14, 2013
James L. Bailey, Jr.
/s/ M. DARLENE BAXTER	Director	March 14, 2013
M. Darlene Baxter
/s/ JONATHAN M. EDWARDS	Director	March 14, 2013
Jonathan M. Edwards
/s/ TOM NAPIER GORDON	Director	March 14, 2013
Tom Napier Gordon
/s/ DALTON M. MOUNGER	Director	March 14, 2013
Dalton M. Mounger
/s/ TIMOTHY E. PETTUS	Director	March 14, 2013
Timothy E. Pettus
/s/ JOSEPH W. REMKE, III	Director	March 14, 2013
Joseph W. Remke, III
/s/ PATRICK J. RILEY	Director	March 14, 2013
Patrick J. Riley
/s/ MATTHEW M. SCOGGINS, JR.	Director	March 14, 2013
Matthew M. Scoggins, Jr.
/s/ T. RANDY STEVENS, III	Director, Chief Executive Officer	March 14, 2013
T. Randy Stevens, III	(Principal executive officer)
/s/ W. LACY UPCHURCH	Director	March 14, 2013
W. Lacy Upchurch
/s/ KIMBERLY VELLA	Director	March 14, 2013
Kimberly Vella
/s/ DAN C. WHEELER	Director	March 14, 2013
Dan C. Wheeler
/s/ DAVID S. WILLIAMS	Director	March 14, 2013
David S. Williams

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

13	Annual Report to Shareholders.

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

EXHIBIT 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

             Certain statements contained in this Annual Report to Shareholders may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “hopes,” “may,” “plans,” “will,” or “anticipates,” or the negatives of such terms.  We caution you not to place undue reliance on such forward-looking statements in this Annual Report to Shareholders because results could differ materially from those anticipated as a result of a variety of factors.  These forward-looking statements include, without limitation, those relating to the quality of service provided to customers, reduction in net loans, the effect of fluctuating interest rates on net interest income, the stability of market rates, adequate access to capital to meet liquidity needs, capital expenditures, the completion of our new branch, cash dividends, cash flows on impaired loans, the present value of servicing income, deferred tax assets, potential issuance of shares, the fair value of bonds, impairment of securities, lease commitments, troubled debt restructurings,  the Federal Home Loan Bank of Cincinnati (the “FHLB”) credit line, repayment of loans by borrowers, legal claims, capital adequacy requirements, fair value valuation methodologies, fair value of other assets, valuation of financial instruments, post-retirement benefit payments, interest rate sensitivity and risk, diversification of the loan portfolio, gross interest income, the adequacy of allowance for loan and lease losses, the loan concentration, expected maturity of investment securities, intent of management to hold certain loans until maturity or payoff, the value of underlying collateral and the impact of accounting standards on the financial statements.  Factors that could affect our results include, but are not limited to, changes in economic conditions; fluctuations in prevailing interest rates and the effectiveness of our risk monitoring systems; our ability to maintain credit quality; our ability to provide market competitive products and services; laws and regulations affecting financial institutions in general; our ability to operate and integrate new technology; the effectiveness of our interest rate hedging strategies; government fiscal and monetary policies; changes in our operating or expansion strategy; changes in our assumptions or estimation methodologies; the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity; limitations on our ability to pay dividends and to meet our cash obligations; assumption and judgments about the collectability of our loan portfolio; our ability to compete with other financial services companies and other factors generally understood to affect the financial results of financial services companies.

EXECUTIVE OVERVIEW

General

                        First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2011, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank (the “Bank”), which conducts the principal business of the consolidated company.  The Bank was organized as a national bank in 1954 as a successor to a state bank that was organized in 1909.  The Bank remained a national bank until July 5, 2005, when it converted back to a state-chartered bank and changed its name from First Farmers and Merchants National Bank to First Farmers and Merchants Bank.  The Bank has direct and indirect subsidiaries through which it holds F&M West, Incorporated, Maury Tenn, Incorporated and Maury Tenn Properties, Incorporated. The principal executive offices of the Corporation are located at 816 South Garden Street, Columbia, Maury County, Tennessee.   Management of the Corporation evaluates the financial condition of the Corporation in terms of the Bank's operations within its service area.

            All dollar amounts in this Annual Report to Shareholders, other than per-share amounts, are in thousands unless otherwise noted.

Financial Condition

            The Corporation’s assets consist primarily of its investment in the Bank and other smaller investments.  Its primary activities are conducted through the Bank.  The Bank is committed to providing quality services in diverse markets and a changing interest rate environment.  Management hopes to provide Bank customers the quality service of a community bank and the safety and strength of a regional bank.

            At December 31, 2011, the Corporation’s consolidated total assets were $1,017,808, its consolidated net loans were $508,602, its total deposits were $856,430 and its total shareholders’ equity was $112,149.  The economic climate in the Corporation’s market area of Middle Tennessee began to stabilize in 2011.  However, continued weakness in the economy had an impact on the Corporation’s loan volume, evidenced by a decrease of 7.5% of net loans at December 31, 2011 compared to December 31, 2010.  Total deposits increased by 8.2% and total shareholders’ equity increased by 5.4% over the same period.

Results of Operations

            Consolidated net income in 2011 totaled $6,996, a 3.4% decrease from $7,243 in 2010 and a 9.9% decrease from $8,040 in 2009.  Net interest income increased less than 1.3% and 3.8% over the same periods as a result of lower interest expense on deposits and other borrowings.  On a per common share basis, net income totaled $1.30 for 2011 versus $1.32 for 2010 and $1.45 for 2009.

            The accompanying tables and the discussion and financial information are presented to aid in understanding the Corporation's financial position and results of operations.  The emphasis of this discussion is on the years ended December 31, 2011, 2010 and 2009; however, financial information for prior years will also be presented where appropriate.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders.

            The Corporation's financial condition is dependent on a variety of factors, including the quality and nature of its assets, its liability and capital structure, the market and economic conditions and the quality of its personnel.

FINANCIAL CONDITION

Net Interest Margin

            Net interest margin is defined as the difference between the revenue from earning assets (primarily interest income) and interest expense related to interest bearing liabilities.  Net interest margin is a function of the average balances of earning assets and interest bearing liabilities and the yields earned and rates paid on those balances.  In order to succeed in the banking industry, it is critical to maintain the net interest margin at a level that, when coupled with noninterest revenues, exceeds additions to the allowance for loan and lease losses, noninterest expenses and income taxes and yields an acceptable profit.

           The Corporation plans the Bank’s operations with the goal of maintaining a satisfactory spread between the yields on earning assets and the related cost of interest bearing funds.  The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses.  This spread reflects the overall profitability of earning assets, including both those funded by interest bearing sources and those that do not generate interest (primarily noninterest bearing demand deposits).  This spread is most often used when analyzing a banking institution's overall gross margin profitability compared to that of other financial institutions.  Management uses calculations and similar ratios to assist in pricing decisions for interest-related products.  Table A below presents the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread for each of the last three years by major categories of assets and liabilities.

              TABLE A - Distribution of Assets, Liabilities, Shareholders' Equity, Interest Rates and Interest Differential

	YEAR ENDED DECEMBER 31,
	2011			2010			2009
(Dollars in thousands)	Average	Rate/		Average	Rate/		Average	Rate/
	Balance	Yield	Interest	Balance	Yield	Interest	Balance	Yield	Interest
ASSETS
Interest earning assets
Loans, net	$ 534,841	5.67%	$ 30,338	$ 564,388	5.79%	$ 32,696	$ 579,998	5.63%	$ 32,662
Bank deposits	28,594	0.25	71	5,063	0.28	14	4,147	0.38	16
Taxable securities	205,631	2.18	4,485	171,567	2.40	4,126	144,907	3.57	5,172
Tax exempt securities	95,814	5.93	5,679	91,929	5.97	5,488	91,730	6.17	5,657
Federal funds sold	11,920	0.23	27	22,678	0.19	44	20,539	0.24	50
TOTAL EARNING ASSETS	876,800	4.63	$ 40,600	855,625	4.95	$ 42,368	841,321	5.18	$ 43,557
Noninterest earning assets
Cash and due from banks	16,198			15,424			15,868
Bank premises and equipment	23,914			21,756			19,969
Other assets	58,400			60,434			45,410
TOTAL ASSETS	$ 975,312			$ 953,239			$ 922,568
LIABILITES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities
Time and savings deposits:
NOW and money market accounts	$ 368,319	0.35%	$ 1,273	$ 350,983	0.51%	$ 1,776	$ 319,497	0.76%	$ 2,414
Savings	74,309	0.12	91	71,224	0.12	87	72,685	0.18	130
Time up to $100	136,691	1.09	1,493	142,869	1.59	2,278	149,289	2.11	3,155
Time over $100	105,514	1.29	1,366	107,894	1.75	1,888	100,118	2.21	2,217
TOTAL INTEREST BEARING DEPOSITS	684,833	0.62	4,223	672,970	0.90	6,029	641,589	1.23	7,916
Federal funds purchased and securities
sold under agreements to repurchase	11,980	0.48	57	5,681	0.48	27	4,357	0.28	12
FHLB borrowing	18,807	3.52	662	27,973	3.38	945	35,884	3.19	1,144
Other liabilities	400	-	-	407	-	-	394	-	-
TOTAL INTEREST BEARING
LIABILITIES	716,020	0.69	$ 4,942	707,031	0.99	$ 7,001	682,224	1.33	$ 9,072
Noninterest bearing liabilities
Demand deposits	135,417			122,816			118,726
Other liabilities	14,494			14,159			14,429
TOTAL LIABILITIES	865,931			844,006			815,379
Shareholders' equity	109,381			109,233			107,189
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 975,312			$ 953,239			$ 922,568
Spread between combined rate earned and
combined rates paid*		3.94%			3.96%			3.85%
Net yield on interest-earning assets*		4.07%			4.13%			4.10%

* Taxable equivalent basis

Notes:

1.

U.S. government (agency, state and political subdivision), and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable securities.  Most municipal debt securities are nontaxable.

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

           Table B below sets forth, for the periods indicated, a summary of consolidated changes in interest earned and interest paid, reflected by the interest generated by volume changes and the interest generated by changes in the yield or rate.  On a tax equivalent basis, net interest income increased $291 for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily because of decreased interest paid on time deposits.  Interest paid on interest bearing deposits was down in 2011 compared to 2010 primarily because of lower average interest rates.   Interest paid on the FHLB line of credit was $945 in 2010 compared to $1,144 in 2009.

TABLE B - Volume and Yield/Rate Variances

(Taxable Equivalent Basis)

`	2011 Compared to 2010			2010 Compared to 2009
			Net			Net
		Yield	Increase		Yield	Increase
	Volume	/Rate	(Decrease)	Volume	/Rate	(Decrease)
Revenue earned on
Loans, net	$ (1,711)	$ (647)	$ (2,358)	$ (879)	$ 914	$ 35
Bank deposits	66	(9)	57	3	(5)	(2)
Investment securities
Taxable securities	818	(459)	359	952	(1,998)	(1,046)
Tax-free securities	232	(41)	191	12	(181)	(169)
Federal funds sold	(20)	3	(17)	5	(11)	(6)
Total interest earning assets	(615)	(1,153)	(1,768)	93	(1,281)	(1,188)
Interest paid on
NOW and money market accounts	88	(591)	(503)	239	(877)	(638)
Savings deposits	4	-	4	(3)	(40)	(43)
Time deposits up to $100	(98)	(687)	(785)	(135)	(742)	(877)
Time deposits over $100	(42)	(480)	(522)	172	(501)	(329)
Federal funds purchased and securities
sold under agreements to repurchase	30	-	30	4	11	15
Short term debt	-	-	-	-	-	-
Long term debt	(310)	27	(283)	(252)	53	(199)
Total interest-bearing funds	(328)	(1,731)	(2,059)	25	(2,096)	(2,071)
Net interest earnings	$ (287)	$ 578	$ 291	$ 68	$ 815	$ 883

Notes:

1.  The change in interest earned or paid resulting from both volume and rate or yield has been allocated accordingly in proportion to the relationship of the absolute amounts of the change in each.   Loans include nonaccrual loans for all years presented.

2.  The computation of the taxable equivalent adjustment has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-exempt assets.

3.  U.S. government (agency, state and political subdivision), and corporate debt securities plus equity securities in the available-for-sale and held-to-maturity categories are taxable securities.

Assets and Liabilities

Average earning assets increased 2.5% in 2011 compared to 2010 and increased 1.7% in 2010 compared to 2009.  As a financial institution, the Corporation’s primary earning assets are loans made by the Bank.  In 2011, average net loans represented 61.0% of average earning assets compared to 66.0% of average earnings assets at December 31, 2010.  Average net loans decreased 5.2% in 2011 compared to 2010 and decreased 2.7% in 2010 compared to 2009.  Management of the Corporation believes that average net loans will remain steady throughout 2012 because of the slight increase in demand for loans in certain categories.

Average investment securities, which comprised 34.4% of average earning assets in 2011, increased 17.4% from 2010 compared to an 11.4% increase in 2010 from 2009.  This increase in average investments was the result of sluggish loan growth and therefore management grew the investment portfolio during this time. Average total assets increased 2.3% during 2011 compared to an increase of 3.3% between 2010 and 2009.

            The Bank’s average deposits increased 3.1% in 2011 compared to 2010.  The increase in average deposits for 2011 was primarily a result of an increase in interest bearing deposits, which also contributed to the Bank’s 4.7% increase in average deposits in 2010 compared to 2009.  Average interest-bearing transaction accounts in 2011 increased 1.8% from 2010.  Time deposits up to $100 decreased 4.3% as of December 31, 2011 compared to December 31, 2010 and time deposits over $100 decreased 2.2% over the same period primarily because the Bank decreased its reliance on short-term dollar certificates of deposit.  Average savings deposits increased 4.3% in 2011 compared to 2010.  Average Negotiable Order of Withdrawal (“NOW”) and money market accounts increased 4.9% in 2011 compared to 2010.  These changes reflect the Bank’s customers shifting funds out of certificates of deposits and into money market deposit accounts.  Savings deposits have historically been steady providers of a core, low cost source of funding. The Bank has put initiatives into place to grow non-interest bearing deposits, thus improving its net interest margin.

Customer relationship development helped maintain a relatively stable base in noninterest bearing deposits during 2011.  The Bank’s noninterest bearing deposits have remained strong and were 16.5% of average total deposits in 2011, 15.4% of average total deposits in 2010 and 15.6% of average total deposits in 2009.  Average noninterest bearing deposits increased 10.3% for 2011 and 3.4% for 2010.

            The Bank has a Blanket Agreement for Advances and Security Agreement with the FHLB for term debt or other obligations and certain operating leases.  For more information, see Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders.

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

Liquidity

Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation’s primary source of liquidity has been dividends declared by the Bank.  The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors.  At December 31, 2011, available liquidity was $264,801 compared to $220,061 as of December 31, 2010.

Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations; however, the Bank also has access to additional capital, if necessary, through additional advances from the FHLB or the Cash Management Advance Line of Credit Agreement with the FHLB.  In March 2008, the Bank obtained five advances at $7,000 each from the FHLB, and in September 2008, the Bank obtained two additional advances of $3,100 each for a total borrowing in 2008 of $41,200.  The first three scheduled repayments of the advances were made in March 2009, March  and September 2010, and March 2011.  The remaining payments will continue each March through 2013.  The borrowings from the FHLB have been used generally for investment strategies to enhance the Bank’s portfolio.   Please refer to Note 9 in the Notes to Consolidated Financial Statements for additional information about borrowings from the FHLB and the repayment schedule of such borrowings.

Interest Rate Risk

           The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin.  Each quarter, the Bank’s Asset/Liability Committee assesses the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income.  Rate sensitive earning assets and interest bearing liabilities are those that can be repriced to current market rates within a defined time period.  The Asset/Liability Committee measures near-term risk (within the next 12 and 24 months) to net interest income resulting from changes in interest rates.  The model incorporates the Bank’s assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment, to simulate the effect of possible changes in interest rates on net interest income.  The Asset/Liability Committee’s policy is to conduct a monthly review of budgeted financial goals where the actual dollar change in net interest income is different from interest rate movements.  A negative dollar change in net interest income for a 12- and 24- month period of less than 10.0% of net interest income given a 200 basis point shift in interest rates is considered an acceptable rate risk position.  At December 31, 2011, if interest rates were to rise 200 basis points (2.0%) over the next 12 months, net interest income would be $24 less than currently projected if rates were to remain stable.  This would represent a decrease in net interest income of 0.07%.  At December 31, 2011, if interest rates were to decline 100 basis points (1.0%) over the next 12 months, net interest income would decrease $350 more than the projection of rates remaining stable.  This would represent a decrease in net interest income of 1.08%.  The changes in percentages in both cases are within policy guidelines established by the Bank’s Board of Directors.

           Another tool used to monitor the Bank's overall interest rate sensitivity is a gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be re-priced to current market rates in subsequent periods).  Table C below shows the Bank's rate-sensitive position at December 31, 2011, as measured by the gap analysis.  Non-maturing balances such as money market, savings and NOW accounts have no contractual or stated maturities.  Management has attempted to use historical data (pricing history) on these categories to best determine the impact of these non-maturing balances on the net interest margin as interest rates change.  Management anticipates that rates will remain steady through most of 2011 and has determined that the Bank is in an acceptable rate risk position.  Table A under the heading “Net Interest Margin” above provides additional information regarding the largest components of interest bearing liabilities.

TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
(Dollars in Thousands)	Three Months	Three to Six	Six to 12	Over One
As of December 31, 2011	or Less	Months	Months	Year	Total
Earning assets
Bank time deposits	$18,148	$-	$-	$-	$18,148
Taxable investment securities	1,256	608	4,160	252,197	258,221
Tax-exempt investment securities	585	1,796	1,946	90,832	95,159
Loans and leases, net of deferred fees	37,114	16,462	55,089	409,137	517,802
Total earning assets	57,103	18,866	61,195	752,165	889,330
Interest-bearing liabilities
NOW and money market accounts	136,300	-	-	258,790	395,090
Savings	-	-	-	75,682	75,682
Time up to $100	33,381	42,588	32,245	24,519	132,733
Time over $100	30,961	22,318	30,256	25,387	108,922
Other short-term debt	16,347	-	-	-	16,347
FHLB borrowing	7,000	-	-	10,100	17,100
Total interest bearing liabilities	223,989	64,906	62,501	394,478	745,874
Period gap	(166,886)	(46,040)	(1,306)	357,687	143,456
Cumulative gap	$(166,886)	$(212,926)	$(214,232)	$143,455

Capital Expenditures

           Historically, internal growth has financed the capital needs of the Bank.  In 2011, the Bank completed the construction of a new branch in Maury County, Tennessee.  The branch opened in June of 2011.   The Bank acquired land in Williamson County in 2010 and started construction on a new branch in the summer 2011, which is scheduled to be completed in April 2012.  The Bank anticipates spending an aggregate of approximately $4,000 to complete the new Williamson County branch.

Contractual Obligations

           The following table summarized the Corporation’s contractual obligations as of December 31, 2011:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$ 3,197	$ 253	$ 468	394	$ 2,082
FHLB Borrowing	17,100	7,000	10,100		-
Total	$ 20,297	$ 7,253	$ 10,568	$ 394	$ 2,082

Dividends

             Cash dividends declared in 2011 were 56.5% of net income compared to 55.6% of net income for 2010.  The Corporation plans to continue an average annual payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

Regulatory Capital

            Under federal regulatory standards, in order to be adequately capitalized the Corporation’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 4%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 8%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 4%.  Tier 1 Capital generally consists of common stock.

            As of December 31, 2011, the Corporation’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratio were 15.7%, 16.9% and 10.1%, respectively.  At December 31, 2010, the comparable ratios were 15.3%, 16.5% and 10.6% respectively. Please refer to Note 11 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders for more information on the capital strength of the Corporation and the Bank.

Loans and Loan Quality

            The Bank’s loan portfolio is the largest component of earning assets and, therefore, provides the highest amount of revenue.  The loan portfolio also contains the highest exposure to risk, as a result of credit quality.  When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to authorize a given loan and the appropriate pricing for that loan.  The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns that may occur in different segments of the economy or in particular industries.  As of December 31, 2011, total loans maturing and repricing after one year that have predetermined interest rates and floating or adjustable interest rates totaled $214,630.  The composition of the loan portfolio is disclosed in detail in Note 3 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders.

            The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank’s Board of Directors and management that include loan review procedures and approvals.  Applications for loans are received by designated employees at 18 of the Bank’s offices.  Depending primarily on the amount of the loan, there are various approval levels required, including that of the Executive Committee of the Bank's Board of Directors.

            The composition of the Bank’s loan and lease portfolio for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	Percentage of Total	2010	2009	2,008	2,007

Commercial and industrial:
Commercial	$60,448	11.6%	$61,192	$63,695	$79,742	$67,336
Other	2,601	0.5%	5,446	2,943
Tax exempt municipal loans	25,130	4.9%	38,877	34,138	39,598	20,589
Real estate
Construction	33,270	6.4%	37,374	38,877	44,878	35,948
Commercial mortgages	152,539	29.5%	156,704	149,332	145,649	103,325
Residential mortgages	196,913	37.9%	221,748	238,349	232,727	217,991
Other	30,410	5.9%	31,129	32,464	33,236	32,768
Retail loans	17,027	3.3%	15,753	17,124	19,753	21,926
Lease financing receivables		-	-	274	428	574
Net unamortized loan origination fees	(536)	-	(490)	(541)	(492)	(314)
	$517,802	100.0%	$559,179	$576,655	$595,519	$500,143

            A slight majority of the Bank’s outstanding loans continue to be housed in the Maury County portfolio in 2011.  Maury County housed 51.5% of the Bank’s outstanding loans at December 31, 2011, including most of its out-of-territory loans and participations purchased.  The Maury County portfolio experienced a $28,636 decline in outstanding loans for 2011.  As a result of this runoff, the Bank’s lending concentration in Maury County was moderated during 2011.

            Loan demand has remained weak throughout 2011.  Competition remain aggressive for top quality borrowers.  Bankable commercial and industrial loans as well as owner-occupied real estate transactions are much in demand by almost every bank.  Competitive pressures are extremely intense with regards to pricing and terms as banks continue to seek diversification and reductions in their exposure to commercial real estate loans.  The refinancing of residential mortgages continues at a slower pace.  Mortgage interest rates have continued to trend downward; however appraisal values have limited some mortgage holders from financing at the historically low rates.  The bank continues to diligently review its pricing structure and to seek out new lending opportunities and bank relationships within the seven-county footprint.

            The Bank has a credit administration function that is responsible for assisting loan officers in underwriting new loans, reviewing problem loans, monitoring the status of problem loans from period to period, and assisting in their resolution.  This review process also includes semi-annual reviews by an outside party to assess the quality of the loan portfolio independently.  Management has concluded that this independent review has served to strengthen underwriting practices.  The analysis and review by the Bank's credit administration department also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan and lease losses (“ALLL”).  Loan reviews of all relationships aggregating $250 and greater are completed on an annual schedule.

            Loans that are impaired and not accruing interest were more actively monitored in 2011 to determine those for which more aggressive action plans should be taken.  The Bank ended 2011 with $3,345, or 0.62% in net charge-offs.  Until 2009, the Bank sustained a period of net recoveries for three consecutive years in which a net recovery had been recorded.  The Bank’s charge-off level is tracking slightly above the Bank’s target level of 0.25% but below its peer group average of 0.89% for 2011.   Management believes that the ALLL was adequate at December 31, 2011.

            Table D below summarizes average loan balances and reconciles the ALLL for each of the last five years.  Additions or reductions to the allowance, which are included in operating expenses, are also included.

TABLE D - Loan Portfolio

	December 31,
(Dollars In Thousands)	2011	2010	2009	2008	2007

Average amount of gross loans outstanding	$543,203	$573,524	$588,821	$538,961	$492,627

Balance of allowance for possible loan
losses at beginning of year	9,420	8,929	8,625	7,381	7,262

Balance from acquisition	-	-	-	-	-
Loans charged off
Commercial loans	3,353	2,046	2,069	753	42
Residential real estate loans	52	108	134	60	-
Loans to individuals	147	77	101	77	115
TOTAL LOANS CHARGED OFF	3,552	2,231	2,304	890	157
Recoveries of loans previously charged off
Commercial loans	103	782	312	331	51
Residential real estate loans	-	-	19	79	155
Loans to individuals	104	44	42	37	70
TOTAL RECOVERIES	207	826	373	447	276

NET LOANS CHARGED OFF	3,345	1,405	1,931	443	(119)

Provision (reduction) charged (credited)
to operating expenses	3,125	1,896	2,235	1,687	-

BALANCE AT END OF YEAR	$9,200	$9,420	$8,929	$8,625	$7,381
Ratio of net charge-offs during the period
to average gross loans outstanding	0.62%	0.24%	0.33%	0.08%	-0.02%

            In reviewing the Bank’s loan portfolio, bank regulators categorize certain loans as “classified assets,” which consist of substandard, doubtful and loss (for example, other real estate owned, or “OREO”) categories of loans, and “special mention,” which is a less severe category of loans that do not warrant an adverse classification.  The Bank closed 2011 with $27,764 in classified assets compared to $40,383 in 2010; of these amounts, $7,426 were classified as doubtful at December 31, 2011 compared to $6,667 as of December 31, 2010, $11,511 and $25,789 were classified as substandard at December 31, 2011 and 2010, respectively, and $8,827 and $7,927 were classified as OREO at December 31, 2011 and 2010, respectively.   At December 31, 2011, loans totaling $9,313, or 1.8% of the portfolio, were classified as “special mention” loans.  This compares to loans totaling $13,924 so classified at December 31, 2010, representing a decrease of $4,611 or 33.1%.

             Loans having recorded investments of $13,604 and $25,093 at December 31, 2011 and 2010 have been identified as impaired.  However, loans amounting to $11,469 and $8,260 at December 31, 2011 and 2010, respectively, were not accruing interest in accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-40, Troubled Debt Restructurings by Creditors (“ASC Topic 310”).  These restructured loans are considered nonaccrual loans and represented 2.2% and 1.5% of gross loans as of December 31, 2011 and 2010, respectively.  Interest received on these loans during 2011 was $959, during 2010 was $619, and during 2009 was $1,200.  The Bank had no loans that were 90 days or more past due that were not included in nonaccrual loans as of December 31, 2011 and 2010.

            The Bank had $7,930 that qualified as “troubled debt restructurings” as defined in ASC Topic 310 as of December 31, 2011. Troubled debt restructurings are loans for which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower which would otherwise not be considered.  For a loan to be classified as a troubled debt restructuring, the borrower must be experiencing financial difficulties (even if the borrower is not currently in default on any of its indebtedness), and because of those difficulties the Bank must have made a concession that would otherwise not be granted.  These concessions can take many forms, including but not limited to granting temporary payment relief, restructuring a loan to extend the amortization or lower the required payment amount, and forgiveness of principal.  Likewise, the financial difficulty being experienced by a borrower can take many forms, including but not limited to:

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

Once identified as a troubled debt restructuring, the bank will track these loans and periodically report to the Board of Directors the aggregate balances thereof.  Please refer to Note 1 and Note 4 in the Notes to Consolidated Financial Statements that are included elsewhere in this Annual Report to Shareholders for more information on the Bank’s policy regarding loan impairment.

RESULTS OF OPERATIONS

Interest Income and Expense

            Total interest income decreased 4.1% during 2011 as a result of a decline in loan volume and a decrease in yield.  Interest and fees earned on loans totaled 78.6% of gross interest income during 2011 and decreased 6.5% from 2010 as a result of the repricing of certain financial products throughout the year. Interest earned on securities and other investments totaled 21.4% of total interest income during 2011 and increased 5.8% from 2010 primarily because the investment portfolio grew $77,225 in same period.

            Total interest expense decreased 29.4% in 2011, compared to a 22.8% decrease in 2010 and a 27.2% decrease in 2009.  Decreases in the average interest rate paid on interest bearing liabilities contributed to the lower interest expense.  The cost of interest bearing deposits is monitored quarterly by the Bank’s Asset/Liability Committee.  The net interest margin (tax equivalent net interest income divided by average earning assets) was 4.07%, 4.13% and 4.10% for years ended December 31, 2011, 2010 and 2009, respectively.

            Net interest income on a fully taxable equivalent basis is influenced primarily by changes in:  (i) the volume and mix of earning assets and sources of funding; (ii) market rates of interest; and (iii) income tax rates.  The impact of some of these factors can be controlled by management policies and actions.  External factors can also have a significant impact on changes in net interest income from one period to another.  Some examples of such factors include: (i) the strength of credit demands by customers; (ii) Federal Reserve Board monetary policy; and (iii) fiscal and debt management policies of the federal government, including changes in tax laws.  For the 12 months ended December 31, 2011, net interest income was $33,026, compared to $32,608 and $31,668 for the 12 months ended December 31, 2010 and 2009, respectively.

Noninterest Income and Expenses

           The components of non-interest income were as follows:

	2011	2010	2009
Trust	$ 1,999	$ 1,965	$ 1,924
Deposit Fees	6,784	6,781	7,231
Mortgage banking income	469	521	338
Earnings on bank owned life insurance	717	841	684
Gains(Losses) on investment securities	1,458	1,614	2,482
Gains/(Losses) on other real estate owned	(948)	(2,434)	(18)
Other	493	480	220
	$ 10,972	$ 9,768	$ 12,861

           Noninterest income increased 12.3% in 2011 compared to 2010 and decreased 24.0% in 2010 compared to 2009.  Service fees on deposit accounts had a nominal increase in 2011 compared to 2010. There was a $1,458 gain on sale of available-for-sale securities in 2011 compared to a $1,615 gain in 2010.  However, the gain was offset by a loss in OREO of $948.  Income from fiduciary services offered in the Bank’s Trust Department increased 1.8% in 2011 compared to 2010, representing 18.2% of total noninterest income.  Stability in the equity and bond markets impacted the market value of the assets managed by the Trust Department and the related investment fees earned by the Bank.

           The components of noninterest expense were as follows:

	2011	2010	2009
Personnel	$18,836	$15,811	$17,137
Occupancy	2,488	2,608	2,662
Equipment	1,224	1,076	1,120
Other	10,569	12,683	12,132
	$33,117	$32,178	$33,051

           Noninterest expenses increased 2.9% in 2011 compared to 2010.  The postretirement expense was the driver of the increased expense.  Noninterest expenses decreased 2.7% in 2010 compared to 2009.

Income Tax Expense

           Applicable income taxes on 2011 earnings amounted to $744, resulting in an effective tax rate of 9.6% compared to $1,043, or 12.5% in 2010.  The effective tax rate for 2011 and 2010 is a function of the net income earned and the effect of having a real estate investment trust structure, which results in having no excise tax expense and the effects of interest earned on tax-exempt securities.

Net Income

               Net income was 3.4% lower in 2011 than in 2010.  The postretirement expense was the primary reason for the decrease in net income.   Net income was 9.9% lower in 2010 than in 2009 primarily because of lower gains on investment securities, increased provision for possible loans and lease losses and write downs and expenses of other real estate owned.

OFF-BALANCE SHEET ARRANGEMENTS

            As of December 31, 2011, the Bank was a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments included commitments to extend credit and standby letters of credit. Please refer to Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders for more information on the Bank's commitments and contingencies.  Please refer to Table C above under the heading "Liquidity and Capital Resources" for a summary of the Corporation’s earning assets and interest bearing liabilities by maturities.

CRITICAL ACCOUNTING POLICIES

             The accounting and reporting policies followed by the Corporation conform, in all material respects, to GAAP and to general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  In connection with the application of those principles, the Corporation’s management has made judgments and estimates that, in the case of determining the ALLL and the recognition of deferred income tax assets has been critical to the determination of the Corporation’s financial position, results of operations and cash flows.

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

           These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group is unique loans (commercial loans, including those loans considered impaired).  The second group is homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for impaired loans is based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.

           Management has implemented procedures that give detailed historical data by category of retail and commercial credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

           The following table gives a breakdown of the ALLL for each loan category:

	December 31,
	2011		2010
Balance at End of Period Applicable to:	Amount	Percent of ALLL	Amount	Percent of ALLL
Commercial, financial and agricultural	$3,749	40.75%	$ 4,753	50.46%
Real estate - construction	2,424	26.35%	3,073	32.62%
Real estate -mortgage	1,898	20.63%	1,280	13.59%
Installment loans to individuals	191	2.08%	218	2.31%
Unallocated	938	10.19%	96	1.02%
Total loans	$9,200	100.00%	$ 9,420	100.00%

Deferred Income Tax Assets

            Deferred income tax assets consist mainly of the tax effect of excess provisions for loan and lease losses over actual losses incurred, the unrealized loss on available-for-sale securities and deferred compensation.  The Corporation and the Bank have paid taxes for many years.  Management believes that it is more likely than not that these assets will be realized in future years.

Selected Financial Information
(Dollars in Thousands, Except Per Share Data)
	2011	2010	2009	2008	2007
	Restated	Restated	Restated
Interest Income
Interest and fees on loans	$29,838	$31,925	$31,815	$32,901	$33,238
Income on investment securities
Taxable interest	4,219	3,857	4,894	6,649	5,327
Exempt from federal income tax	3,616	3,575	3,761	3,866	3,913
Dividends	197	194	204	194	206
	8,032	7,626	8,859	10,709	9,446
Other interest income	98	58	66	271	1,003
Total Interest Income	37,968	39,609	40,740	43,881	43,687
Interest Expense
Interest on deposits	4,223	6,029	7,916	11,626	15,870
Interest on other short term borrowings	719	972	1,156	831	153
Total Interest Expense	4,942	7,001	9,072	12,457	16,023
Net Interest Income	33,026	32,608	31,668	31,424	27,664
Provision For Possible Loan Losses	3,125	1,896	2,235	1,687	-
Net Interest Income After
Provision for Loan Losses	29,901	30,712	29,433	29,737	27,664
Noninterest Income
Trust department income	1,999	1,965	1,924	2,463	2,621
Service fees on deposit accounts	6,784	6,781	7,231	7,705	7,640
Other service fees, commissions, and fees	584	708	431	393	589
Other operating income	147	(1,300)	793	974	905
Securities gains	1,458	1,614	2,482	1,351	-
Total Noninterest Income	10,972	9,768	12,861	12,886	11,755
Noninterest Expense
Salaries and employee benefits	18,836	15,811	17,137	16,562	15,192
Net occupancy expense	2,488	2,608	2,662	2,620	2,374
Furniture and equipment expense	1,224	1,076	1,120	1,007	1,089
Other operating expenses	10,585	12,699	12,148	11,259	10,023
Total Noninterest Expense	33,133	32,194	33,067	31,448	28,678
Income Before Provision
For income Taxes	7,740	8,286	9,227	11,175	10,741
Provision For Income Taxes	744	1,043	1,187	1,967	2,120
Net Income	$6,996	$7,243	$8,040	$9,208	$8,621
Earnings Per Common Share	$1.30	$1.32	$1.45	$1.63	$1.51
Weighted Average Shares Outstanding	5,393,765	5,486,183	5,537,611	5,635,060	5,727,158
(See Note 1 of Notes to Consolidated Financial Statements)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Farmers and Merchants Corporation

We have audited the internal control over financial reporting of First Farmers and Merchants Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated March 5, 2012, we expressed an unqualified opinion on internal control over financial reporting.  As described in the following paragraphs, material weaknesses were subsequently identified in connection with the restatement of the previously issued financial statements.  Accordingly, management revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness on the Company’s internal control over financial reporting as of December 31, 2011, expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified and included in management's assessment:

555 Great Circle Road, Suite 200 – Nashville, TN  37228 – Phone 615-242-7351 – Fax 615-256-1952 – www.kraftcpas.com

610 North Garden St. Suite 200, Columbia, Tennessee 38401– Phone 931-388-3711

105 Bay Court, Lebanon, Tennessee 37087–Phone 615-449-2334

 An independently owned member of the RSM McGladrey Network

The material weaknesses relate to errors in accounting for the defined benefit post-retirement health care plan and prepaid FDIC insurance.  The controls over recording activity in the post-retirement health care plan and prepaid FDIC insurance were improperly designed and were not operating effectively in ensuring activity was recorded correctly.  These errors resulted in the Corporations financial statements being restated for the years ending December 31, 2011, 2010 and 2009.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2013 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, First Farmers and Merchants Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Farmers and Merchants Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 5, 2012, (March 15, 2013 as to the effects of the restatement discussed in Note 2) expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the restatement.

KraftCPAs PLLC

Nashville, Tennessee

March 5, 2012 (March 15, 2013 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting as revised)

555 Great Circle Road, Suite 200 – Nashville, TN  37228 – Phone 615-242-7351 – Fax 615-256-1952 – www.kraftcpas.com

610 North Garden St. Suite 200, Columbia, Tennessee 38401– Phone 931-388-3711

105 Bay Court, Lebanon, Tennessee 37087–Phone 615-449-2334

 An independently owned member of the RSM McGladrey Network

FIRST FARMERS AND MERCHANTS CORPORATION

COLUMBIA, TENNESSEE

Management Report on Internal Control Over Financial Reporting.

            The management of First Farmers and Merchants Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statement.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that there were material weaknesses in the Corporation’s internal control over financial reporting as of December 31, 2011.  The material weaknesses relate to errors in accounting for the defined benefit post-retirement health care plan and prepaid FDIC insurance.  The controls over recording activity in the post-retirement health care plan and prepaid FDIC insurance were improperly designed and were not operating effectively in ensuring activity was recorded correctly.  These errors resulted in the Corporations financial statements being restated for the years ending December 31, 2011, 2010 and 2009.

            Management proposes to make modifications to the internal control procedures for identifying, calculating and recording transactions to remediate these material weaknesses.  We will expand procedures for analyzing and documenting new and recurring accounting and reporting issues, to ensure decisions are property documented, review and approved.  Additionally, a committee consisting of all senior level accounting managers will be charged with meeting quarterly to identify new accounting pronouncements and developments and determining the appropriate application to the Company’s financial reporting.  The status of remediation of the material weaknesses will be periodically reviewed with the Audit Committee, which will be advised of the progress, issues encountered and key decisions reached by management relating to the ongoing remediation activities.

            KraftCPAs PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this annual report, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2011. The report is included on pages 22 and 23 of this annual report.

Chairman and Chief Executive Officer                            Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Farmers and Merchants Corporation

We have audited the consolidated balance sheets of First Farmers and Merchants Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Farmers and Merchants Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2009, 2010 and 2011 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2012 (March 15, 2013 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting, as revised) expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

KraftCPAs PLLC

Nashville, Tennessee

March 5, 2012 (March 15, 2013 as to the effects of the restatement discussed in Note 2)

555 Great Circle Road, Suite 200 – Nashville, TN  37228 – Phone 615-242-7351 – Fax 615-256-1952 – www.kraftcpas.com

610 North Garden St. Suite 200, Columbia, Tennessee 38401– Phone 931-388-3711

105 Bay Court, Lebanon, Tennessee 37087–Phone 615-449-2334

An independently owned member of the RSM McGladrey Network25

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
		December 31, 2011	December 31, 2010
	(Dollars in Thousands, Except Per Share Data)	Restated	Restated
ASSETS	Cash and due from banks	$17,927	$11,161
	Federal funds sold	16,500	17,100
	Interest -bearing due from banks	38,594	4,238
	Total Cash and cash equivalents	73,021	32,499
	Securities
	Available-for-sale (amortized cost $313,252 and $237,496, respectively)	318,166	236,180
	Held-to-maturity (fair market value $37,275 and $40,778, respectively)	35,214	39,975
	Total Securities	353,380	276,155
	Loans, net of deferred fees	517,802	559,179
	Allowance for loan and lease losses	(9,200)	(9,420)
	Net loans	508,602	549,759
	Bank premises and equipment, at cost less allowance for depreciation	24,324	22,842
	Accrued interest receivable	4,095	4,044
	Goodwill and other intangibles	9,018	9,036
	Other assets	45,368	47,290
	TOTAL ASSETS	$1,017,808	$941,625
LIABILITIES	Deposits
	Noninterest bearing demand deposits	$144,003	$123,541
	Interest-bearing (including certificates of deposits
	over $100: 2011 - $108,922; 2010 - $107,425)	712,427	668,285
	Total deposits	856,430	791,826
	Federal funds purchased and securities
	sold under agreements to repurchase	16,347	5,813
	Short-term borrowings	-	372
	Accounts payable and accrued liabilities	15,782	13,158
	Federal Home Loan Bank Advances	17,100	24,100
	TOTAL LIABILITIES	905,659	835,269
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,330,000 and 5,430,000 shares issued
	and outstanding as of December 31, 2011 and
	December 31, 2010, respectively	53,300	54,300
	Retained earnings	55,546	54,524
	Accumulated other comprehensive income	3,208	(2,563)
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	112,054	106,261
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	112,149	106,356
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$1,017,808	$941,625
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
		Years Ended December 31,
		Restated	Restated	Restated
	(Dollars in Thousands Except Per Share Data)	2011	2010	2009
INTEREST AND	Interest and fees on loans	$29,838	31,925	$31,815
DIVIDEND INCOME	Income on investment securities
	Taxable interest	4,219	3,857	4,894
	Exempt from federal income tax	3,616	3,575	3,761
	Dividends	197	194	204
	Other interest income	98	58	66
	TOTAL INTEREST INCOME	37,968	39,609	40,740
INTEREST EXPENSE	Interest on deposits	4,223	6,029	7,916
	Interest on other borrowings	719	972	1,156
	TOTAL INTEREST EXPENSE	4,942	7,001	9,072
	NET INTEREST INCOME	33,026	32,608	31,668
	PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES	3,125	1,896	2,235
	NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	29,901	30,712	29,433
NONINTEREST	Mortgage banking income	469	521	338
INCOME	Trust department income	1,999	1,965	1,924
	Service fees on deposit accounts	6,784	6,781	7,231
	Earnings on bank owned life insurance	717	841	684
	Gain/Loss on sale of securities	1,458	1,614	2,482
	Gain/Loss on foreclosed property	(948)	(2,434)	18
	Other non-interest income	493	480	220
	TOTAL NONINTEREST INCOME	10,972	9,768	12,861
NONINTEREST	Salaries and employee benefits	18,836	15,811	17,137
EXPENSE	Net occupancy expense	1,976	2,116	2,056
	Depreciation expense	1,270	1,195	1,235
	Data processing expense	1,867	1,738	2,283
	Legal and professional fees	997	1,253	1,288
	Stationary and office supplies	286	434	312
	Amortization of intangibles	19	75	75
	Advertising and promotions	1,217	1,588	1,337
	FDIC Insurance premium expense	875	1,494	1,187
	Other real estate expense	640	583	110
	Other noninterest expense	5,134	5,891	6,031
	TOTAL NONINTEREST EXPENSES	33,117	32,178	33,051
	INCOME BEFORE PROVISION FOR INCOME TAXES	7,756	8,302	9,243
	PROVISION FOR INCOME TAXES	744	1,043	1,187
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	7,012	7,259	8,056
	Noncontrolling interest - dividends on preferred stock of subsidiary	16	16	16
	NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$6,996	7,243	$8,040
PER SHARE	Weighted Average Shares Outstanding	5,393,765	5,486,183	5,537,611
		$1.30	$1.32	$1.45
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
					Restated
					Accumulated
(Dollars In Thousands, Except Per Share Data)				Restated	Other
	Shares of	Preferred	Common	Retained	Comprehensive	Restated
Years Ended December 31, 2011, 2010, and 2009	stock	Stock	Stock	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2009	5,580,000	$95	$55,800	$52,052	$(676)	$107,271
Comprehensive income
Net income before dividends on preferred stock of subsidiary				8,056		8,056
Change in net unrealized gain on securities
available-for-sale, net of reclassification
adjustment and tax effects					(856)	(856)
Change in net actuarial gain/loss of postretirement benefit obligation, net of reclassification adjustment and tax effects					454	454
Total comprehensive income						7,654
Repurchase of common stock	(73,007)		(730)	(2,920)		(3,650)
Cash dividends declared, $0.735 per share				(4,056)		(4,056)
Cash dividends - preferred stock of subsidiary				(16)		(16)
BALANCE AT DECEMBER 31, 2009	5,506,993	95	55,070	53,116	(1,078)	107,203
Comprehensive income
Net income before dividends on preferred stock of subsidiary				7,259		7,259
Change in net unrealized gain on securities
available-for-sale, net of reclassification
adjustment and tax effects					(1,553)	(1,553)
Change in net actuarial gain/loss of postretirement benefit obligation, net of reclassification adjustment and tax effects					68	68
Total comprehensive income						5,774
Repurchase of common stock	(76,993)		(770)	(1,796)		(2,566)
Cash dividends declared, $0.74 per share				(4,039)		(4,039)
Cash dividends - preferred stock of subsidiary				(16)		(16)
BALANCE AT DECEMBER 31, 2010	5,430,000	95	54,300	54,524	(2,563)	106,356
Comprehensive income
Net income before dividends on preferred stock of subsidiary				7,012		7,012
Change in net unrealized gain (loss) on securities
available-for-sale, net of reclassification
adjustment and tax effects					3,831	3,831
Change in net actuarial gain/loss of postretirement benefit obligation, net of reclassification adjustment and tax effects					1,940	1,940
Total comprehensive income						12,783
Repurchase of common stock	(100,000)		(1,000)	(2,011)		(3,011)
Cash dividends declared, $0.74 per share				(3,963)		(3,963)
Cash dividends - preferred stock of subsidiary				(16)		(16)
BALANCE AT December 31, 2011	5,330,000	$95	$53,300	$55,546	$3,208	$112,149

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
		Years Ended December 31,
		Restated	Restated	Restated
	(Dollars in Thousands)	2011	2010	2009
OPERATING	Net income available for common shareholders	$6,996	$7,243	$8,040
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Excess of provision for possible loan losses
	over net charge-offs	3,125	1,896	2,235
	Postretirement benefit expense	2,663	(77)	690
	Provision for depreciation and amortization of
	premises and equipment	1,270	1,195	1,235
	Deferred tax expense (benefit)	(1,216)	(905)	(326)
	Net securities gains	(1,458)	(1,614)	(2,482)
	Loss from disposition of fixed assets	47	7	129
	(Gain) loss from disposition of other real estate	948	2,434	18
	Amortization of deposit base intangibles	19	75	75
	Amortization of investment security premiums,
	net of accretion of discounts	2,094	1,792	1,657
	Increase in cash surrender value of life insurance contracts	(717)	(844)	(349)
	(Increase) decrease in
	Other real estate owned	(3,530)	(829)	(9,862)
	Other assets	1,994	(1,961)	(5,041)
	Increase (decrease) in
	Other liabilities	534	416	115
	Total adjustments	5,773	1,585	(11,906)
	Net cash provided by operating activities	12,769	8,828	(3,866)
INVESTING	Proceeds from maturities, calls, and sales of
ACTIVITIES	available-for-sale securities	246,850	257,569	206,157
	Proceeds from maturities and calls of held-to-maturity securities	4,725	7,511	11,721
	Purchases of investment securities
	Available-for-sale	(323,222)	(288,090)	(240,205)
	Net decrease (increase) in loans	38,031	16,072	16,933
	Proceeds from sale of foreclosed assets	1,683	382	228
	Purchase of life insurance premium	(263)	(468)	(833)
	Purchases of premises and equipment	(2,799)	(3,419)	(4,320)
	Net cash used in investing activities	(34,995)	(10,443)	(10,319)
FINANCING	Net increase in noninterest-bearing
ACTIVITIES	and interest-bearing deposits	64,604	19,501	27,475
	Net increase in federal funds purchased and short term borrowings	10,162	(85)	3,330
	Payments to FHLB borrowings	(7,000)	(10,077)	(7,000)
	Repurchase of common stock	(3,011)	(2,566)	(3,650)
	Cash dividends paid on common stock	(1,991)	(6,106)	(4,027)
	Cash dividends paid on preferred stock	(16)	(16)	(16)
	Net cash provided by financing activities	62,748	651	16,112
	Increase (decrease) in cash and cash equivalents	40,522	(964)	1,927
	Cash and cash equivalents at beginning of period	32,499	33,463	31,536
	Cash and cash equivalents at end of period	$73,021	$32,499	$33,463
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$5,235	$7,107	$9,592
	Income Taxes	1,143	1,607	1,334
The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies

             The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States (“GAAP”) and to general practices in the banking industry.  The significant accounting policies applicable to First Farmers and Merchants Corporation are summarized as follows.

Basis of Presentation

             The accompanying consolidated financial statements present the accounts of the Corporation and its wholly-owned subsidiary, First Farmers and Merchants Bank.  The Bank has the following direct and indirect subsidiaries: F & M West, Inc., Maury Tenn, Inc., and Maury Tenn Properties, Inc.  Noncontrolling interests consist of preferred shares in Maury Tenn Properties, Inc. that are owned by third parties and Maury Tenn, Inc.  The preferred shares in Maury Tenn Properties, Inc. receive dividends, which are included in the consolidated statements of income.  Material intercompany accounts and transactions have been eliminated in consolidation.

             Certain items in prior financial statements have been reclassified to conform to the current presentation.  The Corporation has evaluated subsequent events for potential recognition and/or disclosure through March 15, 2013, the date these consolidated financial statements were issued.

Use of Estimates in the Preparation of Financial Statements

             The preparation of financial statements in conformity with GAAP requires management of the Corporation and the Bank to make estimates and assumptions that affect the reported amounts of assets and liabilities.  Those estimates and assumptions also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the fair value of financial instruments, the core deposit intangibles, the valuation of foreclosed real estate, deferred tax assets and the liability related to post-retirement benefits.

Significant Group Concentrations of Credit Risk

            Note 3 discusses the types of securities in which the Bank invests.  Note 4 discusses the types of lending in which the Bank engages.  First mortgage loans secured by one-to-four family residential properties comprised 27.8% of the total loan portfolio at December 31, 2011.  Management of the Bank recognizes this concentration and believes the risk is acceptable given the quality of underwriting, current market conditions and historical loss experience.

         Loans secured by non-farm/non-residential real estate comprised 27.1% of the loan portfolio at December 31, 2011.  Management remains comfortable with the real estate exposure levels within the commercial loan portfolio.  Management believes the commercial real estate portion remains well diversified across several different property types and several different geographic markets, stretching primarily from Davidson County, Tennessee to northern Alabama.

         The Bank continues to monitor and manage its exposure to single borrowing entities and its exposure to groups of borrowers within the same industry.  Within the commercial loan portfolio, the Bank continues to report heavy exposure in five broad industry categories: health care and social assistance; manufacturing; real estate rental and leasing; public administration; and other services (except public administration).

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

Cash and Due From Banks

         Included in cash and due from banks are reserve amounts that are required to be maintained on an average balance in the form of cash and balances due from the Federal Reserve Bank and other banks.   At December 31, 2011, the Bank was required to maintain an average of  $25,310 at the Federal Reserve.  Interest-bearing deposits in banks mature within one year and are carried at cost.  From time to time throughout the year, the Bank’s balances due from other financial institutions exceeded Federal Deposit Insurance Corporation insurance limits.  Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions.  Management considers this to be a normal business risk.

Cash Equivalents

         Cash equivalents include cash on hand, cash due from banks and federal funds sold.  Federal funds are sold for one-day periods.  Interest-bearing deposits in banks included in cash equivalents mature within 90 days.

Securities

            Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

            Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale.  These securities are reported at fair value, with unrealized gains and losses, net of deferred tax, excluded from earnings and are reported in other comprehensive income.

            Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost that are other than temporary are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction

Loans

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

Allowance for Loan and Lease Losses

            The allowance for loan and lease losses is established through provisions for loan and lease losses charged against income.  Loan losses are charged against the allowance when management determines that the uncollectibility of a loan has been confirmed.  Subsequent recoveries, if any, are credited to the allowance account in the period received.

            The adequacy of the allowance for loan and lease losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Bank’s Board of Directors.  The Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors are considered in this evaluation.  This process is inherently subjective as it requires material estimates that are susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the loan portfolio.

             A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The Bank evaluates smaller-balance homogeneous loans collectively for impairment.  Loans secured by one to four family residential properties, consumer installment loans and line of credit loans are considered smaller-balance homogeneous loans.

Loans Held for Sale

            Loans held for sale, which is included in other assets, includes mortgage loans and are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. The Company does not retain servicing rights on loans sold.

Other Real Estate

             Other real estate, which is included in other assets, represents real estate acquired through foreclosure and is stated at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure.  If, at the time of foreclosure, the fair value of the real estate is less than the Bank's carrying value of the related loan, a write-down is recognized through a charge to the allowance for loan losses, and the fair value becomes the new cost for subsequent accounting.  If the Bank later determines that the cost of the property cannot be recovered through sale or use, a write-down is recognized by a charge to operations.

             When a property is not in a condition suitable for sale or use at the time of foreclosure, completion and holding costs, including such items as real estate taxes, maintenance and insurance, are capitalized up to the estimated net realizable value of the property.  However, when a property is in a condition for sale or use at the time of foreclosure, or the property is already carried at its estimated net realizable value, any subsequent holding costs are expensed as incurred.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

            Legal fees and any other direct costs relating to foreclosures are charged to operations when incurred.  The Bank had $8,827 in other real estate at December 31, 2011 and $7,927 at December 31, 2010.  A loss of $948 was realized on sales of other real estate during 2011 and $2,434 was realized during 2010.

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

Servicing

            Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others was $9,261and $14,599 at December 31, 2011 and 2010, respectively.  The present value of servicing income is expected to approximate an adequate compensation cost for servicing these loans.  Therefore, no servicing asset has been recorded.

Income Taxes

                The Corporation and the Bank file a consolidated federal income tax return.  Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and its tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

The Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, effective July 2009.  ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

            Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Trust Department Assets and Income

            Trust department assets are excluded from the balance sheet and income related to the trust department’s operations is recognized on the accrual basis in the applicable period earned.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

Fair Value Measurements

            FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  See Note 12 – Fair Value Measurement.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as input, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

Shareholders’ Equity and Earnings Per Share

            Basic earnings per share represent income available to shareholders divided by the weighted average number of shares of Corporation common stock outstanding during the period.  Diluted earnings per share reflect additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued, as well as any adjustment to income that would result from the assumed conversion.  For the years ended December 31, 2011, 2010 and 2009, there were no potentially dilutive shares of common stock issuable.

            In 2011, the Corporation adopted a plan to repurchase shares of its common stock.  The plan allowed the purchase of up to 100,000 shares.  The Corporation purchased 100,000 shares in 2011.  For 2010, the Corporation adopted a similar plan allowing it to repurchase up to 100,000 shares of common stock.  The Corporation repurchased 76,993 shares in 2010.

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

	Years Ended December 31,

	Restated	Restated	Restated
	2011	2010	2009

Unrealized holding gains (losses) on available-for-sale
securities	$7,688	$(912)	$1,090
Reclassification adjustment for gains realized in income on
available-for-sale securities	(1,458)	(1,614)	(2,481)
Tax effect - (expense) benefit on available-for-sale securities	(2,399)	973	535
Change in unrecognized net actuarial gain (loss) on
postretirement benefit obligation	3,155	111	740
Reclassification adjustment for gains(losses) realized in
expense on postretirement benefit obligation	(2,663)	77	(690)
Tax effect - (expense) benefit on postretirement benefit
obligation	1,448	(120)	404

Other comprehensive income (loss)	$5,771	$(1,485)	$(402)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

Intangible Assets

            Goodwill is accounted for in accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives.  Pursuant to ASC Topic 350, intangible assets must be periodically tested for impairment.  The Bank completed its impairment review of goodwill and intangible assets during 2011, which indicated no impairment.  Goodwill, amounting to $9,018, is included in other intangibles.  Deposit based intangibles are amortized using the straight-line method over their estimated useful lives of 72 to 180 months.  The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2011 was $19.

Segment Reporting

            Segments are strategic business units that offer different products and services and are managed separately.  At December 31, 2011, the Corporation and the Bank did not have any identified segments.

Recent Accounting Pronouncements

FASB ASC Topic 320, “Investments—Debt and Equity Securities” (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This guidance became effective during the first quarter of 2009 and did not significantly impact the Corporation’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits” expanded disclosure requirements related to plan assets of defined benefit pension or other post-retirement benefit plans effective, for the Corporation, beginning with the year-ended December 31, 2009. See Note 17 – Employee Benefit Plans and Note 18 – Post Retirement Benefit Plan.

FASB ASC Topic 805, “Business Combinations” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition-related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. ASC Topic 805 also expands required disclosures regarding the nature and financial effect of business combinations.

FASB ASC Topic 810, “Consolidation” amended prior guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Corporation on January 1, 2009.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

            FASB ASC Topic 815, “Derivatives and Hedging” requires entities that utilize derivative instruments to provide qualitative disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, ASC Topic 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This new guidance was effective January 1, 2009 and did not have a significant impact on the Corporation’s consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Corporation on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.  Additional new accounting guidance under ASC Topic 820, which became effective during the first quarter of 2009, expanded certain disclosure requirements and affirmed that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for  determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value,” which became effective during the fourth quarter of 2009, provided guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. See Note 13 - Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurement and Disclosures,” (ASC Topic 820), “Improving Disclosures About Fair Value Measurement,”   (“ASU 2010-06”) requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfer of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfer disclosed separately, (iii) the policy for determining when transfer between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010.  See Note 13 – Fair Value Measurement.

ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds” defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Corporation as of January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”  requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements on January 1, 2011. Certain disclosures related to troubled debt restructurings were temporarily deferred by ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” and became effective on July 1, 2011 as required by ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” as further discussed below. See Note 4 – Loans.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Corporation on January 1, 2011 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations” provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Corporation prospectively for business combinations occurring after December 31, 2010.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 became effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. See Note

4 - Loans.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements” is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Corporation on January 1, 2012 and is not expected to have a significant impact on the Corporation’s financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S.  GAAP and IFRS” amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities” amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending  arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Corporation’s financial statements.

NOTE 2 – RESTATEMENT OF 2011, 2010 AND 2009 FINANCIAL STATEMENTS

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

            As part of the Corporation’s year-end financial review, the Corporation determined that it had not properly recognized the other comprehensive income for the post-retirement health plan in its financial statements for the years ended December 31, 2011, 2010 and 2009, resulting in an adjustment to the Corporation’s financial statements for those years.  In addition, the Corporation determined that the FDIC pre-paid insurance was amortized incorrectly for the year ended December 31, 2011.  The effects of the adjustments on the Corporation’s retained earnings and income statements are in the following table (dollars in thousands):

	December 31, 2011
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Other assets	$45,009	$359	$45,368
Total assets	1,017,449	359	1,017,808
			-
Accounts payable and accrued liabilities	16,265	(483)	15,782
Total liabilities	906,142	(483)	905,659
			-
Retained earnings	54,890	656	55,546
Accumulated other comprehensive income	3,022	186	3,208
Total shareholders' equity	111,307	842	112,149
Total liabilities and shareholders' equity	1,017,449	359	1,017,808

Consolidated Statement of Income
Salaries and benefits	$16,173	$2,663	$18,836
FDIC insurance premium expense	1,515	(640)	875
Total noninterest expense	31,094	2,023	33,117

Income before provision for income taxes	9,779	(2,023)	7,756

Provision for income taxes	1,535	(791)	744

Net income available for common shareholders	8,228	(1,216)	7,012
Earnings per weighted average shares outstanding	$1.53	$(0.23)	$1.30

Consolidated Statement of Comprehensive Income
Change in unrecognized net actuarial gain (loss) on postretirement benefit obligation	$-	$3,155	$3,155
Reclassification adjustment for gains (losses) realized in expense on postretirement benefit obligation	-	(2,663)	(2,663)
Tax effect - (expense) benefit on postretirement benefit obligation	-	1,448	1,448

Consolidated Statement of Cash Flows
Net income (loss)	$8,228	$(1,232)	$6,996
Postretirement benefit expense	-	2,663	2,663
Deferred income tax (benefit) expense	(199)	(1,017)	(1,216)
Other liabilities	948	(414)	534

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

	December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Other assets	$47,374	$(84)	$47,290
Total assets	941,709	(84)	941,625
			-
Accounts payable and accrued liabilities	13,376	(218)	13,158
Total liabilities	835,487	(218)	835,269
			-
Retained earnings	52,636	1,888	54,524
Accumulated other comprehensive income	(809)	(1,754)	(2,563)
Total shareholders' equity	106,222	134	106,356
Total liabilities and shareholders' equity	941,709	(84)	941,625

Consolidated Statement of Income
Salaries and benefits	$15,888	$(77)	$15,811
Total noninterest expense	32,255	(77)	32,178
Income before provision for income taxes	8,225	77	8,302
Provision for income taxes	1,003	40	1,043
Net income available for common shareholders	7,206	37	7,243
Earnings per weighted average shares outstanding	$1.31	$0.01	$1.32

Consolidated Statement of Comprehensive Income
Change in unrecognized net actuarial gain (loss) on postretirement benefit obligation	$-	$111	$111
Reclassification adjustment for gains (losses) realized in expense on postretirement benefit obligation	-	77	77
Tax effect - (expense) benefit on postretirement benefit obligation	-	(120)	(120)

Consolidated Statement of Cash Flows
Net income (loss)	$7,206	$37	$7,243
Postretirement benefit expense	-	(77)	(77)
Deferred income tax (benefit) expense	(870)	(35)	(905)
Other liabilities	341	75	416

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

	December 31, 2009
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Other assets	$48,252	$(19)	$48,233
Total assets	935,028	(19)	935,009

Accounts payable and accrued liabilities	15,083	(49)	15,034
Total liabilities	827,855	(49)	827,806

Retained earnings	51,264	1,852	53,116
Accumulated other comprehensive income	744	(1,822)	(1,078)
Total shareholders' equity	107,173	30	107,203
Total liabilities and shareholders' equity	935,028	(19)	935,009

Consolidated Statement of Income
Salaries and benefits	$16,447	$690	$17,137
Total noninterest expense	32,361	690	33,051
Income before provision for income taxes	9,933	(690)	9,243
Provision for income taxes	1,453	(266)	1,187
Net income available for common shareholders	8,464	(424)	8,040
Earnings per weighted average shares outstanding	$1.53	$(0.08)	$1.45

Consolidated Statement of Comprehensive Income
Change in unrecognized net actuarial gain (loss) on postretirement benefit obligation	$-	$740	$740
Reclassification adjustment for gains (losses) realized in expense on postretirement benefit obligation	-	(690)	(690)
Tax effect - (expense) benefit on postretirement benefit obligation	-	404	404

Consolidated Statement of Cash Flows
Net income (loss)	$8,464	$(424)	$8,040
Postretirement benefit expense	-	690	690
Deferred income tax (benefit) expense	(116)	(210)	(326)
Other liabilities	171	(56)	115

NOTE 3 – SECURITIES

                Securities with an amortized cost of $214,834 and $176,158 at December 31, 2011 and 2010, respectively (fair value of $218,693 at December 31, 2011 and $175,463 at December 31, 2010), were pledged to secure deposits and for other purposes as required or permitted by law.  The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential gain (or loss) if the portfolio had been liquidated on that date.  Security gains (or losses) are realized only in the event of dispositions prior to maturity.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2011 and 2010 are summarized as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$58,793	$214	$6	$59,001
Mortgage backed securities	175,352	843	145	176,050
States and political subdivisions	56,452	3,494	-	59,946
Other securities	22,655	582	68	23,169
	$313,252	$5,133	$219	$318,166
Held-to-maturity securities
States and political subdivisions	$35,214	$2,061	$-	$37,275
	$35,214	$2,061	$-	$37,275

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$103,253	$55	$1,425	$101,883
Mortgage backed securities	52,232	147	521	51,858
States and political subdivisions	59,075	609	721	58,963
Other securities	22,936	593	53	23,476
	$237,496	$1,404	$2,720	$236,180

Held-to-maturity securities
States and political subdivisions	$39,975	$823	$20	$40,778
	$39,975	$823	$20	$40,778

            At December 31, 2011, the Bank did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. government agencies, whose aggregate book value exceeded 10% of shareholders’ equity.

            Proceeds from the maturity, call or sale of available-for-sale securities were $246,850, $257,569 and $206,157, during 2011, 2010 and 2009, respectively.  Proceeds from the maturity or call of held-to-maturity securities were $4,725, $7,511 and $11,721 during 2011, 2010 and 2009, respectively.

            The fair values of all securities at December 31, 2011 either equaled or exceeded the cost of those securities, or the decline in fair value is considered temporary.  The information below classifies the investments with unrealized losses at December 31, 2011 according to the term of the unrealized loss.  Management evaluates securities for other-than-temporary impairment periodically, or more frequently when circumstances require an evaluation.  An impairment judgment is based on (i) the amount of time and loss, (ii) the financial condition of the issuer and (iii) management’s intent and ability to hold the investment long enough for any anticipated recovery in value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature.  Furthermore, as of December 31, 2011, management also had the ability to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely a result of increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired because of reasons of credit quality.

Accordingly, as of December 31, 2011, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

            The following table presents the Bank's investments with unrealized losses at December 31, 2011 and 2010 according to the term of the unrealized loss (dollars in thousands):

December 31, 2011	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$15,063	$7	$-	$-	$15,063	$7
Mortgage backed securities	40,792	145	-	-	40,792	145
Other securities	29,154	67	-	-	29,154	67
	$85,009	$219	$-	$-	$85,009	$219

December 31, 2010	12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$75,745	$1,425	$-	$-	$75,745	$1,425
Mortgage backed securities	33,257	521	-	-	33,257	521
Other securities	29,627	774	-	-	29,627	774
	$138,629	$2,720	$-	$-	$138,629	$2,720

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

            At December 31, 2011, none of the 178 state and political subdivision securities had recorded unrealized losses for 2011.

The table below shows the amortized cost, fair value and weighted yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of investment securities at December 31, 2011 by contractual or legal maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value	Yield (Unaudited)
Available-for-sale securities
U.S. Government agencies
After one but within five years	$12,067	$12,075	0.9%
After five but within ten years	46,726	46,926	1.9%
Mortgage backed securities
Within one year	2,736	2,729	0.6%
After one but within five years	127,783	128,234	1.2%
After five but within ten years	44,833	45,087	1.9%
States and political subdivisions
Within one year	2,397	2,417	2.4%
After one but within five years	4,893	5,072	4.4%
After five but within ten years	11,753	12,621	5.3%
After ten years	37,409	39,836	5.7%
Other securities
Within one year	5,962	6,024	1.5%
After one but within five years	11,776	12,232	3.2%
After five but within ten years	1,020	1,016	3.9%
After ten years	3,897	3,897	4.6%
	$313,252	$318,166
Held-to-maturity securities
States and political subdivisions
Within one year	2,561	$2,585	5.1%
After one but within five years	7,300	7,581	5.9%
After five but within ten years	10,332	11,006	3.5%
After ten years	15,021	16,103	6.2%
	$35,214	$37,275

NOTE 4 – LOANS

The following table presents the Bank's loans by category as of December 31, 2011, and 2010 (dollars in thousands):

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

	2011	2010
Commercial and industrial:
Commercial	$60,448	$68,797
Other	2,601
Tax exempt municipal loans	25,130	28,163
Real estate
Construction	33,270	37,374
Commercial mortgages	152,539	156,704
Residential mortgages	196,913	221,748
Other	30,410	31,129
Retail loans	17,027	15,754
	518,338	559,669
Less:
Net unamortized loan origination fees	(536)	(490)
Allowance for possible loan losses	(9,200)	(9,420)
Total net loans	$508,602	$549,759

            The following table presents the maturities of the Bank's loans by category as of December 31, 2011 (dollars in thousands):

	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$40,135	$19,092	$3,822	$63,049
Tax exempt municipal loans	1,163	9,341	14,626	25,130
Real estate
Construction	10,236	12,919	10,115	33,270
Commercial mortgages	24,085	97,779	30,675	152,539
Residential mortgages	21,001	64,097	111,815	196,913
Other	2,254	13,617	14,539	30,410
Retail loans	10,923	6,073	31	17,027
Total	$109,797	$222,918	$185,623	$518,338

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately half of the outstanding principal balance of the Corporation’s commercial real estate loans were secured by owner-occupied properties.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Corporation may originate from time to time, the Corporation generally requires the borrower to have had an existing relationship with the Corporation and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

The Corporation contracts with a third party vendor to perform loan reviews.  The company reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s policies and procedures.

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

             The following table provides details regarding the aging of the Bank’s loan and lease portfolio:

December 31, 2011	30 - 89 Days past due	90 Days and greater Past Due*	Total past dues	Current	Total loans
Retail
Consumer loans	$73	$4	$77	$14,220	$14,297
Residential loans - first lien	4,487	365	4,852	132,980	137,832
Residential loans - junior lien	77	355	432	656	1,088
HELOC's	567	282	849	57,144	57,993
Other retail	1	-	1	25,699	25,700
Retail Totals	$5,205	$1,006	$6,211	$230,699	$236,910
Commercial
Commercial & industrial	$3,858	$1,419	$5,277	$55,171	$60,448
Non-farm, non-residential real estate	2,166	320	2,486	137,661	140,147
Construction & development	44	-	44	28,998	29,042
Multifamily real estate	-	-	-	4,095	4,095
Other commercial	1,441	159	1,600	46,096	47,696
Commercial Totals	$7,509	$1,898	$9,407	$272,021	$281,428
TOTAL	$12,714	$2,904	$15,618	$502,720	$518,338

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

December 31, 2010	30 - 89 Days Past Due	90 Days Past Due*	Total Past Dues	Current	Total Loans
Retail
Consumer loans	$229	$104	$333	$13,886	$14,219
Residential loans - first lien	420	1,819	2,239	150,436	152,675
Residential loans - junior lien	-	156	156	985	1,141
HELOC's	398	717	1,115	55,917	57,032
Other retail	14	358	372	28,711	29,083
Retail Totals	$1,061	$3,154	$4,215	$249,935	$254,150
Commercial
Commercial & industrial	$1,532	$725	$2,257	$57,741	$59,998
Non-farm, non-residential real estate	5,322	3,734	9,056	145,074	154,130
Construction & development	367	-	367	32,518	32,884
Other commercial	63	646	709	57,798	58,507
Commercial Totals	$7,284	$5,105	$12,389	$293,130	$305,519
TOTAL	$8,345	$8,259	$16,604	$543,065	$559,669
*Includes all loans on non-accrual and all bankruptcies

The following table shows loans as of December 31, 2011 related to each balance in the allowance for possible loan and lease losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology (dollars in thousands):

	Commercial	Residential real estate	Consumer & other retail	Totals
Loans individually evaluated for impairment	$12,387	$1,217	$-	$13,604
Loans collectively evaluated for impairment	270,766	219,912	14,056	$504,734
Total	$283,153	$221,129	$14,056	$518,338

The following table summarizes the impaired loans by loan type as of December 31, 2011 and 2010:

2011	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$14,325	$3,724	$8,663	$12,387	$1,111	$12,769
Residential real estate	1,388	142	1,075	1,217	131	1,269
Total	$15,713	$3,866	$9,738	$13,604	$1,242	$14,038

2010	Unpaid Contractual Principal Balance	Recorded Investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$27,198	$9,215	$14,333	$23,548	$2,707	$24,274
Residential real estate	1,784	801	744	1,545	205	1,611
Total	$28,982	$10,016	$15,077	$25,093	$2,912	$25,885

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

            The average recorded investment in impaired loans was $12,715 in 2011 and $22,600 in 2010.  The loans in the above table that have been identified as impaired and not accruing interest total $11,469 for December 31, 2011 and $8,259 for December 31, 2010.  Interest received on those loans was approximately $959 in 2011 and $619 in 2010.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $1,384, $958 and $1,600 for the years ended December 31, 2011, 2010 and 2009, respectively.

            Year-end non-accrual loans, segregated by class of loans, were as follows:

	2011	2010
Commercial & industrial	$5,030	$725
Other commercial	876	646
Commercial real estate	2,030	3,734
Residential real estate	3,129	2,692
Consumer loans	72	104
Other retail	332	358
	$11,469	$8,259

            The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Troubled debt restructurings during 2011 and 2010 are set forth in the following table.

	As of December 31,
	2011		2010
	Number of Contracts	Outstanding recorded Investment	Number of Contracts	Outstanding recorded Investment
Troubled debt restructurings:
Residential - prime	8	$ 1,197	7	$ 1,180
Consumer - other	24	6,733	30	13,644
	Number of Contracts	Recorded investment	Number of Contracts	Recorded Investment
Defaulted troubled debt restructurings:
Residential - prime	1	$ 441	1	$ 29
Consumer - other	2	340	4	742

Certain related parties (primarily directors and senior officers of the Corporation or the Bank, including their affiliates, families and companies in which they hold 10% or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.   An analysis of the activity with respect to such loans for the years ended December 31, 2011 and 2010 is shown in the table below (dollars in thousands).  These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank had a relationship other than the association of one of its directors in the capacity of officer or director.  These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons.

They did not involve more than the normal risk of collectability or present other unfavorable features.  No related party loans were charged off in 2011 or 2010.

	2011	2010
Balance at Beginning of Year	$4,361	$3,385
Additions	848	3,108
Amount Collected	(1,380)	(2,132)
Balance at End of Year	$3,829	$4,361

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

The Corporation uses a risk grading matrix to assign a risk grade to each of its commercials loans.  Loans are graded on a scale of 1 – 8.  A description of the general characteristics of the 8 risk grades is as follows:

Risk Rating 1:  Minimal Risk

General Characteristics:

  Substantially risk free

  Federal, state, or municipal subdivisions with acceptable investment grade credit rating.

  Large national, regional, or local entity with proven access to capital markets.

  Diversity in its line of business with stable and diversified sales base.

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

  Liquidity and leverage is in line with industry norms.

  Good management with acceptable management succession.

  Under most economic and business conditions has access to alternative financing but limited or no access to capital markets for short-term or capital needs.

  Borrower may be an individual with a sound financial condition and liquidity with proven historical income to repay the debt as scheduled.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

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

A) Transitional, Event Driven – This category of risk rated 5 loans captures responses to early warning signals from a relationship and, therefore, signifies a specific, event-driven, transitional credit grade. The event is generally something unplanned or unexpected such as a death, a disaster, the loss of a major client, product line, or key employee; divorce, or health condition of the owner or key management person. The Risk Rating 5 category may be used in transitional upgrades as well as transitional downgrades of credit relationships.  Under these criteria, the risk rating 5 necessitates a plan of action to either upgrade the credit to a Pass rating (Risk Rating 1-4), downgrade the credit to a criticized asset, or exit the relationship within six months.

B) Ongoing Supervision Warranted - This risk rating may also be utilized to identify loans having inherent characteristics which warrant more than the normal level of supervision.  Loans meeting these criteria may include larger, more complex loans with unusual structures.  Loans, which, due to structure or nature of the collateral require above average servicing, may also be considered for this risk rating.  Unlike other criteria listed previously for the Pass / Watch risk rating, these particular characteristics tend not to be one-time or transitional in nature; therefore, these loans may be expected to remain in this risk rating category longer than six months.  A loan might remain in this risk rating category for its life or until the characteristic warranting the Pass / Watch rating can be eliminated or effectively mitigated.

  Borrowers may exhibit declining earnings, strained cash flow, increasing leverage, or weakening market positions that indicate a trend toward an unacceptable risk.

  Borrower’s liquidity, leverage, and earnings performance is below or trending below industry norms.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

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

  Borrowers generally have limited additional debt capacity and modest coverage, and average or below-average asset quality, margins, and market share.

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

  Adverse trends in operations/profits or unbalanced position in the balance sheet but not to the point where repayment is in jeopardy.

  Borrower generally shows limited liquidity or high leverage.

  Borrower’s financial position is in the lower quartile of industry norms.

  Business exhibits a deteriorating market position in the industry.

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

General Characteristics:

  The primary source of repayment no longer provides satisfactory support and repayment is dependant on secondary sources.

  A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.

  Normal repayment from the borrower is impaired although no loss of principal is envisioned.

  A partial loss of interest or principal will occur if the deficiencies are not corrected.

  Cash flow is generally not sufficient to fund anticipated cash needs.

  Financeable assets may not be sufficient to protect the bank’s position.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

  Adverse trends in operations that jeopardized debt repayment may require the borrower to undertake a significant reorganization of financing or the business.

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

General Characteristics:

  Inadequate primary source of repayment.  Assumes a less than satisfactory secondary source of repayment on a most-likely case basis.  There may be an adequate secondary source of repayment on a best-case basis.

  Borrowers have the same weaknesses found in Substandard borrowers.

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

  Cash flow is insufficient to fund cash needs.

  Financeable assets are insufficient to protect the bank’s position.

  Source of debt repayment is dependent on liquidation of assets with a probable loss.

  Borrower may no longer be a going concern, or may not exist as a going concern for the foreseeable future.

  No alternative financing sources exist.

The following table presents risk grades and classified loans by class of commercial loan (dollars in thousands):

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

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due

**Single-family residential loans includes primary liens, closed-end secondary liens, residential construction loans, and home equity lines of credit

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

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

            The following table summarizes the allocation in the allowance for loan and lease losses by loan segment for the year ended December 31, 2011 (dollars in thousands):

	Commercial	Residential Real Estate	Consumer & Other Retail	Unallocated	Totals
Beginning Balance	$6,915	$2,001	$408	$96	$9,420
Less: Charge-offs	3,353	52	147		3,552
Add: Recoveries	103	-	104		207
Add: Provisions	2,292	164	(173)	842	3,125
Ending Balance	$5,957	$2,113	$192	$938	$9,200

	Commercial	Residential Real Estate	Consumer & Other Retail	Unallocated	Totals
Loans individually evaluated for impairment	$1,111	$131	$-	$-	$1,242
Loans collectively evaluated for impairment	4,846	1,982	192	938	7,958
Ending Balance	$5,957	$2,113	$192	$938	$9,200

The following table summarizes the changes in the allowance for loan and lease losses for the years ended December 31, 2011 and 2010 (dollars in thousands):

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

	2011	2010
Balance at beginning of period	$9,420	$8,929
Provision (reduction) charged (credited) to operating expenses	3,125	1,896
Charge-offs:
Commercial and industrial	(3,353)	(2,046)
Real estate	(52)	(108)
Consumer and other	(147)	(77)
Total charge-offs	(3,552)	(2,231)
Recoveries:
Commercial and industrial	103	782
Real estate	-	-
Consumer and other	104	44
Total recoveries	207	826
Balance at end of year	$9,200	$9,420

NOTE 6 – BANK PREMISES AND EQUIPMENT

            The following table presents the Bank's assets by category at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010

Land	$9,003	$9,008
Premises	20,784	19,233
Furniture and equipment	8,505	8,669
Leasehold improvements	1,398	1,487
	39,690	38,397
Less allowance for depreciation and amortization	(15,366)	(15,555)
	$24,324	$22,842

Annual provisions for depreciation and amortization of Bank premises and equipment totaled $1,270 for 2011, $1,195 for 2010 and $1,235 for 2009.  Included in premises, furniture and equipment cost and allowance for depreciation and amortization are certain fully depreciated assets totaling $6,518 at December 31, 2011.

NOTE 7 – LIMITATION ON SUBSIDIARY DIVIDENDS

      The Corporation’s primary source of funds with which to pay its future obligations is the receipt of dividends from the Bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, may limit the amount of dividends the Bank may pay without prior approval. It is management’s intention to limit the amount of dividends paid to the Corporation in order to maintain compliance with capital guidelines and to maintain a strong capital position in the Bank.

NOTE 8 – LEASES

            Real property for four of the Bank's office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2028.  In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms.  In addition, various items of office equipment are leased under cancelable operating leases.  Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to approximately $13, $13 and $35 for equipment leases and approximately $236, $293 and $331 for building leases in 2011, 2010 and 2009, respectively.  Future minimum lease commitments as of December 31, 2011 under all noncancelable operating leases with initial terms of one year or more are shown in the following table (dollars in thousands):

Year	Lease Payments
2012	$ 253
2013	234
2014	234
2015	199
2016	195
Total	$ 1,115

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

NOTE 9 – FEDERAL AND STATE INCOME TAXES

                The following table presents components of income tax expense attributable to continuing operations for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Restated	Restated	Restated
	2011	2010	2009
Current	$1,960	$1,948	$1,513
Deferred	(1,216)	(905)	(326)
Total provision for income	$744	$1,043	$1,187

Deferred Tax Effects of Principal Temporary Differences	2011	2010	2009
Allowance for possible loan losses	$3,519	$3,604	$3,415
Deferred compensation	2,234	2,050	1,861
Write down of other real estate	1,621	1,052	15
Amortization of core deposit intangible	575	727	878
Recognition of nonaccrual loan income	66	90	264
Unrealized gains (losses) on available-for-sale securities	(1,892)	506	(466)
Deferred post-retirement benefit	1,643	1,800	1,881
Accelerated depreciation	(562)	(282)	(251)
Amortization of goodwill	(2,152)	(1,937)	(1,722)
Alternative Minimum Tax	422	345	328
Dividend Income - F&M West	(241)	(244)	(248)
Prepaid expense	49	-	-
Other	(410)	(442)	(520)
Net deferred tax asset	$4,872	$7,269	$5,435

Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the
Federal Statutory Rate (34% Each Year)	2011	2010	2009
Tax expense at statutory rate	$2,632	$2,827	$3,137
Increase (decrease) in taxes resulting from:
Tax exempt interest	(1,533)	(1,635)	(1,739)
Nondeductible interest expense	45	70	99
Employee benefits	(244)	(286)	(233)
Other nondeductible expenses
(nontaxable income) - net	55	56	54
State income taxes net of federal tax benefit	(40)	(95)	(6)
Dividend income exclusion	(52)	(51)	(48)
Other	(119)	157	(77)
Total provision for income taxes	$744	$1,043	$1,187

Effective tax rate	9.6%	12.5%	12.9%

The Corporation and one of its subsidiaries file consolidated income tax returns with the Internal Revenue Service and State of Tennessee.  The Corporation is not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.  There was no valuation allowance for deferred tax assets at December 31, 2011 and 2010.  Management believes it is more-likely-than-not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

The Corporation did not have any liability for unrecognized tax benefits as of December 31, 2011 or 2010.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

NOTE 10 – BORROWED FUNDS

The Bank is a party to the Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the Federal Home Loan Bank of Cincinnati (the “FHLB”).  Advances made to the Bank under the Blanket Agreement are collateralized by the FHLB stock and unidentified qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement dated June 20, 2006 between the Bank and the FHLB.  The advances mature at varying dates throughout 2013 at interest rates ranging from 2.61 - 3.76%.

Scheduled annual principal maturities and interest rate terms of borrowings under this credit line as of December 31, 2011 for the next two years are as follows (dollars in thousands):

2012	7,000,000
2013	10,100,000
Total	$17,100,000

Stock held in the FHLB totaling $3,009 at December 31, 2011 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank also has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated June 21, 2010, with the Federal Home Loan Bank.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40,000, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of December 31, 2011.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

            The total outstanding loan commitments and standby letters of credit in the normal course of business were $110,605 and $8,370, respectively, at December 31, 2011; and $94,700 and $9,400 at December 31, 2010, respectively.  Loan commitments are agreements to lend to a customer provided there is not a violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being used.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

            The Bank's loan portfolio is well-diversified with loans generally secured by tangible personal property, real property, bank deposit accounts or stock.  The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers.  Collateral requirements for the loan portfolio are based on credit evaluation of each customer.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

            Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management, should not have a material effect on the Corporation’s consolidated operating results and financial condition.

NOTE 12 – REGULATORY MATTERS

            The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards.  Failure to meet capital adequacy requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could have a material adverse effect on the operating results and financial condition of the Corporation and the Bank.  The applicable regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.  Actual capital amounts and ratios are presented in the table below (dollars in thousands).  Management believes, as of December 31, 2011, that the Corporation and the Bank met all capital adequacy requirements to which they were subject.

Restated			For Minimum Capital		For Minimum Regulatory
(Dollars in Thousands)	Actual		Adequacy Purposes		Compliance Purposes
As of December 31, 2011	Amount	Ratio	Amount	Ratio > or =	Amount	Ratio > or =
Total Capital (to Risk Weighted
Assets) Consolidated	$ 107,856	16.9%	$ 51,020	8.00%	$ -	-
Bank	104,856	16.5%	50,699	8.00%	63,373	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	99,923	15. 7%	25,510	4.00%	-	-
Bank	96,923	15.3%	25,349	4.00%	38,024	6.00%
Tier I Capital (to Average
Assets) Consolidated	99,923	10.1%	39,589	4.00%	-	-
Bank	96,923	9.8%	39,589	4.00%	49,486	5.00%
Restated
As of December 31, 2010
Total Capital (to Risk Weighted
Assets) Consolidated	$ 108,035	16.5%	$ 52,383	8.00%	$ -	-
Bank	104,891	16.1%	52,072	8.00%	65,0540	10.00%
Tier I Capital (to Risk Weighted
Assets) Consolidated	99,882	15.3%	26,192	4.00%	-	-
Bank	96,828	14.9%	26,036	4.00%	39,070	6.00%
Tier I Capital (to Average
Assets) Consolidated	99,882	10.6%	37,717	4.00%	-	-
Bank	96,828	10.3%	37,717	4.00%	47,146	5.00%

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

NOTE 13 – FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.  ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the Corporation’s and the Bank’s financial assets and financial liabilities of the Corporation and the Bank carried at fair value effective January 1, 2009.  In general, fair value is based on quoted market prices, where available.  If such quoted market prices are not available, fair value is based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$ -	$ 59,001	$ -	$ 59,001
Mortgage backed securities	-	176,050	-	176,050
States and political subdivisions	-	59,946	-	59,946
Other securities	-	23,169	-	23,169
Total assets at fair value	$ -	$ 318,166	$ -	$ 318,166
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010
Securities available for sale:	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$ -	$ 101,883	$ -	$ 101,883
Mortgage backed securities	-	51,858	-	51,858
States and political subdivisions	-	58,963	-	58,963
Other securities	-	23,476	-	23,476
Total assets at fair value	$ -	$ 236,180	$ -	$ 236,180

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The only financial asset or liability measured at fair value on a non-recurring basis for 2011 was impaired loans.

Impaired Loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During 2011, certain impaired loans were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based on the fair value of the underlying collateral.  Impaired loans with a carrying value of $13,604 were reduced by specific valuation allowance allocations totaling $1,242 to a total reported fair value of $12,362 based on collateral valuations utilizing Level 3 valuation inputs.

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

During 2011, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value totaled $8,827 (utilizing Level 2 valuation inputs) at December 31, 2011 and $7,927 at December 31, 2010.

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

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

            At December 31, 2011, the Bank had outstanding standby letters of credit and commitments to extend credit.  These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed and subject to customer’s credit quality.

The following table presents the fair value of the Bank's financial instruments as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$17,927	$17,927	$11,161	$11,161
Interest-bearing deposits in banks	38,594	38,594	4,238	4,238
Federal funds sold	16,500	16,500	17,100	17,100
Securities available-for-sale	318,166	318,166	236,180	236,180
Securities held-to-maturity	35,214	37,275	39,975	40,778
Loans, net	508,602	523,847	549,759	563,270
Accrued interest receivable	4,095	4,095	4,044	4,044
Financial liabilities
Deposits	856,430	858,774	791,826	793,270
Federal funds purchased and
securities sold under agreements
to repurchase	16,347	16,347	5,813	5,813
Other short term liabilities	-	-	372	372
FHLB borrowings	17,100	17,521	24,100	24,901
Accrued interest payable	878	878	1,078	1,078
Off-balance sheet credit related instruments:
Commitments to extend credit		109		95

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

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table presents unaudited quarterly interim financial information for the Corporation for the years ended December 31, 2011 and 2010 (dollars in thousands, except per share amount):

				Restated	Restated
	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$9,461	$9,680	$9,541	$9,286	$37,968
Interest expense	1,372	1,255	1,179	1,136	4,942
Net interest income	8,089	8,425	8,362	8,150	33,026
Provision for possible loan losses
(recoveries), net	725	750	750	900	3,125
Noninterest expenses, net of
noninterest income	5,494	5,358	4,687	6,622	22,161
Income before income taxes	1,870	2,317	2,925	628	7,740
Income taxes	325	306	632	(519)	744
Net income	$1,545	$2,011	$2,293	$1,147	$6,996
Basic earnings per share	$0.29	$0.37	$0.43	$0.21	$1.30
Weighted average shares outstanding per quarter	5,427,650	5,392,760	5,380,000	5,374,531	5,393,765
	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$10,019	$10,174	$9,563	$9,853	$39,609
Interest expense	1,927	1,785	1,715	1,574	7,001
Net interest income	8,092	8,389	7,848	8,279	32,608
Provision for possible loan losses
(recoveries), net	1,086	405	-	405	1,896
Noninterest expenses, net of
noninterest income	5,882	5,848	5,544	5,136	22,410
Income before income taxes	1,124	2,136	2,304	2,738	8,302
Income taxes	(68)	196	478	397	1,043
Net income	$1,192	$1,940	$1,826	$2,301	$7,259
Basic earnings per share	$0.22	$0.35	$0.33	$0.42	$1.32
Weighted average shares outstanding per quarter	5,504,030	5,487,729	5,487,713	5,465,664	5,486,183

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

NOTE 15 – DEPOSITS

            The Bank does not have any foreign offices and all deposits are serviced in its 17 domestic offices.  Maturities of time deposits of $100 or more at December 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010

Under 3 months	$31,221	$35,163
3 to 12 months	52,729	54,769
Over 12 months	24,972	17,493

Total	$108,922	$107,425

The following table presents maturities of interest-bearing deposits as of December 31, 2011 (dollars in thousands):

Interest bearing transaction accounts	$ 470,839
2012	191,681
2013	13,801
2014	8,882
2015	12,774
2016	14,437
Thereafter	13
Total	$ 712,427

NOTE 16 – CONDENSED FINANCIAL INFORMATION OF THE CORPORATION

            The following tables present the condensed balance sheets, statements of income and cash flows of the Corporation as of December 31, 2011 and 2010 (dollars in thousands, except per share amounts):

CONDENSED BALANCE SHEETS

	As of December 31,
	Restated	Restated
	2011	2010
Cash	$ 443	$ 501
Investment in bank subsidiary - at equity	109,149	103,302
Investment in credit life insurance company - at cost	54	54
Investment in other securities	17	17
Dividends receivable from bank subsidiary	1,972	-
Cash surrender value - life insurance	3,950	3,820
Total assets	$ 115,585	$ 107,694
Liabilities
Payable to bank subsidiary	$ -	$ -
Payable to directors	1,560	1,429
Other payable	(1)	4
Dividends payable	1,972	-
Total liabilities	3,531	1,433
Shareholders' equity
Common stock - $10 par value, 8,000,000 shares authorized;
5,330,000 and 5,430,000 shares issued and outstanding,
as of December 31, 2011 and December 31, 2010, respectively	53,300	54,300
Retained earnings	55,546	54,524
Accumulated other comprehensive income	3,208	(2,563)
Total shareholders' equity	112,054	106,261
Total liabilities and shareholders' equity	$ 115,585	$ 107,694

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	Restated	Restated	Restated
	2011	2010	2009
Operating income
Dividends from bank subsidiary	$6,974	$6,603	$8,206
Other dividend income	15	8	13
Interest income	-	-	1
Other	130	156	131
Operating expenses	(199)	(197)	(189)
Income before equity in undistributed net
income of bank subsidiary	6,920	6,570	8,162
Equity in undistributed net income of bank subsidiary	76	673	(122)
Net Income	$6,996	$7,243	$8,040

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended Dec. 31,
	Restated	Restated
	2011	2010
Operating activities
Net income for the year	$6,996	$7,243
Adjustments to reconcile net income to net cash
provided by operating activities
Equity in undistributed net income of bank subsidiary	(76)	(673)
Increase in cash surrender value of life insurance contracts	(130)	(156)
Increase/Decrease in other assets	(1,972)	2,538
Increase/Decrease in payables	126	144
Total adjustments	(2,022)	1,890
Net cash provided by operating activities	4,944	9,096
Investing activities
Purchase of single premium life insurance policy	-	(190)
Net cash used by investing activities	-	(190)
Financing activities
Payment to repurchase common stock	(3,011)	(2,564)
Cash dividends paid	(1,991)	(6,077)
Net cash used by financing activities	(5,002)	(8,641)
Increase (decrease) in cash	(58)	265
Cash at beginning of year	501	236
Cash at end of year	$443	$501

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

NOTE 17 – EMPLOYEE BENEFIT PLANS

            The Bank contributes to a qualified profit-sharing plan covering employees who meet participation requirements.  The amount of the contribution is at the discretion of the Bank’s Board of Directors, up to the maximum deduction allowed for federal income tax purposes.  Contributions to the plan, which amounted to approximately $874, $764 and $1,170 in 2011, 2010 and 2009, respectively, are included in salaries and employee benefits expense.

            In 1992, the Bank formalized a nonqualified salary continuation plan for certain key officers.  In connection with this plan, the value of the single premium universal life insurance policies (approximately $960 at December 31, 2011 and approximately $933 at December 31, 2010) purchased in 1993 to fund the plan and the related liability (approximately $76 at December 31, 2011 and $112 at December 31, 2010) were included in other assets and other liabilities, respectively.  Net noncash income/expense recognized a gain on these policies of $18 in 2011, and recognized a loss of $3 in 2010.  Net noncash income/expense recognized a gain on these policies $20 in 2009.  These amounts are included in the above asset values.  The principal cost of the plan is accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit.  Beginning in January 2009, the Bank combined the income and expense related to the plan.

            In 1993, the Corporation and the Bank implemented a deferred compensation plan that permits directors to defer their director's fees and earn interest on the deferred amount.  Liability increases for current deferred fees, net of benefits paid, of approximately $521 for 2011, $532 for 2010 and $536 for 2009 have been recognized in the accompanying consolidated financial statements.  In connection with this plan, a single premium universal life insurance policy was purchased on the life of each director who elected to participate.  Net noncash income recognized on these policies of approximately $405 in 2011, $477 in 2010 and $355 in 2009 was included in the cash surrender values of $13,194, $12,788 and $11,518 reported in other assets at December 31, 2011, 2010 and 2009, respectively.

            In 1996, the Bank established an officer group term replacement/split-dollar plan to provide life insurance benefits that would continue after retirement.  A single premium universal life insurance policy was purchased to fund the plan and a split-dollar agreement was made with an irrevocable trust that specified the portion of the insurance proceeds that would become part of the trust.  The value of this policy ($1,275 at December 31, 2011 and $1,250 at December 31, 2010) is included in other assets, and net noncash income recognized on this policy of approximately $25 in 2011, $24 in 2010 and $29 in 2009 is included in the above asset values.

            In 2002, the Bank implemented a Director Split-Dollar Life Insurance Plan and an Executive Split-Dollar Life Insurance Plan.  The Bank purchased a single premium whole life insurance policy on the life of each participant and endorsed a portion of the policy death benefits to the insured’s estate, a trust or another individual.  The total life insurance purchased was $3,735 in 2002, approximately $190 in 2003 and approximately $253 in 2004.  Additional single premium universal life insurance policies, totaling approximately $154 in 2005, $623 in 2007, $559 in 2008, and $833 in 2009, and $254 in 2011, were purchased for new participants.  Net noncash income was recognized on these policies of approximately $270 in 2011 and $342 in 2010 and was included in the asset value of $8,192 as of December 31, 2011 ($7,670 as of December 31, 2010), which is a part of bank other assets.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

              ASC Topic 715 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in ASC Topic 715.  This topic provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with ASC Topic 715, as well as recognize an asset based on the substance of the arrangement with the employee. The guidance was effective for fiscal years beginning after December 15, 2010. The Corporation and the Bank adopted ASC Topic 715 on January 1, 2010, and the effect of adoption on the consolidated financial statements was a reduction in retained earnings of approximately $342 and an increase in accrued liabilities of approximately $342.

            The Bank is the beneficiary of the insurance policies that fund the salary continuation plan, the deferred compensation plan, the group term replacement/split-dollar plan and the split-dollar life insurance plans.  These policies had an aggregate current death benefit of $48,241 at December 31, 2011.

NOTE 18 – POST RETIREMENT BENEFIT PLAN

            The Corporation sponsors a defined benefit post-retirement health care plan covering employees who were hired before March 27, 2007.  Under the plan, covered employees may retire at age 60 with 15 years of work experience with the Bank.  ASC Topic 715 requires employers to (i) recognize the overfunded or underfunded status of a single-employer defined benefit post-retirement plan as an asset or liability in its statement of financial position and (ii) recognize changes in that funded status in comprehensive income.  ASC Topic 715 also requires companies to accrue the cost of post-retirement health care and life insurance benefits within the employees’ active service periods.  Eligibility requirements for employees hired prior to March 27, 2007 are as follows:

  25 years of service at any age;

  15 years of service at attained age 60; and

  15 years of service at attained age 55, with a qualifying disability

            Premiums paid by retirees and spouses depend on date of retirement, age and coverage election.  Employees retiring after June 2007, who are at least 60 years old with a minimum of 15 years of service, will pay half of the full monthly premium.  Coverage will cease at age 63.5 for persons who retire with less than 25 years of service.  All persons hired after March 27, 2007 are ineligible for retiree health benefits.

The Corporation’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Corporation may determine to be appropriate from time to time.  The Corporation expects to contribute $241 to the plan in 2012.

            The following table provides further information about the plan (dollars in thousands):

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

Obligations and Funded Status
	Post-Retirement Benefits
	2011 (Restated)	2010 (Restated)
Change in benefit obligation
Benefit obligation at beginning of year	$ 1,825	$ 1,924
Service cost	24	28
Interest cost	139	160
Plan participants' contributions	107	102
Actuarial (gain) loss	2,950	(117)
Benefits paid	(473)	(272)
Benefit obligation at end of year	$ 4,572	$ 1,825
Change in plan assets
Fair value of plans assets at beginning of year	$ -	$ -
Employer contribution	365	170
Plan participants' contributions	107	102
Benefits paid	(472)	(272)
Fair value of plan assets at end of year	$ -	$ -
Funded status	$ (4,572)	$ (1,825)
Unrecognized net actuarial (gain) loss	305	(2,849)
Accrued benefit cost	$ (4,267)	$ (4,675)

Post-Retirement Benefits
	2011 (Restated)	2010 (Restated)
Accounts payable and accrued liabilities	$ 4,267	$ 4,675

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

Post-Retirement Benefits
	2011 (Restated)	2010 (Restated)
Unrecognized net actuarial (gain) loss	$ 305	$ (2,849)
Unrecognized prior service cost	-	-
Total (before tax effects)	$ 305	$ (2,849)

A reconciliation of other comprehensive income is as follows:

	Post-Retirement Benefits
	2011 (Restated)	2010 (Restated)
Other comprehensive income at beginning of year	$ (2,849)	$ (2,960)
Amortization of net gain (loss) included in net periodic benefit cost	205	213
Net actuarial (gain) loss during the period	2,950	(102)
Total (before tax effects)	$ 305	$ 2,849

	Post-Retirement Benefits
Components of net periodic benefit cost	2011 (Restated)	2010 (Restated)
Service cost	$ 24	$ 28
Interest cost	139	160
Recognized net actuarial (gain) loss	(205)	(213)
Net periodic benefit cost (income)	$ (42)	$ (25)

Other changes in benefit obligations recognized in other comprehensive income:

Post-Retirement Benefits
	2011 (Restated)	2010 (Restated)
Net actuarial (gain) loss	$ 2,950	$ (102)
Recognized net actuarial gain (loss)	205	213
Total recognized in other comprehensive income (before tax effects)	$ 3,155	$ 111

Significant assumptions include:

	Post-Retirement Benefits
Weighted-average assumption used to determine benefit obligation:	2011	2010
Discount Rate	$ 8%	8%
Rate of compensation increase	NA	NA

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

	Post-Retirement Benefits
Weighted-average assumptions used to determine benefit costs:	2011	2010
Discount Rate	$ 8%	8%
Corridor	10%	10%
Rate of compensation increase	NA	NA

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, net of participant contributions (dollars in thousands) (restated):

Year	Company Benefits
2012	$241
2013	259
2014	271
2015	310
2016	310
2017 and later	1,745
$3,136

            The following table gives the Health Care Cost Trend, which is applied to gross charges, net claims and retiree paid premiums to reflect the Corporation's past practice and stated ongoing intention to maintain relatively constant cost sharing between the Corporation and retirees:

	2011	2010
Health care cost trend rate assumed for next year	7.5 - 11%	5.5 - 7%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5%	6%
Year that the rate reaches the ultimate trend rate	2018	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$ 613	$ (519)
Effect on postretirement benefit obligation	61	(64)

SHAREHOLDER INFORMATION

            The 5,330,000 shares of common stock of the Corporation outstanding at December 31, 2011 had an estimated market value of $149.1 million and were held by 2,091 shareholders located primarily in the Corporation’s market area.  A small number of shareholders are not identified individually because some bank nominees, including the Bank's Trust Department, are listed as record owners when, in fact, these holdings represent more than one beneficial owner.  No single shareholder's ownership exceeded 5% at year end.

                 There is no established public trading market for shares of the Corporation’s common stock.  The table below shows the high and low price of the Corporation's common stock taken from reported prices by those buyers and sellers willing to disclose this information.  This table also shows the semi-annual dividend declared per share of common stock, in each of the last two years.  In 2011, the Corporation repurchased 100,000 shares of its common stock in several privately negotiated transactions.

		High	Low	Dividend
2011	First Quarter	$35.00	$30.00	$-
	Second Quarter	32.00	30.00	0.370
	Third Quarter	31.00	30.00	-
	Fourth Quarter	40.00	25.00	0.370

2010	First Quarter	$43.20	$42.30	$-
	Second Quarter	42.30	38.10	0.370
	Third Quarter	38.95	38.10	-
	Fourth Quarter	38.95	31.13	0.370

ADDITIONAL FINANCIAL DATA

            The following table presents consolidated comparative data for the Corporation for the years shown:

COMPARATIVE DATA
(Dollars In Thousands)
	Restated	Restated	Restated
	2011	2010	2009	2008	2007

Total Assets	$ 1,017,808	$ 941,625	$ 935,009	$ 911,137	$ 823,046

Average assets	$ 975,671	$ 953,155	$ 922,549	$ 855,278	$ 797,239

Average loans (net)	$ 534,841	$ 564,388	$ 579,998	$ 534,441	$ 484,308

Average deposits	$ 820,250	$ 795,786	$ 760,315	$ 701,428	$ 673,728
Return on
average assets	0.72%	0.76%	0.87%	1.08%	1.08%
Return on
average equity	6.21%	6.84%	7.50%	8.60%	8.36%
Tier 1 capital
to average assets	10.24%	10.38%	10.55%	10.93%	12.22%