Form 10-K
period 2012-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2013-03-29
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[  X  ]Yes    [  ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      [    ] Yes  [ X ]No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2012 was approximately $122,483,400 based on the reported price at which the common stock was last sold in a transaction known to the registrant.

As of March 1, 2013, the registrant had outstanding 5,180,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2012 -- Part I and II of this Report.

Proxy Statement for 2013 Annual Shareholders’ Meeting to be held on April 16, 2013 -- Part III of this Report.

PART I

Item 1. Business.

Description of Business

            First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2012, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”).  Management evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area in Middle Tennessee.

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

For more information regarding the business of the Corporation and the Bank, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2012 Annual Report to Shareholders (the “Annual Report to Shareholders”) attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Availability of SEC Reports

The Corporation’s website is www.myfirstfarmers.com. The Corporation makes available free of charge on this website under the “About Us - Investor Services” link the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).  The SEC maintains a website at www.sec.gov that also contains reports, proxy and information statements and other information about the Corporation that are available free of charge.  In addition, copies of our reports are available, without charge, by making a request through the “Contact Us” link on our website.

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

The Corporation is a bank holding company regulated under the Bank Holding Company Act of 1956 (the “BHCA”) and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Corporation is required to file various reports with, and is subject to examination by, the Federal Reserve. The Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsound practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder.

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

The Basel Committee on Banking Supervision (the “Basel Committee”) has announced revised final frameworks, generally referred to as “Basel III,” for the regulation of capital and liquidity of internationally active banking organizations. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios. Basel III is presently the subject of notices of proposed rulemaking released in June 2012 by federal banking agencies. The comment period for these notices of proposed rulemaking ended on October 22, 2012. Basel III was intended to be implemented in phases beginning January 1, 2013 and to be fully implemented on a global basis on January 1, 2019. On November 9, 2012, however, the federal banking agencies indefinitely delayed the January 1, 2013 implementation date.

The Federal Community Reinvestment Act (the “CRA”) generally requires insured depository institutions to make loans and investments and provide services that meet the credit needs of the communities they serve. As a part of the CRA program, the Bank is subject to periodic examinations by the Federal Reserve and must maintain comprehensive records of its CRA activities. During these examinations, the Federal Reserve rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” As of the last CRA examination on September 12, 2012, the Bank received an “Outstanding” rating from the Federal Reserve.

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

The Bank is required to pay quarterly FDIC deposit insurance assessments to the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervision rating.

The passage of the Dodd-Frank Act brought about a major overhaul of the current financial institution regulatory system. Among other things, the Dodd-Frank Act established the independent Consumer Financial Protection Bureau tasked with protecting consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act required the implementation of the “Volcker Rule” for banks and bank holding companies, which prohibits with certain limited exceptions, proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. The Dodd-Frank Act includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve. The Dodd-Frank Act also requires fees charged for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer.

Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. Prior to the implementation of the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk of such behavior to the financial institution. The Dodd-Frank Act provides other restrictions, including limiting the ability of financial institutions to utilize trust preferred securities as Tier 1 capital going forward, and requiring institutions to retain credit risk when selling loans to third parties.

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

In the Tennessee markets it serves, the Bank offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts.  The Bank’s primary market areas for these products are Dickson, Giles, Hickman, Lawrence, Marshall, Maury and Williamson Counties in Tennessee.  The Bank also operates a loan production office in Florence (Lauderdale County), Alabama.

Employees

The Corporation has no employees.  The Bank had approximately 244 full-time employees and 26 part-time employees at December 31, 2012.  Four of the Bank’s officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, lender production incentives, a salary continuation plan, long-term disability insurance, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, a Section 125 cafeteria plan, training programs, group life and accidental death insurance, health and dental insurance and paid vacations.

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

            Beginning in mid-2007, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the value of nearly all asset classes and by a serious lack of liquidity, and economic conditions affecting the banking industry have not since fully recovered.  The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence.

            Businesses continue to experience serious difficulties resulting from restrained consumer spending and the lack of credit market liquidity.  Market conditions have also led to the failure or merger of a number of prominent financial institutions and competition for deposits and high quality loans has increased for those that remain in business.

            Overall, during 2012 the business environment continued to be unfavorable for many households and businesses in the United States and worldwide. Although the business environment in middle Tennessee has been better than in the United States generally, our customers continue to be impacted by reduced asset values, a tightening credit environment, securities market volatility and other factors. It is possible that the business environment in middle Tennessee, the United States and worldwide will continue to experience weakness and uncertainty for the foreseeable future. There can be no assurance that conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

A reduction of customer deposits or an inability of our borrowers to repay loans could have a material adverse effect on our liquidity.

We rely on dividends from the Bank as our primary source of funds.  The primary sources of funds of the Bank are customer deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions.  Accordingly, we may be required from time to time to rely on secondary sources of liquidity, such as Federal Home Loan Bank advances, to meet withdrawal demands or otherwise fund operations.  While management believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Our allowance for loan losses may be insufficient, which could result in a reduction of net income and capital.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of:

  portfolio quality trends;

  changes in the nature and volume of the portfolio;

  present and prospective economic and business conditions, locally and nationally;

  management review systems and board oversight;

  changes in credit policy, credit administration, portfolio management and procedures;

  changes in personnel, management and staff; and

  the existence and effect of any concentrations of credit.

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

Our profitability depends significantly on economic conditions in the communities in the States of Tennessee and Alabama where we do business.

Our success and profitability depend on the general economic conditions in the specific local markets in middle Tennessee and northern Alabama where we do business.  Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. A significant decline in general economic conditions could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

It is possible that there will be continued changes to the banking and financial institutions regulatory regimes in the future. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls.  We also cannot predict how such changes would adversely affect our business and prospects.

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

We obtain a significant portion of our noninterest revenue through service fees on deposit accounts; recent legislation and regulations impacting service fees could reduce our fee income.

A significant portion of our noninterest revenue is derived from service fee income. One of the components of this service fee income is overdraft-related fees. Management anticipates that changes in banking regulations, and in particular the Federal Reserve’s recently adopted rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will have a significant adverse impact on our service fee income and overall results. Additionally, management anticipates that changes in customer behavior as well as increased competition from other financial institutions will result in declines in deposit accounts or in overdraft frequency resulting in a decline in service fee income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Our common stock is not listed or traded on any established securities market and there are no plans to seek to list our common stock on any recognized exchange. Accordingly, our common stock has substantially less daily trading volume than the average securities listed on any national securities exchange. Most transactions in our common stock are privately negotiated trades and the shares are very thinly traded. There is no dealer for our stock and no “market maker.” These factors can reduce the marketability of our shares and the lack of a liquid market can produce downward pressure on our stock price.

Maintaining or increasing our market share may depend upon our ability to adapt our products and services to evolving industry standards and consumer preferences.

Our success depends, in part, on our ability to adapt our products and services as well as our distribution of them to evolving industry standards and consumer preferences. Payment methods have evolved with the advancement of technology, such as consumer use of smart phones and PayPal accounts to pay bills, thereby increasing competitive pressure in the delivery of financial products and services. The development and adoption by us of new technologies could require us to make substantial expenditures to modify our existing products and services. Further, we might not be successful in developing or introducing new products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, or sufficiently maintaining and growing a loyal customer base. Our inability to adapt to evolving industry standards and consumer preferences could have an adverse impact on our financial condition or results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

            A failure of our operating systems or infrastructure, or those of our third-party vendors, could disrupt our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards. As processing demands change and our loan portfolios grow in both volume and differing terms and conditions, developing and maintaining our operating systems and infrastructure becomes increasingly challenging and there is no assurance that we can adequately or efficiently develop and maintain such systems.

            Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, our computer systems and networks could be jeopardized or could cause interruptions or malfunctions in our operations that could result in significant losses or reputational damage. We have put in place secure transmission capability, and work to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2012, the Bank maintained a main office in Columbia, Tennessee, 19 other offices (one of which is only a loan production office) and 35 separate automatic teller or cash dispensing machine locations.  In addition to the main office in Columbia, the Bank’s 18 other offices are located in the following locations throughout Middle Tennessee and northern Alabama:

City	County	Offices
Bon Aqua	Hickman	1
Centerville	Hickman	1
Chapel Hill	Marshall	1
Columbia	Maury	4
Franklin	Williamson	2
Lawrenceburg	Lawrence	2
Lewisburg	Marshall	1
Loretto	Lawrence	1
Mt. Pleasant	Maury	1
Pulaski	Giles	1
Spring Hill	Maury	2
White Bluff	Dickson	1
Florence, AL	Lauderdale	1
	Total:	19

The Bank’s office at S. James Campbell Boulevard, Columbia, Tennessee is located on property that is leased and the bank also leases space in a Kroger store in Columbia.  The Bank only provides automatic teller machine services at the following locations:

2223 Carmack Blvd (Quik Mart/Shell)	Columbia, TN
312 East James Campbell (QuickMart/Shell)	Columbia, TN
1120 Hampshire Pike (Quik Mart/Shell)	Columbia, TN
1517 Hampshire Pike (Quik Mart/Shell)	Columbia, TN
1224 Trobtwood Ave. (Maury Regional)	Columbia, TN
147 Bear Creek Pike (Farm Bureau)	Columbia, TN
2577 Nashville Highway (Quik Mart/Shell)	Columbia, TN
5414 Main Street (Quik Mart/Shell)	Columbia, TN
9170 new Lawrenceburg Highway (Quik Mart/Shell)	Columbia, TN
121 2nd Ave. South	Lewisburg, TN
1748 Mooresville Rd (Shopping Center)	Lewisburg, TN
800 North Ellington Parkway(Quik Mart/Shell)	Lewisburg, TN
710 East Gaines (Quik Mart/Shell)	Lawrenceburg, TN
2100 North Locust (Quik Mart/Shell)	Lawrenceburg, TN
1607 S. Locust Ave. (Crocket Hospital)	Lawrenceburg, TN
215 South Military(Quik Mart/Shell)	Loretto, TN

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

Item 4.  Mine Safety Disclosure.

            Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A discussion of the Corporation’s common stock and related shareholder matters is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  There were no sales of unregistered securities of the Corporation during the 12 months ended December 31, 2012.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	-	$-	-	$ -
November 1, 2012- November 30, 2012	-	$-	-	$ -
December 1, 2012 - December 31, 2012	100,000*	$22.50	-	$ -
Total	100,000	$22.50	-	$ -

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2012 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 2 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 3 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources – Loans and Loan Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is set forth in the section entitled “Liquidity and Capital Resources– Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation with the participation of its management, including the Corporation’s Chief Executive Officer and Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

Based upon that evaluation and as of the end of the period covered by this Report, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) concluded that, as a result of the material weaknesses referenced in the “Management Report on Internal Control Over Financial Reporting” incorporated by reference into Item 8 of this Report, the Corporation’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed in the reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.  Notwithstanding the identification of these material weaknesses, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Consolidated Financial Statements of the ” incorporated by reference into Item 8 of this Report fairly present in all material respects the Corporation’s financial condition, results of operations and cash flows as of the dates and for the periods presented in this Report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.

Changes in Internal Control Over Financial Reporting

            Management’s assessment of the Corporation’s internal control over financial reporting identified two material weaknesses in the Corporation’s internal control over financial reporting related to errors in accounting for the Corporation’s defined benefit post-retirement health care plan and the amortization of FDIC pre-paid insurance as of December 31, 2012.  These errors were the result of a lack of sufficient resources within the Corporation with the requisite expertise to handle the accounting for these items.  Other than the identification of these material weaknesses, there was no change in the Corporation’s internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

            Subsequent to December 31, 2012, and immediately following management’s identification of the above-referenced material weaknesses, management began taking steps to remediate these material weaknesses. These efforts are described in referenced in the “Management Report on Internal Control Over Financial Reporting” incorporated by reference into Item 8 of this Report.

            Management anticipates that these remedial actions will strengthen the Corporation’s internal control over financial reporting and will, over time, address the material weaknesses that were identified as of December 31, 2012. Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the material weaknesses have been remediated.  The Corporation cannot provide any assurance that these remediation efforts will be successful or that the Corporation’s internal control over financial reporting will be effective as a result of these efforts.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Corporation’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance – Committees of the Board of Directors,” “Corporate Governance – Code of Ethics,” and “General Information – Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Income for each of the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for each of the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (6)

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

(6) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

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

Date:  March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s / PATRICIA P. BEARDEN	Treasurer, Chief Financial Officer (Principal financial officer and principal accounting officer)	3/28/2013
Patricia P. Bearden
/s / KENNETH A. ABERCROMBIE	Director	3/28/2013
Kenneth A. Abercrombie
/s/ JAMES L. BAILEY, JR.	Director	3/28/2013
James L. Bailey, Jr.
/s/ M. DARLENE BAXTER	Director	3/28/2013
M. Darlene Baxter
/s/ JONATHAN M. EDWARDS	Director	3/28/2013
Jonathan M. Edwards
/s/ TOM NAPIER GORDON	Director	3/28/2013
Tom Napier Gordon
/s/ DALTON M. MOUNGER	Director	3/28/2013
Dalton M. Mounger
/s/ TIMOTHY E. PETTUS	Director	3/28/2013
Timothy E. Pettus
/s/ JOSEPH W. REMKE, III	Director	3/28/2013
Joseph W. Remke, III
/s/ PATRICK J. RILEY	Director	3/28/2013
Patrick J. Riley
/s/ MATTHEW M. SCOGGINS, JR.	Director	3/28/2013
Matthew M. Scoggins, Jr.
/s/ T. RANDY STEVENS, III	Director, Chief Executive Officer	3/28/2013
T. Randy Stevens, III	(Principal Executive Officer)
/s/ W. LACY UPCHURCH	Director	3/28/2013
W. Lacy Upchurch
/s/ KIMBERLY VELLA	Director	3/28/2013
Kimberly Vella
/s/ DAN C. WHEELER	Director	3/28/2013
Dan C. Wheeler
/s/ DAVID S. WILLIAMS	Director	3/28/2013
David S. Williams

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated Bylaws, as amended. (2)

4	Specimen Stock Certificate. (1)
10.1	Profit Sharing Plan. (3)*

10.2	First Amendment to Profit Sharing Plan. (3)*

10.3	Second Amendment to Profit Sharing Plan. (3)*
10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (4)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

13	Annual Report to Shareholders.

21	List of Subsidiaries.

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual             Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (Extensible Business          Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012          and 2011; (ii) the Consolidated Statements of Income for each of the years ended December 31, 2012,   2011 and 2010; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for each of the years    ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for each of             the years ended December 31, 2012, 2011 and 2010; and (v) the Notes to Consolidated Financial             Statements, tagged as blocks of text. (6)

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

(6)  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.