Form 10-Q
period 2013-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2013-05-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

As of May 5, 2013, the registrant had 5,135,324 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant are included in this Report:

Condensed consolidated balance sheets – March 31, 2013 and December 31, 2012.

Condensed consolidated statements of income - For the three months ended March 31, 2013 and March 31, 2012.

Condensed consolidated statements of comprehensive income - For the three months ended March 31, 2013 and March 31, 2012.

Condensed consolidated statements of cash flows - For the three months ended March 31, 2013 and March 31, 2012.

Selected notes to condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
		March 31,	December 31,
		2013	2012
	(Dollars in Thousands, Except Per Share Data)	(unaudited)	(1)
ASSETS	Cash and due from banks	$12,834	$23,443
	Interest-bearing due from banks	29,011	31,953
	Federal funds sold	10,000	15,000
	Total cash and cash equivalents	51,845	70,396
	Securities
	Available-for-sale (amortized cost $380,398
	and $339,971, respectively)	382,673	345,718
	Held-to-maturity (fair market value $32,454
	and $33,420, respectively)	30,983	31,755
	Total securities	413,656	377,473
	Loans, net of deferred fees	573,563	567,159
	Allowance for loan and lease losses	(8,657)	(8,809)
	Net loans	564,906	558,350
	Bank premises and equipment, net	26,078	26,417
	Other real estate owned	3,461	5,678
	Bank owned life insurance	25,685	25,112
	Goodwill	9,018	9,018
	Other assets	20,284	17,919
	TOTAL ASSETS	$1,114,933	$1,090,363
LIABILITIES	Deposits
	Noninterest-bearing	$172,141	$169,136
	Interest bearing	791,363	763,713
	Total deposits	963,504	932,849
	Securities sold under agreements to repurchase	18,766	17,068
	Accounts payable and accrued liabilities	15,126	15,755
	Federal Home Loan Bank advances	3,100	10,100
	TOTAL LIABILITIES	1,000,496	975,772
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,135,324 and 5,180,000 shares issued
	and outstanding as of March 31, 2013 and
	December 31, 2012, respectively	51,353	51,800
	Retained earnings	59,841	57,366
	Accumulated other comprehensive income	3,148	5,330
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	114,342	114,496
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	114,437	114,591
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$1,114,933	$1,090,363
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Derived from audited financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
		Three Months Ended
	(Dollars in Thousands, Except Per Share Data)	March 31,
		2013	2012
INTEREST AND	Interest and fees on loans	$ 6,962	$ 6,980
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,437	1,184
	Exempt from federal income tax	746	809
	Other interest and dividend income	78	92
	Total interest income	9,223	9,065
INTEREST EXPENSE	Interest on deposits	735	904
	Interest on other borrowings	99	167
	Total interest expense	834	1,071
	Net interest income	8,389	7,994
	Provision for loan and lease losses	-	600
	Net interest income after provision	8,389	7,394
NONINTEREST	Gain on loans sold	179	119
INCOME	Trust department income	596	536
	Service fees on deposit accounts	1,565	1,648
	Brokerage fees	107	42
	Earnings on bank owned life insurance	87	120
	Gain on sale of securities	823	1,212
	Loss on foreclosed property	(139)	(414)
	Other non-interest income	111	116
	Total noninterest income	3,329	3,379
NONINTEREST	Salaries and employee benefits	4,472	4,273
EXPENSE	Net occupancy expense	523	468
	Depreciation expense	380	328
	Data processing expense	544	475
	Legal and professional fees	183	188
	Stationary and office supplies	74	49
	Advertising and promotions	253	294
	FDIC insurance premium expense	186	356
	Other real estate expense	21	111
	Other noninterest expense	1,469	1,212
	Total noninterest expenses	8,105	7,754
	Income before provision for income taxes	3,613	3,019
	Provision for income taxes	557	690
	Net income for common shareholders	$ 3,056	$ 2,329
	Weighted average shares outstanding	5,178,759	5,330,000
	Earnings per share	$ 0.59	$ 0.44
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2013	2012

Net income	$ 3,056	$ 2,329
Comprehensive income (loss)
Unrealized depreciation on available-for-sale securities, net of taxes of $1,020 and $420 for 2013 and 2012, respectively	(1,629)	(671)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $317 and $467, for 2013 and 2012, respectively	(506)	(745)
Change in unfunded portion of postretirement benefit obligations, net of tax of $0 for 2013 and 2012	(47)	-

Other comprehensive loss	(2,182)	(1,416)

Comprehensive income	874	913
Less: comprehensive income attributable to the noncontrolling interest	-	-
Total comprehensive income	$ 874	$ 913

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		Three months ended March 31,
	(unaudited)	2013	2012
OPERATING	Net income available for common shareholders	$ 3,056	$ 2,329
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	-	600
	Provision for depreciation and amortization of
	premises and equipment	380	329
	Deferred tax expense	(212)	59
	Net securities gains	(823)	(1,233)
	Gains on loans sold	(179)	(119)
	Proceeds from sale of mortgage loans held for sale	10,156	6,888
	Funding of mortgage loans held for sale	(10,301)	(5,783)
	Loss on foreclosed property	139	414
	Gain on sale of assets	16	-
	Amortization of investment security premiums,
	net of accretion of discounts	339	1,084
	Increase in cash surrender value of life insurance contracts	(87)	(131)
	Increase in
	Other assets	(492)	(957)
	Increase (decrease) in
	Other liabilities	(676)	590
	Total adjustments	(1,740)	1,741
	Net cash provided by operating activities	1,316	4,070
INVESTING	Proceeds from sales of available-for-sale securities	72,447	134,018
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	16,629	19,144
	Proceeds from maturities and calls of held-to-maturity securities	765	1,390
	Purchases of investment securities
	available-for-sale	(129,012)	(214,836)
	Net (increase) decrease in loans	(4,765)	10,915
	Proceeds from sale of other real estate owned	287	923
	Purchase of life insurance policies	(486)	-
	Purchases of premises and equipment	(57)	(206)
	Net cash used in investing activities	(44,192)	(48,652)
FINANCING	Net increase in deposits	30,655	43,592
ACTIVITIES	Net increase in securities sold under agreements to repurchase	1,698	943
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	(1,028)	-
	Cash dividends paid on common stock	-	(1,972)
	Net cash provided by financing activities	24,325	35,563
	Decreasein cash and cash equivalents	(18,551)	(9,019)
	Cash and cash equivalents at beginning of period	70,396	73,021
	Cash and cash equivalents at end of period	$ 51,845	$ 64,002
	Supplemental disclosures of cash flow information
	Cash paid (received) during the period for expenses
	Interest on deposits and borrowed funds	$ 780	$ 1,001
	Income Taxes	(201)	1,563
	Loans to facilitate sale	1,760	141
	Real estate acquired in settlement of taxes	42	-
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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Registrant’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information in this regard.  The condensed consolidated balance sheet of the Corporation as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Corporation as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications:  Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year presentation.  These reclassifications had no effect on net income.

NOTE 2 –ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

            Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended March 31, 2013 and 2012, were as follows (dollars in thousands):

	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Income

	March 31, 2013	March 31, 2012
Unrealized gains on available-for-sale securities
	$823	$1,212	Realized gain on sale of securities
	823	1,212	Total reclassified amount before tax
	(317)	(467)	Tax expense
	$506	$745	Net reclassified amount

Amortization of defined benefit pension items
Actuarial losses	$(47)	$-
	(47)	-	Total reclassified amount before tax
	-	-	Tax benefit
	$(47)	$-	Net reclassified amount

Total reclassifications out of AOCI	$459	$745

                The components of accumulated other comprehensive income, included in shareholder’s equity, are as follows:

	March 31, 2013	December 31, 2012
Net unrealized gains on available-for-sale securities	$2,275	$5,747

Net actuarial loss on unfunded portion of postretirement benefit obligation	2,873	$2,920
	5,148	8,667

Tax effect	2,000	3,337

Accumulated other comprehensive income	$3,148	$5,330

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a recurring basis as of March 31, 2013
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$157,676	$-	$157,676
U.S. Government sponsored agency mortgage backed securities	-	151,940	-	151,940
States and political subdivisions	-	52,234	-	52,234
Corporate bonds	-	20,823	-	20,823
Total assets at fair value	$-	$382,673	$-	$382,673
Assets measured at fair value on a recurring basis as of December 31, 2012
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$144,017	$-	$144,017
U.S. Government sponsored agency mortgage backed securities	-	133,718	-	133,718
States and political subdivisions	-	50,579	-	50,579
Corporate bonds	-	17,404	-	17,404
Total assets at fair value	$-	$345,718	$-	$345,718

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There were no significant changes in the valuation techniques during the three months ended March 31, 2013.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, the Corporation obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  The Corporation reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.  U.S. government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities and corporate bonds are classified as Level 2 inputs.

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$2,455	$2,455
Other real estate owned	-	-	1,499	1,499

December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$4,840	$4,840
Other real estate owned	-	-	3,385	3,385

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for collateral-dependent impaired loans for each of the three months ended March 31, 2013 and 2012 were  approximately $48,000 and $571,000, respectively, and $3.3 million for the year ended December 31, 2012.

            Loans considered impaired under ASC 310-35, “Impairment of a Loan,” are loans for which, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) the full charge-off of the loan carrying value.

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments for OREO for the three months ended March 31, 2013 and 2012 were approximately $250,000 and $213,000, respectively, and $1.2 million for the year ended December 31, 2012.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

	Fair Value at March 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 2,455	Market comparable properties	Marketability discount	5.0% - 10.0% (6%)
Other real estate owned	$ 1,499	Market comparable properties	Marketability discount	5.0% - 10.0% (6%)

	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 4,840	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate/assets owned	$ 3,385	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

            ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value:

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

Federal funds sold – The carrying amount approximates fair value.

Securities available for sale – The carrying amount approximates fair value.

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

Loans (net of the allowance for loan and leases losses) – The fair value of fixed rate loans and variable rate mortgage loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value.

Accrued interest receivable – The carrying amount approximates fair value.

Deposits – The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  For deposits including demand deposits, savings accounts, NOW accounts and certain money market accounts, the carrying value approximates fair value.

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

The following table presents estimated fair values of the Corporation’s financial instruments as of March 31, 2013 and December 31, 2012, and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands):

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$12,834	$12,834	$-	$-
Interest-bearing deposits in other banks	29,011	29,011	-	-
Federal funds sold	10,000	10,000	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	3,879	-	-
Securities available-for-sale	382,673	-	382,673	-
Securities held-to-maturity	30,983	-	32,454	-
Loans held for sale	2,780	2,780	-	-
Loans, net	564,906	-	-	575,602
Accrued interest receivable	4,846	-	4,846	-
Financial liabilities
Non-interest bearing deposits	172,141	172,141	-	-
Interest bearing deposits	791,363	-	793,024	-
Repurchase agreements	18,766	-	18,766	-
Advances from Federal Home Loan Bank	3,100	-	3,130	-
Accrued interest payable	701	-	701	-
Off-balance sheet credit related instruments:		-		-

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$23,443	$23,443	$-	$-
Interest-bearing deposits in other banks	31,953	31,953	-	-
Federal funds sold	15,000	15,000	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	3,879	-	-
Securities available-for-sale	345,718	-	345,718	-
Securities held-to-maturity	31,755	-	33,420	-
Loans held for sale	2,456	2,456	-	-
Loans, net	558,350	-	-	572,277
Accrued interest receivable	4,060	-	4,060	-
Financial liabilities
Non-interest bearing deposits	169,136	169,136	-	-
Interest bearing deposits	763,713	-	766,043	-
Repurchase agreements	17,068	-	17,068	-
Advances from Federal Home Loan Bank	10,100	-	10,215	-
Accrued interest payable	754	-	754	-
Off-balance sheet credit related instruments:		-		-

NOTE 4 – SECURITIES

            The amortized cost and estimated fair value of securities at March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2013	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$158,228	$108	$660	$157,676
U.S. Government sponsored agency mortgage backed securities	152,419	882	1,361	151,940
States and political subdivisions	49,376	2,873	15	52,234
Corporate bonds	20,375	466	18	20,823
Total	$380,398	$4,329	$2,054	$382,673

Held-to-maturity securities
States and political subdivisions	$30,983	$1,471	$-	$32,454

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$143,897	$400	$280	$144,017
U.S. Government sponsored agency mortgage backed securities	131,917	1,856	55	133,718
States and political subdivisions	47,273	3,306	-	50,579
Corporate bonds	16,884	529	9	17,404
Total	$339,971	$6,091	$344	$345,718

Held-to-maturity securities
States and political subdivisions	$31,755	$1,665	$-	$33,420

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2013 and December 31, 2012 was approximately $198.0 million and $84.0 million, which was approximately 48% and 22%, respectively, of the Corporation’s available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2013 and December 31, 2012 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

            The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$ 117,944	$ 660	$ -	$ -	$ 117,944	$ 660
U.S. Government sponsored agency mortgage
backed securities	74,094	1,361	-	-	74,094	1,361
States and political subdivisions	897	15	-	-	897	15
Corporate bonds	5,161	18	-	-	5,161	18
Total	$ 198,096	$ 2,054	$ -	$ -	$ 198,096	$ 2,054

December 31, 2012	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$ 68,979	$ 280	$ -	$ -	$ 68,979	$ 280
U.S. Government sponsored agency mortgage
backed securities	12,881	55	-	-	12,881	55
Corporate bonds	1,719	9	-	-	1,719	9
Total	$ 83,579	$ 344	$ -	$ -	$ 83,579	$ 344

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
March 31, 2013	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$ 7,243	$ 7,343	$ 3,790	$ 3,831
One to five years	20,758	21,474	6,616	6,938
Five to ten years	177,536	177,968	13,616	14,330
After ten years	22,442	23,948	6,961	7,355
Mortgage-backed securities	152,419	151,940	-	-
Total	$ 380,398	$ 382,673	$ 30,983	$ 32,454

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $212.4 million at March 31, 2013 and $210.8 million at December 31, 2012.

The book value of securities sold under agreements to repurchase amounted to $26.5 million at March 31, 2013 and December 31, 2012.

Gross gains of approximately $823,000 and $1.2 million, resulting from sales of available-for-sale securities were realized for the three month periods ended March 31, 2013 and 2012, respectively.

NOTE 5 – LOANS

            The following table presents the Corporation’s loans by class as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Commercial
Commercial and industrial	$85,805	$83,631
Non-farm, nonresidential real estate	171,535	167,565
Construction and development	39,306	36,323
Commercial loans secured by real estate	23,864	23,983
Other commercial	23,258	24,423
Total commercial	343,768	335,925
Residential
Consumer loans	10,909	11,621
Single family residential	194,185	196,349
Other retail	24,701	23,264
Total residential and consumer	229,795	231,234
Total	$573,563	$567,159

The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $700,407 and $626,061 at March 31, 2013 and December 31, 2012.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2013, approximately half of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

With respect to loans to developers and builders (construction and development) that are secured by non-owner occupied properties that the Corporation may originate from time to time, the Corporation generally requires the borrower to have had an existing relationship with the Corporation and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because of their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

            All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (five monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

             Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower.  The Corporation had one single family residential loan of approximately $24,000 that was 90 days or more past due that was not included in nonaccrual loans as of March 31, 2013.

             The following tables provide details regarding the aging of the Corporation’s loan portfolio as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013	30 - 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
Retail
Consumer	$170	$4	$174	$10,735	$10,909
Single family residential	2,425	529	2,954	191,231	194,185
Other retail	-	-	-	24,701	24,701
Retail total	2,595	533	3,128	226,667	229,795
Commercial
Commercial and industrial	1,333	1,423	2,756	83,049	85,805
Non-farm, non-residential real estate	348	250	598	170,937	171,535
Construction and development	-	160	160	39,146	39,306
Commercial loans secured by real estate	67	193	260	23,604	23,864
Other commercial	722	1,379	2,101	21,157	23,258
Commercial total	2,470	3,405	5,875	337,893	343,768
Total	$5,065	$3,938	$9,003	$564,560	$573,563

December 31, 2012	30 - 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
Retail
Consumer loans	$112	$7	$119	$11,502	$11,621
Single family residential	3,543	387	3,930	192,419	196,349
Other retail	193	-	193	23,071	23,264
Retail total	3,848	394	4,242	226,992	231,234
Commercial
Commercial and industrial	618	1,457	2,075	81,556	83,631
Non-farm, non-residential real estate	666	448	1,114	166,451	167,565
Construction and development	160	-	160	36,163	36,323
Commercial loans secured by real estate	22	193	215	23,768	23,983
Other commercial	741	1,379	2,120	22,303	24,423
Commercial total	2,207	3,477	5,684	330,241	335,925
Total	$6,055	$3,871	$9,926	$557,233	$567,159

The following table summarizes the nonaccrual loans by loan type as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Retail
Consumer	$7	$11
Single family residential	2,659	3,541
Retail total	2,666	3,552
Commercial
Commercial and industrial	$1,842	$1,595
Nonfarm, non-residential real estate	1,254	1,372
Construction and development	160	50
Commercial loans secured by real estate	-	126
Other commercial	2,837	1,379
Commercial total	6,093	4,522
Total	$8,759	$8,074

The following tables summarize the impaired loans by loan type as of March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Paid
Commercial
Commercial and industrial	$2,311	$416	$1,305	$1,721	$120	$1,727	$6
Non-farm, non-residential real estate	2,804	2,348	-	2,348	-	2,393	32
Construction and development	842	188	653	841	147	841	9
Other commercial	3,845	3,846	-	3,846	-	3,856	37
Commercial total	9,802	6,798	1,958	8,756	267	8,817	84
Retail
Single family residential	2,111	826	918	1,744	227	1,768	29
Retail total	2,111	826	918	1,744	227	1,768	29
Total	$11,913	$7,624	$2,876	$10,500	$494	$10,585	$113

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Paid
Commercial
Commercial and industrial	$2,036	$1,076	$328	$1,404	$103	$3,483	$74
Non-farm, non-residential real estate	3,613	2,417	-	2,417	-	1,606	83
Construction and development	682	-	682	682	118	682	35
Other commercial	3,124	3,124	-	3,124	-	3,099	126
Commercial total	9,455	6,617	1,010	7,627	221	8,870	318
Retail
Single family residential	1,237	402	613	1,015	82	1,059	39
Retail total	1,237	402	613	1,015	82	1,059	39
Total	$10,692	$7,019	$1,623	$8,642	$303	$9,929	$357

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Paid
Commercial
Commercial and industrial	$5,123	$-	$4,389	$4,389	$590	$4,627	$8
Non-farm, non-residential real estate	4,106	2,852	-	2,852	-	2,531	17
Construction and development	819	-	819	$819	86	837	9
Other commercial	3,753	880	2,210	3,090	66	3,107	32
Commercial total	13,801	3,732	7,418	11,150	742	11,102	66
Retail
Single family residential	1,579	228	1,081	1,309	117	1,330	33
Total	$15,380	$3,960	$8,499	$12,459	$859	$12,432	$99

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

Troubled Debt Restructurings.  Included in certain categories of impaired loans are certain loans that have been modified in a troubled debt restructuring where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances.  Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal or interest payments, regardless of the period of the modification.  All of the loans identified as troubled debt restructuring were modified as a result of financial stress of the borrower.  In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification.  This evaluation is performed under the Corporation’s internal underwriting policy.

When the Corporation modifies loans in a troubled debt restructuring, the Corporation evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If the corporation determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, the Corporation evaluates all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

During the three months ended March 31, 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  There were no troubled debt restructuring loans that subsequently defaulted during the three months ending March 31, 2013, 2012 and year ending December 31, 2012.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2013, 2012 and year ended December 31, 2012 (dollars in thousands):

	Three Months Ended March 31, 2013
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Retail:
Single family residential	1	130	-
Total trouble debt restructurings	1	$ 130	$ -

	Year Ended December 31, 2012
		Post-
		Modification	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Commercial:
Commercial and industrial	1	$ 8	$ -
Nonfarm nonresidential	1	361	-
Retail:
Consumer	1	3	-
Single family residential	3	237	-
Total trouble debt restructurings	6	$ 609	$ -

	Three Months Ended March 31, 2012
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Commercial:
Commercial and industrial	5	$ 1,068	$ 197
Nonfarm nonresidential	1	$ 1,203	$ 222

Retail:
Single family residential	-	-	-
Total trouble debt restructurings	6	$ 2,271	$ 419

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on non-accrual status at the time it is modified, it stays as non-accrual status, and if a loan is on accrual status at the time of the modification, it generally stays on accrual status.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment.  The allowance for loan and lease losses (“ALLL”) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Corporation considers a loan in default when it is 90 days or more past due or transferred to nonaccrual status.

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

  A credit rating by Moody’s, Standard & Poor’s, or other qualified rating agency that is grade A or higher.

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

  Credit rating by Moody’s, Standard & Poor’s, or other qualified rating agency that is grade BAA or higher.

Risk Rating 3             Average Risk

General Characteristics:

  Borrower shows a stable earnings history and financial condition in line with industry norms with indications that these trends will continue.

  The credit extension is considered sound however, elements may be present which suggest the borrower may not be free from temporary impairments in the future.

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

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction and Development	Commercial Loans Secured by Residential Real Estate	Other Commercial Loans	Commercial Loan Totals

Pass	$83,533	$168,628	$38,448	$22,831	$20,439	$333,879
Special Mention	259	797	-	392	-	1,448
Substandard	937	2,110	858	641	1,440	5,986
Doubtful	1,076	-	-	-	1,379	2,455
TOTALS	$85,805	$171,535	$39,306	$23,864	$23,258	$343,768

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$10,890	$191,017	$24,576	$226,483
Non-performing*	19	3,168	125	3,312
TOTALS	$10,909	$194,185	$24,701	$229,795
*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due. For the purposes of this calculation, all loans rated at or below Substandard (RR7) are classified as non-performing.
**Single-family residential loans include first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit.

December 31, 2012
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction and Development	Commercial Loans Secured by Residential Real Estate	Other Commercial Loans	Commercial Loan Totals

Pass	$81,560	$164,290	$35,543	$21,660	$22,857	$325,910
Special Mention	269	815	98	398	-	1,580
Substandard	726	2,460	682	1,925	187	5,980
Doubtful	1,076	-	-	-	1,379	2,455
TOTALS	$83,631	$167,565	$36,323	$23,983	$24,423	$335,925
Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$11,610	$192,808	$23,131	$227,549
Non-performing*	11	3,541	133	3,685
TOTALS	$11,621	$196,349	$23,264	$231,234
*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due. For the purposes of this calculation, all loans rated at or below Substandard (RR7) are classified as non-performing.
**Single-family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit.

Allowance for Loan and Lease Losses. The ALLL is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”), and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”).  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period.  Therefore, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The Corporation’s ALLL consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has an assigned risk rating of 8 (Doubtful) or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the ALLL to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

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

The ALLL is maintained at a level considered adequate to provide for the losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, know and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

            The following tables summarize the allocation in the ALLL by loan segment for the three months ended March 31, 2013 and March 31, 2012 and the year ended December 31, 2012 (dollars in thousands):

		Residential	Consumer &
	Commercial	Real Estate	Other Retail	Total
Beginning ALLL balance - 12/31/12	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(144)	(12)	(14)	(170)
Add: Recoveries	10	-	8	18
Add: Provisions	(54)	46	8	-
Ending ALLL balance - 3/31/13	$7,340	$1,143	$174	$8,657

		Residential	Consumer &
	Commercial	Real Estate	Other Retail	Total
Beginning ALLL balance -12/31/11	$6,895	$2,113	$192	$9,200
Less: Charge-offs	(1,016)	(106)	(5)	(1,127)
Add: Recoveries	23	1	2	26
Add: Provisions	1,106	(487)	(19)	600
Ending ALLL balance - 3/31/12	$7,008	$1,521	$170	$8,699

		Residential	Consumer &
	Commercial	Real Estate	Other Retail	Total
Beginning ALLL balance - 1/1/12	$6,895	$2,113	$192	$9,200
Less: Charge-offs	(1,690)	(176)	(19)	(1,885)
Add: Recoveries	364	2	8	374
Add: Provisions	1,959	(830)	(9)	1,120
Ending ALLL balance - 12/31/12	$7,528	$1,109	$172	$8,809

The following tables detail the amount of the ALLL allocated to each portfolio segment as of March 31, 2013, December 31, 2012 and March 31, 2012, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer &
March 31, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$267	$227	$-	$494
Loans collectively evaluated for impairment	7,073	916	174	8,163
Total	$7,340	$1,143	$174	$8,657

		Residential	Consumer &
December 31, 2012	Commercial	Real Estate	Other Retail	Total
Loans individually evaluated for impairment	$221	$82	$-	$303
Loans collectively evaluated for impairment	7,307	1,027	172	8,506
Total	$7,528	$1,109	$172	$8,809

		Residential	Consumer &
March 31, 2012	Commercial	Real Estate	Other Retail	Total
Loans individually evaluated for impairment	$742	$117	$-	$859
Loans collectively evaluated for impairment	6,266	1,404	170	7,840
Total	$7,008	$1,521	$170	$8,699

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer &
March 31, 2013	Commercial	Real Estate	Other Retail	Total
Loans individually evaluated for impairment	$8,756	$1,744	$-	$10,500
Loans collectively evaluated for impairment	335,012	212,907	15,144	563,063
Ending Balance	$343,768	$214,651	$15,144	$573,563

`		Residential	Consumer &
December 31, 2012	Commercial	Real Estate	Other Retail	Total
Loans individually evaluated for impairment	$7,627	$1,015	$-	$8,642
Loans collectively evaluated for impairment	328,298	195,334	34,885	558,517
Ending Balance	$335,925	$196,349	$34,885	$567,159

		Residential	Consumer &
March 31, 2012	Commercial	Real Estate	Other Retail	Total
Loans individually evaluated for impairment	$11,150	$1,309	$-	$12,459
Loans collectively evaluated for impairment	268,592	211,286	13,308	493,186
Ending Balance	$279,742	$212,595	$13,308	$505,645

NOTE 6 – BORROWED FUNDS

The Corporation is a party to the Blanket Agreement for Advances and Security Agreement, dated June 20, 2006 (the “Blanket Agreement”), with the FHLB of Cincinnati.  Advances made to the Corporation under the Blanket Agreement are collateralized by the FHLB stock and qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement.  The advances mature at varying dates throughout 2013 at interest rates ranging from 2.61% to 3.76%.

The Corporation also has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of March 31, 2013 or December 31, 2012.

NOTE 7 – POST-RETIREMENT BENEFIT PLAN

	Three months ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Service cost	$35	$23
Interest cost	73	92
Amortization of net loss	47	-
Net periodic pension cost	$155	$115

            The Corporation amended the plan subsequent to March 31, 2013.  Effective July 1, 2013, employees retiring after that date will no longer be eligible to receive post-retirement medical insurance coverage.  The Corporation will pay qualifying employees a retirement bonus equal to $20,000 to employees (i) who were hired prior to March 20, 2007; (ii) who retire on or after July 1, 2013; (iii) who are at least age 59 ½ at the time of retirement; and (iv) who have at least twenty-five years of service.  The bonus will be paid in a lump sum cash payment within sixty days after retirement.

Current retirees who retired prior to July 1, 2007 will retain their insurance coverage under the current plan structure as of March 31, 2013.  For employees retiring between July 1, 2007 and June 30, 2013 the Corporation made changes to eligibility and the amounts of required premiums based on age and years of service at the time of retirement.

The Corporation contributed approximately $107,000 and $39,000 to the plan for the three month periods ending March 31, 2013 and 2012, respectively.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

            ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Corporation on January 1, 2013 and did not have a significant impact on the Corporation’s financial statements. See Note 2 – Other Comprehensive Income (Loss).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and non-accrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB, risk rating classifications of loans, calculation of our ALLL, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs and the realization of deferred income tax assets.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the States of Tennessee and Alabama where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Corporation’s ability to pay dividends, the availability of additional capital on favorable terms, the Corporation’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At March 31, 2013, the consolidated total assets of the Corporation were $1.1 billion, its consolidated net loans were $564.9 million, its total deposits were $963.5 million and its total shareholders' equity was $114.4 million.  The Corporation’s loan portfolio at March 31, 2013 reflected an increase of $6.4 million, or 1.1%, compared to December 31, 2012.  Total deposits increased $30.7 million, or 3.3%, and shareholders’ equity decreased by 0.1% during the first three months of 2012.

Financial Condition

Average earning assets for the quarter ended March 31, 2013 increased 5.2%, or $49.3 million, from average earning assets for the quarter ended December 31, 2012.  Average overnight investments for the quarter ended March 31, 2013 decreased 2.4% compared to the quarter ended December 31, 2012.  Average investment securities for the quarter ended March 31, 2013 increased 3.6% compared to the quarter ended December 31, 2012.  Average total assets increased 4.6% or $48.2 million, from $1.054 billion for the quarter ended December 31, 2012 to $1.103 billion for the quarter ended March 31, 2013.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2013, the Corporation's investment securities portfolio had $382.7 million of available-for-sale securities, which are valued at fair market value, and $31.0 million of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $345.7 million of available-for-sale securities and $31.8 million of held-to-maturity securities as of December 31, 2012.

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

Loan volume increased in the first quarter of 2013, with total loans increasing by $6.4 million, or 1.1% during the three-month period.  Commercial loans increased by $7.8 million, or 2.3%, in the first quarter, and the retail portfolio decreased by approximately $1.4 million, or 0.6%.  At $573.6 million, total loans outstanding increased by $68.0 million, or 13.4%, at March 31, 2013 compared to March 31, 2012.  Loan demand has shown an improvement during the three months ended March 31, 2013, especially in the commercial portfolio.

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

Loans identified with losses by management are promptly charged off. Furthermore, consumer loan accounts are charged off automatically based on regulatory requirements.

The ALLL is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310, and allowance allocations calculated in accordance with ASC Topic 450.  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 5 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the ALLL.

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Corporation's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Corporation identifies and monitors assets that need special attention.  At March 31, 2013, this process identified loans totaling $1.4 million that were classified as other assets especially mentioned compared to loans totaling $1.6 million at December 31, 2012.  Loans totaling $6.0 million were classified as substandard at March 31, 2013, compared to loans totaling $5.9 million at December 31, 2012.  Loans totaling $2.5 million were classified as doubtful at March 31, 2013 and December 31, 2012.

             Loans having average recorded investments of $10.6 million and $9.9 million at March 31, 2013 and December 31, 2012, respectively, have been identified as impaired.  Nonaccrual loans amounting to $8.8 million and $8.1 million at March 31, 2013 and December 31, 2012, respectively, were not accruing interest.  Interest received on nonaccrual loans during the first quarter of 2013 was approximately $113,000, compared to approximately $99,000 over the same period in 2012.  The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $136,000, and $226,000 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. The Corporation had one loan for approximately $24,000 that was 90 days or more past due that was not included in nonaccrual loans as of March 31, 2013.

Deposits

            The Corporation does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Corporation's average deposits increased 5.7% during the first three months of 2013 compared to an increase of 7.7% in the first three months of 2012.  Average total noninterest-bearing deposits were 17.6% of total deposits at March 31, 2013, contributing to the Corporation's low cost of deposits, compared to 17.5% at December 31, 2012.

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

            Under federal regulatory standards, to be “well-capitalized,” the Corporation’s and the Bank’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 6%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 10%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 5%.  Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) and other certain equity like instruments are considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus supplementary or temporary capital such as subordinated debt, some types of preferred stock, and a defined percentage of the ALLL.

            As of March 31, 2013, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.1%, 15.4%, and 9.2%, respectively, compared to 14.2%, 15.5%, and 9.4% at December 31, 2012. At March 31, 2013, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.5%, 15.7% and 9.4%, respectively, compared to 14.5%, 15.8%, and 9.7% at December 31, 2012.  Management believes, as of March 31, 2013, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

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

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At March 31, 2013, the Corporation had $65.5 million in borrowing capacity.

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

RESULTS OF OPERATIONS

Total interest income for the three months ended March 31, 2013 was $9.2 million compared to $9.1 million for the three months ended March 31, 2012.  Interest and fees earned on loans and investments are the primary components of total interest income.  Interest and fees earned on loans were $7.0 million, a decrease of approximately $18,000, or 0.3%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The lower interest rates for loans were the primary reason for the lower interest income.  Interest earned on investment securities and other earning assets was approximately $2.3 million, an increase of approximately $176,000, or 8.4%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

            Total interest expense in the three months ended March 31, 2013 was approximately $834,000, a decrease of approximately $237,000, or 22.2%, compared to the three months ended March 31, 2012.  The lower interest rates for certificates of deposits and public funds during the first quarter of 2013 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning April 1, 2013 and ending March 31, 2015 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 9.0%, or a decrease in net interest income of $3.0 million by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at March 31, 2013, December, 31, 2012 and March 31, 2012, was 3.56%, 3.66% and 3.66%, respectively.  The decline during the first three months of 2013 was due, in part, to lower yields on earnings assets.

            No additions were made to the provision for loan losses in the first quarter of 2013, compared to additions of approximately $600,000 in the first quarter of 2012.  This decrease was primarily because of the net charge-off ratios trending down.

            Noninterest income was $3.3 million, a decrease of approximately $50,000, or 1.5%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The gain on sales of securities for the three months ended March 31, 2013 and 2012 was $823,000 and $1.2 million, respectively, which accounted for most of the increase in noninterest income over the three-month period.

            Noninterest expense, excluding the provision for loan losses, was $8.1 million in the three months ended March 31, 2013, an increase of approximately $351,000, or 4.5%, as compared to noninterest expense for the three months ended March 31, 2012.  An increase in salary and benefits was the primary contributor to the higher noninterest expense.

Net income for the three months ended March 31, 2013 was $3.1 million, compared to $2.3 million for the three months ended March 31, 2012.  The Corporation made no provision for loan losses in the first quarter 2013, compared to a provision expense of approximately $600,000 during the three months ended March 31, 2012.  The Corporation earned $0.59 per share for the three months ended in March 31, 2013, compared to $0.44 per share for the three months ended March 31, 2012.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at March 31, 2013 were $119.6 million and $7.4 million, respectively.

At March 31, 2013, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2013, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  The Corporation, with the participation of its management, including the Corporation’s Chief Executive Officer and  Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report and the identification of material weaknesses in the Corporation’s internal control over financial reporting as described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed in its reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting, except for the remediation efforts that management commenced during the first quarter of 2013 related to the material weaknesses in internal control over financial reporting identified as of December 31, 2012 and reported on in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. Following management’s determination of the material weaknesses, management promptly began taking the following remedial actions:

            •           Expansion of the review process of certain accounting reconciliations to ensure that certain transactions are identified and recorded properly;

            •           A committee consisting of all senior level accounting managers was charged with meeting quarterly to identify new accounting pronouncements and developments and determine the appropriate application to the Corporation’s financial reporting; and

            •           The committee commenced quarterly communications to executive management of the results of such meetings and any required changes in accounting policies or procedures.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the third quarter of 2012:

CORPORATION’S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	––	––	––	––
February 1 – February 28, 2013	––	––	––	––
March 1 – March 31, 2013	44,677*	$23.00	––	––
Total	44,677*	$23.00	––	––

*Purchased through negotiated transactions with several third-party sellers.

 Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date May 9, 2013	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date May 9, 2013	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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