Form 10-Q
period 2013-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2013-08-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of August 8, 2013, the registrant had 5,088,660 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant are included in this Report:

Condensed consolidated balance sheets – June 30, 2013 and December 31, 2012.

Condensed consolidated statements of income - For the three and six months ended June 30, 2013 and June 30, 2012.

Condensed consolidated statements of comprehensive income (loss) - For the three and six months ended June 30, 2013 and June 30, 2012.

Condensed consolidated statements of cash flows - For the six months ended June 30, 2013 and June 30, 2012.

Selected notes to condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
		June 30,	December 31,
		2013	2012
	(Dollars in Thousands, Except Share Data)	(unaudited)	(1)
ASSETS	Cash and due from banks	$ 16,388	$ 23,443
	Interest-bearing due from banks	5,444	31,953
	Federal funds sold	10,300	15,000
	Total cash and cash equivalents	32,132	70,396
	Securities
	Available-for-sale (amortized cost $357,811
	and $339,971, respectively)	346,978	345,718
	Held-to-maturity (fair market value $30,974
	and $33,420, respectively)	29,906	31,755
	Total securities	376,884	377,473
	Loans, net of deferred fees	579,601	567,159
	Allowance for loan and lease losses	(8,662)	(8,809)
	Net loans	570,939	558,350
	Bank premises and equipment, net	25,813	26,417
	Other real estate owned	3,290	5,678
	Bank owned life insurance	25,798	25,112
	Goodwill	9,018	9,018
	Other assets	20,963	17,919
	TOTAL ASSETS	$ 1,064,837	$ 1,090,363
LIABILITIES	Deposits
	Noninterest-bearing	$ 168,126	$ 169,136
	Interest-bearing	753,595	763,713
	Total deposits	921,721	932,849
	Securities sold under agreements to repurchase	17,795	17,068
	Accounts payable and accrued liabilities	14,759	15,755
	Federal Home Loan Bank advances	3,100	10,100
	TOTAL LIABILITIES	957,375	975,772
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,088,660 and 5,180,000 shares issued
	and outstanding as of June 30, 2013 and
	December 31, 2012, respectively	50,887	51,800
	Retained earnings	59,736	57,366
	Accumulated other comprehensive (loss) income	(3,256)	5,330
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	107,367	114,496
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	107,462	114,591
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$ 1,064,837	$ 1,090,363
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Derived from audited financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
		Three Months Ended		Six Months Ended
(Dollars in Thousands, Except Share and Per Share Data)		June 30,		June 30,
		2013	2012	2013	2012
INTEREST AND	Interest and fees on loans	$7,314	$6,968	$14,276	$13,948
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,382	1,250	2,818	2,434
	Exempt from federal income tax	737	778	1,483	1,587
	Other interest and dividend income	90	99	169	191
	Total interest income	9,523	9,095	18,746	18,160
INTEREST EXPENSE	Interest on deposits	696	855	1,431	1,759
	Interest on other borrowings	55	124	154	291
	Total interest expense	751	979	1,585	2,050
	Net interest income	8,772	8,116	17,161	16,110
	Provision for loan and lease losses	-	520	-	1,120
	Net interest income after provision	8,772	7,596	17,161	14,990
NONINTEREST	Gain on loans sold	151	129	330	248
INCOME	Trust department income	564	500	1,160	1,036
	Service fees on deposit accounts	1,602	1,642	3,167	3,290
	Brokerage fees	92	68	199	110
	Earnings on bank owned life insurance	114	216	201	335
	Gain on sale of securities	6	943	829	2,155
	Loss on foreclosed property	(29)	(112)	(168)	(526)
	Other non-interest income	120	(26)	231	91
	Total noninterest income	2,620	3,360	5,949	6,739
NONINTEREST	Salaries and employee benefits	4,525	4,430	8,997	8,703
EXPENSE	Net occupancy expense	533	521	1,056	989
	Depreciation expense	385	358	765	686
	Data processing expense	605	506	1,149	981
	Legal and professional fees	305	311	488	499
	Stationary and office supplies	71	72	145	121
	Advertising and promotions	288	292	541	586
	FDIC insurance premium expense	51	356	237	712
	Other real estate expense	18	47	39	158
	Other noninterest expense	1,376	1,523	2,845	2,735
	Total noninterest expenses	8,157	8,416	16,262	16,170
	Income before provision for income taxes	3,235	2,540	6,848	5,559
	Provision for income taxes	842	451	1,399	1,141
	Net income before noncontrolling interest - dividens on preferred stock of subsidiary	2,393	2,089	5,449	4,418
	Noncontrolling interest - dividends on preferred stock of subsidiary	8	8	8	8
	Net income for common shareholders	$2,385	$2,081	$5,441	$4,410
	Weighted average shares outstanding	5,133,051	5,330,000	5,155,779	5,330,000
	Earnings per share	$0.46	$0.39	$1.06	$0.83
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$ 2,385	$ 2,081	$ 5,441	4,410
Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of ($5,044) and $953 for 2013 and 2012, respectively for three months and net of taxes ($6,064) and $533 for six months	(8,058)	1,522	(9,687)	852
Less: reclassification adjustment for realized gains included in net income, net of taxes of ($2) and ($363), for 2013 and 2012, respectively for three months and net of taxes of ($319) and ($830) for six months	(4)	(580)	(510)	(1,325)
Change in unfunded portion of postretirement benefit obligations, net of tax of $ 1,038, $ 0 , for 2013 and 2012 respectively for three months and net of taxes of $1,008, $0 for six months	1,657	-	1,611	-

Other Comprehensive Income (Loss)	(6,404)	942	(8,586)	(473)

Comprehensive Income (Loss)	(4,019)	3,023	(3,145)	3,937
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total Comprehensive Income (Loss)	$ (4,019)	$ 3,023	$ (3,145)	3,937
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
		Six Months Ended June 30,
	(Dollars in Thousands)	2013	2012
OPERATING	Net income available for common shareholders	$ 5,441	$ 4,410
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan and lease losses	-	1,120
	Provision for depreciation and amortization of
	premises and equipment	765	686
	Deferred tax benefit	(160)	(50)
	Net securities gains	(829)	(2,155)
	Losses on loans sold	(322)	(248)
	Proceeds from sale of mortgage loans held for sale	18,064	14,165
	Funding of mortgage loans held for sale	(16,645)	(12,597)
	Loss on other real estate owned	168	526
	Gain (loss) on sale of assets	16	(10)
	Amortization of investment security premiums,
	net of accretion of discounts	670	2,128
	Increase in cash surrender value of life insurance contracts	(201)	(335)
	Decrease in other assets	1,394	806
	Increase in other liabilities	1,623	637
	Total adjustments	4,543	4,673
	Net cash provided by operating activities	9,984	9,083
INVESTING	Proceeds from sales of available-for-sale securities	137,150	339,076
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	32,658	35,045
	Proceeds from maturities and calls of held-to-maturity securities	1,835	2,770
	Purchases of available-for-sale securities	(187,475)	(425,115)
	Net increase in loans	(10,922)	(3,698)
	Proceeds from sale of other real estate owned	553	1,323
	Purchases of premises and equipment	(177)	(786)
	Purchase of life insurance policy	(485)	(2,086)
	Net cash (used in) investing activities	(26,863)	(53,471)
FINANCING	Net (decrease) increase in deposits	(11,128)	31,018
ACTIVITIES	Net increase in securities sold under agreements to repurchase	727	2,323
	Payments to FHLB borrowings	(7,000)	(7,000)
	Repurchase of common stock	(2,101)	-
	Cash dividends paid on common stock	(1,883)	(1,972)
	Net cash (used in) provided by financing activities	(21,385)	24,369
	Decrease in cash and cash equivalents	(38,264)	(20,019)
	Cash and cash equivalents at beginning of period	70,396	73,021
	Cash and cash equivalents at end of period	$ 32,132	$ 53,002
	Supplemental disclosures of cash flow information
	Interest paid	$ 1,548	$ 1,993
	Income taxes paid	655	1,563
	Loans to facilitate sale of other real estate owned	1,760	74
Real estate acquired in settlement of loans		312	1,191
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

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Corporation’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information in this regard.  The condensed consolidated balance sheet of the Corporation as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Corporation as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications:  Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year presentation.  These reclassifications had no effect on net income.

NOTE 2 –ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

            Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended June 30, 2013 and 2012, were as follows (dollars in thousands):

	Amounts Reclassified from AOCI Six Months Ended		Affected Line Item in the Statements of Income

	June 30, 2013	June 30, 2012
Unrealized gains on available-for-sale securities
	$ 829	$ 2,155	Gain on sale of securities
	829	2,155	Total reclassified amount before tax
	(319)	(830)	Tax expense
	$ 510	$ 1,325	Net reclassified amount

Amortization of defined benefit pension items
Prior service costs	$ -	$ -	Components are included in the computation of net periodic pension cost and presented in Note 7
Actuarial losses	(47)	-
	(47)	-	Total reclassified amount before tax
	18	-	Tax benefit
	$ (29)	$ -	Net reclassified amount

Total reclassifications out of AOCI	$ 481	$ 1,325

	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Income

Three Months Ended
	June 30, 2013	June 30, 2012
Unrealized gains (losses) on available-for-sale securities
	$ 6	$ 943	Realized gain (loss) on sale of securities

	6	943	Total reclassified amount before tax and noncontrolling interest
	(2)	(363)	Tax (expense) benefit
	$ 4	$ 580	Net reclassified amount

Amortization of defined benefit pension items
Prior service costs	$ -	$ -	Components are included in the computation of net periodic pension cost and presented in Note 7
Actuarial gains (losses)	-	-
	-	-	Total reclassified amount before tax
	-	-	Tax (expense) benefit
	$ -	$ -	Net reclassified amount

Total reclassifications out of AOCI	$ 4	$ 580

                The components of AOCI, included in shareholder’s equity, were as follows:

	June 30, 2013	December 31, 2012
Net unrealized (losses) gains on available-for-sale securities	$(10,832)	$5,747

Net defined benefit pension plan deferred amounts	5,538	2,920
	(5,294)	8,667

Tax effect	2,038	(3,337)

Accumulated other comprehensive (loss) income	$(3,256)	$5,330

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$ -	$ 106,033	$ -	$ 106,033
U.S. government sponsored agency mortgage backed securities	-	170,043	-	170,043
States and political subdivisions	-	49,566	-	49,566
Corporate bonds	-	21,336	-	21,336

Assets measured at fair value on a recurring basis as of December 31, 2012
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$144,017	$-	$144,017
U.S. government sponsored agency mortgage backed securities	-	133,718	-	133,718
States and political subdivisions	-	50,579	-	50,579
Corporate bonds	-	17,404	-	17,404

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There were no significant changes in the valuation techniques during the six months ended June 30, 2013.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, the Corporation obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  The Corporation reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other factors.  U.S. government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities and corporate bonds are classified as Level 2 inputs.

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$4,656	$5,079
Other real estate owned	-	-	1,499	1,499

December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$4,840	$4,840
Other real estate owned	-	-	3,385	3,385

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for collateral-dependent impaired loans for each of the six  months ended June 30, 2013 and 2012 were  approximately $342,000 and $1.4 million, respectively, and $3.3 million for the year ended December 31, 2012.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments for OREO for the six months ended June 30, 2013 and 2012 were approximately $250,000 and $454,000, respectively, and $1.2 million for the year ended December 31, 2012.

            Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are required annually and reviewed for accuracy and consistency by the Chief Credit Officer.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell.  Appraisers are selected from a list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

Fair Value at June 30, 2013		Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 4,656	Market comparable properties	Marketability discount	5.0% - 10.0% (6%)
Other real estate owned	$ 1,499	Market comparable properties	Marketability discount	5.0% - 10.0% (6%)

	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 4,840	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate owned	$ 3,385	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

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

Commitments to extend credit– The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair values of these commitments were not material for the periods presented.

The following table presents estimated fair values of the Corporation’s financial instruments as of June 30, 2013 and December 31, 2012, and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands):

June 30, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$16,388	$16,388	$-	$-
Interest-bearing deposits in other banks	5,444	5,444	-	-
Federal funds sold	10,300	10,300	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	346,978	-	346,978	-
Securities held-to-maturity	29,906	-	30,974	-
Loans held for sale	1,360	1,360	-	-
Loans, net	570,939	-		576,466
Accrued interest receivable	4,216	-	4,216	-
Financial liabilities
Non-interest bearing deposits	168,126	168,126	-	-
Interest bearing deposits	753,595	-	754,959	-
Repurchase agreements	17,795	-	17,795	-
Advances from Federal Home Loan Bank	3,100	-	3,114	-
Accrued interest payable	717	-	717	-

December 31, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$23,443	$23,443	$-	$-
Interest-bearing deposits in other banks	31,953	31,953	-	-
Federal funds sold	15,000	15,000	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	345,718	-	345,718	-
Securities held-to-maturity	31,755	-	33,420	-
Loans held for sale	2,456	2,456	-	-
Loans, net	558,350	-	-	572,277
Accrued interest receivable	4,060	-	4,060	-
Financial liabilities
Non-interest bearing deposits	169,136	169,136	-	-
Interest bearing deposits	763,713	-	766,043	-
Repurchase agreements	17,068	-	17,068	-
Advances from Federal Home Loan Bank	10,100	-	10,215	-
Accrued interest payable	754	-	754	-

NOTE 4 – SECURITIES

            The amortized cost and estimated fair value of securities at June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2013	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$ 111,722	$ -	$ 5,689	$ 106,033
U.S. Government sponsored agency mortgage backed securities	176,908	87	6,952	170,043
States and political subdivisions	47,950	1,748	132	49,566
Corporate bonds	21,231	311	206	21,336
	$ 357,811	$ 2,146	$ 12,979	$ 346,978
Held-to-maturity securities
States and political subdivisions	$ 29,906	$ 1,068	$ -	$ 30,974

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$ 143,897	$ 400	$ 280	$ 144,017
U.S. Government sponsored agency mortgage backed securities	131,917	1,856	55	133,718
States and political subdivisions	47,273	3,306	-	50,579
Corporate bonds	16,884	529	9	17,404
	$ 339,971	$ 6,091	$ 344	$ 345,718
Held-to-maturity securities
States and political subdivisions	$ 31,755	$ 1,665	$ -	$ 33,420

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2013 and December 31, 2012 was $275.0 million and $84.0 million, respectively, which was approximately 73% and 22%, respectively, of the Corporation’s available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of June 30, 2013 and December 31, 2012 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

            The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$ 106,033	$ 5,689	$ -	$ -	$ 106,033	$ 5,689
U.S. Government sponsored agency mortgage
backed securities	155,942	6,952			155,942	6,952
States and political subdivisions	2,627	132			2,627	132
Corporate bonds	10,255	206			10,255	206
	$ 274,857	$ 12,979	$ -	$ -	$ 274,857	$ 12,979

December 31, 2012	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$68,979	$280	$-	$-	$68,979	$280
U.S. Government sponsored agency mortgage
backed securities	12,881	55	-	-	12,881	55
Corporate bonds	1,719	9	-	-	1,719	9
Total	$83,579	$344	$-	$-	$83,579	$344

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
June 30, 2013	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$6,407	$6,503	$3,708	$3,783
One to five years	21,252	21,578	7,999	8,371
Five to ten years	133,486	128,329	15,251	15,756
After ten years	19,758	20,525	2,948	3,064
Mortgage-backed securities	176,908	170,043	-	-
Total	$357,811	$346,978	$29,906	$30,974

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $231.8 million at June 30, 2013 and $210.8 million at December 31, 2012.

The book value of securities sold under agreements to repurchase amounted to $25.0 million at June 30, 2013 and $26.5 million at December 31, 2012.

Gross gains of approximately $6,000 and $943,000 for the three month periods ending June 30, 2013 and 2012, respectively, and gross gains of approximately $829,000 and $2.2 million, for the six months ending June 30, 2013 and 2012, respectively, resulting from sales of available-for-sale securities were realized.  A loss of approximately $196,000 was included in the three and six-month periods ended June 30, 2013.  There were no losses for the three and six month periods ending June 30, 2012.

NOTE 5 – LOANS

            The following table presents the Corporation’s loans by class as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Commercial
Commercial and industrial	$ 86,567	$ 83,631
Non-farm, nonresidential real estate	177,125	167,565
Construction and development	39,716	36,323
Commercial loans secured by real estate	24,222	23,983
Other commercial	16,798	24,423
Total commercial	344,428	335,925
Residential
Consumer loans	10,951	11,621
Single family residential	198,527	196,349
Other retail	25,695	23,264
Total residential and consumer	235,173	231,234
	$ 579,601	$ 567,159

The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were approximately $750,000 and $626,000 at June 30, 2013 and December 31, 2012, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2013, approximately 34% of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

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

             Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower.  The Corporation had no loan that was 90 days or more past due that was not included in nonaccrual loans as of June 30, 2013 and December 31, 2012.

             The following tables provide details regarding the aging of the Corporation’s loan portfolio as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013	30 - 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
Retail
Consumer	$103	$-	$103	$10,848	$10,951
Single family residential	1,338	214	1,552	196,975	198,527
Other retail	36	-	36	25,659	25,695
Retail total	1,477	214	1,691	233,482	235,173
Commercial
Commercial and industrial	507	1,800	2,307	84,260	86,567
Non-farm, non-residential real estate	14	250	264	176,861	177,125
Construction and development	-	34	34	39,682	39,716
Commercial loans secured by real estate	66	204	270	23,952	24,222
Other commercial	-	1,327	1,327	15,471	16,798
Commercial total	587	3,615	4,202	340,226	344,428
Total	$2,064	$3,829	$5,893	$573,708	$579,601

December 31, 2012	30 - 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
Retail
Consumer	$112	$7	$119	$11,502	$11,621
Single family residential	3,543	387	3,930	192,419	196,349
Other retail	193	-	193	23,071	23,264
Retail total	3,848	394	4,242	226,992	231,234
Commercial
Commercial and industrial	618	1,457	2,075	81,556	83,631
Non-farm, non-residential real estate	666	448	1,114	166,451	167,565
Construction and development	160	-	160	36,163	36,323
Commercial loans secured by real estate	22	193	215	23,768	23,983
Other commercial	741	1,379	2,120	22,303	24,423
Commercial total	2,207	3,477	5,684	330,241	335,925
Total	$6,055	$3,871	$9,926	$557,233	$567,159

The following table summarizes the nonaccrual loans by loan type as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Retail
Consumer	$63	$11
Single family residential	2,541	3,541
Retail total	2,604	3,552
Commercial
Commercial and industrial	1,815	1,595
Nonfarm, non-residential real estate	776	1,372
Construction and development	-	50
Commercial loans secured by real estate	-	126
Other commercial	1,327	1,379
Commercial total	3,918	4,522
Total	$6,522	$8,074

Impaired loans are shown below.  The following tables summarize the impaired loans by loan type as of June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands):

						Average Recorded Investment
June 30, 2013	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Interest Paid	Interest Accrued
Commercial
Commercial and industrial	$2,225	$1,394	$229	$1,623	$34	$1,631	$1,642	$10	$67
Non-farm, non-residential real estate	3,282	1,681	1,125	2,806	285	2,832	2,862	76	81
Construction and development	492	325	167	492	62	618	729	17	19
Other commercial	3,771	3,382	184	3,566	83	3,569	3,639	97	121
Commercial total	9,770	6,782	1,705	8,487	464	8,650	8,872	200	288
Retail
Single family residential	1,060	187	716	903	172	983	1,010	27	29
Retail total	1,060	187	716	903	172	983	1,010	27	29
Total	$10,830	$6,969	$2,421	$9,390	$636	$9,633	$9,882	$227	$317

						Average Recorded Investment
December 31, 2012	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Interest Paid	Interest Accrued
Commercial
Commercial and industrial	$2,036	$1,076	$328	$1,404	$103	$2,428	$3,483	$74	$259
Non-farm, non-residential real estate	3,613	2,417	-	2,417	-	2,582	1,606	83	78
Construction and development	682	-	682	682	118	680	682	35	40
Other commercial	3,124	3,124	-	3,124		3,533	3,520	126	279
Commercial total	9,455	6,617	1,010	7,627	221	9,223	9,291	318	656
Retail
Single family residential	1,237	402	613	1,015	82	620	638	39	64
Retail total	1,237	402	613	1,015	82	620		39	64
Total	$10,692	$7,019	$1,623	$8,642	$303	$9,843	$9,291	$357	$720

						Average Recorded Investment
June 31, 2012	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Interest Paid	Interest Accrued
Commercial
Commercial and industrial	$4,795	$374	$3,436	$3,810	$167	$3,792	$4,318	$30	$180
Non-farm, non-residential real estate	3,203	1,219	-	1,219	-	1,215	1,978	66	123
Construction and development	719	-	719	719	53	719	670	37	36
Other Commercial	1,379	-	1,379	1,379	-	3,107	1,379	134	45
Commercial total	10,096	1,593	5,534	7,127	220	8,833	8,345	267	384
Retail
Single family residential	3,418	2,344	637	2,981	105	1,249	3,018	66	157
Other retail	-	-	-	-	-	-	-	-	-
Retail total	3,418	2,344	637	2,981	105	1,249	3,018	66	157
Total	$13,514	$3,937	$6,171	$10,108	$325	$10,082	$11,363	$333	$541

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

During the six months ended June 30, 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  There were no troubled debt restructuring loans that subsequently defaulted during the six months ended June 30, 2013, 2012 or year ended December 31, 2012.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six month periods ended June 30, 2013, 2012 and year ended December 31, 2012 (dollars in thousands):

	Three Months Ended June 30, 2013
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Retail:
Single family residential	1	$ 36	$ 5
Consumer	2	4

Total trouble debt restructurings	3	$ 40	$ 5

	Six Months Ended June 30, 2013
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
	Loans	Balance	Modifications
Retail:
Single family residential	2	$ 168	$ 5
Consumer	2	4	-
Total trouble debt restructurings	4	$ 172	$ 5

	Year Ended December 31, 2012
		Post-
		Modification	Net Charge-offs
	Number of	Outstanding	Resulting from
	Loans	Balance	Modifications
Commercial:
Commercial and industrial	1	$ 8	$ -
Nonfarm, non-residential real estate	1	361	-
Retail:
Consumer	1	3	-
Single family residential	3	237	-
Total trouble debt restructurings	6	$ 609	$ -

	Three Months Ended June 30, 2012
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Retail:
Single family residential	2	$ 158	$ -

Total trouble debt restructurings	2	$ 158	$ -

	Six Months Ended June 30, 2012
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
	Loans	Balance	Modifications
Commercial:
Commercial and industrial	3	$554	$197

Retail:
Single family residential	2	158	-
Total trouble debt restructurings	5	$712	$197

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

  The credit extension is considered sound.  However, elements may be present which suggest the borrower may not be free from temporary impairments in the future.

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

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non-Residential Real Estate	Construction and Development	Commercial Loans Secured by Residential Real Estate	All Other Commercial	Commercial Loan Totals

Pass	$82,429	$171,615	$39,207	$22,197	$15,287	$330,735
Special mention	2,255	3,649	-	386	-	6,290
Substandard	807	1,861	509	1,639	184	5,000
Doubtful	1,076	-	-	-	1,327	2,403
Totals	$86,567	$177,125	$39,716	$24,222	$16,798	$344,428

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer	Single Family Residential**	Other Retail	Retail Loan Totals
Performing	$10,938	$195,390	$25,584	$231,912
Non-performing*	13	3,137	111	3,261
Totals	$10,951	$198,527	$25,695	$235,173

December 31, 2012
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non-Residential Real Estate	Construction and Development	Commercial Loans Secured by Residential Real Estate	Other Commercial	Commercial Loan Totals

Pass	$81,560	$164,290	$35,543	$21,660	$22,857	$325,910
Special mention	269	815	98	398	-	1,580
Substandard	726	2,460	682	1,925	187	5,980
Doubtful	1,076	-	-	-	1,379	2,455
Totals	$83,631	$167,565	$36,323	$23,983	$24,423	$335,925

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer	Single Family Residential**	Other Retail	Retail Loan Totals
Performing	$11,610	$192,808	$23,131	$227,549
Non-performing*	11	3,541	133	3,685
Totals	$11,621	$196,349	$23,264	$231,234
*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due. For the purposes of this calculation, all loans rated at or below Substandard (RR7) are classified as non-performing.
**Single-family residential loans includes first mortgages, closed-end second mortgages, residential construction loans and home equity lines of credit.

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

The ALLL is maintained at a level considered adequate to provide for the losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

The following tables summarize the allocation in the ALLL by loan segment for the three and six months ended June 30, 2013 and June 30, 2012 and the year ended December 31, 2012 (dollars in thousands):

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 3/31/13	$ 7,340	$ 1,143	$ 174	$ 8,657
Less: Charge-offs	(1)	-	(1)	(2)
Add: Recoveries	3	4	-	7
Add: Provisions	(179)	158	21	-
Ending ALLL balance -6/30/13	$ 7,163	$ 1,305	$ 194	$ 8,662

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 12/31/12	$ 7,528	$ 1,109	$ 172	$ 8,809
Less: Charge-offs	(145)	(12)	(15)	(172)
Add: Recoveries	13	4	8	25
Add: Provisions	(233)	204	29	-
Ending ALLL balance -6/30/13	$ 7,163	$ 1,305	$ 194	$ 8,662

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance -3/31/12	$ 7,008	$ 1,521	$ 170	$ 8,699
Less: Charge-offs	(516)	(41)	-	(557)
Add: Recoveries	108	1	1	110
Add: Provisions	449	83	(12)	520
Ending ALLL balance -6/30/12	$ 7,049	$ 1,564	$ 159	$ 8,772

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance -12/31/11	$ 6,895	$ 2,113	$ 192	$ 9,200
Less: Charge-offs	(1,532)	(147)	(5)	(1,684)
Add: Recoveries	131	2	3	136
Add: Provisions	1,555	(404)	(31)	1,120
Ending ALLL balance -6/30/12	$ 7,049	$ 1,564	$ 159	$ 8,772

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 1/1/12	$ 6,895	$ 2,113	$ 192	$ 9,200
Less: Charge-offs	(1,690)	(176)	(19)	(1,885)
Add: Recoveries	364	2	8	374
Add: Provisions	1,959	(830)	(9)	1,120
Ending ALLL balance - 12/31/12	$ 7,528	$ 1,109	$ 172	$ 8,809

The following tables detail the amount of the ALLL allocated to each portfolio segment as of June 30, 2013, December 31, 2012 and June 30, 2012, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
June 30, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$ 464	$ 172	$ -	$ 636
Loans collectively evaluated for impairment	6,699	1,133	194	8,026
Total	$ 7,163	$ 1,305	$ 194	$ 8,662

		Residential	Consumer and
December 31, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$ 221	$ 82	$ -	$ 303
Loans collectively evaluated for impairment	7,307	1,027	172	8,506
Total	$ 7,528	$ 1,109	$ 172	$ 8,809

		Residential	Consumer and
June 30, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$ 220	$ 105	$ -	$ 325
Loans collectively evaluated for impairment	6,829	1,459	159	8,447
Total	$ 7,049	$ 1,564	$ 159	$ 8,772

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
June 30, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$ 8,487	$ 903	$ -	$ 9,392
Loans collectively evaluated for impairment	335,941	197,624	36,646	570,209
Ending Balance	$ 344,428	$ 198,527	$ 36,646	$ 579,601

`		Residential	Consumer and
December 31, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$ 7,627	$ 1,015	$ -	$ 8,642
Loans collectively evaluated for impairment	328,298	195,334	34,885	558,517
Ending Balance	$ 335,925	$ 196,349	$ 34,885	$ 567,159

		Residential	Consumer and
June 30, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$ 7,127	$ 2,981	$ -	$ 10,108
Loans collectively evaluated for impairment	285,260	209,682	13,637	508,579
Ending Balance	$ 292,387	$ 212,663	$ 13,637	$ 518,687

NOTE 6 – BORROWED FUNDS

The Corporation is a party to the Blanket Agreement for Advances and Security Agreement, dated June 20, 2006 (the “Blanket Agreement”), with the FHLB of Cincinnati.  Advances made to the Corporation under the Blanket Agreement are collateralized by the FHLB stock and qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed. These collateralization matters are outlined in the Blanket Agreement.  The advance matures at September 2013 with an interest rate of 2.61%.

The Corporation also has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of June 30, 2013 or December 31, 2012.

NOTE 7 – POST-RETIREMENT BENEFIT PLAN

	Six months ended
(dollars in thousands)	June 30, 2013	June 30, 2012
Service cost	$86	$46
Interest cost	240	184
Amortization of net loss	47	-
Net periodic pension cost	$373	$230

            The Corporation amended its defined benefit post-retirement health care plan subsequent to December 31, 2012.  Effective July 1, 2013, employees retiring after that date are not eligible to receive post-retirement medical insurance coverage.  The Corporation will pay qualifying employees a retirement bonus equal to $20,000 to employees (i) who were hired prior to March 20, 2007; (ii) who retire on or after July 1, 2013; (iii) who are at least age 59 ½ at the time of retirement; and (iv) who have at least twenty-five years of service.  The bonus will be paid in a lump sum cash payment within sixty days after retirement.  The change has resulted in a negative plan amendment of $2.6 million.

Current retirees who retired prior to July 1, 2007 will retain their insurance coverage under the current plan structure as of March 30, 2013.  For employees retiring between July 1, 2007 and June 30, 2013 the Corporation made changes to eligibility and the amounts of required premiums based on age and years of service at the time of retirement.

The Corporation contributed approximately $111,000 and $105,000 to the plan for the six month periods ending June 30, 2013 and 2012, respectively.

The following tables provide further information about the plan for the six months ended June 30, 2012 and year ended December 31, 2012 (dollars in thousands):

	Post Retirement Benefits
	June 30, 2013	December 31, 2012
Change in benefit obligation
Benefit obligation at beginning of period	$7,421	$4,572
Service Cost	86	91
Interest Cost	240	351
Plan participants contributions	161	105
Actuarial loss	-	2,616
Benefits paid	(272)	(314)
Plan amendment	(2,665)	-
Benefit obligation at end of period	$4,971	$7,421

	June 30, 2012	December 31, 2012
Change in plan assets
Fair value of plan assets at beginning of period	$-	$-
Employer contribution	111	209
Plan participant contributions	161	105
Benefits paid	(272)	(314)
Fair value of plan assets at end of period	$-	$-

	June 30, 2013	December 31, 2012
Funded status	$(4,971)	$(7,421)
Unrecognized net actuarial loss	2,873	2,920
Accrued benefit cost recorded in accrued liabilities	$(2,098)	$(4,501)

Amounts recognized in AOCI not yet recognized as components of net periodic benefit cost consist of:
	June 30, 2013	December 31, 2012
Unrecognized net actuarial loss	$2,873	$2,920
Unrecognized prior service credit	2,665	-
Total (before tax effects)	$5,538	$2,920

	June 30, 2013	December 31, 2012
A reconciliation of other comprehensive income is as follows:
Other comprehensive income at beginning of year	$2,920	$305
Amortization of net loss included in net periodic benefit cost	(47)	-
Net actuarial loss during the period	-	2,615
Unrecognized prior service credit	2,665
	$5,538	$2,920

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

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax loss, or a Tax Credit Carryforward Exists (Topic 740-10) – a consensus of the FASB Emerging Issues Task Force.”  ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective is to eliminate diversity in practice resulting from a lack of guidance on this topic.  ASU 2013-11 is effective for the Corporation after December 15, 2013 and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and non-accrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, payments on advances from the FHLB, risk rating classifications of loans, calculation of our ALLL, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs, the realization of deferred income tax assets and the impact of remedial actions to address the material weaknesses in internal control over financial reporting.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the States of Tennessee and Alabama where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Corporation’s ability to pay dividends, the availability of additional capital on favorable terms, the Corporation’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

 EXECUTIVE OVERVIEW

At June 30, 2013, the consolidated total assets of the Corporation were $1.1 billion, its consolidated total loans were $579.6 million, its total deposits were $921.7 million and its total shareholders' equity was $107.5 million.  The Corporation’s loan portfolio at June 30, 2013 reflected an increase of $12.4 million, or 2.2%, compared to December 31, 2012.  Total deposits decreased $11.1 million, or 1.2%, and shareholders’ equity decreased by 6.2% during the first six months of 2013.

Financial Condition

Average earning assets for the quarter ended June 30, 2013 increased 4.9%, or $46.3 million, from average earning assets for the quarter ended December 31, 2012.  Average overnight investments for the quarter ended June 30, 2013 decreased 4.1% compared to the quarter ended December 31, 2012.  Average investment securities for the quarter ended June 30, 2013 increased 4.0% compared to the quarter ended December 31, 2012.  Average total assets increased 4.1% or $43.1 million, from $1.054 billion for the quarter ended December 31, 2012 to $1.097 billion for the quarter ended June 30, 2013.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At June 30, 2013, the Corporation's investment securities portfolio had $347.0 million of available-for-sale securities, which are valued at fair market value, and $29.9 million of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $345.7 million of available-for-sale securities and $31.8 million of held-to-maturity securities as of December 31, 2012.

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

Loan volume increased in the first six months of 2013 with total loans increasing by $12.4 million, or 2.2%, during the six-month period.  Commercial loans increased by $8.5 million, or 2.5%, in the same period, and the retail portfolio decreased by $3.9 million, or 1.7%.  At $579.6 million, total loans outstanding increased by $60.9 million, or 11.7%, at June 30, 2013 compared to June 30, 2012.  Loan demand has shown an improvement during the six months ended June 30, 2013, especially in the commercial portfolio.

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

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Corporation's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Corporation identifies and monitors assets that need special attention.  At June 30, 2013, this process identified loans totaling $6.3 million that were classified as other assets especially mentioned compared to loans totaling $1.6 million at December 31, 2012.  Loans totaling $5.0 million were classified as substandard at June 30, 2013, compared to loans totaling $6.0 million at December 31, 2012.  Loans totaling $2.5 million were classified as doubtful at June 30, 2013 and December 31, 2012.

             Loans having average recorded investments of $9.6 million and $9.9 million at June 30, 2013 and December 31, 2012, respectively, have been identified as impaired.  Nonaccrual loans amounting to $6.5 million and $8.1 million at June 30, 2013 and December 31, 2012, respectively, were not accruing interest.

Deposits

            The Corporation does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Corporation's average deposits increased 5.5% during the first six months of 2013 compared to an increase of 8.2% in the first six months of 2012.  Average total noninterest-bearing deposits were 17.8% of total deposits at June 30, 2013, contributing to the Corporation's low cost of deposits, compared to 16.8% at December 31, 2012.

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

            Under federal regulatory standards, to be “well-capitalized,” the Corporation’s and the Bank’s Tier 1 Risk-Based Capital Ratio (ratio of Tier 1 Capital to risk-weighted assets) must be at least 6%, its Total Risk-Based Capital Ratio (ratio of total capital to risk-weighted assets) must be at least 10%, and its Tier 1 Leverage Capital Ratio (ratio of Tier 1 Capital to average assets) must be at least 5%.  Equity capital (net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries and certain classes of preferred stock) and other certain equity-like instruments are considered Tier 1 Capital.  Tier 2 Capital consists of core capital plus supplementary or temporary capital such as subordinated debt, some types of preferred stock, and a defined percentage of the ALLL

            As of June 30, 2013, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.1%, 15.4%, and 9.2%, respectively, compared to 14.2%, 15.5%, and 9.4% at December 31, 2012. At June 30, 2013, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.5%, 15.7% and 9.4%, respectively, compared to 14.5%, 15.8%, and 9.7% at December 31, 2012.  Management believes, as of June 30, 2013, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Corporation historically have been financed with retained earnings and deposits received.

            The Corporation and the Bank are subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Corporation to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.  The Corporation’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Corporation’s Asset/Liability Committee and results are reported to the Corporation’s Board of Directors.

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

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At June 30, 2013, the Corporation had $78.3 million in borrowing capacity.

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

           These calculated amounts are determined by assessing loans identified as not in compliance with loan agreements.  These loans are generally in two different risk groups.  One group consists of unique loans (commercial loans, including those loans considered impaired), and the second group consists of pools of homogenous loans (generally retail and mortgage loans).  The calculation for unique loans is based primarily on risk rating grades assigned to each of these loans as a result of the Corporation’s loan management and review processes.  Each risk-rating grade is assigned a loss ratio, which is determined based on the experience of management, discussions with banking regulators and the independent loan review process.  The amount allocated for an impaired loan is based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value.  Historical data, including actual loss experience on specific types of homogenous loans, is used to allocate amounts for loans or groups of loans meeting the specified criteria.  Management has implemented procedures that give more detailed historical data by category of retail and consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

Results of Operations

Total interest income for the six months ended June 30, 2013 was $18.7 million compared to $18.2 million for the six months ended June 30, 2012.  Interest and fees earned on loans and investments are the primary components of total interest income.  Interest and fees earned on loans were $14.3 million, an increase of approximately $328,000, or 2.4%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Increased loan volume is the main reason for the increase in interest and fees earned on loans.  Interest earned on investment securities and other earning assets was $4.5 million, an increase of approximately $258,000, or 6.1%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

            Total interest expense in the six months ended June 30, 2013 was $1.6 million, a decrease of approximately $465,000, or 22.7%, compared to the six months ended June 30, 2012.  The lower interest rates for certificates of deposits and public funds during the second quarter of 2013 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning July 1, 2013 and ending June 30, 2015 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 7.0%, or a decrease in net interest income of $2.3 million by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at June 30, 2013, December, 31, 2012 and June 30, 2012, was 3.64%, 3.66% and 3.65%, respectively.  The decrease during the first six months of 2013 was due, in part, to lower rates on loans.

            No additions were made to the provision for loan losses in the second quarter of 2013, compared to additions of approximately $1.1 million in the second quarter of 2012.  This decrease was primarily because of the net charge-off ratios trending down.  During the six months ended June 30, 2013, net charge-offs were approximately $172,000, compared to $1.7 million for the six months ended June 30, 2012.

            Noninterest income was $6.0 million, a decrease of approximately $790,000, or 11.7%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The gain on sales of securities for the six months ended June 30, 2013 and 2012 was approximately $829,000 and $2.2 million, respectively, which accounted for most of the decrease in noninterest income over the six-month periods.

            Noninterest expense, excluding the provision for loan losses, was $16.3 million in the six months ended June 30, 2013, an increase of approximately $100,000, or 0.6%, as compared to noninterest expense for the six months ended June 30, 2012.  An increase in salary and benefits was the primary contributor to the slightly higher noninterest expense.

Net income for the six months ended June 30, 2013 was $5.4 million, compared to $4.4 million for the six months ended June 30, 2012.  The Corporation earned $1.06 per share for the six months ended in June 30, 2013, compared to $0.83 per share for the six months ended June 30, 2012.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at June 30, 2013 were $118.2 million and $11.7 million, respectively.

At June 30, 2013, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2013, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting, except for the remediation efforts that management commenced during the second quarter of 2013 related to the material weaknesses in internal control over financial reporting identified as of December 31, 2012 and reported on in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. Following management’s determination of the material weaknesses, management promptly began taking the following remedial actions:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the second quarter of 2013:

CORPORATION’S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2013	-	-	-	-
May 1 – May 31, 2013	-	-	-	-
June 1 – June 30, 2013	46,664	$23.00	-	-
Total	46,664*	$23.00	-	-

         *Purchased through negotiated transactions with several third-party sellers.

 Item 5.  Other Information.

Management made the decision to close the Chapel Hill, Tennessee Office effective October 11, 2013. All loan and deposit accounts will be moved to the Lewisburg, Tennessee office, which is approximately 15 miles from the Chapel Hill office.

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

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date August 9, 2013	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date August 9, 2013	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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