Form 10-Q
period 2013-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2013-11-08
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of November 8, 2013, the registrant had 5,053,822 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of First Farmers and Merchants Corporation (the “Corporation”) are included in this Report:

Condensed consolidated balance sheets – September 30, 2013 and December 31, 2012.

Condensed consolidated statements of income - For the three and nine months ended September 30, 2013 and September 30, 2012.

Condensed consolidated statements of comprehensive income (loss) - For the three and nine months ended September 30, 2013 and September 30, 2012.

Condensed consolidated statements of cash flows - For the nine months ended September 30, 2013 and September 30, 2012.

Selected notes to condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
		Sept. 30,	December 31,
		2013	2012
	(Dollars in Thousands, Except Per Share Data)	(unaudited)	(1)
ASSETS	Cash and due from banks	$22,328	$23,443
	Interest-bearing due from banks	9,680	31,953
	Federal funds sold	10,790	15,000
	Total cash and cash equivalents	42,798	70,396
	Securities
	Available-for-sale (amortized cost $352,567 and $339,971
	as of September 30, 2013 and December 31, 2012, respectively)	339,762	345,718
	Held-to-maturity (fair market value $29,734 and $33,420
	as of September 30, 2013 and December 31, 2012, respectively)	28,810	31,755
	Total securities	368,572	377,473
	Loans, net of deferred fees	591,796	567,159
	Allowance for loan and lease losses	(8,656)	(8,809)
	Net loans	583,140	558,350
	Bank premises and equipment, net	25,012	26,417
	Other real estate owned	2,907	5,678
	Bank owned life insurance	25,875	25,112
	Goodwill	9,018	9,018
	Other assets	21,095	17,919
	TOTAL ASSETS	$1,078,417	$1,090,363
LIABILITIES	Deposits
	Noninterest-bearing	$180,851	$169,136
	Interest-bearing	755,185	763,713
	Total deposits	936,036	932,849
	Securities sold under agreements to repurchase	21,027	17,068
	Accounts payable and accrued liabilities	13,934	15,755
	Federal Home Loan Bank advances	-	10,100
	TOTAL LIABILITIES	970,997	975,772
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,053,822 and 5,180,000 shares issued
	and outstanding as of September 30, 2013 and
	December 31, 2012, respectively	50,538	51,800
	Retained earnings	61,340	57,366
	Accumulated other comprehensive income (loss), net of tax	(4,553)	5,330
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	107,325	114,496
	Non-controlling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	107,420	114,591
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$1,078,417	$1,090,363
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Derived from audited financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	(Dollars in Thousands, Except Share and Per Share Data)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
INTEREST AND	Interest and fees on loans	$7,219	$6,934	$21,495	$20,882
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,332	1,338	4,151	3,772
	Exempt from federal income tax	717	762	2,200	2,349
	Other interest and dividend income	60	80	228	271
	Total interest income	9,328	9,114	28,074	27,274
INTEREST EXPENSE	Interest on deposits	642	812	2,073	2,571
	Interest on other borrowings	37	105	191	396
	Total interest expense	679	917	2,264	2,967
	Net interest income	8,649	8,197	25,810	24,307
	Provision for loan and lease losses	-	-	-	1,120
	Net interest income after provision	8,649	8,197	25,810	23,187
NONINTEREST	Gain on loans sold	75	126	405	374
INCOME	Trust department income	550	518	1,710	1,554
	Service fees on deposit accounts	1,689	1,667	4,856	4,957
	Brokerage fees	72	51	271	161
	Earnings on bank owned life insurance	77	198	278	533
	Gain on sale of securities	0	18	829	2,173
	Loss on foreclosed property	(75)	(471)	(243)	(997)
	Other non-interest income	121	169	352	260
	Total noninterest income	2,509	2,276	8,458	9,015
NONINTEREST	Salaries and employee benefits	4,293	4,361	13,290	13,064
EXPENSE	Net occupancy expense	509	497	1,565	1,486
	Depreciation expense	373	360	1,138	1,046
	Data processing expense	579	498	1,729	1,479
	Legal and professional fees	302	258	790	757
	Stationary and office supplies	87	87	232	208
	Advertising and promotions	266	280	807	866
	FDIC insurance premium expense	336	402	573	1,114
	Other real estate expense	8	84	47	242
	Other noninterest expense	1,569	1,318	4,413	4,053
	Total noninterest expenses	8,322	8,145	24,584	24,315
	Income before provision for income taxes	2,836	2,328	9,684	7,887
	Provision for income taxes	779	373	2,178	1,514
	Net income before non-controlling interest - dividends on preferred stock of subsidiary	2,057	1,955	7,506	6,373
	Non-controlling interest-dividends on preferred stock subsidiary	-	-	8	8
	Net income for common shareholders	$2,057	$1,955	$7,498	$6,365
	Weighted average shares outstanding	5,086,469	5,328,002	5,132,422	5,329,334
	Earnings per common share	$0.40	$0.37	$1.46	$1.19
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss) (unaudited)

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$2,057	$1,955	$7,498	$6,365
Comprehensive Income (Loss):
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of ($759) and $1,197 for the three months ended September 30, 2013 and 2012, respectively, and net of taxes of ($6,823) and $1,730 for the nine months ended September 30, 2013 and 2012, respectively	(1,213)	1,911	(10,899)	2,763
Less: reclassification adjustment for realized gains included in net income, net of taxes of ($0) and ($7), for the three months ended September 30, 2013 and 2012, respectively, and net of taxes of ($319) and ($837) for the nine months ended September 30, 2013 and 2012, respectively	-	(11)	(510)	(1,336)
Change in the unfunded portion of postretirement benefit obligations, net of taxes of ($53) and ($0), for the three months ended September 30, 2013 2013 and 2012, respectively, and net of taxes of $956 and $0 for the nine months ended September 30, 2013 and 2012, respectively	(84)	-	1,526	-

Other Comprehensive Income (Loss)	(1,297)	1,900	(9,883)	1,427

Comprehensive Income (Loss)	760	3,855	(2,385)	7,792
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total Comprehensive Income (Loss)	$760	$3,855	$(2,385)	$7,792
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
		Nine months ended September 30,
	(Dollars in Thousands)	2013	2012
OPERATING	Net income available for common shareholders	$7,498	$6,365
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities:
	Provision for loan losses	-	1,120
	Provision for depreciation and amortization of
	premises and equipment	1,138	1,046
	Deferred taxes	626	(374)
	Net securities gains	(829)	(2,173)
	Gains on loans sold	(405)	(374)
	Proceeds from sale of mortgage loans held for sale	19,112	21,265
	Funding of mortgage loans held for sale	(16,648)	(20,071)
	Loss on other real estate owned	243	997
	(Gain) loss on sale of assets	15	(10)
	Amortization of investment security premiums,
	net of accretion of discounts	1,039	2,969
	Increase in cash surrender value of life insurance contracts	(278)	(533)
	Decrease in:
	Other assets	1,148	1,008
	Increase in:
	Other liabilities	661	542
	Total adjustments	5,822	5,412
	Net cash provided by operating activities	13,320	11,777
INVESTING	Proceeds from sales of available-for-sale securities	137,150	339,076
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	38,989	55,671
	Proceeds from maturities and calls of held-to-maturity securities	2,925	3,000
	Purchases of investment securities
	available-for-sale	(188,925)	(426,674)
	Net increase in loans	(23,164)	(26,804)
	Proceeds from sale of other real estate owned	902	1,280
	Purchases of premises and equipment	(570)	(786)
	Purchase of life insurance policy	(485)	(2,159)
	Net cash used in investing activities	(33,178)	(57,396)
FINANCING	Net increase in deposits	3,187	31,099
ACTIVITIES	Net increase in securities sold under agreements to repurchase	3,959	3,739
	Payments to FHLB borrowings	(10,100)	(7,000)
	Repurchase of common stock	(2,903)	(1,150)
	Cash dividends paid on common stock	(1,883)	(1,972)
	Net cash (used in) provided by financing activities	(7,740)	24,716
	Decrease in cash and cash equivalents	(27,598)	(20,903)
	Cash and cash equivalents at beginning of period	70,396	73,021
	Cash and cash equivalents at end of period	$42,798	$52,118
	Supplemental disclosures of cash flow information
	Cash paid during the period for:
	Interest on deposits and borrowed funds	$2,162	$2,843
	Income taxes	1,945	635
	Loans to facilitate sale of other real estate owned	1,905	1,774
	Real estate acquired in settlement of loans	312	1,355
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Corporation’s management, necessary to fairly present the financial position, results of operations and cash flows of the Corporation.  Those adjustments consist only of normal recurring adjustments. All significant intercompany transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Corporation’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information in this regard.  The condensed consolidated balance sheet of the Corporation as of December 31, 2012 included in this quarterly report on Form 10-Q has been derived from the audited consolidated balance sheet of the Corporation as of that date.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications:  Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to the current year’s presentation.  These reclassifications had no effect on net income.

NOTE 2 –ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

            Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended September 30, 2013 and 2012, were as follows (dollars in thousands):

	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Income

	Three Months Ended
	September 30, 2013	September 30, 2012
Unrealized gains (losses) on available-for-sale securities
	$-	$18	Realized gain on sale of securities

	-	18	Total reclassified amount before tax and noncontrolling interest
	-	(7)	Tax expense
	$-	$11	Net reclassified amount

Amortization of defined benefit pension items
Prior service costs	$(65)	$-	Components are included in the computation of net periodic pension cost and presented in Note 7
Actuarial gains (losses)	(47)	-
	(112)	-	Total reclassified amount before tax
	43	-	Tax expense
	$(69)	$-	Net reclassified amount

Total reclassifications out of AOCI	$(69)	$11

	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Income

	Nine Months Ended
	September 30, 2013	September 30, 2012
Unrealized gains (losses) on available-for-sale securities
	$829	$2,173	Realized gain (loss) on sale of securities
	-	-	Other-than-temporary losses on investments
	829	2,173	Total reclassified amount before tax and noncontrolling interest
	(319)	(837)	Tax (expense) benefit
	$510	$1,336	Net reclassified amount

Amortization of defined benefit pension items
Prior service costs	$(65)	$-	Components are included in the computation of net periodic pension cost and presented in Note 6
Actuarial gains (losses)	(141)	-
	(206)	-	Total reclassified amount before tax
	79	-	Tax (expense) benefit
	$(127)	$-	Net reclassified amount

Total reclassifications out of AOCI	$383	$1,336

                The components of AOCI included in shareholder’s equity were as follows:

	September 30, 2013	December 31, 2012
Net unrealized (losses) gains on available-for-sale securities	$(12,806)	$5,747

Net defined benefit pension plan deferred amounts	5,403	2,920
Total	(7,403)	8,667

Tax effect	2,850	(3,337)

Accumulated other comprehensive (loss) income	$(4,553)	$5,330

NOTE 3 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy prescribed by ASC Topic 820 is as follows:

  Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities.

  Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, market consensus, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data through correlation or other means.

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and the level within the fair value hierarchy utilized to measure the fair value of each class of asset (dollars in thousands):

September 30, 2013
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$106,490	$-	$106,490
U.S. government sponsored agency mortgage backed securities	-	163,848	-	163,848
States and political subdivisions	-	48,327	-	48,327
Corporate bonds	-	21,097	-	21,097

December 31, 2012
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$144,017	$-	$144,017
U.S. government sponsored agency mortgage backed securities	-	133,718	-	133,718
States and political subdivisions	-	50,579	-	50,579
Corporate bonds	-	17,404	-	17,404

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There were no significant changes in the valuation techniques during the nine months ended September 30, 2013.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, the Corporation obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement.  The Corporation reviews the pricing quarterly to verify the reasonableness of the pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other factors.  U.S. government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities and corporate bonds are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$325	$325
Other real estate owned	-	-	1,424	1,424

December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral dependent)	$-	$-	$4,840	$4,840
Other real estate owned	-	-	3,385	3,385

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for collateral-dependent impaired loans for each of the nine  months ended September 30, 2013 and 2012 were  approximately $72,000 and $1.0 million, respectively, and $3.3 million for the year ended December 31, 2012.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO is subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments for OREO for the nine months ended September 30, 2013 and 2012 were approximately $325,000 and $914,000, respectively, and $1.2 million for the year ended December 31, 2012.

            Appraisals of OREO are obtained when the real estate is acquired and subsequently annually or as deemed necessary by the Chief Credit Officer and reviewed for accuracy and consistency by the Chief Credit Officer.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell.  Appraisers are selected from a list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

	Fair Value at September 30, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$325	Market comparable properties	Marketability discount	5.0% - 10.0% (6%)
Other real estate owned	$1,424	Market comparable properties	Marketability discount	5.0% - 10.0% (6%)
	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$4,840	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate owned	$3,385	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

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

Federal Home Loan Bank stock – The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption terms provided by the FHLB.

Federal Reserve Bank stock – The carrying value of Federal Reserve Bank stock approximates fair value based on the redemption terms provided by the Federal Reserve Bank.

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

Loans (net of the allowance for loan and leases losses) – The fair values of fixed rate loans and variable rate mortgage loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  For other variable rate loans, the carrying amount approximates fair value.

11

Accrued interest receivable – The carrying amount approximates fair value.

Deposits – The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  For deposits including demand deposits, savings accounts, NOW accounts and certain money market accounts the carrying value approximates fair value.

Repurchase agreements – The fair value is estimated by discounting future cash flows using current rates.

Advances from FHLB – The fair value of these fixed-maturity advances is estimated by discounting future cash flows using rates currently offered for advances of similar remaining maturities.

Accrued interest payable – The carrying amount approximates fair value.

Commitments to extend credit– The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.  The fair values of these commitments were not material for the periods presented in the accompanying financial statements.

The following table presents estimated fair values of the Corporation’s financial instruments as of September 30, 2013 and December 31, 2012, and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands):

September 30, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$22,328	$22,328	$-	$-
Interest-bearing deposits in other banks	9,680	9,680	-	-
Federal funds sold	10,790	10,790	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	339,762	-	339,762	-
Securities held-to-maturity	28,810	-	29,734	-
Loans held for sale	391	391	-	-
Loans, net	583,140	-	-	592,732
Accrued interest receivable	4,561	-	4,561	-
Financial liabilities
Non-interest bearing deposits	180,851	180,851	-	-
Interest bearing deposits	755,185	-	756,554	-
Repurchase agreements	21,027	-	21,027	-
Accrued interest payable	652	-	652	-

December 31, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$23,443	$23,443	$-	$-
Interest-bearing deposits in other banks	31,953	31,953	-	-
Federal funds sold	15,000	15,000	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	345,718	-	345,718	-
Securities held-to-maturity	31,755	-	33,420	-
Loans held for sale	2,456	2,456	-	-
Loans, net	558,350	-	-	572,277
Accrued interest receivable	4,060	-	4,060	-
Financial liabilities
Non-interest bearing deposits	169,136	169,136	-	-
Interest bearing deposits	763,713	-	766,043	-
Repurchase agreements	17,068	-	17,068	-
Advances from Federal Home Loan Bank	10,100	-	10,215	-
Accrued interest payable	754	-	754	-

NOTE 4 – SECURITIES

            The amortized cost and estimated fair value of securities at September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2013	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$112,871	$-	$6,381	$106,490
U.S. Government sponsored agency mortgage backed securities	171,912	30	8,094	163,848
States and political subdivisions	46,877	1,572	122	48,327
Corporate bonds	20,907	320	130	21,097
	$352,567	$1,922	$14,727	$339,762
Held-to-maturity securities
States and political subdivisions	$28,810	$924	$-	$29,734

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$143,897	$400	$280	$144,017
U.S. Government sponsored agency mortgage backed securities	131,917	1,856	55	133,718
States and political subdivisions	47,273	3,306	-	50,579
Corporate bonds	16,884	529	9	17,404
	$339,971	$6,091	$344	$345,718
Held-to-maturity securities
States and political subdivisions	$31,755	$1,665	$-	$33,420

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2013 and December 31, 2012 was $275.0 million and $84.0 million, respectively, which was approximately 74% and 22%, respectively, of the Corporation's available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of September 30, 2013 and December 31, 2012 indicated that all impairment was considered temporary, was market driven due primarily to fluctuations in market interest rates and was not credit-related.

            The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$ 106,490	$ 6,381	$ -	$ -	$ 106,490	$ 6,381
US Government sponsored agency mortgage
backed securities	157,037	8,094			157,037	8,094
States and political subdivisions	2,634	122			2,634	122
Corporate bonds	8,758	130			8,758	130
	$ 274,919	$ 14,727	$ -	$ -	$ 274,919	$ 14,727

December 31, 2012	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$68,979	$280	$-	$-	$68,979	$280
U.S. Government sponsored agency mortgage
backed securities	12,881	55	-	-	12,881	55
Corporate bonds	1,719	9	-	-	1,719	9
Total	$83,579	$344	$-	$-	$83,579	$344

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
September 30, 2013	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$5,258	$5,323	$2,977	$3,037
One to five years	22,497	22,891	7,637	7,958
Five to ten years	133,595	127,708	15,249	15,691
After ten years	19,305	19,992	2,947	3,048
Mortgage-backed securities	171,912	163,848	-	-
Total	$352,567	$339,762	$28,810	$29,734

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $217.5 million at September 30, 2013 and $210.8 million at December 31, 2012.

The book value of securities sold under agreements to repurchase amounted to $25.0 million at September 30, 2013 and $26.5 million at December 31, 2012.

There were no gains on sales of available-for-sale securities for the three month period ending September 30, 2013, however, there were gains of approximately $18,000 for the three month period ending September 30, 2012, and gross gains of $1 million and $2.2 million, for the nine months ending September 30, 2013 and 2012, respectively, resulting from sales of available-for-sale securities were realized.  A loss of approximately $196,000 was included in the three and nine-month periods ended September 30, 2013.  There were no losses for the three and nine month periods ending September 30, 2012.

NOTE 5 – LOANS

            The following table presents the Corporation’s loans by class as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Commercial
Commercial and industrial	$84,528	$83,631
Non-farm, nonresidential real estate	176,288	167,565
Construction and development	36,953	36,323
Commercial loans secured by real estate	25,001	23,983
Other commercial	20,802	24,423
Total commercial	343,572	335,925
Residential
Consumer loans	11,021	11,621
Single family residential	210,865	196,349
Other retail	26,338	23,264
Total residential and consumer	248,224	231,234
	$591,796	$567,159
Less:
Allowance for possible loan losses	(8,656)	(8,809)
Total net loans	$583,140	$558,350

The amount of capitalized fees and costs included in the above loan totals were approximately $814,000 and $626,000 at September 30, 2013 and December 31, 2012, respectively.

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

Commercial and industrial loans are underwritten after evaluating and understanding a borrower’s ability to operate profitably and expand its business prudently. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. With respect to loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy than commercial and industrial loans or other non-real estate backed loans.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied real estate loans. At September 30, 2013, approximately 34% of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

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

The Corporation contracts with a third party vendor to perform loan reviews.  The Corporation reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management.  The loan review process compliments and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s policies and procedures.

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

All closed-end commercial loans (excluding loans secured by real estate) are charged off no later than when such loans are 90 days delinquent.  If a loan is considered uncollectable, it is charged off earlier than when such loan is 90 days delinquent.  When a commercial loan secured by real estate is past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual status with a specific reserve equal to the difference between book value and fair value assigned to the credit until such time as the property has been foreclosed.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

            All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than when such loans are 120 days (five monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than when such loans are 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual status and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

             Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to nine months) of repayment performance by the borrower.  The Corporation had no loan that was 90 days or more past due that was not included in nonaccrual loans as of September 30, 2013 and December 31, 2012.

            The following tables provide details regarding the aging of the Corporation’s loan portfolio as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013	30 - 89 Days past due	90 Days and greater Past Due	Total past due	Current	Total loans
Retail
Consumer	$176	$ 7	$ 183	$ 10,838	$ 11,021
Single family residential	825	64	889	209,976	210,865
Other retail	52	-	52	26,286	26,338
Retail total	1,053	71	1,124	247,100	248,224
Commercial
Commercial and industrial	6,796	1,540	8,336	76,192	84,528
Non-farm, non-residential real estate	200	-	200	176,088	176,288
Construction and development	-	34	34	36,919	36,953
Commercial loans secured by real estate	14	181	195	24,806	25,001
All other commercial	-	1,288	1,288	19,514	20,802
Commercial total	7,010	3,043	10,053	333,519	343,572
Total	$8,063	$ 3,114	$ 11,177	$ 580,619	$ 591,796

December 31, 2012	30 - 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
Retail
Consumer	$112	$7	$119	$11,502	$11,621
Single family residential	3,543	387	3,930	192,419	196,349
Other retail	193	-	193	23,071	23,264
Retail total	3,848	394	4,242	226,992	231,234
Commercial
Commercial and industrial	618	1,457	2,075	81,556	83,631
Non-farm, non-residential real estate	666	448	1,114	166,451	167,565
Construction and development	160	-	160	36,163	36,323
Commercial loans secured by real estate	22	193	215	23,768	23,983
Other commercial	741	1,379	2,120	22,303	24,423
Commercial total	2,207	3,477	5,684	330,241	335,925
Total	$6,055	$3,871	$9,926	$557,233	$567,159

The following table summarizes the nonaccrual loans by loan type as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Retail
Consumer	$15	$11
Single family residential	2,023	3,541
Other retail	48
Retail total	2,086	3,552
Commercial
Commercial & industrial	$1,782	$1,595
Nonfarm, nonresidential	758	1,372
Construction and development	34	50
Commercial real estate	-	126
Other commercial	1,498	1,379
Commercial total	4,072	4,522
Total	$6,158	$8,074

Impaired loans are shown below.  The following tables summarize the impaired loans by loan type as of September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

						Average Recorded Investment
September 30, 2013	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$2,202	$229	$1,368	$1,597	$32	$1,609	$1,631	$14	$101
Non-farm, non-residential real estate	3,250	1,639	1,112	2,751	292	2,778	2,834	114	121
Construction and development	491	325	167	492	30	492	649	23	26
Other commercial	3,723	3,304	181	3,485	80	3,514	3,596	153	168
Commercial total	9,666	5,497	2,828	8,325	434	8,393	8,710	304	416
Retail
Single family residential	1,055	183	701	884	157	893	971	41	43
Retail total	1,055	183	701	884	157	893	971	41	43
Total	$10,721	$5,680	$2,828	$9,209	$591	$9,286	$9,681	$345	$459

						Average Recorded Investment
December 31, 2012	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$2,036	$1,076	$328	$1,404	$103	$2,428	$3,483	$74	$259
Non-farm, non-residential real estate	3,613	2,417	-	2,417	-	2,582	1,606	83	78
Construction and development	682	-	682	682	118	680	682	35	40
Other commercial	3,124	3,124	-	3,124		3,533	3,520	126	279
Commercial total	9,455	6,617	1,010	7,627	221	9,223	9,291	318	656
Retail
Single family residential	1,237	402	613	1,015	82	620	638	39	64
Retail total	1,237	402	613	1,015	82	620		39	64
Total	$10,692	$7,019	$1,623	$8,642	$303	$9,843	$9,291	$357	$720

						Average Recorded Investment
September 31, 2012	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$4,433	$3,447	$328	$3,775	$103	$3,759	$3,839	$10	$196
Non-farm, non-residential real estate	2,914	2,360	-	2,360	-	2,160	1,436	169	71
Construction and development	682	-	682	682	118	706	681	31	20
Other Commercial	1,379	1,379	-	1,379	-	1,379	1,379	-	67
Commercial total	9,408	7,186	1,010	8,196	221	8,004	7,335	210	354
Retail
Single family residential	3,126	2,157	626	2,783	94	2,768	2,781	113	40
Retail total	3,126	2,157	626	2,783	94	2,768	2,781	113	40
Total	$12,534	$9,343	$1,636	$10,979	$315	$10,772	$10,116	$323	$394

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

When the Corporation modifies loans in a troubled debt restructuring, the Corporation evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If the Corporation determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, the Corporation evaluates all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

During the nine months ended September 30, 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  The Corporation had no troubled debt restructurings during the three months ending September 30, 2012.  There were no troubled debt restructuring loans that subsequently defaulted during the nine months ended September 30, 2013, 2012 or year ended December 31, 2012.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2013, 2012 and year ended December 31, 2012 (dollars in thousands):

	Three Months Ended September 30, 2013
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Retail:
Single family residential	1	$13	$1
Consumer	2	7	-
Total trouble debt restructurings	3	$20	$1

	Nine Months Ended September 30, 2013
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Retail:
Single family residential	3	$172	$6
Consumer	3	8	-
Total trouble debt restructurings	6	$180	$6

	Year Ended December 31, 2012
		Post-
		Modification	Net Charge-offs
	Number of	Outstanding	Resulting from
	Loans	Balance	Modifications
Commercial:
Commercial and industrial	1	$8	$-
Nonfarm, non-residential real estate	1	361	-
Retail:
Consumer	1	3	-
Single family residential	3	237	-
Total trouble debt restructurings	6	$609	$-

	Nine Months Ended September 30, 2012
		Post-
		Modifications	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Commercial:
Commercial and industrial	2	$539	$197
Retail:
Single family residential	2	155	-
Total trouble debt restructurings	4	$694	$197

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on non-accrual status at the time it is modified, it stays as non-accrual status, and if a loan is on accrual status at the time of the modification, it generally stays on accrual status.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment.  The allowance for loan and lease losses (“ALLL”) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Corporation considers a loan in default when it is 90 days or more past due or transferred to nonaccrual status. There were no troubled debt restructured loans that defaulted during the nine months ended September 30, 2013.

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

  Substantially risk free.

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

22

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

B) Ongoing Supervision Warranted - This category may also be utilized to identify loans having inherent characteristics which warrant more than the normal level of supervision.  Loans meeting these criteria may include larger, more complex loans with unusual structures.  Loans which, due to structure or nature of the collateral require above average servicing, may also be considered for this risk rating.  Unlike other criteria listed previously for this category, these particular characteristics tend not to be one-time or transitional in nature; therefore, these loans may be expected to remain in this risk rating category longer than six months.  A loan might remain in this risk rating category for its life or until the characteristics warranting the rating can be eliminated or effectively mitigated.

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

25

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

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals

Pass	$82,024	$170,454	$36,444	$24,184	$18,196	$331,302
Special Mention	661	4,030	-	379	-	5,070
Substandard	767	1,804	509	438	1,318	4,836
Doubtful	1,076	-	-	-	1,288	2,364
TOTALS	$84,528	$176,288	$36,953	$25,001	$20,802	$343,572

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$11,006	$208,841	$26,290	$246,137
Non-performing*	15	2,024	48	2,087
TOTALS	$11,021	$210,865	$26,338	$248,224
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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has an assigned risk rating of 8 (Doubtful), a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the ALLL to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

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

There is an inherent imprecision in calculating the specific portion of the ALLL.  Therefore, a factor between zero and twenty basis points of the total value of the loan portfolio has been added to the allocation of each of the identified segments of the loan portfolio to account for the imprecision.

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

            The following tables summarize the allocation in the ALLL by loan segment for the three and nine months ended September 30, 2013 and September 30, 2012 and the year ended December 31, 2012 (dollars in thousands):

		Residential	Consumer and
Three Months Ended September 30, 2013	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 6/30/13	$7,163	$1,305	$194	$8,662
Less: Charge-offs	-	-	-	-
Add: Recoveries	(2)	(4)	-	(6)
Add: Provisions	(110)	94	16	-
Ending ALLL balance -9/30/13	$7,051	$1,395	$210	$8,656

		Residential	Consumer and
Nine Months Ended September 30, 2013	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 12/31/12	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(145)	(12)	(15)	(172)
Add: Recoveries	11	-	8	19
Add: Provisions	(343)	298	45	-
Ending ALLL balance -9/30/13	$7,051	$1,395	$210	$8,656

		Residential	Consumer and
Three Months Ended September 30, 2012	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance -6/30/12	$7,049	$1,564	$159	$8,772
Less: Charge-offs	(144)	(12)	(4)	(160)
Add: Recoveries	88	-	4	92
Add: Provisions	231	(270)	39	-
Ending ALLL balance -9/30/12	$7,224	$1,282	$198	$8,704

		Residential	Consumer and
Nine Months Ended September 30, 2012	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance -12/31/11	$6,895	$2,113	$192	$9,200
Less: Charge-offs	(1,676)	(159)	(9)	(1,844)
Add: Recoveries	219	2	7	228
Add: Provisions	1,786	(674)	8	1,120
Ending ALLL balance -9/30/12	$7,224	$1,282	$198	$8,704

		Residential	Consumer and
Twelve Months Ended December 31, 2012	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 1/1/12	$6,895	$2,113	$192	$9,200
Less: Charge-offs	(1,690)	(176)	(19)	(1,885)
Add: Recoveries	364	2	8	374
Add: Provisions	1,959	(830)	(9)	1,120
Ending ALLL balance - 12/31/12	$7,528	$1,109	$172	$8,809

The following tables detail the amount of the ALLL allocated to each portfolio segment as of September 30, 2013, December 31, 2012 and September 30, 2012, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
September 30, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$434	$157	$-	$591
Loans collectively evaluated for impairment	6,617	1,238	210	8,065
Total	$7,051	$1,395	$210	$8,656

		Residential	Consumer and
December 31, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$221	$82	$-	$303
Loans collectively evaluated for impairment	7,307	1,027	172	8,506
Total	$7,528	$1,109	$172	$8,809

		Residential	Consumer and
September 30, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$221	$94	$-	$315
Loans collectively evaluated for impairment	7,003	1,188	198	8,389
Total	$7,224	$1,282	$198	$8,704

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
September 30, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$8,325	$884	$-	$9,209
Loans collectively evaluated for impairment	335,247	209,981	37,245	582,587
Ending Balance	$343,572	$210,865	$37,245	$591,796

`		Residential	Consumer and
December 31, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$7,627	$1,015	$-	$8,642
Loans collectively evaluated for impairment	328,298	195,334	34,885	558,517
Ending Balance	$335,925	$196,349	$34,885	$567,159

		Residential	Consumer and
September 30, 2012	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$9,939	$1,038	$-	$10,977
Loans collectively evaluated for impairment	305,247	193,910	33,075	532,232
Ending Balance	$315,186	$194,948	$33,075	$543,209

NOTE 6 – BORROWED FUNDS

The Corporation has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the FHLB.  The CMA is a component of the Blanket Agreement for Advances and Security Agreement, dated June 20, 2006, with the FHLB of Cincinnati.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of September 30, 2013 or December 31, 2012.

NOTE 7 – POST-RETIREMENT BENEFIT PLAN

	Three months ended
(dollars in thousands)	September 30, 2013	September 30, 2012
Service cost	$21	$23
Interest cost	60	96
Amortization of prior service cost	(65)	(4)
Amortization of net loss	(47)	-
Net periodic pension cost	$(31)	$115

	Nine months ended
(dollars in thousands)	September 30, 2013	September 30, 2012
Service cost	$65	$69
Interest cost	180	288
Amortization of prior service cost	(65)	(12)
Amortization of net loss	(141)	-
Net periodic pension cost	$39	$345

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

Current retirees who retired prior to July 1, 2007 will retain their insurance coverage under the current plan structure as of March 30, 2013.  For employees retiring between July 1, 2007 and September 30, 2013 the Corporation made changes to eligibility and the amounts of required premiums based on age and years of service at the time of retirement.

The Corporation contributed approximately $143,000 and $157,000 to the plan for the nine month periods ending September 30, 2013 and 2012, respectively.

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

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Corporation’s financial statements.

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax loss, or a Tax Credit Carryforward Exists (Topic 740-10) – a consensus of the FASB Emerging Issues Task Force.”  ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective is to eliminate diversity in practice resulting from a lack of guidance on this topic.  ASU 2013-11 will be effective for the Corporation after December 15, 2013 and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and non-accrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, risk rating classifications of loans, calculation of our ALLL, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs, the realization of deferred income tax assets and the impact of remedial actions to address the material weaknesses in internal control over financial reporting.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Corporation’s ability to pay dividends, the availability of additional capital on favorable terms, the Corporation’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At September 30, 2013, the consolidated total assets of the Corporation were $1.1 billion, its consolidated total loans were $591.8 million, its total deposits were $936.0 million and its total shareholders' equity was $107.4 million.  The Corporation’s loan portfolio at September 30, 2013 reflected an increase of $24.6 million, or 4.3%, compared to December 31, 2012.  Total deposits increased $3.2 million, or 0.3%, and shareholders’ equity decreased by 6.3% during the first nine months of 2013.

Financial Condition

Average earning assets for the quarter ended September 30, 2013 increased 4.3%, or $40.9 million, from average earning assets for the quarter ended December 31, 2012.  Average overnight investments for the quarter ended September 30, 2013 decreased 15.0% compared to the quarter ended December 31, 2012.  Average investment securities for the quarter ended September 30, 2013 increased 3.2% compared to the quarter ended December 31, 2012.  Average total assets increased 3.2% or $33.7 million, from $1.054 billion for the quarter ended December 31, 2012 to $1.088 billion for the quarter ended September 30, 2013.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes  in configuration of the yield curve.  At September 30, 2013, the Corporation's investment securities portfolio had $339.8 million of available-for-sale securities, which are valued at fair market value, and $28.8 million of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $345.7 million of available-for-sale securities and $31.8 million of held-to-maturity securities as of December 31, 2012.

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

Loan volume increased in the first nine months of 2013 with total loans increasing by $24.6 million, or 4.3%, during the nine-month period.  The Retail portfolio, which includes 1-4 family residential loans, increased by $17.0 million, or 7.4%, in the same period, and the commercial portfolio increased by $7.7 million, or 2.3%.  At $591.8 million, total loans outstanding increased by $48.6 million, or 8.9%, at September 30, 2013 compared to September 30, 2012.  Loan demand has shown an improvement during the nine months ended September 30, 2013, especially in the 1-4 Family Residential portfolio.

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

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Corporation's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Corporation identifies and monitors assets that need special attention.  At September 30, 2013, this process identified loans totaling $5.1 million that were classified as other assets especially mentioned compared to loans totaling $1.6 million at December 31, 2012.  Loans totaling $4.8 million were classified as substandard at September 30, 2013, compared to loans totaling $6.0 million at December 31, 2012.  Loans totaling $2.4 million were classified as doubtful at September 30, 2013, compared to loans totaling $2.5 million at December 31, 2012.

             Loans having average recorded investments of $9.2 million and $8.6 million at September 30, 2013 and December 31, 2012, respectively, have been identified as impaired.  Nonaccrual loans amounting to $6.2 million and $8.1 million at September 30, 2013 and December 31, 2012, respectively, were not accruing interest.

Deposits

            The Corporation does not have any foreign offices and all deposits are serviced in its 19 domestic offices.  The Corporation's average deposits increased 4.9% during the first nine months of 2013 compared to an increase of 12.0% in the first nine months of 2012.  Average total noninterest-bearing deposits were 18.1% of total deposits at September 30, 2013, contributing to the Corporation's low cost of deposits, compared to 16.8% at December 31, 2012.

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

            As of September 30, 2013, the Bank's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.2%, 15.4%, and 9.4%, respectively, compared to 14.2%, 15.5%, and 9.4% at December 31, 2012. At September 30, 2013, the Corporation's Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.5%, 15.7% and 9.6%, respectively, compared to 14.5%, 15.8%, and 9.7% at December 31, 2012.  Management believes, as of September 30, 2013, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Corporation historically have been financed with retained earnings and deposits.

            The Corporation and the Bank are subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared.  Furthermore, any dividend payments are subject to the continuing ability of the Corporation to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution as well as the need to serve as a source of strength.  The Corporation’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances.  Compliance with this policy is reviewed quarterly by the Corporation’s Asset/Liability Committee and results are reported to the Corporation’s Board of Directors.

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

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At September 30, 2013, the Corporation had $98.2 million in borrowing capacity.

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

Results of Operations

Total interest income for the nine months ended September 30, 2013 was $28.1 million compared to $27.3 million for the nine months ended September 30, 2012.  Interest and fees earned on loans and investments are the primary components of total interest income.  Interest and fees earned on loans were $21.5 million, an increase of approximately $613,000, or 2.9%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Increased loan volume is the main reason for the increase in interest and fees earned on loans.  Interest earned on investment securities and other earning assets was $6.6 million, an increase of approximately $187,000, or 2.9%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

            Total interest expense in the nine months ended September 30, 2013 was $2.3 million, a decrease of approximately $703,000, or 23.7%, compared to the nine months ended September 30, 2012.  The lower interest rates for certificates of deposits and public funds during the second quarter of 2013 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning October 1, 2013 and ending September 30, 2015 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 7.2%, or a decrease in net interest income of $2.3 million by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at September 30, 2013, December, 31, 2012 and September 30, 2012, was 3.66%, 3.66% and 3.64%, respectively.  Continued loan growth offset the decline in interest rates, which resulted in no change during the first nine months of 2013.

            No additions were made to the provision for loan losses during the nine months ended September 30, 2013, compared to additions of $1.1 million in the nine months ended September 30, 2012.  This decrease was primarily because of the net charge-off ratios trending down.  During the nine months ended September 30, 2013, net charge-offs were approximately $154,000, compared to $1.6 million for the nine months ended September 30, 2012.

            Noninterest income was $8.5 million, a decrease of approximately $557,000, or 6.2%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The gain on sales of securities for the nine months ended September 30, 2013 and 2012 was approximately $829,000 and $2.2 million, respectively, which accounted for most of the decrease in noninterest income over the nine-month periods.

            Noninterest expense, excluding the provision for loan losses, was $24.6 million in the nine months ended September 30, 2013, an increase of approximately $269,000, or 1.1%, as compared to noninterest expense for the nine months ended September 30, 2012.  An increase in salary and benefits was the primary contributor to the slightly higher noninterest expense.

Net income for the nine months ended September 30, 2013 was $7.5million, compared to $6.4 million for the nine months ended September 30, 2012.  The Corporation earned $1.46 per share for the nine months ended in September 30, 2013, compared to $1.19 per share for the nine months ended September 30, 2012.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at September 30, 2013 were $131.0 million and $11.8 million, respectively.

At September 30, 2013, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2013, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting, except for the remediation efforts that management commenced during the third quarter of 2013 related to the material weaknesses in internal control over financial reporting identified as of December 31, 2012 and reported on in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. Following management’s determination of the material weaknesses, management promptly began taking the following remedial actions:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the third quarter of 2013:

CORPORATION’S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	-	-	-	-
August 1 – August 31, 2013	-	-	-	-
September 1 – September 30, 2013	34,838	$23.00	-	-
Total	34,838*	$23.00	-	-

         *Purchased through negotiated transactions with several third-party sellers.

 Item 5.  Other Information.

Management made the decision to close the Florence, Alabama loan production office effective December 31, 2013. There are no loans or deposits to transfer as this office primarily offered secondary market mortgages, which were sold to third parties.

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

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date November 8, 2013	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date November 8, 2013	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
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