Form 10-K
period 2013-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2014-03-05
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      [    ] Yes  [ X ]No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2013 was approximately $121,936,983 based on the reported price at which the common stock was last sold in a transaction known to the registrant.

As of March 1, 2014, the registrant had outstanding 5,021,012 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2013 -- Part I and II of this Report.

Proxy Statement for 2014 Annual Shareholders’ Meeting to be held on April 15, 2014 -- Part III of this Report.

PART I

Item 1. Business.

Description of Business

            First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2013, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”).  Management evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area in Middle Tennessee.

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

For more information regarding the business of the Corporation and the Bank, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2013 Annual Report to Shareholders (the “Annual Report to Shareholders”) attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

According to Federal Reserve policy and the Dodd-Frank Wall Street Reform and Protection Act of 2010 (the “Dodd-Frank Act”), a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when the bank holding company may not have the resources to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation (the “FDIC”) can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the “default” of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

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

The Basel Committee on Banking Supervision (the “Basel Committee”) has announced revised final frameworks, generally referred to as “Basel III,” for the regulation of capital and liquidity of internationally active banking organizations. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios. Basel III is presently the subject of notices of proposed rulemaking released in June 2012 by federal banking agencies. The comment period for these notices of proposed rulemaking ended on October 22, 2012. In July 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee’s Basel III capital framework. The Basel III Capital Rules increase minimum requirements for both the quantity and the quality of capital held by banking organizations. The Basel III Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, and adjust the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Corporation and the Bank must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the Basel III Capital Rules. Compliance with the risk-weighted asset calculations will be required on January 1, 2015. Management believes the Corporation’s and the Bank’s current capital ratios exceed those required under the Basel III Capital Rules.

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

The activities of the Corporation and the Bank are also subject to regulation under other various federal laws including the Gramm-Leach-Bliley Act of 1999, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism USA Patriot Act of 2001, the Truth-in-Lending Act, the Trust-in-Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, , the Home Mortgage Disclosure Act, the National Flood Insurance Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, various laws and regulations prohibiting unfair, deceptive or abusive acts and practices, the Houston and Economic Recovery Act, the Fair Credit Reporting Act, the Fair Debt Collection Practice Act, the Electronic Funds Transfer Act and the Currency and Foreign Transactions Reporting Act, among others, as well as various state laws.

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

In the Tennessee markets it serves, the Bank offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts.  The Bank’s primary market areas for these products are Dickson, Giles, Hickman, Lawrence, Marshall, Maury and Williamson Counties in Tennessee.  The Bank will be opening a new branch in Davidson County in 2014.

Employees

The Corporation has no employees.  The Bank had approximately 244 full-time employees and 26 part-time employees at December 31, 2013.  Four of the Bank’s officers are also officers of the Corporation.  Employee benefit programs provided by the Bank include a deferred profit-sharing plan, an annual profit-sharing plan, lender production incentives, a salary continuation plan, long-term disability insurance, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, a Section 125 cafeteria plan, training programs, group life and accidental death insurance, health and dental insurance and paid vacations.

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

            Overall, during 2013 the business environment continued to be unfavorable for many households and businesses in the United States and worldwide. Although the business environment in middle Tennessee has been better than in the United States generally, our customers continue to be impacted by reduced asset values, a tightening credit environment, securities market volatility and other factors. It is possible that the business environment in middle Tennessee, the United States and worldwide will continue to experience weakness and uncertainty for the foreseeable future. There can be no assurance that conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

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

Our profitability depends significantly on economic conditions in the communities in the States of Tennessee where we do business.

Our success and profitability depend on the general economic conditions in the specific local markets in middle Tennessee where we do business.  Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. A significant decline in general economic conditions could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

We are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which we conduct business, undertake new investments and activities and obtain financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Most recently, the Dodd-Frank Act has implemented sweeping reforms to the financial services industry. A number of provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies.  We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Further, federal monetary policies, particularly as implemented through the Federal Reserve, significantly affect short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our financial condition or results of operations.

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

A significant portion of our noninterest revenue is derived from service fee income. One of the components of this service fee income is overdraft-related fees. Management anticipates that changes in banking regulations, and in particular the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will continue to have a significant adverse impact on our service fee income and overall results. Additionally, management anticipates that changes in customer behavior as well as increased competition from other financial institutions will result in declines in deposit accounts or in overdraft frequency resulting in a decline in service fee income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2013, the Bank maintained a main office in Columbia, Tennessee, 17 other offices and 35 separate automatic teller or cash dispensing machine locations.  In addition to the main office in Columbia, the Bank’s 16 other offices are located in the following locations throughout Middle Tennessee:

City	County	Offices
Bon Aqua	Hickman	1
Centerville	Hickman	1
Columbia	Maury	4
Franklin	Williamson	2
Lawrenceburg	Lawrence	2
Lewisburg	Marshall	1
Loretto	Lawrence	1
Mt. Pleasant	Maury	1
Pulaski	Giles	1
Spring Hill	Maury	2
White Bluff	Dickson	1
	Total:	17

The Bank’s office at S. James Campbell Boulevard, Columbia, Tennessee is located on property that is leased and the bank also leases space in a Kroger store in Columbia.  The Bank provides only automatic teller machine services at the following locations:

2223 Carmack Blvd (Quik Mart/Shell)	Columbia, TN
312 East James Campbell (QuickMart/Shell)	Columbia, TN
1120 Hampshire Pike (Quik Mart/Shell)	Columbia, TN
1517 Hampshire Pike (Quik Mart/Shell)	Columbia, TN
1224 Trobtwood Ave. (Maury Regional)	Columbia, TN
147 Bear Creek Pike (Farm Bureau)	Columbia, TN
2577 Nashville Highway (Quik Mart/Shell)	Columbia, TN
5414 Main Street (Quik Mart/Shell)	Spring Hill, TN
9170 new Lawrenceburg Highway (Quik Mart/Shell)	Mt. Pleasant, TN
121 2nd Ave. South	Lewisburg, TN
1748 Mooresville Rd (Shopping Center)	Lewisburg, TN
800 North Ellington Parkway(Quik Mart/Shell)	Lewisburg, TN
710 East Gaines (Quik Mart/Shell)	Lawrenceburg, TN
2100 North Locust (Quik Mart/Shell)	Lawrenceburg, TN
1607 S. Locust Ave. (Crocket Hospital)	Lawrenceburg, TN
215 South Military(Quik Mart/Shell)	Loretto, TN

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

Item 4.  Mine Safety Disclosures.

            Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A discussion of the Corporation’s common stock and related shareholder matters is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  There were no sales of unregistered securities of the Corporation during the 12 months ended December 31, 2013.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the fourth quarter of 2013:

CORPORATION'S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – March 31, 2013	44,677	$23.00		$ -
April 1 – June 30, 2013	46664	$23.00	-	$ -
July 1 – September 30, 2013	34838	$23.00	-	$ -
October 1, 2013 - December 31, 2013	32,810	$25.00	-	$ -
Total	158,989	$23.50	-	$ -

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2013 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 2 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 3 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources – Loans and Loan Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the Bank is set forth in the section entitled “Liquidity and Capital Resources– Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.  BKD, LLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2013.  The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2013, along with management’s report, are included with the Consolidated Financial Statements in the Annual Report to Shareholders under the captions “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” each of which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

            During the period ended December 31, 2013, management has been actively engaged in implementing a detailed plan and timetable to remediate a material weakness over financial reporting identified during the period ended December 31, 2012.  Remediation efforts included the following: expansion of the review process to include the CFO’s review of all significant transactions to ensure that all such transactions are identified and recorded properly, quarterly meetings by the Accounting Management committee to identify new accounting pronouncements and developments and determine the appropriate application to the Company’s financial reporting, and the Accounting Department’s maintenance of a monthly close log to serve as a transcript of the close process.   Management believes that efforts have effectively remediated the material weakness.  There are no other changes in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Corporation’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance – Committees of the Board of Directors,” “Corporate Governance – Code of Ethics,” and “General Information – Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

(3) Exhibits:

3.1		Charter. (1)

3.2		Articles of Amendment to Charter. (1)

3.3		Second Amended and Restated Bylaws, as amended. (2)

4		Specimen Stock Certificate. (1)

10.1		Profit Sharing Plan. (3)*

10.2		First Amendment to Profit Sharing Plan. (3)*

10.3		Second Amendment to Profit Sharing Plan. (3)*

10.4		Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

10.5		Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (4)*

10.6		Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

10.7		Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

10.8		First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.9		Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

10.10		First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

10.11		First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.12		Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.13		Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.14		First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15		First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.22	Employment Agreement with Barry B. White, dated as of November 18, 2003. *

13	Annual Report to Shareholders.

21	List of Subsidiaries.

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for each of the years ended December 31, 2013,   2012 and 2011; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for each of the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*          Indicates a compensatory plan or arrangement.

(1)        Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on May 7, 2004 (File Number 000-10972).

(2)        Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 13, 2011 (File Number 000-10972).

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
Date: March 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s / PATRICIA P. BEARDEN	Treasurer, Chief Financial Officer	3/5/2014
Patricia P. Bearden
/s/ M. DARLENE BAXTER	Director	3/5/2014
M. Darlene Baxter
/s/ JONATHAN M. EDWARDS	Director	3/5/2014
Jonathan M. Edwards
/s/ TOM NAPIER GORDON	Director	3/5/2014
Tom Napier Gordon
/s/ DALTON M. MOUNGER	Director	3/5/2014
Dalton M. Mounger
/s/ TIMOTHY E. PETTUS	Director	3/5/2014
Timothy E. Pettus
/s/ PATRICK J. RILEY	Director	3/5/2014
Patrick J. Riley
/s/ MATTHEW M. SCOGGINS, JR.	Director	3/5/2014
Matthew M. Scoggins, Jr.
/s/ T. RANDY STEVENS, III	Director, Chief Executive Officer	3/5/2014
T. Randy Stevens, III	(principal executive officer)
/s/ W. LACY UPCHURCH	Director	3/5/2014
W. Lacy Upchurch
/s/ KIMBERLY VELLA	Director	3/5/2014
Kimberly Vella
/s/ DAVID S. WILLIAMS	Director	3/5/2014
David S. Williams

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated Bylaws, as amended. (2)

4	Specimen Stock Certificate. (1)

10.1	Profit Sharing Plan. (3)*

10.2	First Amendment to Profit Sharing Plan. (3)*

10.3	Second Amendment to Profit Sharing Plan. (3)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (4)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.22	Employment Agreement with Barry B. White, dated as of November 18, 2003. *

13	Annual Report to Shareholders.

21	List of Subsidiaries.

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for each of the years ended December 31, 2013,   2012 and 2011; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for each of the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*          Indicates a compensatory plan or arrangement.

(1)        Incorporated by reference to the First Farmers and Merchants Corporation Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on May 7, 2004 (File Number 000-10972).

(2)        Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 13, 2011 (File Number 000-10972).

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