Form 10-Q
period 2014-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2014-05-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               []Yes             [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of May 5, 2014, the registrant had 4,981,999 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant are included in this Report:

Condensed consolidated balance sheets – March 31, 2014 and December 31, 2013.

Condensed consolidated statements of income - For the three months ended March 31, 2014 and March 31, 2013.

Condensed consolidated statements of comprehensive income - For the three months ended March 31, 2014 and March 31, 2013.

Condensed consolidated statements of cash flows - For the three months ended March 31, 2014 and March 31, 2013.

Selected notes to condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
		March 31,	December 31,
		2014	2013
	(Dollars in Thousands Except Share and Per Share Data)	(unaudited)	(1)
ASSETS	Cash and due from banks	$27,056	$20,391
	Interest-bearing deposits	27,539	25,167
	Federal funds sold	14,400	9,850
	Total cash and cash equivalents	68,995	55,408
	Securities:
	Available-for-sale (amortized cost $351,800
	and $346,892 as of March 31, 2014 and December 31, 2013, respectively)	339,504	329,714
	Held-to-maturity (fair market value $27,583
	and $28,595 as of March 31, 2014 and December 31, 2013, respectively)	26,912	27,839
	Total securities	366,416	357,553
	Loans, net of deferred fees	620,457	606,766
	Allowance for loan and lease losses	(8,621)	(8,595)
	Net loans	611,836	598,171
	Bank premises and equipment, net	24,767	24,868
	Other real estate owned	1,062	1,438
	Bank owned life insurance	26,153	25,867
	Goodwill	9,018	9,018
	Deferred tax asset	9,016	10,905
	Other assets	10,902	10,605
	TOTAL ASSETS	$1,128,165	$1,093,833
LIABILITIES	Deposits
	Noninterest-bearing	$186,110	$179,823
	Interest-bearing	800,064	777,514
	Total deposits	986,174	957,337
	Securities sold under agreements to repurchase	20,060	18,095
	Accounts payable and accrued liabilities	14,941	15,728
	TOTAL LIABILITIES	1,021,175	991,160
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 4,981,999 and 5,021,012 shares issued
	and outstanding as of March 31, 2014 and
	December 31, 2013, respectively	49,820	50,210
	Retained earnings	63,045	61,369
	Accumulated other comprehensive loss	(5,970)	(9,001)
	TOTAL SHAREHOLDERS’ EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	106,895	102,578
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS’ EQUITY	106,990	102,673
	TOTAL LIABILITIES AND
	SHAREHOLDERS’ EQUITY	$1,128,165	$1,093,833
(1) Derived from audited financial statements.
The accompanying notes are an integral part of the condensed consolidated financial statements.
3 FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		Three Months Ended March 31,
	(Unaudited) (Dollars in Thousands, Except Per Share Data)	2014	2013
INTEREST AND	Interest and fees on loans	$6,936	$ 6,962
DIVIDEND	Income on investment securities
INCOME	Taxable interest	1,354	1,437
	Exempt from federal income tax	679	746
	Dividends	73	78
	Total interest income	9,042	9,223
INTEREST	Interest on deposits	604	735
EXPENSE	Interest on other borrowings	16	99
	Total interest expense	620	834
	Net interest income	8,422	8,389
	Provision for loan and lease losses	-	-
	Net interest income after provision	8,422	8,389
NONINTEREST	Gain on loans sold	36	179
INCOME	Trust department income	670	596
	Service fees on deposit accounts	1,520	1,565
	Brokerage fees	104	107
	Earnings on bank owned life insurance	111	87
	Gain on sale of securities	45	823
	Gain (loss) on foreclosed property	6	(139)
	Other noninterest income	159	111
	Total noninterest income	2,651	3,329
NONINTEREST	Salaries and employee benefits	4,521	4,472
EXPENSE	Net occupancy expense	467	523
	Depreciation expense	360	380
	Data processing expense	588	544
	Legal and professional fees	228	183
	Stationary and office supplies	70	74
	Advertising and promotions	328	253
	FDIC insurance premium expense	129	186
	Other real estate expense	7	21
	Other noninterest expense	1,400	1,469
	Total noninterest expenses	8,098	8,105
	Income before provision for income taxes	2,975	3,613
	Provision for income taxes	713	557
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,262	3,056
	Noncontrolling interest-dividends on preferred stock subsidiary	-	-
	Net income for common shareholders	$2,262	$3,056
PER SHARE	Weighted Average Shares Outstanding	5,017,789	5,178,759
		$0.45	$0.59
The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) dollars in thousands
	Three Months Ended
	March 31,
	2014	2013

Net Income	$2,262	$3,056

Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $1,897 and $1,020 for 2014 and 2013, respectively	3,030	(1,629)
Less: reclassification adjustment for realized gain included in net income, net of taxes of $17 and $317, for 2014 and 2013, respectively	(28)	(506)
Change in unfunded portion of postretirement benefit obligations, net of taxes of $18, $29 , for 2014 and 2013 respectively	29	(47)

Other Comprehensive Income (Loss)	3,031	(2,182)

Comprehensive Income (Loss)	5,293	874
Less: comprehensive income attributable to the noncontrolling interest	-	-
Total Comprehensive Income	$5,293	$874
The accompanying notes are an integral part of the condensed consolidated financial statements

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in Thousands)
		Three Months Ended March 31,
		2014	2013
OPERATING	Net income available for common shareholders	$2,262	$3,056
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities:
	Provision for loan losses	-	-
	Provision for depreciation and amortization of
	premises and equipment	360	380
	Deferred tax expense	(67)	(212)
	Net securities gains	(45)	(823)
	Gains on loans sold	(36)	(179)
	Proceeds from sale of mortgage loans held for sale	1,217	10,156
	Funding of mortgage loans held for sale	(1,109)	(10,301)
	(Gain) loss on other real estate owned	(6)	139
	Gain on sale of assets	-	16
	Amortization of investment security premiums,
	net of accretion of discounts	247	339
	Increase in cash surrender value of life insurance contracts	(111)	(87)
	(Increase) decrease in:
	Other assets	(311)	(492)
	Increase (decrease) in:
	Other liabilities	1,124	(676)
	Total adjustments	1,263	(1,740)
	Net cash provided by operating activities	3.525	1,316
INVESTING	Proceeds from sales of available-for-sale securities	754	72,447
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	8,514	16,629
	Proceeds from maturities and calls of held-to-maturity securities	925	765
	Purchases of investment securities
	available-for-sale	(14,376)	(129,012)
	Net (increase) decrease in loans	(13,665)	(4,765)
	Purchase of bank owned life insurance	(175)	-
	Proceeds from sale of other real estate owned	376	287
	Proceeds from sale of assets	-	(486)
	Purchases of premises and equipment	(259)	(57)
	Net cash used in investing activities	(17,906)	(44,192)
FINANCING	Net increase in deposits	28,837	30,655
ACTIVITIES	Net increase (decrease) in securities sold under agreements to repurchase	1,965	1,698
	Payments to FHLB borrowings	-	(7,000)
	Repurchase of common stock	(976)	(1,028)
	Cash dividends paid on common stock	(1,858)	-
	Net cash provided by financing activities	27,968	24,325
	Increase (decrease) in cash and cash equivalents	13,587	(18,551)
	Cash and cash equivalents at beginning of period	55,408	70,396
	Cash and cash equivalents at end of period	$68,995	$51,845
	Supplemental disclosures of cash flow information
	Cash paid during the period for:expenses
	Interest on deposits and borrowed funds	$693	$780
	Income taxes	137	(201)
	Loans to facilitate sale of other real estate owned	-	1,760
	Real estate acquired in settlement of loans	-	42
The accompanying notes are an integral part of the consolidated financial statements.

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management of First Farmers and Merchants Corporation (the “Corporation”), necessary to fairly present the financial position, results of operations and cash flows of the Corporation.  Those adjustments consist only of normal recurring adjustments.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Corporation’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information in this regard.  The condensed consolidated balance sheet of the Corporation as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Corporation as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications:  Certain reclassifications considered to be immaterial have been made in the prior year condensed consolidated financial statements to conform to current year presentation.  These reclassifications had no effect on net income.

NOTE 2 –ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

            Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended March 31, 2014 and 2013, were as follows (dollars in thousands):

	Amounts Reclassified from AOCI		Affected Line Item in the
	March 31, 2014	March 31, 2013	Statements of Income
Unrealized gains on available-for-sale securities
	$45	$823	Realized gain on sale of securities
	45	823	Total reclassified amount before tax and noncontrolling interest
	(17)	(317)	Tax expense
	$28	$506	Net reclassified amount

Amortization of defined benefit pension items
Actuarial losses	$(47)	$(47)
	(47)	(47)	Total reclassified amount before tax
	18	-	Tax benefit
	$(29)	$(47)	Net reclassified amount

Total reclassifications out of AOCI	$(1)	$459

                The components of accumulated other comprehensive income, included in shareholder’s equity, are as follows (dollars in thousands):

	March 31, 2014	December 31, 2013

Net unrealized losses on available-for-sale securities	$(12,296)	(17,178)

Net actuarial gain on unfunded portion of postretirement benefit obligation	2,588	2,542
	(9,708)	(14,636)
Tax effect	3,738	5,635

Accumulated other comprehensive loss	$(5,970)	$(9,001)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a recurring basis as of March 31, 2014
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$109,467	$-	$109,467
U.S. government sponsored agency mortgage backed securities	-	165,986	-	165,986
States and political subdivisions	-	44,360	-	44,360
Corporate bonds	-	19,691	-	19,691
Total assets at fair value	$-	$339,504	$-	$339,504

Assets measured at fair value on a recurring basis as of December 31, 2013
Available-For-Sale Securities	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$105,072	$-	$105,072
U.S. government sponsored agency mortgage backed securities	-	157,423	-	157,423
States and political subdivisions	-	46,337	-	46,337
Corporate bonds	-	20,882	-	20,882
Total assets at fair value	$-	$329,714	$-	$329,714

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There were no significant changes in the valuation techniques during the three months ended March 31, 2014.

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

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013, by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2014	Level 1	Level 2	Level 3	Total
Impaired loans (collateral-dependent)	$-	$-	$4,136	$3,507
Other real estate owned	-	-	-	-

December 31, 2013	Level 1	Level 2	Level 3	Total
Impaired loans (collateral-dependent)	$-	$-	$2,214	$2,214
Other real estate owned	-	-	208	208

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for collateral-dependent impaired loans for each of the three months ended March 31, 2014 and 2013 were $1,104 and $48, respectively, and $79 for the year ended December 31, 2013.

            Loans considered impaired under ASC 310-35, “Impairment of a Loan,” are loans for which, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral or (2) changes in the specific reserve.

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  There were no fair value adjustments for OREO for the three months ended March 31, 2014.  Fair value adjustments for OREO for the three months ended March 31, 2013 were $250, and $395 for the year ended December 31, 2013.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

	Fair Value at March 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 4,136	Market comparable properties	Marketability discount	5.0-37.0% (35%)
Other real estate owned	$ -	Market comparable properties	Marketability discount	N/A

	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$ 2,414	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate/assets owned	$ 208	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

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

The following table presents estimated fair values of the Corporation’s financial instruments as of March 31, 2014 and December 31, 2013, and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands):

Fair Value Measurements at March 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$27,056	$27,056	$-	$-
Interest-bearing deposits in other banks	27,539	27,539	-	-
Federal funds sold	14,400	14,400	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	339,504	-	339,504	-
Securities held-to-maturity	26,912	-	27,583	-
Loans held for sale	249	-	249	-
Loans, net	611,836	-	-	617,175
Accrued interest receivable	4,692	-	4,692	-
Financial liabilities
Non-interest bearing deposits	186,110	186,110	-	-
Interest bearing deposits	800,064	-	801,042	-
Repurchase agreements	20,060	-	20,060	-
Accrued interest payable	590	-	590	-
Off-balance sheet credit related instruments:
Commitments to extend credit		-	-	-

Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,391	$20,391	$-	$-
Interest-bearing deposits in other banks	25,167	25,167	-	-
Federal funds sold	9,850	9,850	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	329,714	-	329,714	-
Securities held-to-maturity	27,839	-	28,595	-
Loans held for sale	327	-	327	-
Loans, net	598,171	-	-	607,113
Accrued interest receivable	4,183	-	4,183	-
Financial liabilities
Non-interest bearing deposits	179,823	179,823	-	-
Interest bearing deposits	777,514	-	779,224	-
Repurchase agreements	18,095	-	18,095	-
Accrued interest payable	663	-	663	-
Off-balance sheet credit related instruments:
Commitments to extend credit		-	-	-

NOTE 4 – SECURITIES

            The amortized cost and estimated fair value of securities at March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2014	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$115,385	$-	$5,918	$109,467
U.S. Government sponsored agency mortgage backed securities	174,058	52	8,124	165,986
States and political subdivisions	42,814	1,626	80	44,360
Corporate bonds	19,543	224	76	19,691
	$351,800	$1,902	$14,198	$339,504
Held-to-maturity securities
States and political subdivisions	$26,912	$671	$-	$27,583

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$112,863	$-	$7,791	$105,072
U.S. Government sponsored agency mortgage backed securities	168,045	27	10,649	157,423
States and political subdivisions	45,237	1,240	140	46,337
Corporate bonds	20,747	280	145	20,882
	$346,892	$1,547	$18,725	$329,714
Held-to-maturity securities
States and political subdivisions	$27,839	$756	$-	$28,595

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2014 and December 31, 2013 was $280,885 and $269,691, which was 77% and 75%, respectively, of the Corporation’s available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2014 and December 31, 2013 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

            The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Less than 12 months		12 months or Greater		Total
March 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$104,727	$5,658	$4,740	$260	$109,467	$5,918
US Government sponsored agency mortgage
backed securities	117,344	5,285	44,269	2,839	161,613	8,124
States and political subdivisions	2,205	72	228	8	2,433	80
Corporate bonds	4,924	41	2,448	35	7,372	76
	$229,200	$11,056	$51,685	$3,142	$280,885	$14,198

December 31, 2013	Less than 12 months		12 months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$100,533	$7,330	$4,539	$461	$105,072	$7,791
US Government sponsored agency mortgage
backed securities	144,134	10,073	8,698	576	152,832	10,649
States and political subdivisions	2,615	140	-	-	2,615	140
Corporate bonds	8,590	121	582	24	9,172	145
	$255,872	$17,664	$13,819	$1,061	$269,691	$18,725

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2014, by contractual maturity, are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
March 31, 2014	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$3,795	$3,845	$4,082	$4,176
One to five years	28,044	28,213	6,098	6,285
Five to ten years	132,136	127,015	15,625	15,991
After ten years	13,767	14,445	1,107	1,131
Mortgage-backed securities	174,058	165,986	-	-
Total	$351,800	$339,504	$26,912	$27,583

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $221,524 at March 31, 2014 and $210,494 at December 31, 2013.

The book value of securities sold under agreements to repurchase amounted to $34,976 at March 31, 2014 and $34,978 at December 31, 2013.

Gross gains of $45 and $823 resulting from sales of available-for-sale securities were realized for the three month periods ended March 31, 2014 and 2013, respectively.

NOTE 5 – LOANS

            The following table presents the Corporation’s loans by class as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Commercial
Commercial and industrial	$90,319	$94,702
Non-farm, nonresidential real estate	176,016	176,213
Construction and development	40,819	29,938
Commercial loans secured by real estate	31,739	26,940
Other commercial	24,838	26,582
Total commercial	363,731	354,375
Residential
Consumer loans	10,171	10,957
Single family residential	218,183	213,763
Other retail	28,372	27,671
Total residential and consumer	256,726	252,391
Total gross loans	$620,457	$606,766

The amount of capitalized fees and costs under ASC 310-20, included in the above loan totals were $824 and $831 at March 31, 2014 and December 31, 2013.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2014, approximately half of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

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

A concentration of credit occurs when obligations, direct or indirect, of the same or affiliated interests represent 15% or more of the Corporation's capital structure. The Board of Directors recognizes that the Corporation's geographic market area imposes some limitations regarding loan diversification if the Corporation is to perform the function for which it has been chartered. Specifically, lending to qualified borrowers within the Corporation's market area will naturally cause concentrations of real estate loans in the primary communities served by the Corporation and loans to employees of major employers in the area.

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

            All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (five monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance reflecting the fair value less estimated costs to sell transferred to other real estate owned.

             Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower.  The Corporation had no loans that were 90 days or more past due that was not included in nonaccrual loans as of March 31, 2014.

             The following tables provide details regarding the aging of the Corporation’s loan portfolio as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014	30 - 89 Days past due	90 Days and greater Past Due	Total past due	Current	Total loans
Retail
Consumer	$76	$-	$76	$10,095	$10,171
Single family residential	2,927	102	3,029	215,154	218,183
Other retail	344	5	349	28,023	28,372
Retail total	$3,347	$107	$3,454	$253,272	$256,726
Commercial
Commercial and industrial	$765	$1,313	$2,078	$88,241	$90,319
Non-farm, non-residential real estate	484	24	508	175,508	176,016
Construction and development	-	-	-	40,819	40,819
Commercial loans secured by real estate	65	176	241	31,498	31,739
All other commercial	-	1,210	1,210	23,628	24,838
Commercial total	1,314	2,723	$4,037	$359,694	$363,731
Total	$4,661	$2,830	$7,491	$612,966	$620,457

December 31, 2013	30 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Dues	Current	Total Loans
Retail
Consumer loans	$182	$3	$185	$10,772	$10,957
Single family residential	3,805	83	3,876	209,887	213,763
Other retail	319	28	359	27,312	27,671
Retail Total	$4,306	$114	$4,420	$247,971	$252,391
Commercial
Commercial and industrial	$428	$1,328	$1,756	$92,946	$94,702
Non-farm, non-residential real estate	393	-	393	175,820	176,213
Construction and development	-	28	28	29,910	29,938
Commercial loans secured by real estate	38	178	216	26,724	26,940
Other commercial	-	1,249	1,249	25,333	26,582
Commercial total	$859	$2,783	$3,642	$350,733	$354,375
Total	$5,165	$2,897	$8,062	$598,704	$606,766

The following tables summarize the impaired loans by loan type as of March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

March 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$3,222	$2,602	$-	$2,602	$-	$2,720	$19	$46
Non-farm, non-residential real estate	7,136	894	5,727	6,621	1,364	6,681	88	92
Construction and development	391	391	-	391	-	437	6	6
Other commercial	2,020	1,652	176	1,828	43	1,865	31	32
Commercial total	12,769	5,539	5,903	11,442	1,407	11,703	144	176
Retail
Single family residential	1,767	737	736	1,473	194	1,482	22	24
Retail total	1,767	737	736	1,473	194	1,482	22	24
Total	$14,536	$6,276	$6,639	$12,915	$1,601	$13,184	$166	$200

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$2,190	$1,338	$234	$1,572	$16	$1,620	$23	$134
Non-farm, non-residential real estate	3,236	1,155	1,551	2,706	282	2,819	157	168
Construction and development	461	461	-	461	44	556	30	30
Other commercial	3,834	3,310	178	3,488	-	3,704	225	241
Commercial total	9,721	6,264	1,963	8,227	342	8,699	435	573
Retail
Single family residential	1,121	568	419	987	118	1,044	52	55
Other retail	11	-	11	11	11	11
Retail total	1,132	568	430	998	129	1,055	52	55
Total	$10,853	$6,832	$2,393	$9,225	$471	$9,754	$487	$628

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$2,311	$416	$1,305	$1,721	$120	$1,727	$6	$134
Non-farm, non-residential real estate	2,804	2,348	-	2,348	-	2,393	32	128
Construction and development	842	188	653	841	147	841	9	30
Other commercial	3,845	3,846	-	3,846	-	3,856	37	240
Commercial total	9,802	6,798	1,958	8,756	267	8,817	84	532
Retail
Single family residential	2,111	826	918	1,744	227	1,768	29	314
Retail total	2,111	826	918	1,744	227	1,768	29	314
Total	$11,913	$7,624	$2,876	$10,500	$494	$10,585	$113	$846

The following table summarizes the nonaccrual loans by loan type as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Retail
Consumer	$22	$21
Single family residential	1,508	1,667
Retail total	1,530	1,688
Commercial
Commercial and industrial	$1,622	$1,649
Nonfarm, nonresidential	5,138	737
Construction and development	-	68
Commercial real estate	176	6
Other commercial	1,233	1,248
Commercial total	8,169	3,708
Total	$9,699	$5,396

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

During the three months ended March 31, 2014, there were no loans modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  In addition, there were no troubled debt restructuring loans that subsequently defaulted during the three months ended March 31, 2014 and 2013 and year ended December 31, 2013.

Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2013 and the year ended December 31, 2013 (dollars in thousands):

	Year Ended December 31, 2013
		Post-
		Modification	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Retail:
Consumer	3	$8	$-
Single family residential	3	167	6
Total trouble debt restructurings	6	$175	$6
	Year Ended March 31, 2013
		Post-
		Modification	Net Charge-offs
	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications
Retail:
Single family residential	1	$130	-

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on non-accrual status at the time it is modified, it stays as non-accrual status, and if a loan is on accrual status at the time of the modification, it generally stays on accrual status.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment.  The allowance for loan and lease losses (“ALLL”) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Corporation considers a loan in default when it is 90 days or more past due and still accruing or transferred to nonaccrual status.

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

  The credit extension is considered sound; however, elements may be present which suggest the borrower may not be free from temporary impairments in the future.

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

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals

Pass	$87,146	$166,383	$40,428	$31,328	$23,451	$348,736
Special Mention	811	3,944	-	-	177	4,932
Substandard	1,287	5,689	391	411	-	7,778
Doubtful	1,075	-	-	-	1,210	2,285
TOTALS	$90,319	$176,016	$40,819	$31,739	$24,838	$363,731
Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$10,149	$215,284	$28,367	$253,800
Non-performing*	22	2,899	5	2,926
TOTALS	$10,171	$218,183	$28,372	$256,726

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

December 31, 2013
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial & Industrial	Non-Farm, Non-Residential Real Estate Loans	Construction & Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals

Pass	$92,155	$170,585	$29,463	$26,516	$24,131	$342,850
Special Mention	836	3,883	-	-	179	4,898
Substandard	635	1,745	475	424	1,023	4,302
Doubtful	1,076	-	-	-	1,249	2,325
TOTALS	$94,702	$176,213	$29,938	$26,940	$26,582	$354,375

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$10,936	$212,096	$27,643	$250,675
Non-performing*	21	1,667	28	1,716
TOTALS	$10,957	$213,763	$27,671	$252,391

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

The following tables summarize the allocation in the ALLL by loan segment for the three months ended March 31, 2014 and March 31, 2013 and the year ended December 31, 2013 (dollars in thousands):

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 12/31/13	$7,359	$1,084	$152	$8,595
Less: Charge-offs	-	-	-	-
Add: Recoveries	14	1	11	26
Add: Provisions	-	-	-	-
Ending ALLL balance - 3/31/14	$7,373	$1,085	$163	$8,621

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 12/31/12	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(144)	(12)	(14)	(170)
Add: Recoveries	10	-	8	18
Add: Provisions	(54)	46	8	-
Ending ALLL balance - 3/31/13	$7,340	$1,143	$174	$8,657

		Residential	Consumer and
	Commercial	Real Estate	Other Retail	Totals
Beginning ALLL balance - 1/1/13	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(222)	(27)	(49)	(298)
Add: Recoveries	53	2	29	84
Add: Provisions	-	-	-	-
Ending ALLL balance - 12/31/13	$7,359	$1,084	$152	$8,595

The following tables detail the amount of the ALLL allocated to each portfolio segment as of March 31, 2014, December 31, 2013 and March 31, 2013, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
March 31, 2014	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$1,407	$194	$-	$1,601
Loans collectively evaluated for impairment	5,966	891	163	7,020
Total	$7,373	$1,085	$163	$8,621

		Residential	Consumer and
December 31, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$342	$118	$11	$471
Loans collectively evaluated for impairment	7,017	966	141	8,124
Total	$7,359	$1,084	$152	$8,595

		Residential	Consumer and
March 31, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$267	$227	$-	$494
Loans collectively evaluated for impairment	7,073	916	174	8,163
Total	7,340	1,143	174	8,657

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
March 31, 2014	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$11,442	$1,473	$-	$12,915
Loans collectively evaluated for impairment	352,289	216,710	38,543	607,542
Ending Balance	$363,731	$218,183	$38,543	$620,457

`		Residential	Consumer and
December 31, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$8,227	$987	$11	$9,225
Loans collectively evaluated for impairment	346,148	212,776	38,617	597,541
Ending Balance	$354,375	$213,763	$38,628	$606,766

		Residential	Consumer and
March 31, 2013	Commercial	Real Estate	Other Retail	Totals
Loans individually evaluated for impairment	$8,756	$1,744	$-	$10,500
Loans collectively evaluated for impairment	335,012	212,907	15,144	563,063
Ending Balance	$343,768	$214,651	$15,144	$573,563

NOTE 6 – BORROWED FUNDS

The Corporation has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the FHLB.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of March 31, 2014 or December 31, 2013.

NOTE 7 – POST-RETIREMENT BENEFIT PLAN

(dollars in thousands)	Three months ended
	March 31, 2014	March 31, 2013
Service cost	$8	$35
Interest cost	28	73
Amortization of net gain	47	(47)
Net periodic pension cost	$83	$61

The Corporation contributed $37 and $107 to the plan for the three month periods ending March 31, 2014 and 2013, respectively.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-04, “Troubled Debt Restructurings by Creditors (Topic 310).” ASU 2014-04 applies to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The update requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  The amendments in the Update affect an entity that has either of the following:  (1) a component of an entity that either is disposed of or meets the criteria in paragraph 205-20-45-1E to be classified as held for sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.  ASU 2014-08 is effective in the first quarter of 2015 for public companies with calendar year ends and is not expected to have a significant impact on the Corporation’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,”  “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or  negatives of such terms.  These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and non-accrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements,  risk rating classifications of loans, calculation of our ALLL, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs, the impact of various factors on net interest income, the realization of deferred income tax assets, and the impact of remediation efforts concerning internal control over financial reporting.  We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors.  These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the State of Tennesseewhere the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Corporation’s ability to pay dividends, the availability of additional capital on favorable terms, the Corporation’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

All dollar amounts in this report, other than share and per-share amounts, are in thousands unless otherwise noted.

EXECUTIVE OVERVIEW

At March 31, 2014, the consolidated total assets of the Corporation were $1,128,165, its consolidated gross loans were $620,457, its total deposits were $986,174 and its total shareholders’ equity was $106,990.  The Corporation’s loan portfolio at March 31, 2014 reflected an increase of $13,691, or 2.3%, compared to December 31, 2013.  Total deposits increased $28,837, or 3.0%, and shareholders’ equity increased by 4.2% during the first three months of 2014.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation.  Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve.  At March 31, 2014, the Corporation's investment securities portfolio had $339,504 of available-for-sale securities, which are valued at fair market value, and $26,912 of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $329,714 of available-for-sale securities and $27,839 of held-to-maturity securities as of December 31, 2013.

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

(dollars in thousands)

Loan volume increased in the first quarter of 2014, with total loans increasing by $13,691, or 2.3% during the three-month period.  Commercial loans increased by $9,356, or 2.6%, in the first quarter, and the retail portfolio decreased by $4,335, or 1.7%.  At $620,457, total loans outstanding increased by $46,894, or 8.2%, at March 31, 2014 compared to March 31, 2013.  Loan demand has shown an improvement during the three months ended March 31, 2014, especially in the mortgage portfolio.

Loans identified with losses by management are promptly charged off. Furthermore, consumer loan accounts are charged off automatically based on regulatory requirements.

The ALLL is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310 and  ASC Topic 450.  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 5 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the ALLL.

Collectability.  A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability.  This process includes education and training of personnel about the Corporation's loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews.  The Special Assets Department of the Corporation identifies and monitors assets that need special attention.  At March 31, 2014, this process identified loans totaling $4,932 that were classified as other assets especially mentioned compared to loans totaling $4,898 at December 31, 2013.  Loans totaling $7,778 were classified as substandard at March 31, 2014, compared to loans totaling $4,302 at December 31, 2013.  Loans totaling $2,285 were classified as doubtful at March 31, 2014, compared to loans totaling $2,325 at December 31, 2013.

             Loans having a recorded  balance of $12,915 and $ 9,225 at March 31, 2014 and December 31, 2013, respectively, have been identified as impaired.  Nonaccrual loans amounting to $9,699 and $5,396 at March 31, 2014 and December 31, 2013, respectively, were not accruing interest.  The large increase in impaired and nonaccrual loans is primarily related to one commercial real estate credit with an outstanding balance of approximately $4.4 million in which events occurred to cause the loan to be downgraded during the quarter, as management concluded the timing and amounts of future cash flows cannot be reasonably estimated.  A specific reserve of approximately $1.1 million was applied to this loan.  Interest received on nonaccrual loans during the first quarter of 2014 was $123, compared to $113 over the same period in 2013.

(dollars in thousands)

Deposits

            The Corporation does not have any foreign offices and all deposits are serviced in its 18 domestic offices.  The Corporation’s average deposits increased 2.8% during the first three months of 2014 compared to an increase of 5.7% in the first three months of 2013.  Average total noninterest-bearing deposits were 18.3% of total deposits at March 31, 2014, contributing to the Corporation’s low cost of deposits, compared to 17.6% at December 31, 2013.

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

            As of March 31, 2014, the Bank’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 13.9%, 15.1%, and 9.2%, respectively, compared to 13.8%, 15.0%, and 9.1% at December 31, 2013. At March 31, 2014, the Corporation’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.2%, 15.4% and 9.4%, respectively, compared to 14.1%, 15.3%, and 9.4% at December 31, 2013.  Management believes, as of March 31, 2014, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

Liquidity and Capital Resources

            Most of the capital needs of the Corporation historically have been met with retained earnings.

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

(dollars in thousands)

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At March 31, 2014, the Corporation had $69,000 in borrowing capacity.

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

(dollars in thousands)

Results of Operations

Total interest income for the three months ended March 31, 2014 was $9,042 compared to $9,223 for the three months ended March 31, 2013.  Interest and fees earned on loans and investments are the primary components of total interest income.  Interest and fees earned on loans were $6,936, a decrease of $26 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The lower interest rates for loans were the primary reason for the lower interest income.  Interest earned on investment securities and other earning assets was $2,106, a decrease of $155, or 6.9%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease in interest earned on investment securities is primarily the result of the call or maturity of several higher yielding municipal bonds in the first quarter of 2014.

            Total interest expense in the three months ended March 31, 2014 was $620, a decrease of $214, or 25.7%, compared to the three months ended March 31, 2013.  The lower interest rates for certificates of deposits and public funds during the first quarter of 2014 were the primary reason for the lower expense.  As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements.  A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position.  The rate risk analysis for the 24-month period beginning April 1, 2014 and ending March 31, 2016 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 9.1%, or a decrease in net interest income of $3.0 million by the end of the period.

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

            The net interest margin, on a tax equivalent basis, at March 31, 2014, December, 31, 2013 and March 31, 2013, was 3.49%, 3.66% and 3.56%, respectively.  The decline during the first three months of 2014 was due, in part, to lower yields on earnings assets.

            Overall, the Corporation has experienced declining charge-offs and improved credit quality ratios.  As such, no additions were made to the provision for loan losses in the first quarter of 2014 and in the first quarter of 2013.

            Noninterest income was $2,651, a decrease of $678, or 20.4%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The gain on sales of securities for the three months ended March 31, 2014 and 2013 was $45 and $823, respectively, which accounted for the majority of the decrease in noninterest income over the three-month period.

            Noninterest expense, excluding the provision for loan losses, was $8,098 in the three months ended March 31, 2014, decrease of $7, or ..01%, as compared to noninterest expense for the three months ended March 31, 2013.

Net income for the three months ended March 31, 2014 was $2,262 compared to $3,056 for the three months ended March 31, 2013.  The Corporation earned $0.45 per share for the three months ended in March 31, 2014, compared to $0.59 per share for the three months ended March 31, 2013.  The decrease is mostly due to a decrease in noninterest income.

(dollars in thousands)

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at March 31, 2014 were $125,243 and $8,712, respectively.

At March 31, 2014, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2014, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.

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

(b) Changes in Internal Control Over Financial Reporting.  There has been no change in the Corporation's internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

(dollars in thousands)

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the first quarter of 2014:

CORPORATION’S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2014	––	––	––	––
February 1 – February 28, 2014	––	––	––	––
March 1 – March 31, 2014	39,013*	$25.00	––	––
Total	39,013*	$25.00	––	––

         *Purchased through negotiated transactions with several third-party sellers.

 Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
10.1	Employment Agreement.
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

(dollars in thousands)

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

(dollars in thousands)

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

(Registrant)

Date May 9, 2014	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date May 9, 2014	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

(dollars in thousands)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
10.1	Employment Agreement.
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

(dollars in thousands)