Form 10-Q
period 2014-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2014-08-11
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of August 5, 2014, the registrant had 4,936,817 shares of common stock outstanding.

All dollar amounts are reported in thousands except share and per share data.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant are included in this Report:

Condensed consolidated balance sheets – June 30, 2014 and December 31, 2013.

Condensed consolidated statements of income - For the three and six months ended June 30, 2014 and June 30, 2013.

Condensed consolidated statements of comprehensive income (loss) - For the three and six months ended June 30, 2014 and June 30, 2013.

Condensed consolidated statements of cash flows - For the six months ended June 30, 2014 and June 30, 2013.

 Selected notes to condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2014	2013
		(unaudited)	(1)
ASSETS	Cash and due from banks	$24,446	$20,391
	Interest-bearing deposits	11,423	25,167
	Federal funds sold	1,300	9,850
	Total cash and cash equivalents	37,169	55,408
	Securities:
	Available-for-sale (amortized cost $372,737
	and $346,892 as of June 30, 2014 and December 31, 2013,
	respectively)	365,017	329,714
	Held-to-maturity (fair market value $24,528
	and $28,595 as of June 30, 2014 and December 31, 2013,
	respectively)	23,902	27,839
	Total securities	388,919	357,553
	Loans, net of deferred fees	618,687	606,766
	Allowance for loan and lease losses	(8,635)	(8,595)
	Net loans	610,052	598,171
	Bank premises and equipment, net	24,799	24,868
	Other real estate owned	859	1,438
	Bank owned life insurance	26,231	25,867
	Goodwill	9,018	9,018
	Deferred tax asset	7,221	10,905
	Other assets	10,705	10,605
	TOTAL ASSETS	$1,114,973	$1,093,833
LIABILITIES	Deposits
	Noninterest-bearing	$185,420	$179,823
	Interest-bearing	781,463	777,514
	Total deposits	966,883	957,337
	Securities sold under agreements to repurchase	20,738	18,095
	Accounts payable and accrued liabilities	18,040	15,728
	TOTAL LIABILITIES	1,005,661	991,160
SHAREHOLDERS’	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 4,936,817 and 5,021,012 shares issued
	and outstanding as of June 30, 2014 and
	December 31, 2013, respectively	49,368	50,210
	Retained earnings	63,093	61,369
	Accumulated other comprehensive loss	(3,244)	(9,001)
	TOTAL SHAREHOLDERS’ EQUITY BEFORE
	NONCONTROLLING INTEREST - PREFERRED STOCK OF
	SUBSIDIARY	109,217	102,578
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS’ EQUITY	109,312	102,673
	TOTAL LIABILITIES AND
	SHAREHOLDERS’ EQUITY	$1,114,973	$1,093,833

(1) Derived from audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(unaudited)
		Three months ended			Six months ended
		2014	2013	2014	2013
INTEREST AND	Interest and fees on loans	$7,006	$7,314	$13,942	$14,276
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,407	1,381	2,761	2,818
	Exempt from federal income tax	610	737	1,289	1,483
	Other interest and dividend income	80	91	153	169
	Total interest income	9,103	9,523	18,145	18,746
INTEREST EXPENSE	Interest on deposits	607	696	1,211	1,431
	Interest on other borrowings	16	55	32	154
	Total interest expense	623	751	1,243	1,585
	Net interest income	8,480	8,772	16,902	17,161
	Provision for loan and lease losses	-	-	-	-
	Net interest income after provision	8,480	8,772	16,902	17,161
NONINTEREST	Gain on loans sold	59	151	95	330
INCOME	Trust department income	583	564	1,253	1,160
	Service fees on deposit accounts	1,644	1,602	3,164	3,167
	Brokerage fees	118	92	222	199
	Earnings on bank owned life insurance	78	114	189	201
	Gain on sale of securities	502	6	547	829
	Loss on foreclosed property	(10)	(29)	(4)	(168)
	Other non-interest income	117	120	276	231
	Total non-interest income	3,091	2,620	5,742	5,949
NONINTEREST	Salaries and employee benefits	4,376	4,525	8,897	8,997
EXPENSE	Net occupancy expense	476	533	943	1,056
	Depreciation expense	351	385	711	765
	Data processing expense	573	605	1,161	1,149
	Legal and professional fees	200	305	428	488
	Stationary and office supplies	85	71	155	145
	Advertising and promotions	351	288	679	541
	FDIC insurance premium expense	160	51	289	237
	Other real estate expense	44	18	51	39
	Other noninterest expense	1,409	1,376	2,809	2,845
	Total noninterest expenses	8,025	8,157	16,123	16,262
	Income before provision for income taxes	3,546	3,235	6,521	6,848
	Provision for income taxes	941	842	1,654	1,399
	Net income before noncontrolling interest -
	dividends on preferred stock of subsidiary	2,605	2,393	4,867	5,449
	Noncontrolling interest-dividends on
	preferred stock subsidiary	8	8	8	8
	Net income for common shareholders	$2,597	$2,385	$4,859	$5,441
	Weighted average shares outstanding	4,977,506	5,133,051	4,997,536	5,155,779
	Earnings per share	$0.52	$0.46	$0.97	$1.06

The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended		Six months ended
	June 30,		June 30,
(unaudited)	2014	2013	2014	2013
Net income	$2,597	$2,385	$4,859	$5,441
Comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $1,955 and ($5,044) for the three months ended June 30, 2014 and
2013, respectively and net of taxes of $3,852 and ($6,064) for the six months
ended June 30, 2014 and 2013, respectively	3,123	(8,058)	6,153	(9,687)
Less: reclassification adjustment for realized gains included in net income, net of taxes of ($194) and ($2), for the three months ended June 30, 2014 and
2013, respectively and net of taxes of ($211) and ($319) for the six months
ended June 30, 2014 and 2013, respectively	(308)	(4)	(336)	(510)
Change in unfunded portion of postretirement benefit obligations, net of taxes of ($19), and $1,038, for the three months ended June 30, 2014 and 2013, respectively and net of taxes of ($37) and $1,008 for the six months ended
June 30, 2014 and 2013, respectively	(31)	1,657	(60)	1,611

Other comprehensive income (loss)	2,784	(6,404)	5,757	(8,586)
Comprehensive income (loss)	5,381	(4,019)	10,616	(3,145)
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total comprehensive income (loss)	$5,381	$(4,019)	$10,616	$(3,145)

The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended June 30,
	(unaudited)	2014	2013
OPERATING	Net income available for common shareholders	$4,859	$5,441
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	-	-
	Provision for depreciation and amortization of
	premises and equipment	711	765
	Deferred tax expense	80	(160)
	Net securities gains	(547)	(829)
	Gains on loans sold	(95)	(330)
	Proceeds from sale of mortgage loans held for sale	4,509	18,072
	Funding of mortgage loans held for sale	(4,730)	(16,645)
	Loss on other real estate owned	4	168
	Loss on sale of assets	1	16
	Amortization of investment security premiums,
	net of accretion of discounts	513	670
	Increase in cash surrender value of life insurance contracts	(189)	(201)
	(Increase) decrease in
	other assets	216	1,394
	Increase (decrease) in
	other liabilities	2,259	1,623
	Total adjustments	2,732	4,543
	Net cash provided by operating activities	7,591	9,984
INVESTING	Proceeds from sales of available-for-sale securities	19,475	137,150
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	15,095	32,658
	Proceeds from maturities and calls of held-to-maturity securities	3,930	1,835
	Purchases of investment securities
	available-for-sale	(60,374)	(187,475)
	Net decrease in loans	(11,886)	(10,922)
	Proceeds from sale of other real estate owned	567	553
	Purchases of premises and equipment	(643)	(177)
	Purchase of life insurance policy	(175)	(485)
	Net cash used in investing activities	(34,011)	(26,863)
FINANCING	Net increase (decrease) in deposits	9,546	(11,128)
ACTIVITIES	Net increase in securities sold under
	agreements to repurchase	2,643	727
	Payments to FHLB borrowings	-	(7,000)
	Repurchase of common stock	(2,150)	(2,101)
	Cash dividends paid on common stock	(1,858)	(1,883)
	Net cash provided by (used in) financing activities	8,181	(21,385)
	Decrease in cash and cash equivalents	(18,239)	(38,264)
	Cash and cash equivalents at beginning of period	55,408	70,396
	Cash and cash equivalents at end of period	$37,169	$32,132
	Supplemental disclosures of cash flow information
	Interest paid	$1,190	$1,548
	Income taxes paid	$1,457	$655
	Loans to facilitate sale of other real estate owned	$-	$1,760
	Real estate acquired in settlement of loans	$5	$312

The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

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

NOTE 2 –ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended June 30, 2014 and 2013, were as follows:

	Amounts reclassified from AOCI
	Six months ended
	June 30, 2014	June 30, 2013	Affected line item in the Statements of Income
Unrealized gains on available-for-sale
securities
	$547	$829	Gain on sale of securities
			Total reclassified amount before tax and
	547	829	noncontrolling interest
	(211)	(319)	Tax expense
	336	510	Net reclassified amount
Amortization of defined benefit pension items
			Components are included in the computation of net
Actuarial losses	(97)	(47)	periodic pension cost and presented in Note 7
	(97)	(47)	Total reclassified amount before tax
	37	18	Tax benefit
	(60)	(29)	Net reclassified amount
Total reclassifications out of AOCI	$276	$481

All dollar amounts are reported in thousands except share and per share data.

	Amounts reclassified from AOCI
	Three months ended
	June 30, 2014	June 30, 2013	Affected line item in the Statements of Income
Unrealized gains on available-for-sale
securities
	$502	$6	Gain on sale of securities
			Total reclassified amount before tax and
	502	6	noncontrolling interest
	(193)	(2)	Tax expense
	309	4	Net reclassified amount
Amortization of defined benefit pension items
Actuarial gains	(50)	-	Components are included in the computation of net
	(50)	-	Total reclassified amount before tax
	19	-	Tax expense
	(31)	-	Net reclassified amount
Total reclassifications out of AOCI	$278	$4

The components of accumulated other comprehensive income, included in shareholder’s equity, are as follows:

	June 30, 2014	December 31, 2013
Net unrealized losses on available-for-sale securities	$(7,720)	$(17,178)
Net defined benefit pension plan deferred amounts	2,445	2,542
	(5,275)	(14,636)
Tax effect	2,031	5,635
Accumulated other comprehensive loss	$(3,244)	$(9,001)

NOTE 3 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received in a sale of that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Fair value measurement must maximize the use of observable inputs and minimize the use of unobservable inputs. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

All dollar amounts are reported in thousands except share and per share data.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and by the level within the fair value hierarchy utilized to measure fair value:

Assets measured at fair value on a recurring basis as of June 30, 2014
Available-for-sale securities	Level 1		Level 2	Level 3		Total
U.S. government agencies		$-	$109,401		$-	$109,401
U.S. government sponsored agency mortgage backed securities		-	195,706		-	195,706
States and political subdivisions		-	40,940		-	40,940
Corporate bonds		-	18,970		-	18,970
Total assets at fair value		$-	$365,017		$-	$365,017
Assets measured at fair value on a recurring basis as of December 31, 2013
Available-for-sale securities	Level 1		Level 2	Level 3		Total
U.S. government agencies		$-	$105,072		$-	$105,072
U.S. government sponsored agency mortgage backed securities		-	157,423		-	157,423
States and political subdivisions		-	46,337		-	46,337
Corporate bonds		-	20,882		-	20,882
Total assets at fair value		$-	$329,714		$-	$329,714

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the six months ended June 30, 2014.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, the Corporation obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement. The Corporation reviews the pricing quarterly to verify the reasonableness of the pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other factors. U.S. government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities and corporate bonds are classified as Level 2 inputs.

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013, by the level within the fair value hierarchy utilized to measure fair value:

June 30, 2014	Level 1	Level 2	Level 3	Total
Impaired loans (collateral-dependent)	$-	$-	$4,416	$4,416
Other real estate owned	$-	$-	$-	$-
December 31, 2013	Level 1	Level 2	Level 3	Total
Impaired loans (collateral-dependent)	$-	$-	$2,214	$2,214
Other real estate owned	$-	$-	$208	$208

Impaired Loans (Collateral-dependent)

All dollar amounts are reported in thousands except share and per share data.

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results. Fair value adjustments for collateral-dependent impaired loans for each of the six months ended June 30, 2014 and 2013 were $916 and $342, respectively, and $79 for the year ended December 31, 2013.

Loans considered impaired under ASC 310-35, “Impairment of a Loan,” are loans for which, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) subsequent write-downs that are based on the observable market price or current appraised value of the collateral or (2) changes in the specific reserve.

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans. Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties. Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell. OREO is classified within Level 3 of the fair value hierarchy. OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral. There were no fair value adjustments for OREO for the six months ended June 30, 2014. Fair value adjustments for OREO for the six months ended June 30, 2013 were $0, and $395 for the year ended December 31, 2013.

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

All dollar amounts are reported in thousands except share and per share data.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable
	June 30, 2014	technique(s)	input	Range (weighted average)
Market
		comparable	Marketability
Impaired loans (collateral-dependent)	$4,416	properties	discount	5.0% - 37.0% (35%)
Market
		comparable	Marketability
Other real estate owned	$-	properties	discount	N/A

	Quantitative Information about Level 3 Fair Value Measurements
	Fair value at
	December 31,	Valuation	Unobservable
	2013	technique(s)	input	Range (weighted average)
		Market
		comparable	Marketability
Impaired loans (collateral-dependent)	$2,214	properties	discount	5.0% - 10.0% (7%)
		Market
		comparable	Marketability
Other real estate owned	$208	properties	discount	5.0% - 10.0% (7%)

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

All dollar amounts are reported in thousands except share and per share data.

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

The following table presents estimated fair values of the Corporation’s financial instruments as of June 30, 2014 and December 31, 2013, and indicates the level within the fair value hierarchy of the valuation techniques:

		Fair value measurements at June 30, 2014 using
		Quoted prices in
		active markets for	Significant other	Significant
	Carrying	identical assets	observable inputs	unobservable inputs
June 30, 2014	amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$ 24,446	$24,446	$-	$-
Interest-bearing deposits in other banks	11,423	11,423	-	-
Federal funds sold	1,300	1,300	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	365,017	-	365,017	-
Securities held-to-maturity	23,902	-	24,528	-
Loans held for sale	674	-	674	-
Loans, net	610,052	-	-	618,673
Accrued interest receivable	4,078	-	4,078	-
Financial liabilities
Non-interest bearing deposits	185,420	185,420	-	-
Interest bearing deposits	781,463	-	782,335	-
Repurchase agreements	20,738	-	20,738	-
Accrued interest payable	610	-	610	-
Off-balance sheet credit related instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

All dollar amounts are reported in thousands except share and per share data.

		Fair value measurements at December 31, 2013 using
		Quoted prices in
		active markets for	Significant other	Significant
	Carrying	identical assets	observable inputs	unobservable inputs
December 31, 2013	amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$ 20,391	$20,391	$-	$-
Interest-bearing deposits in other banks	25,167	25,167	-	-
Federal funds sold	9,850	9,850	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	329,714	-	329,714	-
Securities held-to-maturity	27,839	-	28,595	-
Loans held for sale	327	-	327	-
Loans, net	598,171	-	-	607,113
Accrued interest receivable	4,183	-	4,183	-
Financial liabilities
Non-interest bearing deposits	179,823	179,823	-	-
Interest bearing deposits	777,514	-	779,224	-
Repurchase agreements	18,095	-	18,095	-
Accrued interest payable	663	-	663	-
Off-balance sheet credit related instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

NOTE 4 – SECURITIES

The amortized cost and estimated fair value of securities at June 30, 2014 and December 31, 2013 were as follows:

	Amortized	Gross unrealized		Fair
June 30, 2014	cost	Gains	Losses	value
Available-for-sale securities
U.S. government agencies	$113,417	$17	$4,033	$109,401
U.S. government sponsored agency mortgage backed securities	201,086	57	5,437	195,706
States and political subdivisions	39,454	1,558	72	40,940
Corporate bonds	18,780	219	29	18,970
	$372,737	$1,851	$9,571	$365,017
Held-to-maturity securities
States and political subdivisions	$23,902	$626	$-	$24,528
	Amortized	Gross unrealized		Fair
December 31, 2013	cost	Gains	Losses	value
Available-for-sale securities
U.S. government agencies	$112,863	$-	$7,791	$105,072
U.S. government sponsored agency mortgage backed securities	168,045	27	10,649	157,423
States and political subdivisions	45,237	1,240	140	46,337
Corporate bonds	20,747	280	145	20,882
	$346,892	$1,547	$18,725	$329,714
Held-to-maturity securities
States and political subdivisions	$27,839	$756	$-	$28,595

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013 was $294,828 and $269,691, which was 76% and 75%, respectively, of the Corporation’s aggregate available-for-sale and held-to-maturity investment portfolio. The Corporation evaluates

All dollar amounts are reported in thousands except share and per share data.

its investment portfolio on a quarterly basis for impairment. The analysis performed as of June 30, 2014 and December 31, 2013 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

June 30, 2014	Less than 12 months		12 months or greater			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of security	value	losses	value	losses	value	losses
U.S. government agencies	$4,501	$10	$103,668	$4,023	$108,169	$4,033
U.S. government sponsored agency mortgage
backed securities	36,136	175	137,879	5,262	174,015	5,437
States and political subdivisions	5,653	42	2,147	30	7,800	72
Corporate bonds	1,311	2	3,533	27	4,844	29
	$47,601	$229	$247,227	$9,342	$294,828	$9,571
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of security	value	losses	value	losses	value	losses
U.S. government agencies	$100,533	$7,330	$4,539	$461	$105,072	$7,791
U.S. government sponsored agency mortgage
backed securities	144,134	10,073	8,698	576	152,832	10,649
States and political subdivisions	2,615	140	-	-	2,615	140
Corporate bonds	8,590	121	582	24	9,172	145
	$255,872	$17,664	$13,819	$1,061	$269,691	$18,725

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
June 30, 2014	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Within one year	$4,005	$4,052	$3,575	$3,653
One to five years	33,454	33,419	5,334	5,507
Five to ten years	115,873	112,826	14,993	15,368
After ten years	18,319	19,014	-	-
Mortgage-backed securities	201,086	195,706	-	-
Total	$372,737	$365,017	$23,902	$24,528

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $218,036 at June 30, 2014 and $210,494 at December 31, 2013.

The book value of securities sold under agreements to repurchase amounted to $34,975 at June 30, 2014 and $34,978 at December 31, 2013.

The Corporation realized gross gains of approximately $560 and $6 for the three month periods ending June 30, 2014 and 2013, respectively, and gross gains of approximately $605 and $829, for the six months ending June 30, 2014 and 2013, respectively, resulting from sales of available-for-sale securities. Gross losses of approximately $58 were included in the three and six-month periods ended June 30, 2014. Gross losses of approximately $196 were included in the three and six-month periods ended June 30, 2013.

All dollar amounts are reported in thousands except share and per share data.

NOTE 5 – LOANS

The following table presents the Corporation’s loans by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Commercial:
Commercial and industrial	$88,990	$94,702
Non-farm, nonresidential real estate	171,900	176,213
Construction and development	40,955	29,938
Commercial loans secured by real estate	32,249	26,940
Other commercial	23,429	26,582
Total commercial	357,523	354,375
Residential:
Consumer loans	9,986	10,957
Single family residential	222,156	213,763
Other retail	29,022	27,671
Total residential and consumer	261,164	252,391
	618,687	606,766
Less:
Allowance for possible loan losses	(8,635)	(8,595)
Total net loans	$610,052	$598,171

The amount of capitalized fees and costs calculated in accordance with ASC 310-20 included in the above loan totals were $908 and $831 at June 30, 2014 and December 31, 2013.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2014, approximately half of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

All dollar amounts are reported in thousands except share and per share data.

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

A concentration of credit occurs when obligations, direct or indirect, of the same or affiliated interests represent 15% or more of the Corporation’s capital structure. The Board of Directors recognizes that the Corporation’s geographic market area imposes some limitations regarding loan diversification if the Corporation is to perform the function for which it has been chartered. Specifically, lending to qualified borrowers within the Corporation’s market area will naturally cause concentrations of real estate loans in the primary communities served by the Corporation and loans to employees of major employers in the area.

All closed-end commercial loans (excluding loans secured by real estate) are charged off no later than 90 days delinquent. If a loan is considered uncollectable, it is charged off earlier than 90 days delinquent. When a commercial loan secured by real estate is past due, a current assessment of the value of the real estate is made. If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual with a specific reserve equal to the difference between book value and fair value assigned to the credit until such time as the property has been foreclosed upon. When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance, which reflects the fair value less estimated costs to sell, transferred to other real estate owned.

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

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed o n non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower. The Corporation had two loans that were 90 days or more past due that were not included in nonaccrual loans as of June 30, 2014. The aggregate amount of these loans at June 30, 2014 was $70. The Corporation had no loans that were 90 days or more past due that were not included in nonaccrual loans as of December 31, 2013.

All dollar amounts are reported in thousands except share and per share data.

The following tables provide details regarding the aging of the Corporation’s loan portfolio as of June 30, 2014 and December 31, 2013:

		90 Days and
	30 - 89 Days	Greater Past	Total Past
June 30, 2014	Past Due	Due	Due	Current	Total Loans
Retail:
Consumer	$92	$-	$92	$9,894	$9,986
Single family residential	1,294	651	1,945	220,211	222,156
Other retail	-	-	-	29,022	29,022
Retail total	1,386	651	2,037	259,127	261,164
Commercial:
Commercial and industrial	716	1,225	1,941	87,049	88,990
Non-farm, non-residential real estate	258	236	494	171,406	171,900
Construction and development	-	-	-	40,955	40,955
Commercial loans secured by real est	28	173	201	32,048	32,249
All other commercial	468	1,170	1,638	21,791	23,429
Commercial total	1,470	2,804	4,274	353,249	357,523
Total	$2,856	$3,455	$6,311	$612,376	$618,687
		90 Days and
	30 - 89 Days	Greater Past	Total Past
December 31, 2013	Past Due	Due	Due	Current	Total Loans
Retail
Consumer loans	$182	$3	$185	$10,772	$10,957
Single family residential	3,805	83	3,876	209,887	213,763
Other retail	319	28	359	27,312	27,671
Retail total	4,306	114	4,420	247,971	252,391
Commercial
Commercial and industrial	428	1,328	1,756	92,946	94,702
Non-farm, non-residential real estate	393	-	393	175,820	176,213
Construction and development	-	28	28	29,910	29,938
Commercial loans secured by real est	38	178	216	26,724	26,940
Other commercial	-	1,249	1,249	25,333	26,582
Commercial total	859	2,783	3,642	350,733	354,375
Total	$5,165	$2,897	$8,062	$598,704	$606,766

All dollar amounts are reported in thousands except share and per share data.

The following tables summarize the impaired loans by loan type as of June 30, 2014, December 31, 2013 and June 30, 2013:

						Average Recorded
						Investment
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related	Quarter To	Year To	Interest
June 30, 2014	Balance	Allowance	Allowance	Investment	Allowance	Date	Date	Received
Commercial:
Commercial and industrial	$2,847	$1,995	$226	$2,221	$14	$2,247	$2,267	$28
Non-farm, non-residential real est	9,994	3,998	5,425	9,423	1,217	9,533	9,650	245
Construction and development	250	250	-	250	-	250	282	8
Other commercial	3,392	2,801	173	2,974	29	3,040	3,151	104
Commercial total	16,483	9,044	5,824	14,868	1,260	15,070	15,350	385
Retail:
Single family residential	1,270	429	728	1,157	118	1,163	1,171	26
Other retail	-	-	-	-	-	-	-	-
Retail total	1,270	429	728	1,157	118	1,163	1,171	26
Total	$17,753	$9,473	$6,552	$16,025	$1,378	$16,233	$16,521	$411
						Average Recorded
						Investment
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related	Quarter To	Year To	Interest
December 31, 2013	Balance	Allowance	Allowance	Investment	Allowance	Date	Date	Received
Commercial:
Commercial and industrial	$2,190	$1,338	$234	$1,572	$16	$1,585	$1,620	$23
Non-farm, non-residential real est	3,236	1,155	1,551	2,706	282	2,728	2,819	157
Construction and development	461	461	-	461	44	476	556	30
Other commercial	3,834	3,310	178	3,488	-	3,486	3,704	225
Commercial total	9,721	6,264	1,963	8,227	342	8,275	8,699	435
Retail:
Single family residential	1,121	568	419	987	118	935	1,044	52
Other retail	11	-	11	11	11	5	11	-
Retail total	1,132	568	430	998	129	940	1,055	52
Total	$10,853	$6,832	$2,393	$9,225	$471	$9,215	$9,754	$487
						Average Recorded
						Investment
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related	Quarter To	Year To	Interest
June 30, 2013	Balance	Allowance	Allowance	Investment	Allowance	Date	Date	Received
Commercial:
Commercial and industrial	$2,225	$1,394	$229	$1,623	$34	$1,631	$1,642	$10
Non-farm, non-residential real est	3,282	1,681	1,125	2,806	285	2,832	2,862	76
Construction and development	492	325	167	492	62	618	729	17
Other commercial	3,771	3,382	184	3,566	83	3,569	3,639	97
Commercial total	9,770	6,782	1,705	8,487	464	8,650	8,872	200
Retail:
Single family residential	1,060	187	716	903	172	983	1,010	27
Retail total	1,060	187	716	903	172	983	1,010	27
Total	$10,830	$6,969	$2,421	$9,390	$636	$9,633	$9,882	$227

All dollar amounts are reported in thousands except share and per share data.

The following table summarizes the nonaccrual loans by loan type as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Retail:
Consumer	$15	$21
Single family residential	2,124	1,667
Retail total	2,139	1,688
Commercial:
Commercial and industrial	1,734	1,649
Nonfarm, nonresidential	5,234	737
Construction and development	-	68
Commercial real estate	191	6
Other commercial	1,170	1,248
Commercial total	8,329	3,708
Total	$10,468	$5,396

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

When the Corporation modifies loans in a troubled debt restructuring, the Corporation evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If the Corporation determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Corporation evaluates all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance. There were no troubled debt restructurings that subsequently defaulted during the six months ended June 30, 2014 and 2013.

All dollar amounts are reported in thousands except share and per share data.

Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2014, 2013 and the year ended December 31, 2013:

		Three months ended June 30, 2014
		Post-
		modification	Net charge-offs
	Number	outstanding	resulting from
	of loans	balance	modifications
Commercial:
Nonfarm nonresidential	1	$4,357	$-
Total troubled debt restructurings	1	$4,357	$-
		Six months ended June 30, 2014
		Post-
		modification	Net charge-offs
	Number	outstanding	resulting from
	of loans	balance	modifications
Commercial:
Nonfarm nonresidential	1	$4,357	$-
Total troubled debt restructurings	1	$4,357	$-
		Year ended December 31, 2013
		Post-
		modification	Net charge-offs
	Number	outstanding	resulting from
	of loans	balance	modifications
Retail:
Consumer	3	$8	$-
Single family residential	3	167	6
Total troubled debt restructurings	6	$175	$6
		Three months ended June 30, 2013
		Post-
		modification	Net charge-offs
	Number	outstanding	resulting from
	of loans	balance	modifications
Retail:
Consumer	2	$4	$-
Single family residential	1	36	5
Total troubled debt restructurings	3	$40	$5

All dollar amounts are reported in thousands except share and per share data.

		Six months ended June 30, 2013
		Post-
		modification	Net charge-offs
	Number	outstanding	resulting from
	of loans	balance	modifications
Retail:
Consumer	2	$4	$-
Single family residential	2	168	5
Total troubled debt restructurings	4	$172	$5

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

All dollar amounts are reported in thousands except share and per share data.

  Borrower has a strong market position in its industry and has an abundance of financeable assets available to protect the Corporation’s position.

  Borrower has proven and steady management with good management succession.

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

A) Transitional, Event Driven – This category of risk rated 5 loans captures responses to early warning signals from a relationship and, therefore, signifies a specific, event-driven, transitional credit grade. The event is generally something unplanned or unexpected such as a death, a disaster, the loss of a major client, product line, or key employee or the divorce, or health condition of the owner or key management person. This category may be used in transitional upgrades as well as transitional downgrades of credit relationships. Under these criteria, this category necessitates a plan of action to either upgrade the credit to a “Pass” rating (i.e., Risk Rating 1-4), downgrade the credit to a criticized asset, or exit the relationship within six months.

All dollar amounts are reported in thousands except share and per share data.

B) Ongoing Supervision Warranted – This category may also be utilized to identify loans having inherent characteristics which warrant more than the normal level of supervision. Loans meeting these criteria may include larger, more complex loans with unusual structures. Loans, which, due to structure or nature of the collateral require above average servicing, may also be considered for this risk rating. Unlike other criteria listed previously for this category, these particular characteristics tend not to be one-time or transitional in nature; therefore, these loans may be expected to remain in this risk rating category longer than six months. A loan might remain in this risk rating category for its life or until the characteristic warranting the rating can be eliminated or effectively mitigated.

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

All dollar amounts are reported in thousands except share and per share data.

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

All dollar amounts are reported in thousands except share and per share data.

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of June 30, 2014 and December 31, 2013:

June 30, 2014
				Commercial
				loans
Commercial loan portfolio:	Commercial	Non-farm, non-	Construction	secured by	All other
Credit risk profile by internally	and	residential real	and	residential	commercial	Commercial
assigned grade	industrial	estate loans	development	R/E	loans	loan totals
Pass	$85,804	$162,410	$40,705	$31,911	$22,084	$342,914
Special mention	175	996	-	-	175	1,346
Substandard	1,935	8,494	250	337	-	11,016
Doubtful	1,076	-	-	-	1,170	2,246
TOTALS	$88,990	$171,900	$40,955	$32,249	$23,429	$357,523
Retail loan portfolio: Credit
risk profiles based on	Consumer	Single-family	All other	Retail loan
delinquency status classification	loans	residential**	retail loans	totals
Performing	$9,971	$219,306	$28,945	$258,222
Non-performing*	15	2,850	77	2,942
TOTALS	$9,986	$222,156	$29,022	$261,164

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due. For the purposes of this calculation,

**Single-family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC's).

December 31, 2013
				Commercial
				loans
Commercial loan portfolio:	Commercial	Non-farm, non-	Construction	secured by	All other
Credit risk profile by internally	and	residential real	and	residential	commercial	Commercial
assigned grade	industrial	estate loans	development	R/E	loans	loan totals
Pass	$92,155	$170,585	$29,463	$26,516	$24,131	$342,850
Special mention	836	3,883	-	-	179	4,898
Substandard	635	1,745	475	424	1,023	4,302
Doubtful	1,076	-	-	-	1,249	2,325
TOTALS	$94,702	$176,213	$29,938	$26,940	$26,582	$354,375
Retail loan portfolio: Credit
risk profiles based on	Consumer	Single-family	All other	Retail loan
delinquency status classification	loans	residential**	retail loans	totals
Performing	$10,936	$212,096	$27,643	$250,675
Non-performing*	21	1,667	28	1,716
TOTALS	$10,957	$213,763	$27,671	$252,391

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due. For the purposes of this calculation,

**Single-family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC's).

All dollar amounts are reported in thousands except share and per share data.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses “ALLL” is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”), and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”). Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. Therefore, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

All dollar amounts are reported in thousands except share and per share data.

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

The following tables summarize the allocation in the ALLL by loan segment for the six months ended June 30, 2014 and June 30, 2013 and the year ended December 31, 2013:

		Residential	Consumer and
	Commercial	real estate	other retail	Totals
Beginning ALLL balance - 3/31/14	$7,373	$1,085	$163	$8,621
Less: Charge-offs	-	(4)	(6)	(10)
Add: Recoveries	22	1	1	24
Add: Provisions	-	-	-	-
Ending ALLL balance - 6/30/14	$7,395	$1,082	$158	$8,635
		Residential	Consumer and
	Commercial	real estate	other retail	Totals
Beginning ALLL balance - 12/31/13	$7,359	$1,084	$152	$8,595
Less: Charge-offs	-	(4)	(6)	(10)
Add: Recoveries	36	2	12	50
Add: Provisions	-	-	-	-
Ending ALLL balance - 6/30/14	$7,395	$1,082	$158	$8,635
		Residential	Consumer and
	Commercial	real estate	other retail	Totals
Beginning ALLL balance - 3/31/13	$7,340	$1,143	$174	$8,657
Less: Charge-offs	(1)	-	(1)	(2)
Add: Recoveries	3	4	-	7
Add: Provisions	(179)	158	21	-
Ending ALLL balance - 6/30/13	$7,163	$1,305	$194	$8,662
		Residential	Consumer and
	Commercial	real estate	other retail	Totals
Beginning ALLL balance -12/31/12	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(145)	(12)	(15)	(172)
Add: Recoveries	13	4	8	25
Add: Provisions	(233)	204	29	-
Ending ALLL balance -6/30/13	$7,163	$1,305	$194	$8,662

All dollar amounts are reported in thousands except share and per share data.

`		Residential	Consumer and
	Commercial	real estate	other retail	Totals
Beginning ALLL balance - 1/1/13	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(222)	(27)	(49)	(298)
Add: Recoveries	53	2	29	84
Add: Provisions	-	-	-	-
Ending ALLL balance - 12/31/13	$7,359	$1,084	$152	$8,595

The following tables detail the amount of the ALLL allocated to each portfolio segment as of June 30, 2014, December 31, 2013 and June 30, 2013, disaggregated on the basis of the Corporation’s impairment methodology:

		Residential	Consumer and
June 30, 2014	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$1,260	$118	$-	$1,378
Loans collectively evaluated for impairment	6,135	964	158	7,257
Total	$7,395	$1,082	$158	$8,635
		Residential	Consumer and
December 31, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$342	$118	$11	$471
Loans collectively evaluated for impairment	7,017	966	141	8,124
Total	$7,359	$1,084	$152	$8,595
		Residential	Consumer and
June 30, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$464	$172	$-	$636
Loans collectively evaluated for impairment	6,699	1,133	194	8,026
Total	$7,163	$1,305	$194	$8,662

All dollar amounts are reported in thousands except share and per share data.

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology:

		Residential	Consumer and
June 30, 2014	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$14,868	$1,157	$-	$16,025
Loans collectively evaluated for impairment	342,655	220,999	39,008	602,662
Ending Balance	$357,523	$222,156	$39,008	$618,687
`		Residential	Consumer and
December 31, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$8,227	$987	$11	$9,225
Loans collectively evaluated for impairment	346,148	212,776	38,617	597,541
Ending Balance	$354,375	$213,763	$38,628	$606,766
		Residential	Consumer and
June 30, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$8,487	$903	$-	$9,390
Loans collectively evaluated for impairment	335,941	197,624	36,646	570,211
Ending Balance	$344,428	$198,527	$36,646	$579,601

NOTE 6 – BORROWED FUNDS

The Corporation has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the FHLB. The CMA is a component of the Blanket Agreement for Advances and Security Agreement, dated June 20, 2006 (“Blanket Agreement”), with the FHLB of Cincinnati. The purpose of the CMA is to assist with short-term liquidity management. Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. There were no borrowings outstanding under the CMA as of June 30, 2014 or December 31, 2013.

NOTE 7 – POST-RETIREMENT BENEFIT PLAN

	Six months ended
	June 30, 2014	June 30, 2013
Service cost	$16	$86
Interest cost	56	240
Amortization of net gain	(97)	47
Net periodic cost	$(26)	$373

	Three months ended
	June 30, 2014	June 30, 2013
Service cost	$8	$51
Interest cost	28	167
Amortization of net gain	(50)	-
Net periodic cost	$(14)	$218

The Corporation contributed $15 and $111 to the plan for the six month periods ending June 30, 2014 and 2013, respectively.

All dollar amounts are reported in thousands except share and per share data.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 establishes principles for reporting useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 requires two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, with repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. For public business entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods after March 15, 2015. The new standard is not expected to have a significant impact on the Corporation’s financial statements.

All dollar amounts are reported in thousands except share and per share data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,” “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and non-accrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, risk rating classifications of loans, calculation of our ALLL, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs, the impact of various factors on net interest income, the realization of deferred income tax assets, and the impact of remediation efforts concerning internal control over financial reporting. We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors. These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Corporation’s ability to pay dividends, the availability of additional capital on favorable terms, the Corporation’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange ommission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At June 30, 2014, the consolidated total assets of the Corporation were $1,114,973, its consolidated gross loans were $618,687, its total deposits were $966,883 and its total shareholders’ equity was $109,312. The Corporation’s loan portfolio at June 30, 2014 reflected an increase of $11,921, or 2.0%, compared to December 31, 2013. Total deposits increased $9,546, or 1.0%, and shareholders’ equity increased by 6.5% during the first six months of 2014.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation. Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve. At June 30, 2014, the Corporation’s investment securities portfolio had $365,017 of available-for-sale securities, which are valued at fair market value, and $23,902 of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $329,714 of available-for-sale securities and $27,839 of held-to-maturity securities as of December 31, 2013.

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

Loan volume increased in the second quarter of 2014, resulting in total loans increasing by $11,921, or 2.0% during the six-month period ended June 30, 2014 as compared to the six month period ended June 30, 2013. Commercial loans increased by $3,148, or 0.9%, in the second quarter, and the retail portfolio increased by $8,773, or 3.5%. At $618,687, total loans outstanding increased by $39,086, or 6.7%, at June 30, 2014 compared to December 31, 2013. Loan demand has shown an improvement during the six months ended June 30, 2014, especially in the construction and development portfolio.

All dollar amounts are reported in thousands except share and per share data.

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

Collectability. A formal process is in place to enhance control over the underwriting of loans and to monitor loan collectability. This process includes education and training of personnel about the Corporation’s loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews. The Corporation’s Special Assets Department identifies and monitors assets that need special attention. At June 30, 2014, this process identified loans totaling $1,346 that were classified as other assets especially mentioned compared to loans totaling $4,898 at December 31, 2013. Loans totaling $11,016 were classified as substandard at June 30, 2014, compared to loans totaling $4,302 at December 31, 2013. Loans totaling $2,246 were classified as doubtful at June 30, 2014, compared to loans totaling $2,325 at December 31, 2013.

Loans having a recorded balance of $16,025 and $9,225 at June 30, 2014 and December 31, 2013, respectively, have been identified as impaired. Nonaccrual loans amounting to $10,468 and $5,396 at June 30, 2014 and December 31, 2013, respectively, were not accruing interest. The large increase in impaired and nonaccrual loans is primarily related to one commercial real estate credit with an outstanding balance of approximately $4.4 million in which events occurred to cause the loan to be downgraded during the first quarter, as management concluded the timing and amounts of future cash flows cannot be reasonably estimated. A specific reserve of approximately $1.1 million was applied to this loan. In the second quarter of 2014, there was another large commercial credit downgraded, adding approximately $3.5 million to impaired loans.

Deposits

The Corporation does not have any foreign offices and all deposits are serviced in its 18 domestic offices. The Corporation’s average deposits increased 3.2% during the first six months of 2014 compared to an increase of 5.5% in the first six months of 2013. Average total noninterest-bearing deposits were 18.5% of total deposits at June 30, 2014, contributing to the Corporation’s low cost of deposits, compared to 17.6% at December 31, 2013.

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

All dollar amounts are reported in thousands except share and per share data.

As of June 30, 2014, the Bank’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 13.9%, 15.1%, and 9.0%, respectively, compared to 13.8%, 15.0%, and 9.1% at December 31, 2013. At June 30, 2014, the Corporation’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.3%, 15.5% and 9.3%, respectively, compared to 14.1%, 15.3%, and 9.4% at December 31, 2013. Management believes, as of June 30, 2014, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

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

The Corporation’s formal asset and liability management process is used to manage interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Corporation uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each quarter, the Corporation’s Asset/Liability Committee monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be re-priced to current market rates within a defined time period.

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the CMA with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At June 30, 2014, the Corporation had $40,000 borrowing capacity.

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

Allowance for Loan and Lease Losses

The Corporation’s management assesses the adequacy of the ALLL prior to the end of each month and prepares a more formal review quarterly to assess the risk in the Corporation’s loan portfolio. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALLL represents calculated amounts for specifically identified credit exposure and exposures readily predictable by historical or comparative experience. Even though this calculation considers specific credits, the entire allowance is available to absorb any credit losses.

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

All dollar amounts are reported in thousands except share and per share data.

meeting the specified criteria. Management has implemented procedures that give more detailed historical data by category of retail and consumer credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

Criteria considered and processes utilized in evaluating the adequacy of the ALLL are: Ÿ Portfolio quality trends;

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

RESULTS OF OPERATIONS

Total interest income for the six months ended June 30, 2014 was $18,145 compared to $18,746 for the six months ended June 30, 2013. Interest and fees earned on loans and investments are the primary components of total interest income. Interest and fees earned on loans were $13,942, a decrease of $334 during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The lower interest rates for loans were the primary reason for the lower interest income. Interest earned on investment securities and other earning assets was $4,203, a decrease of $267, or 6.0%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in interest earned on investment securities was primarily the result of the call or maturity of several higher yielding municipal bonds in the second quarter of 2014.

Total interest expense in the six months ended June 30, 2014 was $1,243, a decrease of $342, or 21.6%, compared to the six months ended June 30, 2013. The lower interest rates for certificates of deposits and public funds during the second quarter of 2014 were the primary reasons for the lower expense. As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements. A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position. The rate risk analysis for the 24-month period beginning July 1, 2014 and ending June 30, 2016 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 9.5%, or a decrease in net interest income of $3,115 by the end of the period. In a more likely scenario, the rate risk analysis for the 24-month period beginning July 1, 2014 and ending June 30, 2016 showed a worst-case potential change to net interest income, in the event of a 200 basis point shift in interest rates, of 2.4%, or a decrease of $785 by the end of the period.

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

The net interest margin, on a tax equivalent basis, at June 30, 2014, December, 31, 2013 and June 30, 2013, was 3.47%, 3.66% and 3.64%, respectively. The decline during the first six months of 2014 was in part caused by lower yield on earnings assets.

Overall, the Corporation has experienced continued declining charge-offs trends and improved credit quality ratios. As such, no additions were made to the provision for loan losses in the second quarter of 2014 and in the second quarter of 2013.

All dollar amounts are reported in thousands except share and per share data.

Noninterest income was $5,742, a decrease of $207, or 3.5%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The gain on sales of securities for the six months ended June 30, 2014 and 2013 was $547 and $829, respectively, which accounted for the majority of the decrease in noninterest income over the six-month period.

Noninterest expense, excluding the provision for loan losses, was $16,123 in the six months ended June 30, 2014, decrease of $139, or .1%, as compared to noninterest expense for the six months ended June 30, 2013.

Net income for the six months ended June 30, 2014 was $4,859 compared to $5,441 for the six months ended June 30, 2013. The Corporation earned $0.97 per share for the six months ended in June 30, 2014, compared to $1.06 per share for the six months ended June 30, 2013. The decrease is mostly because of a decrease in noninterest income.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at June 30, 2014 were $138,664 and $7,646, respectively.

At June 30, 2014, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2014, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

(b)   Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

All dollar amounts are reported in thousands except share and per share data.

All dollar amounts are reported in thousands except share and per share data.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the second quarter of 2014:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs
April 1 – April 30, 2014	––	––	––	––
May 1 – May 31, 2014	––	––	––	––
June 1 – June 30, 2014			––	––
	45,182*	$26.00
Total	45,182*	$26.00	––	––

*Purchased through negotiated transactions with several third-party sellers.

Item 6. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
31.1	Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2

Certification of the Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of the  Chief Executive  Officer  and  Treasurer  (principal  financial  officer)  of First  Farmers  and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

(2)      Incorporated by reference from the First Farmers and Merchants Corporation Annual Report on Form 10 -K, as filed with the Securities and Exchange Commission on March 15, 2011 (File Number 000-10972).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date	August 11, 2014	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	August 11, 2014	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
31.1	Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2

Certification of the Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of the  Chief Executive  Officer  and  Treasurer  (principal  financial  officer)  of First  Farmers  and Merchants Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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