Form 10-K/A
period 2013-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2014-09-09
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Selected sections from Annual Report to Shareholders for Fiscal Year Ended December 31, 2013 titled “Comparative Performance” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” -- Part I and II of this Report.

Proxy Statement for 2014 Annual Shareholders’ Meeting to be held on April 15, 2014 -- Part III of this Report.

EXPLANATORY NOTE – AMENDMENT NO. 1

The sole purpose of this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is to amend the  Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Filing”) of First Farmers and Merchants Corporation (the “Corporation”), which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2014,  to provide in Item 8 of Part II of the Original Filing a Report of Independent Registered Public Accounting Firm dated March 5, 2014 as to the Corporation’s audited financial statements and a Report of Independent Registered Public Accounting Firm dated March 5, 2014 as to the Corporation’s internal control over financial reporting.  This Amendment No.1 replaces the two reports that were included in Exhibit 13 to the Original Filing, which were dated March 6, 2014.

            Item 8 of Part II and Item 15 of Part III of this Amendment No. 1 have been amended solely to reflect the filing of the reports dated March 5, 2014 and to provide updated certifications of the Corporation’s principal executive officer and the principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and SEC Rule 12b-15, as amended.  Except as expressly described herein, no other changes have been made to the Original Filing and the Original Filing continues to speak as of its date.  This Amendment No. 1 has not been updated to reflect events occurring subsequent to the date that the Original Filing was filed with the SEC.

PART II

Item 8.  Financial Statements and Supplementary Data.

(a)        Consolidated Financial Statements: The Corporation’s consolidated financial statements are included beginning on Page F-1 immediately following this page.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

  and Shareholders

First Farmers and Merchants Corporation

Columbia, Tennessee

We have audited First Farmers and Merchants Corporation’s (Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of December 31, 2013, and our report dated March 5, 2014, expressed an unqualified opinion thereon.

//s//BKD, LLP

Louisville, Kentucky

March 5, 2014

FIRST FARMERS AND MERCHANTS CORPORATION

COLUMBIA, TENNESSEE

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

            The management of First Farmers and Merchants Corporation is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in its annual report.  The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on informed judgments, assumptions and estimates made by management.

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

            The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (1992).”  Based on our assessment we believe that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

            BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this annual report, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2013, is included in this annual report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

  and Shareholders

First Farmers and Merchants Corporation

Columbia, Tennessee

We have audited the accompanying consolidated balance sheets of First Farmers and Merchants Corporation (Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013.  The Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2014, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

//s//BKD, LLP

Louisville, Kentucky

March 5, 2014

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	(Dollars in Thousands, Except Per Share Data)	2013	2012
ASSETS	Cash and due from banks	$20,391	$23,443
	Interest-bearing due from banks	25,167	31,953
	Federal funds sold	9,850	15,000
	Total cash and cash equivalents	55,408	70,396
	Securities
	Available-for-sale (amortized cost $346,892
	and $339,971 as of December 31, 2013 and December 31, 2012, respectively)	329,714	345,718
	Held-to-maturity (fair market value $28,595
	and $33,420 as of December 31, 2013 and December 31, 2012, respectively)	27,839	31,755
	Total securities	357,553	377,473
	Loans, net of deferred fees	606,766	567,159
	Allowance for loan and lease losses	(8,595)	(8,809)
	Net loans	598,171	558,350
	Bank premises and equipment, net	24,868	26,417
	Other real estate owned	1,438	5,678
	Bank owned life insurance	25,867	25,112
	Goodwill	9,018	9,018
	Deferred tax asset	10,905	3,884
	Other assets	10,605	14,035
	TOTAL ASSETS	$1,093,833	$1,090,363
LIABILITIES	Deposits
	Noninterest-bearing	$179,823	$169,136
	Interest-bearing	777,514	763,713
	Total deposits	957,337	932,849
	Securities sold under agreements to repurchase	18,095	17,068
	Accounts payable and accrued liabilities	15,728	15,755
	Federal Home Loan Bank (FHLB) advances	-	10,100
	TOTAL LIABILITIES	991,160	975,772
SHAREHOLDERS'	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 5,021,012 and 5,180,000 shares issued
	and outstanding as of December 31, 2013 and
	December 31, 2012, respectively	50,210	51,800
	Retained earnings	61,369	57,366
	Accumulated other comprehensive income (loss)	(9,001)	5,330
	TOTAL SHAREHOLDERS' EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	102,578	114,496
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS' EQUITY	102,673	114,591
	TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY	$1,093,833	$1,090,363
The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
		Years Ended December 31,
		2013	2012	2011
INTEREST AND	Interest and fees on loans	$28,653	27,951	29,838
DIVIDEND	Income on investment securities
INCOME	Taxable interest	5,501	4,967	4,219
	Exempt from federal income tax	2,913	3,106	3,616
	Dividends	294	360	295
	Total interest income	37,361	36,384	37,968
INTEREST	Interest on deposits	2,694	3,343	4,223
EXPENSE	Interest on other borrowings	213	498	719
	Total interest expense	2,907	3,841	4,942
	Net interest income	34,454	32,543	33,026
	Provision for loan and lease losses	-	1,120	3,125
	Net interest income after provision	34,454	31,423	29,901
NONINTEREST	Gain on loans sold	437	511	469
INCOME	Trust department income	2,298	2,119	1,999
	Service fees on deposit accounts	6,479	6,689	6,784
	Brokerage fees	361	231	36
	Earnings on bank owned life insurance	497	705	717
	Gain on sale of securities	829	2,294	1,458
	Loss on foreclosed property	(308)	(1,317)	(948)
	Other non-interest income	523	399	457
	Total noninterest income	11,116	11,631	10,972
NONINTEREST	Salaries and employee benefits	17,901	19,406	18,836
EXPENSE	Net occupancy expense	2,581	2,528	2,488
	Furniture and equipment expense	1,397	1,334	1,224
	Data processing expense	2,288	2,007	1,867
	Legal and professional fees	1,037	943	997
	Stationary and office supplies	293	279	286
	Advertising and promotions	1,090	1,179	1,217
	FDIC Insurance premium expense	728	703	875
	Other real estate expense	128	309	640
	Other noninterest expense	5,370	4,826	4,687
	Total noninterest expenses	32,813	33,514	33,117
	Income before provision for income taxes	12,757	9,540	7,756
	Provision for income taxes	2,865	1,916	744
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	9,892	7,624	7,012
	Noncontrolling interest-dividends on preferred stock subsidiary	16	16	16
	Net income for common shareholders	$9,876	$7,608	$6,996
PER SHARE	Weighted Average Shares Outstanding	5,110,849	5,315,634	5,393,765
	Earnings per share	$1.93	$1.43	$1.30
The accompanying notes are an integral part of the consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
Net Income for common shareholders	$9,876	$7,608	$6,996

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax (benefit) expenses of ($8,507), $1,204, and $2,960	(13,589)	1,923	4,728
Reclassification adjustment for realized gains included in net income, net of taxes of ($319), ($883), and ($561), respectively	(510)	(1,411)	(897)
Change in unfunded portion of postretirement benefit obligations, net of tax of ($146), $1,008 and $1,214, respectively	(232)	1,610	1,940

Other Comprehensive Income (Loss)	(14,331)	2,122	5,771

Total Comprehensive Income (Loss)	$(4,455)	$9,730	$12,767

The accompanying notes are an integral part of the consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
					Accumulated
					Other
	Shares of	Preferred	Common	Retained	Comprehensive
Years Ended December 31, 2013, 2012 and 2011	stock	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2010	5,430,000	$95	$54,300	$54,524	$(2,563)	$106,356
Net income before dividends on preferred stock of subsidiary				7,012		7,012
Other comprehensive income					5,771	5,771
Repurchase of common stock	(100,000)		(1,000)	(2,011)		(3,011)
Cash dividends declared, $0.74 per share				(3,963)		(3,963)
Cash dividends - preferred stock of subsidiary				(16)		(16)
Balance at December 31, 2011	5,330,000	95	53,300	55,546	3,208	112,149
Net income before dividends on preferred stock of subsidiary				7,624		7,624
Other comprehensive income					2,122	2,122
Repurchase of common stock	(150,000)		(1,500)	(1,900)		(3,400)
Cash dividends declared, $0.74 per share				(3,888)		(3,888)
Cash dividends - preferred stock of subsidiary				(16)		(16)
Balance at December 31, 2012	5,180,000	95	51,800	57,366	5,330	114,591
Net income before dividends on preferred stock of subsidiary				9,892		9,892
Other comprehensive loss					(14,331)	(14,331)
Repurchase of common stock	(158,988)		(1,590)	(2,132)		(3,722)
Cash dividends declared, $0.74 per share				(3,741)		(3,741)
Cash dividends - preferred stock of subsidiary				(16)		(16)
Balance AT December 31, 2013	5,021,012	$95	$50,210	$61,369	$(9,001)	$102,673
The accompanying notes are an integral part of the consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		Years Ended December 31,
	(unaudited)	2013	2012	2011
OPERATING	Net income available for common shareholders	$9,876	$7,608	$6,996
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	-	1,120	3,125
	Provision for depreciation and amortization of
	premises and equipment	1,543	1,412	1,270
	Deferred tax benefit (expense)	1,950	(340)	(1,216)
	Net securities gains	(829)	(2,294)	(1,458)
	Gains on loans sold	(437)	(511)	(417)
	Proceeds from sale of mortgage loans held for sale	21,047	28,625	24,402
	Funding of mortgage loans held for sale	(18,481)	(28,065)	(23,985)
	Loss on other real estate owned	308	1,317	948
	Gain (loss) on sale of premises and equipment	38	(10)	-
	Amortization of investment security premiums,
	net of accretion of discounts	1,312	3,526	2,094
	Increase in cash surrender value of life insurance contracts	(497)	(705)	(717)
	(Increase) decrease in
	Other assets	1,243	741	1,177
	Increase (decrease) in
	Other liabilities	(287)	2,647	534
	Total adjustments	6,910	7,463	5,757
	Net cash provided by operating activities	16,786	15,071	12,753
INVESTING	Proceeds from sales of available-for-sale securities	137,150	421,346	140,580
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	44,908	68,673	106,270
	Proceeds from maturities and calls of held-to-maturity securities	3,890	3,430	4,725
	Purchases of investment securities
	available-for-sale	(189,436)	(521,837)	(323,222)
	Net (increase) decrease in loans	(38,267)	(50,846)	38,031
	Proceeds from sale of other real estate owned	2,378	1,810	1,683
	Proceeds from sale of premises and equipment	799	-	-
	Purchases of premises and equipment	(831)	(786)	(263)
	Purchase of life insurance policies	(258)	(2,282)	(2,799)
	Net cash used in investing activities	(39,667)	(80,492)	(34,995)
FINANCING	Net increase in deposits	24,488	76,419	64,604
ACTIVITIES	Net increase in securities sold under agreements to repurchase	1,027	721	10,162
	Payments to FHLB borrowings	(10,100)	(7,000)	(7,000)
	Repurchase of common stock	(3,722)	(3,400)	(3,011)
	Cash dividends paid on common stock	(3,800)	(3,944)	(1,991)
	Net cash provided by financing activities	7,893	62,796	62,764
	Increase (decrease) in cash and cash equivalents	(14,988)	(2,625)	40,522
	Cash and cash equivalents at beginning of period	70,396	73,021	32,499
	Cash and cash equivalents at end of period	$55,408	$70,396	$73,021
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$2,816	$3,717	$5,235
	Income taxes	2,072	860	1,143
	Loans to facilitate sale of other real estate owned	1,905	1,774	-
	Real estate acquired in settlement of loans	312	1,355	1,375
The accompanying notes are an integral part of the consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

NOTE 1 – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies

The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States (“GAAP”) and to general practices in the banking industry.  The significant accounting policies applicable to First Farmers and Merchants Corporation (the Corporation) are summarized as follows.

Nature of Operations

The Corporation is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Farmers and Merchants Bank (the Bank).  The Bank is primarily engaged in providing a full range of banking and financial services, including lending, investing of funds, obtaining deposits, trust and wealth management operations, and other financing activities to individual and corporate customers in the middle Tennessee area.  The Bank is subject to competition from other financial institutions.  The Corporation and Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

Certain items in prior financial statements have been reclassified to conform to the current presentation.  These reclassifications had no effect on net income.

 Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management of the Corporation and the Bank to make estimates and assumptions that affect the reported amounts of assets and liabilities.  Those estimates and assumptions also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the fair value of financial instruments,  the valuation of foreclosed real estate, valuation of goodwill, valuation of deferred tax assets and the liability related to post-retirement benefits.

Concentrations of Credit Risk

The Corporations’ banking activities include granting commercial, residential, and consumer loans to customers primarily located in central and south central Tennessee and Northern Alabama.  The Corporation is continuing to manage all components of its portfolio mix in a manner to reduce risk from changes in economic conditions.  Concentrations of credit, as defined for regulatory purposes, are reviewed quarterly by management to ensure that internally established limits based on Tier 1 Capital plus allowance for loan losses and total capital are not exceeded.  At December 31, 2013 our concentrations of commercial real estate, rental and leasing loans were 119.6% of Tier 1 Capital plus the allowance for loan and lease losses, respectively.  Health care and social assistance loans were 46.3%.  Manufacturing and construction loans were 25.4%.  Wholesale trade credits were 25.2%.  These percentages are within our internally established limits regarding concentrations of credit.

All dollar amounts are reported in thousands except share and per share data.

 Loans secured by non-farm, non-residential real estate comprised 29.0% of the loan portfolio at December 31, 2013.  Management remains comfortable with the real estate exposure levels within the commercial loan portfolio.  Management believes the commercial real estate portion remains well diversified across several different property types and several different geographic markets, stretching primarily from Davidson County, Tennessee to northern Alabama.

Cash and Due From Banks

Included in cash and due from banks are reserve amounts that are required to be maintained in the form of cash and balances due from the Federal Reserve Bank and other banks.  At December 31, 2013, the Bank’s required reserve was $2,560 at the Federal Reserve.  From time to time throughout the year, the Bank’s balances due from other financial institutions exceeded Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Bank had one account over the limit at December 31, 2013 and it was $261.  Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions.

Cash Equivalents

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents include cash on hand, cash due from banks and federal funds sold.  Federal funds are sold for one-day periods.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Corporation does not intend to sell a debt security, and it is more likely than not the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

If declines in fair value are other than temporary, the carrying value of the securities is written down to fair value as a realized loss with a charge to income for the portion attributable to credit losses and a charge to other comprehensive income for the portion that is not credit related.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

All dollar amounts are reported in thousands except share and per share data.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Discounts and premiums on purchased commercial loans are amortized to income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through provisions for loan and lease losses charged against income.  Loan losses are charged against the allowance when management determines that the uncollectibility of a loan has been confirmed.  Subsequent recoveries, if any, are credited to the allowance account in the period received.

The adequacy of the allowance for loan and lease losses is evaluated quarterly in conjunction with loan review reports and evaluations that are discussed in meetings with loan officers, credit administration and the Corporation’s Board of Directors.  The Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors are considered in this evaluation.  This process is inherently subjective as it requires material estimates that are susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.  The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the loan portfolio.

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

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

When any secured commercial loan is considered uncollectable, whether past due or not, a current assessment of the value of the underlying collateral is made.  If the balance of the loan exceeds the fair value of the collateral, the loan is placed on nonaccrual and the loan is charged down to the value of the collateral less estimated cost to sell or a specific reserve equal to the difference between book value of the loan and the fair value assigned to the collateral is created until such time as the loan is foreclosed.  When the foreclosed collateral has been legally assigned to the Corporation, a charge off is taken, if necessary, in order that the remaining balance reflects the fair value estimated less costs to sell the collateral then transferred to other real estate owned or other repossessed assets.  When any unsecured commercial loan is considered uncollectable the loan is charged off no later than at 90 days past due.

All dollar amounts are reported in thousands except share and per share data.

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (4 monthly payments) delinquent.  If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent.  For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made.  If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated.  When the foreclosed property has been legally assigned to the Corporation, a charge-off is taken with the remaining balance, reflecting the fair value less estimated costs to sell, transferred to other real estate owned.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income.  The Corporation does not retain servicing rights on loans sold.  Loans held for sale at December 31, 2013 and 2012 totaled $327 and $2,456, respectively.

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

When foreclosed properties are acquired current appraisals are obtained on the properties.  Additionally, periodic updated appraisals are obtained on unsold foreclosed properties.  When an updated appraisal reflects a market value below the current book value, a charge is booked to current earnings to reduce the property to its new market value less expected selling costs.  Our policy for determining the frequency of periodic reviews is based upon consideration of the specific properties and the known or perceived market fluctuations in a particular market and is typically between 12 and 24 months.

Premises and Equipment

            Premises and equipment are stated at cost, less accumulated depreciation and amortization.  The provision for depreciation is computed principally on an accelerated method over the estimated useful life of an asset, which ranges from 15 to 39 years for buildings and from three to 25 years for equipment.  Costs of major additions and improvements are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Gains or losses from the disposition of property are reflected in operations, and the asset accounts and related allowances for depreciation are reduced.

Federal Reserve and Federal Home Loan Bank Stock

Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems.  The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.  At December 31, 2013 and 2012 Federal Reserve and Federal Home Loan Bank stock totaled $3,879.

Goodwill

Goodwill is evaluated annually for impairment.  Quantitative and qualitative assessments are performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

All dollar amounts are reported in thousands except share and per share data.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Corporation files consolidated income tax returns with its subsidiaries.  The Corporation accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Corporation determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  With a few exceptions, the Corporation is no longer subject to U.S. federal tax examinations for years before 2010, and state and local tax examinations by tax authorities for years before 2010.

The Corporation recognizes interest and penalties on income taxes as a component of income tax expense.

Securities Sold Under Agreements to Repurchase

            Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction

Fair Value Measurements

            FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  See Note 13 – Fair Value Measurement.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as input, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

All dollar amounts are reported in thousands except share and per share data.

Shareholders’ Equity and Earnings Per Share

Basic earnings per share represent income available to shareholders divided by the weighted average number of shares of Corporation common stock outstanding during the period.  Diluted earnings per share reflect additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued, as well as any adjustment to income that would result from the assumed conversion.  For the years ended December 31, 2013, 2012 and 2011, there were no potentially dilutive shares of common stock issuable.

In 2013, the Corporation adopted a plan to repurchase shares of its common stock.  The plan allowed the purchase of up to 200,000 shares.  The Corporation purchased 158,988 shares in 2013.  In 2012, the Corporation adopted a plan to repurchase up to 150,000 shares of common stock .  The Corporation repurchased 150,000 shares in 2012.  For 2011, the Corporation adopted a similar plan allowing it to repurchase up to 100,000 shares of common stock.  The Corporation repurchased 100,000 shares in 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income tax expenses or benefits.  Other comprehensive (loss) income includes unrealized appreciation or depreciation on available-for-sale securities and changes in the net actuarial gain or loss of the postretirement benefit obligation.

The components of accumulated other comprehensive income (loss), included in shareholder’s equity, are as follows as of December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Net unrealized gains (losses)
on available-for-sale securities	$(17,178)	$5,747	$4,914
Net actuarial gain on unfunded portion
of postretirement benefit obligation	2,542	2,920	302
	(14,636)	8,667	5,216
Tax effect - (expense) benefit	5,635	(3,337)	(2,008)

Other comprehensive income (loss)	$(9,001)	$5,330	$3,208

Transfers Between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period end date.

Segment Reporting

Management analyzes the operations of the Corporation assuming one operating segment, community lending services.

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

ASU 2013-12, “Definition of a Public Business Entity – An Addition to the Master Glossary” amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP.  The definition of a public business entity will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to business entities.  The amendment does not affect existing requirements, but instead improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance.  There is no actual effective date for the amendment in this Update.  However, the term public business entity will be used beginning with ASU 2014-01.  ASU 2013-12 is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)” clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The new update requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and is not expected to have a significant impact on the Corporation’s financial statements.

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended December 31, 2013, 2012 and 2011, were as follows:

				Affected Line Item in the Statements of Income
	Amounts Reclassified from AOCI
	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Unrealized gains (losses) on available-for-sale securities	$829	$2,294	$1,458	Realized gain (loss) on sale of securities
	(319)	(883)	(561)	Tax (expense) benefit
	$510	$1,411	$897	Net reclassified amount

Amortization of defined benefit pension items
Actuarial gains (losses)	$(190)	$-	$205
	73	-	(79)	Tax (expense) benefit
	$(117)	$-	$126	Net reclassified amount

Total reclassifications out of AOCI	$393	$1,411	$1,023

All dollar amounts are reported in thousands except share and per share data.

NOTE 3 – SECURITIES

                The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2013 and 2012 are summarized as follows:

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$112,863	$-	$7,791	$105,072
U.S. Government sponsored agency mortgage backed securities	168,045	27	10,649	157,423
States and political subdivisions	45,237	1,240	140	46,337
Corporate bonds	20,747	280	145	20,882
	$346,892	$1,547	$18,725	$329,714
Held-to-maturity securities
States and political subdivisions	$27,839	$756	$-	$28,595

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. Government agencies	$143,897	$400	$280	$144,017
U.S. Government sponsored agency mortgage backed securities	131,917	1,856	55	133,718
States and political subdivisions	47,273	3,306	-	50,579
Corporate bonds	16,884	529	9	17,404
	$339,971	$6,091	$344	$345,718
Held-to-maturity securities
States and political subdivisions	$31,755	$1,665	$-	$33,420

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2013 and 2012 was approximately $269,691 and $83,579, which was approximately 75% and 22%, respectively, of the Corporation’s available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of December 31, 2013 and December 31, 2012 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

            The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2013 and 2012:

	Less than 12 months		12 months or Greater		Total
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$ 100,533	$ 7,330	$ 4,539	$ 461	$ 105,072	$ 7,791
US Government sponsored agency mortgage
backed securities	144,134	10,073	8,698	576	152,832	10,649
States and political subdivisions	2,615	140	-	-	2,615	140
Corporate bonds	8,590	121	582	24	9,172	145
	$ 255,872	$ 17,664	$ 13,819	$ 1,061	$ 269,691	$ 18,725

	Less than 12 months		12 months or Greater		Total
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$ 68,979	$ 280	$ -	$ -	$ 68,979	$ 280
US Government sponsored agency mortgage
backed securities	12,881	55	-	-	12,881	55
Corporate bonds	1,719	9	-	-	1,719	9
	$ 83,579	$ 344	$ -	$ -	$ 83,579	$ 344

All dollar amounts are reported in thousands except share and per share data.

The unrealized losses on the Corporation’s investments in direct obligation of U.S. government agencies and U.S. government sponsored agency mortgage backed securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2013	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$ 5,841	$ 5,920	$ 3,135	$ 3,208
One to five years	26,404	26,489	7,043	7,305
Five to ten years	131,468	124,308	16,554	16,953
After ten years	15,134	15,574	1,107	1,129
Mortgage-backed securities	168,045	157,423	-	-
Total	$ 346,892	$ 329,714	$ 27,839	$ 28,595

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $210,494 at December 31, 2013 and $210,800 at December 31, 2012.

The book value of securities sold under agreements to repurchase amounted to $34,978 and $26,500 at December 31, 2013 and 2012, respectively.

Gross gains of $1,026, $2,455and $1,509 resulting from sales of available-for-sale securities were realized for at December 31, 2013, 2012 and 2011, respectively.  A loss of $197 was included in the net gain of $829 for December 31, 2013.  A loss of $161 was included in the net gain of $2,294 for December 31, 2012.  Losses of $51 were included in the net gain of $1,458 for December 31, 2011.

NOTE 4 – LOANS

The following table presents the Bank’s loans by category as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Commercial
Commercial and industrial	$94,702	$83,631
Non-farm, nonresidential real estate	176,213	167,565
Construction and development	29,938	36,323
Commercial loans secured by real estate	26,940	23,983
Other commercial	26,582	24,423
Total commercial	354,375	335,925
Residential
Consumer loans	10,957	11,621
Single family residential	213,763	196,349
Other retail	27,671	23,264
Total residential and consumer	252,391	231,234
	$606,766	$567,159
Less:
Allowance for possible loan losses	(8,595)	(8,809)
Total net loans	$598,171	$558,350

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans.  These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.  As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk.  The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At December 31, 2013, approximately seventy percent of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties, compared to eighty percent at December 31, 2012.

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

The Corporation originates residential and consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process.  To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel.  This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.  Additionally, trend and outlook reports are reviewed by management on a regular basis.  Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

The goal of the bank is to diversify loans to avoid a concentration of credit in a specific industry, person, entity, product, service, or any area vulnerable to a tax law change or an economic event.  A concentration of credit occurs when obligations, direct or indirect, of the same or affiliated interests represent 15 percent or more of the Bank’s capital structure.  Commercial real estate rental and leasing represented the highest concentration at 120% of tier 1 capital.  The Board of Directors recognizes that the Bank’s geographic trade area imposes some limitations regarding loan diversification if the bank is to perform the function for which it has been chartered.  Specifically, lending to qualified borrowers within the bank’s trade area will naturally cause concentrations of real estate loans in the primary communities served by the bank and loans to employees of major employers in the area.

             The following table provides details regarding the aging of the Bank’s loan portfolio:

December 31, 2013	30 - 89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
Retail
Consumer	$182	$3	$185	$10,772	$10,957
Single family residential	3,805	83	3,876	209,887	213,763
Other retail	319	28	359	27,312	27,671
Retail total	$4,306	$114	$4,420	$247,971	$252,391
Commercial
Commercial and industrial	$428	$1,328	$1,756	$92,946	$94,702
Non-farm, non-residential real estate	393	-	393	175,820	176,213
Construction and development	-	28	28	29,910	29,938
Commercial loans secured by real estate	38	178	216	26,724	26,940
All other commercial	-	1,249	1,249	25,333	26,582
Commercial total	$859	$2,783	$3,642	$350,733	$354,375
Total	$5,165	$2,897	$8,062	$598,704	$606,766

December 31, 2012	30 - 89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due	Current	Total Loans
Retail
Consumer	$112	$7	$119	$11,502	$11,621
Single family residential	3,543	387	3,930	192,419	196,349
Other retail	193	-	193	23,071	23,264
Retail total	$3,848	$394	$4,242	$226,992	$231,234
Commercial
Commercial and industrial	$618	$1,457	$2,075	$81,556	$83,631
Non-farm, non-residential real estate	666	448	1,114	166,451	167,565
Construction and development	160	-	160	36,163	36,323
Commercial loans secured by real estate	22	193	215	23,768	23,983
All other commercial	741	1,379	2,120	22,303	24,423
Commercial total	$2,207	$3,477	$5,684	$330,241	$335,925
Total	$6,055	$3,871	$9,926	$557,233	$567,159

All dollar amounts are reported in thousands except share and per share data.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings.

The following table summarizes the impaired loans by loan type as of December 31, 2013 and 2012:

December 31, 2013	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year To Date	Interest Received	Interest A ccrued
Commercial
Commercial and industrial	$2,190	$1,338	$234	$1,572	$16	$1,620	$23	$134
Non-farm, non-residential real estate	3,236	1,155	1,551	2,706	282	2,819	157	168
Construction and development	461	461	-	461	44	556	30	30
Other commercial	3,834	3,310	178	3,488	-	3,704	225	241
Commercial total	9,721	6,264	1,963	8,227	342	8,699	435	573
Retail
Single family residential	1,121	568	419	987	118	1044	52	55
Other retail	11	-	11	11	11	11
Retail total	1,132	568	430	998	129	1,097	52	55
Total	$10,853	$6,382	$2,393	$9,225	$471	$9,796	$487	$628

December 31, 2012	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$2,036	$1,076	$328	$1,404	$103	$3,483	$74	$259
Non-farm, non-residential real estate	3,613	2,417	-	2,417	-	1,606	83	78
Construction and development	682	-	682	682	118	682	35	40
Other commercial	3,124	3,124	-	3,124		3,520	126	279
Commercial total	9,455	6,617	1,010	7,627	221	9,291	318	656
Retail
Single family residential	1,237	402	613	1,015	82	638	39	64
Retail total	1,237	402	613	1,015	82		39	64
Total	$10,692	$7,019	$1,623	$8,642	$303	$9,291	$357	$720

December 31, 2011	Unpaid Contractual Principal Balance	Recorded investment with no allowance	Recorded Investment with allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment Year To Date	Interest Received	Interest Accrued
Commercial
Commercial and industrial	$5,839	$738	$5,678	$5,446	$601	$5,069	$193	$337
Non-farm, non-residential real estate	4,378	2,986	2,115	4,573	307	5,232	35	70
Construction and development	870	-	870	870	203	941	39	45
Other commercial	3,238	-	-	1,498	-	1,527	190	310
Commercial total	14,325	3,724	8,663	12,387	1,111	12,769	457	762
Retail
Single family residential	1,388	142	1,075	1,217	131	1,269	44	68
Retail total	1,388	142	1,075	1,217	131	1,269	44	68
Total	$15,713	$3,866	$9,738	$13,604	$1,242	$14,038	$501	$830

* Interest income received is recognized interest income and approximates cash basis.

All dollar amounts are reported in thousands except share and per share data.

            Non-accrual loans, segregated by class of loans, were as follows at December 31, 2013 and 2012:

	2013	2012
Commercial and industrial	$1,649	$1,595
Nonfarm, nonresidential real estate	737	1,372
Construction and development	68	50
Commercial real estate	6	126
Other commercial	1,248	1,379
Consumer	21	11
Single family residential	1,667	3,541
Total	$5,396	$8,074

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

As of December 31, 2013, the Corporation did not have any commitments to extend additional funds to borrowers with loans modified and included as a troubled debt restructuring.

During 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances.  Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the year ended December 31, 2013 and 2012:

		2013			2012
		Post - Modification	Net Charge-offs		Post -Modification	Net Charge-offs
	Number of	Outstanding	Resulting from	Number of	Outstanding	Resulting from
(dollars in thousands)	Loans	Balance	Modifications	Loans	Balance	Modifications
Commercial:
Commercial and industrial	-	$-	$-	1	$8	$-
Nonfarm nonresidential	-	-	-	1	361	-
Retail:
Consumer	3	8	-	1	3	-
Single family residential	3	167	6	3	237	-

Total trouble debt restructurings	6	$175	$6	6	$609	$-

All dollar amounts are reported in thousands except share and per share data.

Loans retain their accrual status at the time of their modification.  As a result, if a loan is on nonaccrual status at the time it is modified, it stays as no-accrual status, and if a loan is on accrual status at the time of the modification, it generally stays on accrual status.  Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment.  The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Corporation considers a loan in default when it is 90 days or more past due or transferred to nonaccrual.

As of December 31, 2013 and 2012, the Corporation did not have any loans that were modified in troubled debt restructurings during the past twelve months that have subsequently defaulted.

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

Risk Rating 2:   Modest Risk

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

Risk Rating 3:  Average Risk

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

Risk Rating 4:  Acceptable Risk

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

  Credit may be to individuals with a moderately leveraged financial condition, but with satisfactory liquidity and income to cover debt repayment requirements.

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

  Borrower has no access to capital markets, but would be financeable by another financial institution or finance company.

  Credit extensions are generally secured by acceptable collateral.

Risk Rating 5:  Pass / Watch

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

  Interim losses and other adverse trends may occur, but not to the level that would impair the bank’s position.

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

  Credit to individuals with marginal financial condition and liquidity, but with income still sufficient to service the debt.

Risk Rating 6:  Special Mention

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

  Adverse trends in operations/profits or unbalanced position in the balance sheet, but not to the point where repayment is in jeopardy.

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

Risk Rating 7:  Substandard

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

General Characteristics:

  The primary source of repayment no longer provides satisfactory support and repayment is dependent on secondary sources.

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

Risk Rating 8:  Doubtful

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

  No alternative financing sources exist.

The following table presents risk grades and classified loans by class for year ending December 31, 2013 and 2012:

December 31, 2013
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non- Residential Real Estate Loans	Construction and Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals
Pass	$92,155	$170,585	$29,463	$26,516	$24,131	$342,850
Special Mention	836	3,883	-	-	179	4,898
Substandard	635	1,745	475	424	1,023	4,302
Doubtful	1,076	-	-	-	1,249	2,325
TOTALS	$94,702	$176,213	$29,938	$26,940	$26,582	$354,375

All dollar amounts are reported in thousands except share and per share data.

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$10,9366	$212,096	$27,643	$250,675
Nonperforming*	21	1,667	28	1,716
TOTALS	$10,957	$213,763	$27,671	$252,391

December 31, 2012
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non- Residential Real Estate Loans	Construction and Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals

Pass	$81,560	$164,290	$35,543	$21,660	$22,857	$325,910
Special Mention	269	815	98	398	-	1,580
Substandard	726	2,460	682	1,925	187	5,980
Doubtful	1,076	-	-	-	1,379	2,455
TOTALS	$83,631	$167,565	$36,323	$23,983	$24,423	$335,925

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$11,610	$192,808	$23,131	$227,549
Nonperforming*	11	3,541	133	3,685
TOTALS	$11,621	$196,349	$23,264	$231,234

*Loans are classified as nonperforming loans and are automatically placed on nonaccrual status once they reach 90 days past due.  For purposes of this table all loans graded substandard or below are including in nonperforming.

**Single-family residential loans includes primary liens, closed-end secondary liens, residential construction loans, and home equity lines of credit.

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The Corporation’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Corporation’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs.  The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.  The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans.  Commercial loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates.  This analysis is performed at the relationship manager level for all commercial loans.  When a loan has a calculated grade of 7 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan.  Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

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

The allowance for loan losses is maintained at a level considered adequate to provide for the losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, know and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  The Corporation uses a rolling eight quarters historic loss period for all segments when estimating the historic charge off rates calculated in accordance with ASC Topic 450 and incorporates environmental factors for various components such as economic conditions, trends in delinquencies, loan review assessments, credit concentrations and level of underperforming ratios.

All dollar amounts are reported in thousands except share and per share data.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Corporation.  In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of changes to interest rates on portfolio risk.  Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.  Each component is determined to have either a high, moderate or low degree of risk.  The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

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

Loans identified as losses by management and internal loan review are charged-off.  Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

The following table summarizes the allocation in the allowance for loan losses by loan segment for the years ended December 31, 2013, 2012 and 2011:

December 31, 2013	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Beginning Balance	$ 7,528	$ 1,109	$ 172	$ 8,809
Less: Charge-offs	222	27	49	298
Add: Recoveries	53	2	29	84
Add: Provisions	-	-	-	-
Ending Balance	$ 7,359	$ 1,084	$ 152	$ 8,595

December 31, 2012	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Beginning Balance	$ 6,895	$ 2,113	$ 192	$ 9,200
Less: Charge-offs	1,690	176	19	1,885
Add: Recoveries	364	2	8	374
Add: Provisions	1,959	(830)	(9)	1,120
Ending Balance	$ 7,528	$ 1,109	$ 172	$ 8,809

December 31, 2011	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Beginning Balance	$ 7,011	$ 2,001	$ 408	$ 9,420
Less: Charge-offs	3,353	52	147	3,552
Add: Recoveries	103	-	104	207
Add: Provisions	3,134	164	(173)	3,125
Ending Balance	$ 6,895	$ 2,113	$ 192	$ 9,200

The following tables detail the amount of the ALLL allocated to each portfolio segment as of December 31, 2013, 2012 and 2011, disaggregated on the basis of the Corporation’s impairment methodology:

All dollar amounts are reported in thousands except share and per share data.

December 31, 2013	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Loans individually evaluated for impairment	$ 342	$ 118	$ 11	$ 471
Loans collectively evaluated for impairment	7,017	966	141	8,124
Ending Balance	$ 7,359	$ 1,084	$ 152	$ 8,595

December 31, 2012	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Loans individually evaluated for impairment	$ 221	$ 82	$ -	$ 303
Loans collectively evaluated for impairment	7,307	1,027	172	8,506
Ending Balance	$ 7,528	$ 1,109	$ 172	$ 8,809

December 31, 2011	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Loans individually evaluated for impairment	$ 1,111	$ 131	$ -	$ 1,242
Loans collectively evaluated for impairment	5,784	1,982	192	7,958
Ending Balance	$ 6,895	$ 2,113	$ 192	$ 9,200

The following table shows loans as of December 31, 2013, 2012 and 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology:

December 31, 2013	Commercial	Residential Real Estate	Consumer & Other Retail	Totals
Loans individually evaluated for impairment	$8,227	$987	$11	$9,225
Loans collectively evaluated for impairment	346,148	212,776	38,617	597,541
Ending Balance	$354,375	$213,763	$38,628	$606,766

December 31, 2012	Commercial	Residential Real Estate	Consumer & Other Retail	Totals
Loans individually evaluated for impairment	$7,627	$1,015	$-	$8,642
Loans collectively evaluated for impairment	328,298	195,334	34,885	558,517
Ending Balance	$335,925	$196,349	$34,885	$567,159

December 31, 2011	Commercial	Residential Real Estate	Consumer & Other Retail	Totals
Loans individually evaluated for impairment	$12,387	$1,217	$-	$13,604
Loans collectively evaluated for impairment	268,536	221,365	14,297	504,198
Ending Balance	$280,923	$222,582	$14,297	$517,802

NOTE 6 – PREMISES AND EQUIPMENT

            The following table presents the Corporation’s assets by category at December 31, 2013 and 2012:

	2013	2012

Land	$8,223	$9,003
Premises	22,765	22,717
Furniture and equipment	9,367	9,401
Leasehold improvements	1,095	1,319
	41,450	42,440
Less allowance for depreciation and amortization	(16,582)	(16,023)
	$24,868	$26,417

All dollar amounts are reported in thousands except share and per share data.

NOTE 7 – RELATED PARTY TRANSACTIONS

            Certain related parties (primarily directors and senior officers of the Corporation or the Bank, including their affiliates, families and companies in which they hold 10% or more ownership) were customers of, and had loans and other transactions with, the Bank in the ordinary course of business.  An analysis of the activity with respect to such loans for the years ended December 31, 2013 and 2012 is shown in the table below (dollars in thousands).  These totals exclude loans made in the ordinary course of business to other companies with which neither the Corporation nor the Bank had a relationship other than the association of one of its directors in the capacity of officer or director.  These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons.  They did not involve more than the normal risk of collectability or present other unfavorable features.  No related party loans were charged off in 2013 or 2012.

            Activity for related party transactions during 2013 and 2012 is as follows (dollars in thousands):

	2013	2012
Related party extensions of credit, beginning of period	$3,831	$3,829
New loans	1,116	745
Repayments	(1,125)	(743)
Related party extension of credit, end of period	$3,822	$3,831

The aggregate balances of related party deposits at December 31, 2013 and 2012 were $15,724 and $15,984, respectively.

The aggregate balances of related party repurchase agreements at December 31, 2013 and 2012 were $9,079 and $8,694, respectively.

The Corporation and Bank utilize various services and purchased good provided by certain related parties. Significant services provided by a director during 2013 totaled $38, which was for consulting services.  For 2012, these services totaled $1,105, which was for building contractor services.

NOTE 8 – LEASES

            Real property for four of the Bank’s office locations and certain equipment are leased under noncancelable operating leases expiring at various times through 2028.  In most cases, the leases provide for one or more renewal options of five to ten years under the same or similar terms.  In addition, various items of office equipment are leased under cancelable operating leases.  Total rental expense incurred under all operating leases, including short-term leases with terms of less than one month, amounted to approximately $18, $12 and $13 for equipment leases and approximately $264, $283 and $236 for building leases in 2013, 2012 and 2011, respectively.  Future minimum lease commitments as of December 31, 2013 under all noncancelable operating leases with initial terms of one year or more are shown in the following table:

Year	Lease Payments
2014	$ 336
2015	347
2016	320
2017	290
2018	290
Thereafter	3,942
Total	$ 5,525

All dollar amounts are reported in thousands except share and per share data.

NOTE 9 – FEDERAL AND STATE INCOME TAXES

                The following table presents components of income tax expense attributable to continuing operations for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Current	$915	$2,256	$1,960
Deferred	1,950	(340)	(1,216)
Total provision for income taxes	2,865	1,916	744

Deferred Tax Effects of Principal Temporary Differences	2013	2012	2011
Allowance for possible loan losses	$3,309	$3,392	$3,519
Deferred compensation	2,516	2,420	2,234
Write down of other real estate	314	1,152	1,621
Deferred gain on OREO sale	188	202	-
Amortization of core deposit intangible	(272)	423	575
Recognition of nonaccrual loan income	111	152	66
Unrealized gains (losses) on available-for-sale securities	6,613	(2,212)	(1,892)
Post retirement benefit obligation	1,849	1,733	1,643
Accelerated depreciation	(822)	(630)	(562)
Amortization of goodwill	(2,591)	(2,376)	(2,152)
Alternative Minimum Tax	-	402	422
Dividend Income - F&M West	(372)	(219)	(241)
Prepaid Expenses	(178)	(185)	-
Other	(304)	(368)	(360)
Net deferred tax asset	$10,905	$3,884	$4,872

Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the
Federal Statutory Rate (34% Each Year)	2013	2012	2011
Tax expense at statutory rate	$4,332	$3,238	$2,632
Increase (decrease) in taxes resulting from:
Tax exempt interest	(1,144)	(1,275)	(1,533)
Nondeductible interest expense	18	29	45
Employee benefits	(196)	(240)	(244)
Other nondeductible expenses
(nontaxable income) - net	11	32	55
State income taxes net of federal tax benefit	-	41	(40)
Dividend income exclusion	-	(1)	(52)
Other	(156)	92	(119)
Total provision for income taxes	$2,865	$1,916	$745

Effective tax rate	22.4%	20.1%	9.6%

The Corporation and one of its subsidiaries file consolidated income tax returns with the Internal Revenue Service and State of Tennessee.  The Corporation is not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.  There was no valuation allowance for deferred tax assets at December 31, 2013 and 2012.  Management believes it is more-likely-than-not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

All dollar amounts are reported in thousands except share and per share data.

NOTE 10 – BORROWED FUNDS

The Bank is a party to the Blanket Agreement for Advances and Security Agreement (the “Blanket Agreement”) with the Federal Home Loan Bank of Cincinnati (the “FHLB”).  Advances made to the Bank under the Blanket Agreement are collateralized by the FHLB stock and qualifying residential mortgage loans totaling 150% of the outstanding amount borrowed.  These collateralization matters are outlined in the Blanket Agreement dated June 20, 2006 between the Bank and the FHLB.  Outstanding advances at December 31, 2013 and 2012 were $0 and $10,100, respectively.

Stock held in the FHLB totaling $3,009 at December 31, 2013 is carried at cost.  The stock is restricted and can only be sold back to the FHLB at par.

The Bank has a Cash Management Advance Line of Credit Agreement (the “CMA”) dated June 21, 2010, with the Federal Home Loan Bank.  The CMA is a component of the Blanket Agreement.  The purpose of the CMA is to assist with short-term liquidity management.  Under the terms of the CMA, the Bank may borrow a maximum of $40 million selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  There were no borrowings outstanding under the CMA as of December 31, 2013.

Short-term borrowings included the following at December 31:

	2013	2012

Securities sold under repurchase agreements	$ 18,095	$ 17,068

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties.  The obligations are secured by investment securities and such collateral is held by in safekeeping by a third party.  The maximum amount of outstanding agreements at any month end during 2013 and 2012 totaled $22,359 and $22,598, respectively, and the monthly average of such agreements totaled $19,052 and $18,657 for 2013 and 2012, respectively.  The agreements at December 31, 2013, mature January 2, 2014.

NOTE 11 – SIGNIFICANT ESTIMATES, COMMITMENTS AND CONTINGENCIES

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Other significant estimates and concentrations not discussed in those footnotes include:

General Litigation

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

Pension and Other Postretirement Benefit Obligations

The Corporation has a noncontributory defined benefit postretirement health care plan whereby it agrees to provide certain postretirement benefits to eligible employees.  The benefit obligation is the actuarial present value of all benefits attributed to service rendered prior to the valuation date based on the projected unit credit cost method.  It is reasonably possible that events could occur that would change the estimated amount of this liability materially in the near term.

All dollar amounts are reported in thousands except share and per share data.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

The accompanying financial statements have been prepared using values and information currently available to the Corporation.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Corporation’s ability to meet regulatory capital requirements and maintain sufficient liquidity.  Furthermore, the Corporation’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Corporation’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Commitments and Credit Risk

The Corporation grants agribusiness, commercial and residential loans to customers throughout the state.  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Mortgage loans in the process of origination represent amounts that the Corporation plans to fund within a normal period of 30 to 90 days, and which are intended for sale to investors in the secondary market.  Total mortgage loans in process of origination were $407 and $9,488, at December 31, 2013 and 2012, respectively.  Total mortgage loans held for sale amounted to $327 and $2,456, at December 31, 2013 and 2012, respectively.

Standby Letters of Credit

Standby letters of credit are irrevocable conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under nonfinancial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  Should the Corporation be obligated to perform under the standby letters of credit, the Corporation may seek recourse from the customer for reimbursement of amounts paid.

The Corporation had total outstanding standby letters of credit amounting to $11,384 and $9,070, at December 31, 2013 and 2012, respectively, with terms ranging from seven days to 23 years.

All dollar amounts are reported in thousands except share and per share data.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2013, the Corporation had granted unused lines of credit to borrowers aggregating approximately $79,150 and $44,318 for commercial lines and open-end consumer lines, respectively.  At December 31, 2012, unused lines of credit to borrowers aggregated approximately $64,455 for commercial lines and $45,302 for open-end consumer lines.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of Total Capital and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets.  Actual capital amounts and ratios are presented in the table below (dollars in thousands).  Management believes, as of December 31, 2013, that the Corporation and the Bank met all capital adequacy requirements to which they were subject.

			For Minimum Capital		For Minimum Regulatory
(Dollars in Thousands)	Actual		Adequacy Purposes		Compliance Purposes
As of December 31, 2013	Amount	Ratio	Amount	Ratio > or =	Amount	Ratio > or =
Total Capital (to Risk Weighted
Assets) Consolidated	$110,276	15.3%	$57,632	8.0%	$-	-
Bank	107,392	15.0%	57,248	8.0%	71,560	10.0%
Tier I Capital (to Risk Weighted
Assets) Consolidated	101,681	14.1%	28,816	4.0%	-	-
Bank	98,797	13.8%	28,624	4.0%	42,936	6.0%
Tier I Capital (to Average
Assets) Consolidated	101,681	9.4%	43,358	4.0%	-	-
Bank	98,797	9.1%	43,358	4.0%	54,198	5.0%
As of December 31, 2012
Total Capital (to Risk Weighted
Assets) Consolidated	$109,011	15.8%	$55,265	8.0%	$-	-
Bank	106,075	15.5%	54,890	8.0%	68,613	10.0%
Tier I Capital (to Risk Weighted
Assets) Consolidated	100,338	14.5%	27,603	4.0%	-	-
Bank	97,402	14.2%	27,418	4.0%	41,127	6.0%
Tier I Capital (to Average
Assets) Consolidated	100,338	9.7%	41,505	4.0%	-	-
Bank	97,402	9.4%	41,492	4.0%	51,865	5.0%

All dollar amounts are reported in thousands except share and per share data.

The Corporation is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2013, approximately $15,022 of retained earnings were available for dividend declaration without prior approval.

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, and by the level within the fair value hierarchy utilized to measure fair value:

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

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2013.

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

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012, by the level within the fair value hierarchy utilized to measure fair value:

Assets measured at fair value on a nonrecurring basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral-dependent)	$-	$-	$2,214	$2,214
Other real estate owned	-	-	208	208

Assets measured at fair value on a nonrecurring basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans (collateral-dependent)	$-	$-	$4,840	$4,840
Other real estate owned	-	-	3,385	3,385

Impaired Loans (Collateral-Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments were approximately $79 at December 31, 2013 and $3,300 at December 31, 2012.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans.  Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties.  Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell.  OREO is classified within Level 3 of the fair value hierarchy.  OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral.  Fair value adjustments were approximately $395 at December 31, 2013 and $1,200 at December 31, 2012.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements as of December 31, 2013 and 2012:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$2,214	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate/assets owned	$208	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans (collateral-dependent)	$4,840	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)
Other real estate/assets owned	$3,385	Market comparable properties	Marketability discount	5.0% - 10.0% (7%)

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

The following tables present estimated fair values of the Corporation’s financial instruments as of December 31, 2013 and 2012, and indicate the levels within the fair value hierarchy of the valuation techniques:

Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$20,391	$20,391	$-	$-
Interest-bearing deposits in other banks	25,167	25,167	-	-
Federal funds sold	9,850	9,850	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	329,714	-	329,714	-
Securities held-to-maturity	27,839	-	28,595	-
Loans held for sale	327	327	-	-
Loans, net	598,171	-	-	607,113
Accrued interest receivable	4,183	-	4,183	-
Financial liabilities
Non-interest bearing deposits	179,823	179,823	-	-
Interest bearing deposits	777,514	-	778,682	-
Repurchase agreements	18,095	-	18,095	-
Accrued interest payable	663	-	663	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit		-	-	-

All dollar amounts are reported in thousands except share and per share data.

Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from banks	$23,443	$23,443	$-	$-
Interest-bearing deposits in other banks	31,953	31,953	-	-
Federal funds sold	15,000	15,000	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	345,718	-	345,718	-
Securities held-to-maturity	31,755	-	33,420	-
Loans held for sale	2,456	2,456	-	-
Loans, net	558,350	-	-	572,277
Accrued interest receivable	4,060	-	4,060	-
Financial liabilities
Non-interest bearing deposits	169,136	169,136	-	-
Interest bearing deposits	763,713	-	766,043	-
Repurchase agreements	17,068	-	17,068	-
Advances from Federal Home Loan Bank	10,100	-	10,215	-
Accrued interest payable	754	-	754	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit		-	-	-

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table presents unaudited quarterly interim financial information for the Corporation for the years ended December 31, 2013 and 2012:

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$ 9,223	$ 9,523	$ 9,328	$ 9,287	$ 37,361
Interest expense	834	751	679	643	2,907
Net interest income	8,389	8,772	8,649	8,644	34,454
Provision for possible loan losses, net	-	-	-	-	-
Noninterest income	3,329	2,620	2,509	2,658	11,116
Noninterest expenses	8,105	8,165	8,322	8,237	32,829
Income before income taxes	3,613	3,227	2,836	3,065	12,741
Income taxes	557	842	779	687	2,865
Net income	$ 3,056	$ 2,385	$ 2,057	$ 2,378	$ 9,876
Basic earnings per share	0.59	0.46	0.40	0.47	1.93
Weighted average shares outstanding per quarter	5,178,759	5,133,051	5,086,469	5,046,833	5,110,849

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$ 9,065	$ 9,095	$ 9,114	$ 9,110	$ 36,384
Interest expense	1,071	979	917	874	3,841
Net interest income	7,994	8,116	8,197	8,236	32,543
Provision for possible loan losses, net	600	520	-	-	1,120
Noninterest income	3,379	3,360	2,276	2,616	11,631
Noninterest expenses	7,754	8,424	8,145	9,207	33,530
Income before income taxes	3,019	2,532	2,328	1,645	9,524
Income taxes	690	451	373	402	1,916
Net income	$ 2,329	$ 2,081	$ 1,955	$ 1,243	$ 7,608
Basic earnings per share	0.44	0.39	0.37	0.23	1.43
Weighted average shares outstanding per quarter	5,330,000	5,330,000	5,328,002	5,332,893	5,315,634

All dollar amounts are reported in thousands except share and per share data.

NOTE 15 – DEPOSITS

            The Bank does not have any foreign offices and all deposits are serviced in its 16 domestic offices.  Maturities of time deposits of $100 or more at December 31, 2013 and 2012 are as follows:

	2013	2012

Under 3 months	$ 31,514	$ 28,504
3 to 12 months	$ 63,429	64,639
Over 12 months	$ 27,834	27,018

Total	$ 122,777	$ 120,161

The following table presents maturities of interest-bearing time deposits as of December 31, 2013:

2014	$ 185,687
2015	$ 25,422
2016	$ 14,712
2017	$ 7,120
2018	$ 5,893
Thereafter	$ -
Total	$ 238,834

NOTE 16 – CONDENSED FINANCIAL INFORMATION OF THE CORPORATION

            The following tables present the condensed balance sheets, statements of income, comprehensive income, and cash flows of the Corporation as of December 31, 2013 and 2012:

CONDENSED BALANCE SHEETS

	As of December 31,
	2013	2012
Cash	$23	$61
Investment in bank subsidiary	99,695	111,655
Investment in credit life insurance company	54	54
Investment in other securities	17	17
Dividends receivable from bank subsidiary	2,058	1,917
Cash surrender value - life insurance	4,409	4,395
Total assets	$106,256	$118,099
Liabilities
Accrued liabilities	$1,820	$1,686
Dividends payable	1,858	1,917
Total liabilities	3,678	3,603
Shareholders' equity
Common stock - $10 par value, 8,000,000 shares authorized;
5,021,012 and 5,180,000 shares issued and outstanding,
as of December 31, 2013 and December 31, 2012, respectively	50,210	51,800
Retained earnings	61,369	57,366
Accumulated other comprehensive income (loss)	(9,001)	5,330
Total shareholders' equity	102,578	114,496
Total liabilities and shareholders' equity	$106,256	$118,099

All dollar amounts are reported in thousands except share and per share data.

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2013	2012	2011
Operating income
Dividends from bank subsidiary	$7,663	$7,289	$6,974
Other dividend income	15	18	15
Other	65	135	130
Operating expenses	(238)	(218)	(199)
Income before equity in undistributed net
income of bank subsidiary	7,505	7,224	6,920
Equity in undistributed net income of bank subsidiary	2,371	384	76
Net Income	$9,876	$7,608	$6,996

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
Net Income for common shareholders	$9,876	$7,608	$6,996
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of ($8,507), $1,204, and $2,960	(13,589)	1,923	4,728
Reclassification adjustment for realized gains included in net income, net of taxes of ($319), ($883), and ($561), respectively	(510)	(1,411)	(897)
Change in unfunded portion of postretirement benefit obligations, net of tax of ($146), $1,008 and $1,214, respectively	(232)	1,610	1,940
Other Comprehensive Income (Loss)	(14,331)	2,122	5,771
Total Comprehensive Income (Loss)	$(4,455)	$9,730	$12,767

All dollar amounts are reported in thousands except share and per share data.

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011

Operating activities
Net income for the year	$9,876	$7,608	$6,996
Adjustments to reconcile net income to net cash
provided by operating activities
Equity in undistributed net income of bank subsidiary	(2,371)	(384)	(76)
Increase in cash surrender value of life insurance contracts	(65)	(135)	(130)
(Increase) decrease in other assets	(90)	56	(1,972)
Decrease in payables	84	127	126
Total adjustments	(2,442)	(336)	(2,052)
Net cash provided by operating activities	7,434	7,272	4,944
Investing activities
Purchase of single premium life insurance policy	-	(310)	-
Net cash used by investing activities	-	(310)	-
Financing activities
Payment to repurchase common stock	(3,722)	(3,400)	(3,011)
Cash dividends paid	(3,800)	(3,944)	(1,991)
Advance from subsidiary	50	-	-
Net cash used by financing activities	(7,472)	(7,344)	(5,002)
Decrease in cash	(38)	(382)	(58)
Cash at beginning of year	61	443	501
Cash at end of year	$23	$61	$443

NOTE 17 – EMPLOYEE BENEFIT PLANS

            The Bank contributes to a qualified profit-sharing plan covering employees who meet participation requirements.  To be eligible to participate, employees must complete 1,000 hours of service within the twelve month time period following their date of hire.  Employees must be age twenty or older.  The amount of the contribution is at the discretion of the Bank’s Board of Directors, up to the maximum deduction allowed for federal income tax purposes.  Contributions to the plan, which amounted to approximately $1,596, $1,019 and $874 in 2013, 2012 and 2011, respectively, are included in salaries and employee benefits expense.

            The Bank formalized a nonqualified salary continuation plan for certain key officers.  In connection with this plan, the value of the single premium universal life insurance policies (approximately $975 at December 31, 2013 and approximately $963 at December 31, 2012) purchased in 1993 to fund the plan and the related liability (approximately $49 at December 31, 2013 and $59 at December 31, 2012) were included in other assets and other liabilities, respectively.  The principal cost of the plan is accrued over the anticipated remaining period of active employment, based on the present value of the expected retirement benefit.

            The Corporation and Bank implemented a deferred compensation plan that permits directors to defer their director’s fees and earn interest on the deferred amount in the amount of the wall street journal prime rate plus three percent.  The agreements provide for a lump sum payment or 120 month payments of deferred fees plus accrued interest after retirement, separation from service, or death.  The liability accrued for this plan totaled $6,487 and $6,226 at December 30, 2013 and 2012, respectively.  The charge to expense for the agreements was $722, $853 and $711 for the years ended December 31 2013, 2012 and 2011, respectively.

All dollar amounts are reported in thousands except share and per share data.

NOTE 18 – POST RETIREMENT BENEFIT PLAN

Effective July 1, 2013, the Corporation revised its retiree medical benefit plan for employees who were hired before March 27, 2007. Newly retiring employees will no longer be offered medical, dental or life insurance coverage. Instead, qualified retirees will receive a post retirement bonus. The Corporation will pay a post retirement bonus equal to $20,000 to employees (i) who were hired prior to March 20, 2007; (ii) who retire on or after July 1, 2013; (iii) who are at least age 59 ½ at the time of retirement; and (iv) who have at least twenty-five years of service to the Corporation as of retirement. The bonus will be paid in a lump sum cash payment (subject to applicable tax withholding requirements) within 60 days after the employee’s retirement, provided such retirement constitutes a “separation from service” under section 409A of the Internal Revenue Code. The Corporation still sponsors a defined benefit post-retirement health care plan for retirees who retired prior to July 1, 2007.  Under this plan, premiums paid by retirees and spouses depend on date of retirement, age and coverage election.

            The Corporation funding policy is to make the minimal annual contribution that is required by applicable regulations, plus such amounts as the Corporation may determine to be appropriate from time to time.  The Corporation expects to contribute $145 to the plan in 2014.

            The following table provides further information about the plan:

	Post-Retirement Benefits
	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$7,421	$4,572
Service cost	138	91
Interest cost	292	351
Plan participants’ contribution	77	(81)
Expected benefits paid	(343)	(128)
Actuarial (gain) loss	(5,220)	2,616
Amendments	(52)	-
Benefit obligation at end of year	$2,313	$7,421
Change in fair value of assets
Fair value of plans assets at beginning of year	$-	$-
Employer contribution	77	(209)
Plan participants' contributions	266	(105)
Benefits paid	(343)	(314)
Fair value of plan assets at end of year	$-	$-
Reconciliation of funded status to benefit costs recognized
Projected benefit obligation, end of year	$(2,313)	$(7,421)
Fair value of assets, end of year	-	-
Funded status, end of year	(2,313)	(7,421)
Unrecognized prior service cost	(52)	-
Unrecognized net loss/(gain)	(2,490)	2,920
Prepaid/(accrued) benefit cost	(4,855)	(4,501)

            Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2013	2012
Unrecognized net actuarial gain/loss	$2,490	$2,920
Unrecognized prior service cost	52	-
	$2,542	$2,920

Amounts recognized in statement of financial position are as follows:

	2013	2012
Current Liability	$183	$266
Noncurrent liability	4,672	4,235
Total	$4,855	$4,501

All dollar amounts are reported in thousands except share and per share data.

A reconciliation of other comprehensive income is as follows:

	Post-Retirement Benefits
	2013	2012	2011
Accumulated other comprehensive income beginning of year	$2,920	$305	$(2,849)
Less: loss/(gain) recognized in current year	(190)	-	205
Plus: loss/(gain) incurred in current year	(136)	2,615	-
Plus: prior service cost established in current year	(52)	-	-
Other comprehensive income/(loss)	(378)	2,615	2,950
Ending balance (before tax effects)	$2,542	$2,920	$305
	Post-Retirement Benefits
Components of net periodic benefit cost:	2013	2012	2011

Service cost	$138	$91	$24
Interest cost	292	351	139
Recognized net actuarial (gain) loss	190	-	(205)
Net periodic benefit cost (income)	$620	$442	$(42)

            The estimated net gain for the defined benefits postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $188.

	Post-Retirement Benefits
Weighted-average assumption used to determine benefit obligation:	2013	2012
Discount rate	5%	4%
Rate of compensation increase	NA	NA

	Post-Retirement Benefits
Weighted-average assumptions used to determine benefit costs:	2013	2012
Discount rate	4%	8%

The following table gives the Health Care Cost Trend, which is applied to gross charges, net claims and retiree paid premiums to reflect the Corporation’s past practice and stated ongoing intention to maintain relatively constant cost sharing between the Corporation and retirees:

Health care trend rate	2013	2012
Initial
Pre-65	11%	11%
Post-65	7.50%	8%
Ultimate (pre and post-65	5.00%	5%
Years to ultimate
Pre-65	6	6
Post-65	5	6

All dollar amounts are reported in thousands except share and per share data.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, net of participant contributions:

FYE	Company Benefits
2014	$ 183
2015	167
2016	178
2017	169
2018	191
2019-2025	935
$ 1,823

               Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$ 29	$ (16)
Effect on postretirement benefit obligation	212	(109)

All dollar amounts are reported in thousands except share and per share data.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

	(1)	Consolidated Financial Statements: See Item 8 under Part II, “Financial Statements and Supplementary Data.”

(2)

Consolidated Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

	(3)	Exhibits:

	3.1	Charter. (1)

	3.2	Articles of Amendment to Charter. (1)

	3.3	Second Amended and Restated Bylaws, as amended. (2)

	4	Specimen Stock Certificate. (1)

	10.1	Profit Sharing Plan. (3)*

	10.2	First Amendment to Profit Sharing Plan. (3)*

	10.3	Second Amendment to Profit Sharing Plan. (3)*

	10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

	10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (4)*

	10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

	10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

	10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

	10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

	10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

	10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

	10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

	10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

	10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

13	Selected sections from Annual Report to Shareholders. (6)

21	List of Subsidiaries. (6)

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

(6)        Included in the Original Filing under the captions “Comparative Performance” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION
By: /s/ T. Randy Stevens
T. Randy Stevens
Chief Executive Officer
Date: September 9, 2014

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated Bylaws, as amended. (2)

4	Specimen Stock Certificate. (1)

10.1	Profit Sharing Plan. (3)*

10.2	First Amendment to Profit Sharing Plan. (3)*

10.3	Second Amendment to Profit Sharing Plan. (3)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (4)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

13	Selected sections from Annual Report to Shareholders. (6)

21	List of Subsidiaries. (6)

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

(6)        Included in the Original Filing under the captions “Comparative Performance” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”