Form 10-Q
period 2014-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2014-11-07
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

[  ]Yes     [X] No

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

As of November 8, 2014, the registrant had 4,911,860 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements of the Registrant are included in this Report: Condensed consolidated balance sheets – September 30, 2014 and December 31, 2013.

Condensed consolidated statements of income - For the three and nine months ended September 30, 2014 and September 30, 2013.

Condensed consolidated statements of comprehensive income (loss) - For the three and nine months ended September 30, 2014 and September 30, 2013.

Condensed consolidated statements of cash flows - For the nine months ended September 30, 2014 and September 30, 2013. Selected notes to condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	(dollars in thousands)	2014	2013
		(unaudited)	(1)
ASSETS	Cash and due from banks	$21,001	$20,391
	Interest-bearing deposits	17,984	25,167
	Federal funds sold	-	9,850
	Total cash and cash equivalents	38,985	55,408
	Securities:
	Available-for-sale (amortized cost $387,280
	and $346,892 as of Sept. 30, 2014 and December 31, 2013,
	respectively)	378,332	329,714
	Held-to-maturity (fair market value $24,325
	and $28,595 as of Sept. 30, 2014 and December 31, 2013,
	respectively)	23,859	27,839
	Total securities	402,191	357,553
	Loans, net of deferred fees	616,966	606,766
	Allowance for loan and lease losses	(8,257)	(8,595)
	Net loans	608,709	598,171
	Loans held for sale	2,311	327
	Bank premises and equipment, net	25,101	24,868
	Other real estate owned	514	1,438
	Bank owned life insurance	26,071	25,867
	Goodwill	9,018	9,018
	Deferred tax asset	7,543	10,905
	Other assets	12,552	10,605
	TOTAL ASSETS	$1,130,684	$1,093,833
LIABILITIES	Deposits
	Noninterest-bearing	$189,154	$179,823
	Interest-bearing	787,035	777,514
	Total deposits	976,189	957,337
	Securities sold under agreements to repurchase	21,367	18,095
	Federal funds purchased	6,000	-
	Accounts payable and accrued liabilities	16,524	15,728
	TOTAL LIABILITIES	1,020,080	991,160
SHAREHOLDERS’	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 4,911,860 and 5,021,012 shares issued
	and outstanding as of Sept. 30, 2014 and
	December 31, 2013, respectively	49,119	50,210
	Retained earnings	65,419	61,369
	Accumulated other comprehensive loss	(4,029)	(9,001)
	TOTAL SHAREHOLDERS’ EQUITY BEFORE
	NONCONTROLLING INTEREST - PREFERRED STOCK OF
	SUBSIDIARY	110,509	102,578
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS’ EQUITY	110,604	102,673
	TOTAL LIABILITIES AND
	SHAREHOLDERS’ EQUITY	$1,130,684	$1,093,833

(1) Derived from audited financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

		Three months ended		Nine months ended
	(dollars in thousands, except per share data)	September 30,		September 30,
		2014	2013	2014	2013

INTEREST AND	Interest and fees on loans	$7,248	$7,219	$21,190	$21,495
DIVIDEND INCOME	Income on investment securities
	Taxable interest	1,469	1,332	4,230	4,151
	Exempt from federal income tax	578	717	1,867	2,200
	Other interest and dividend income	56	60	209	228
	Total interest income	9,351	9,328	27,496	28,074
INTEREST EXPENSE	Interest on deposits	587	642	1,798	2,073
	Interest on other borrowings	18	37	50	191
	Total interest expense	605	679	1,848	2,264
	Net interest income	8,746	8,649	25,648	25,810
	Provision for loan and lease losses	-	-	-	-
	Net interest income after provision	8,746	8,649	25,648	25,810
NONINTEREST	Gain on loans sold	86	75	180	405
INCOME	Trust department income	633	550	1,886	1,710
	Service fees on deposit accounts	1,681	1,689	4,845	4,856
	Brokerage fees	103	72	325	271
	Earnings on bank owned life insurance	104	77	293	278
	(Loss) gain on sale of securities	(7)	-	540	829
	Gain (loss) on foreclosed property	475	(75)	471	(243)
	Other non-interest income	102	121	379	352
	Total non-interest income	3,177	2,509	8,919	8,458
NONINTEREST	Salaries and employee benefits	4,483	4,293	13,380	13,290
EXPENSE	Net occupancy expense	510	509	1,453	1,565
	Depreciation expense	349	373	1,060	1,138
	Data processing expense	573	579	1,734	1,729
	Legal and professional fees	219	302	647	790
	Stationary and office supplies	74	87	229	232
	Advertising and promotions	376	266	1,055	807
	FDIC insurance premium expense	172	336	461	573
	Other real estate expense	17	8	68	47
	Other noninterest expense	1,393	1,569	4,202	4,413
	Total noninterest expenses	8,166	8,322	24,289	24,584
	Income before provision for income taxes	3,757	2,836	10,278	9,684
	Provision for income taxes	1,031	779	2,685	2,178
	Net income before noncontrolling interest -
	dividends on preferred stock of subsidiary	2,726	2,057	7,593	7,506
	Noncontrolling interest-dividends on
	preferred stock subsidiary	-	-	8	8
	Net income for common shareholders	$2,726	$2,057	$7,585	$7,498
	Weighted average shares outstanding	4,934,895	5,086,469	4,977,091	5,132,422
	Earnings per share	$0.55	$0.40	$1.52	$1.46

The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
(unaudited)	2014	2013	2014	2013
Net income	$2,726	$2,057	$7,585	$7,498
Comprehensive income (loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of ($475) and ($759) for the three months ended September
30, 2014 and 2013, respectively and net of taxes of $3,376 and ($6,823)
for the nine months ended September 30, 2014 and 2013, respectively	(759)	(1,213)	5,393	(10,899)
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $3 and ($0), for the three months ended
September 30, 2014 and 2013, respectively and net of taxes of ($208)
and ($319) for the nine months ended September 30, 2014 and 2013,
respectively	4	-	(332)	(510)
Change in unfunded portion of postretirement benefit obligations, net of taxes of ($18), and ($53), for the three months ended September 30,
2014 and 2013, respectively and net of taxes of ($56) and $956 for the
nine months ended September 30, 2014 and 2013, respectively	(30)	(84)	(89)	1,526
Other comprehensive income (loss)	(785)	(1,297)	4,972	(9,883)
Comprehensive income (loss)	1,941	760	12,557	(2,385)
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total comprehensive income (loss)	$1,941	$760	$12,557	$(2,385)
The accompanying notes are an integral part of the condensed consolidated financial statements.

All dollar amounts are reported in thousands except share and per share data.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

		Nine months ended September 30,
	(unaudited)	2014	2013
OPERATING	Net income available for common shareholders	$7,585	$7,498
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by (used in) operating activities
	Provision for loan losses	-	-
	Provision for depreciation and amortization of
	premises and equipment	1,060	1,138
	Deferred tax expense	250	626
	Net securities gains	(540)	(829)
	Gains on loans sold	(180)	(405)
	Proceeds from sale of mortgage loans held for sale	7,913	19,112
	Funding of mortgage loans held for sale	(9,718)	(16,648)
	(Gain) loss on other real estate owned	(471)	243
	Loss on sale of assets	1	15
	Amortization of investment security premiums,
	net of accretion of discounts	818	1,039
	Increase in cash surrender value of life insurance contracts	(29)	(278)
	(Increase) decrease in
	other assets	38	1,148
	Increase (decrease) in
	other liabilities	2,997	661
	Total adjustments	2,139	5,822
	Net cash provided by operating activities	9,724	13,320
INVESTING	Proceeds from sales of available-for-sale securities	24,389	137,150
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	21,878	38,989
	Proceeds from maturities and calls of held-to-maturity securities	3,970	2,925
	Purchases of investment securities
	available-for-sale	(86,924)	(188,925)
	Net decrease in loans	(10,543)	(23,164)
	Proceeds from sale of other real estate owned	912	902
	Purchases of premises and equipment	(1,294)	(570)
	Purchase of life insurance policy	(175)	(485)
	Net cash used in investing activities	(47,787)	(33,178)
FINANCING	Net increase in deposits	18,852	3,187
ACTIVITIES	Net increase in securities sold under
	agreements to repurchase	9,272	3,959
	Payments to FHLB borrowings	-	(10,100)
	Repurchase of common stock	(2,799)	(2,903)
	Cash dividends paid on common stock	(3,685)	(1,883)
	Net cash provided by (used in) financing activities	21,640	(7,740)
	Decrease in cash and cash equivalents	(16,423)	(27,598)
	Cash and cash equivalents at beginning of period	55,408	70,396
	Cash and cash equivalents at end of period	$38,985	$42,798
	Supplemental disclosures of cash flow information
	Interest paid	$1,768	$2,162
	Income taxes paid	$1,929	$1,945
	Loans to facilitate sale of other real estate owned	$-	$1,905
	Real estate acquired in settlement of loans	$5	$312

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

NOTE 2 –ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Amounts reclassified from AOCI
	Nine months ended
	September 30, 2014	September 30, 2013	Affected line item in the Statements of Income
Unrealized gains on available-for-sale securities
	$540	$829	Gain on sale of securities
			Total reclassified amount before tax and
	540	829	noncontrolling interest
	(208)	(319)	Tax expense
	332	510	Net reclassified amount
Amortization of defined benefit pension items
Prior service costs	-	(65)	Components are included in the computation of net
Actuarial losses	(145)	(141)	periodic pension cost and presented in Note 7
	(145)	(206)	Total reclassified amount before tax
	56	79	Tax benefit
	(89)	(127)	Net reclassified amount
Total reclassifications out of AOCI	$243	$383

All dollar amounts are reported in thousands except share and per share data.

	Amounts reclassified from AOCI
	Three months ended
	September 30, 2014	September 30, 2013	Affected line item in the Statements of Income
Unrealized losses on available-for-sale
securities
	$(7)	$-	Loss on sale of securities
			Total reclassified amount before tax and
	(7)	-	noncontrolling interest
	3	-	Tax benefit
	(4)	-	Net reclassified amount
Amortization of defined benefit pension items
Prior service costs	-	(65)	Components are included in the computation of
Actuarial gains	(48)	(47)	net periodic pension cost and presented in Note 7
	(48)	(112)	Total reclassified amount before tax
	18	43	Tax expense
	(30)	(69)	Net reclassified amount
Total reclassifications out of AOCI	$(34)	$(69)

The components of AOCI included in shareholder’s equity are as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Net unrealized losses on available-for-sale securities	$(8,949)	$(17,178)
Net defined benefit pension plan deferred amounts	2,397	2,542
	(6,552)	(14,636)
Tax effect	2,523	5,635
Accumulated other comprehensive loss	$(4,029)	$(9,001)

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

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a recurring basis as of September 30, 2014
Available-for-sale securities	Level 1		Level 2	Level 3		Total
U.S. government agencies		$-	$124,431		$-	$124,431
U.S. government sponsored agency mortgage backed securities		-	190,990		-	190,990
States and political subdivisions		-	44,088		-	44,088
Corporate bonds		-	18,823		-	18,823
Total assets at fair value		$-	$378,332		$-	$378,332
Assets measured at fair value on a recurring basis as of December 31, 2013
Available-for-sale securities	Level 1		Level 2	Level 3		Total
U.S. government agencies		$-	$105,072		$-	$105,072
U.S. government sponsored agency mortgage backed securities		-	157,423		-	157,423
States and political subdivisions		-	46,337		-	46,337
Corporate bonds		-	20,882		-	20,882
Total assets at fair value		$-	$329,714		$-	$329,714

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the nine months ended September 30, 2014.

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

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013, by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2014	Level 1		Level 2		Level 3	Total
Impaired loans (collateral-dependent)		$-		$-	$699	$699
December 31, 2013	Level 1		Level 2		Level 3	Total
Impaired loans (collateral-dependent)		$-		$-	$2,214	$2,214
Other real estate owned		$-		$-	$208	$208

Impaired Loans (Collateral-dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results. Fair value adjustments for collateral-dependent impaired loans for each of the nine months ended September 30, 2014 and 2013 were $270 and $72, respectively, and $79 for the year ended December 31, 2013.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value at the time of acquisition, as determined by independent appraisal or evaluation by the Corporation, less costs to sell when the real estate is acquired in settlement of loans. Quarterly evaluations of OREO are performed to determine if there has been any subsequent decline in the value of OREO properties. Estimated fair value of OREO is based on appraisals or evaluations, less costs to sell. OREO is classified within Level 3 of the fair value hierarchy. OREO assets are subject to nonrecurring fair value adjustments to reflect subsequent partial write-downs that are based on the observable market price or current appraised value of the collateral. There were no fair value adjustments for OREO for the nine months ended September 30, 2014. Fair value adjustments for OREO for the nine months ended September 30, 2013 were $325 and $395 for the year ended December 31, 2013.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
Fair value at
	September 30,	Valuation	Unobservable
	2014	technique(s)	input	Range (weighted average)
Market
		comparable	Marketability
Impaired loans (collateral-dependent)	$699	properties	discount	5.0% - 37.0% (35%)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair value at
	December 31,	Valuation	Unobservable
	2013	technique(s)	input	Range (weighted average)
		Market
		comparable	Marketability
Impaired loans (collateral-dependent)	$2,214	properties	discount	5.0% - 10.0% (7%)
		Market
		comparable	Marketability
Other real estate owned	$208	properties	discount	5.0% - 10.0% (7%)

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

Deposits – The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. For deposits, including demand deposits, savings accounts, NOW accounts and certain money market accounts, the carrying value approximates fair value.

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

The following table presents estimated fair values of the Corporation’s financial instruments as of September 30, 2014 and December 31, 2013, and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands):

		Fair value measurements at September 30, 2014 using
		Quoted prices in
		active markets for	Significant other	Significant
	Carrying	identical assets	observable inputs	unobservable inputs
September 30, 2014	amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,001	$21,001	$-	$-
Interest-bearing deposits in other banks	17,984	17,984	-	-
Federal funds sold	-	-	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,897	-	3,897	-
Securities available-for-sale	378,332	-	378,332	-
Securities held-to-maturity	23,859	-	24,325	-
Loans held for sale	2,311	-	2,311	-
Loans, net	608,709	-	-	613,464
Accrued interest receivable	4,638	-	4,638	-
Financial liabilities
Non-interest bearing deposits	189,154	189,154	-	-
Interest bearing deposits	787,035	-	761,445	-
Repurchase agreements	21,367	-	21,367	-
Federal funds purchased	6,000	6,000	-	-
Accrued interest payable	583	-	583	-
Off-balance sheet credit related instruments:
Commitments to extend credit	-	-	-	-

All dollar amounts are reported in thousands except share and per share data.

		Fair value measurements at December 31, 2013 using
		Quoted prices in
		active markets for	Significant other	Significant
	Carrying	identical assets	observable inputs	unobservable inputs
December 31, 2013	amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,391	$20,391	$-	$-
Interest-bearing deposits in other banks	25,167	25,167	-	-
Federal funds sold	9,850	9,850	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,897	-	3,897	-
Securities available-for-sale	329,714	-	329,714	-
Securities held-to-maturity	27,839	-	28,595	-
Loans held for sale	327	-	327	-
Loans, net	598,171	-	-	607,113
Accrued interest receivable	4,183	-	4,183	-
Financial liabilities
Non-interest bearing deposits	179,823	179,823	-	-
Interest bearing deposits	777,514	-	778,682	-
Repurchase agreements	18,095	-	18,095	-
Accrued interest payable	663	-	663	-
Off-balance sheet credit related instruments:
Commitments to extend credit	-	-	-	-

NOTE 4 – SECURITIES

The amortized cost and estimated fair value of securities at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Amortized	Gross unrealized		Fair
September 30, 2014	cost	Gains	Losses	value
Available-for-sale securities
U.S. government agencies	$128,733	$12	$4,314	$124,431
U.S. government sponsored agency mortgage backed securities	197,323	4	6,337	$190,990
States and political subdivisions	42,507	1,638	57	44,088
Corporate bonds	18,717	159	53	18,823
	$387,280	$1,813	$10,761	$378,332
Held-to-maturity securities
States and political subdivisions	$23,859	$466	$-	$24,325
	Amortized	Gross unrealized		Fair
December 31, 2013	cost	Gains	Losses	value
Available-for-sale securities
U.S. government agencies	$112,863	$-	$7,791	$105,072
U.S. government sponsored agency mortgage backed securities	168,045	27	10,649	$157,423
States and political subdivisions	45,237	1,240	140	46,337
Corporate bonds	20,747	280	145	20,882
	$346,892	$1,547	$18,725	$329,714
Held-to-maturity securities
States and political subdivisions	$27,839	$756	$-	$28,595

All dollar amounts are reported in thousands except share and per share data.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013 was $326,218 and $269,691, respectively, which was 81% and 75%, respectively, of the Corporation’s aggregate available-for-sale and held-to-maturity investment portfolio. The Corporation evaluates its investment portfolio on a quarterly basis for impairment. The analysis performed as of September 30, 2014 and December 31, 2013 indicated that all impairment was considered temporary, market driven due primarily to fluctuations in market interest rates and not credit-related.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of security	value	losses	value	losses	value	losses
U.S. government agencies	$19,753	$80	$103,448	$4,234	$123,201	$4,314
U.S. government sponsored agency mortgage
backed securities	49,915	336	138,648	6,001	188,563	6,337
States and political subdivisions	4,077	38	1,922	19	5,999	57
Corporate bonds	4,956	13	3,499	40	8,455	53
	$78,701	$467	$247,517	$10,294	$326,218	$10,761
December 31, 2013	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of security	value	losses	value	losses	value	losses
U.S. government agencies	$100,533	$7,330	$4,539	$461	$105,072	$7,791
U.S. government sponsored agency mortgage
backed securities	144,134	10,073	8,698	576	152,832	10,649
States and political subdivisions	2,615	140	-	-	2,615	140
Corporate bonds	8,590	121	582	24	9,172	145
	$255,872	$17,664	$13,819	$1,061	$269,691	$18,725

As shown in the tables above, at September 30, 2014, the Corporation had approximately $10.7 million in unrealized losses on $326 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a change to earnings and a new cost basis for the security will be established.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2014, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
September 30, 2014	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Within one year	$4,052	$4,078	$5,136	$5,230
One to five years	48,532	48,330	4,459	4,559
Five to ten years	116,692	113,490	14,264	14,536
After ten years	20,681	21,444	-	-
Mortgage-backed securities	197,323	190,990	-	-
Total	$387,280	$378,332	$23,859	$24,325

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $221,246 at September 30, 2014 and $210,494 at December 31, 2013.

The book value of securities sold under agreements to repurchase amounted to $34,973 at September 30, 2014 and $34,978 at December 31, 2013.

The Corporation realized gross gains of $21 and $0 for the three months ending September 30, 2014 and 2013, respectively, and gross gains of $626 and $1,025 for the nine months ending September 30, 2014 and 2013, respectively, resulting from sales of available-for-sale securities. Gross losses of $28 were included in the three months ended September 30, 2014 and $86 were included in the nine months ended September 30, 2014. There were no gross losses in the three month period ended September 30, 2013, however, losses of $196 were included in the nine-month period ended September 30, 2013.

All dollar amounts are reported in thousands except share and per share data.

NOTE 5 – LOANS

The following table presents the Corporation’s loans by class as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Commercial:
Commercial and industrial	$94,537	$94,702
Non-farm, nonresidential real estate	165,344	176,213
Construction and development	41,467	29,938
Commercial loans secured by real estate	28,961	26,940
Other commercial	20,400	26,582
Total commercial	350,709	354,375
Residential and Consumer:
Consumer loans	9,602	10,957
Single family residential	226,994	213,763
Other retail	29,661	27,671
Total residential and consumer	266,257	252,391
	616,966	606,766
Less:
Allowance for possible loan losses	(8,257)	(8,595)
Total net loans	$608,709	$598,171

The amount of capitalized fees and costs calculated in accordance with ASC 310-20 included in the above loan totals were $900 and $831 at September 30, 2014 and December 31, 2013, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2014, approximately sixty-one percent of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

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

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three

All dollar amounts are reported in thousands except share and per share data.

to six months) of repayment performance by the borrower. The Corporation had one loan that was 90 days or more past due that was not included in nonaccrual loans as of September 30, 2014. The amount of this loan at September 30, 2014 was $26. The Corporation had no loans that were 90 days or more past due that were not included in nonaccrual loans as of December 31, 2013.

The following tables provide details regarding the aging of the Corporation’s loan portfolio as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		90 Days and
	30 - 89 Days	Greater Past
September 30, 2014	Past Due	Due	Total Past Due	Current	Total Loans
Retail:
Consumer	$96	$31	$127	$9,475	$9,602
Single family residential	1,058	349	1,407	225,587	226,994
Other retail	-	-	-	29,661	29,661
Retail total	1,154	380	1,534	264,723	266,257
Commercial:
Commercial and industrial	752	1,633	2,385	92,152	94,537
Non-farm, non-residential real estate	155	424	579	164,765	165,344
Construction and development	32	-	32	41,435	41,467
Commercial loans secured by real estate	6	169	175	28,786	28,961
All other commercial	-	1,131	1,131	19,269	20,400
Commercial total	945	3,357	4,302	346,407	350,709
Total	$2,099	$3,737	$5,836	$611,130	$616,966
		90 Days and
	30 - 89 Days	Greater Past
December 31, 2013	Past Due	Due	Total Past Due	Current	Total Loans
Retail
Consumer loans	$182	$3	$185	$10,772	$10,957
Single family residential	3,805	83	3,876	209,887	213,763
Other retail	319	28	359	27,312	27,671
Retail total	4,306	114	4,420	247,971	252,391
Commercial
Commercial and industrial	428	1,328	1,756	92,946	94,702
Non-farm, non-residential real estate	393	-	393	175,820	176,213
Construction and development	-	28	28	29,910	29,938
Commercial loans secured by real estate	38	178	216	26,724	26,940
Other commercial	-	1,249	1,249	25,333	26,582
Commercial total	859	2,783	3,642	350,733	354,375
Total	$5,165	$2,897	$8,062	$598,704	$606,766

All dollar amounts are reported in thousands except share and per share data.

The following tables summarize the impaired loans by loan type as of September 30, 2014, December 31, 2013 and September 30, 2013 (dollars in thousands):

						Average Recorded
						Investment
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related	Quarter To	Year To	Interest	Interest
September 30, 2014	Balance	Allowance	Allowance	Investment	Allowance	Date	Date	Received	Accrued
Commercial:
Commercial and industrial	$2,819	$1,745	$444	$2,189	$163	$2,204	$2,246	$39	$122
Non-farm, non-residential real estate	3,874	3,413	-	3,413	-	3,496	3,648	161	163
Construction and development	-	-	-	-	-	-	-	-	-
Other commercial	2,871	2,452	169	2,621	27	2,667	2,802	130	132
Commercial total	9,564	7,610	613	8,223	190	8,367	8,696	330	417
Retail:
Single family residential	2,129	1,064	719	1,783	145	1,798	1,563	68	72
Other retail	-	-	-	-	-	-	-	-	-
Retail total	2,129	1,064	719	1,783	145	1,798	1,563	68	72
Total	$11,693	$8,674	$1,332	$10,006	$335	$10,165	$10,259	$398	$489
						Average Recorded
						Investment
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related	Quarter To	Year To	Interest	Interest
December 31, 2013	Balance	Allowance	Allowance	Investment	Allowance	Date	Date	Received	Accrued
Commercial:
Commercial and industrial	$2,190	$1,338	$234	$1,572	$16	$1,585	$1,620	$23	$134
Non-farm, non-residential real estate	3,236	1,155	1,551	2,706	282	2,728	2,819	157	168
Construction and development	461	461	-	461	44	476	556	30	30
Other commercial	3,834	3,310	178	3,488	-	3,486	3,704	225	241
Commercial total	9,721	6,264	1,963	8,227	342	8,275	8,699	435	573
Retail:
Single family residential	1,121	568	419	987	118	935	1,044	52	55
Other retail	11	-	11	11	11	5	11	-	-
Retail total	1,132	568	430	998	129	940	1,055	52	55
Total	$10,853	$6,832	$2,393	$9,225	$471	$9,215	$9,754	$487	$628
						Average Recorded
						Investment
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related	Quarter To	Year To	Interest	Interest
September 30, 2013	Balance	Allowance	Allowance	Investment	Allowance	Date	Date	Received	Accrued
Commercial:
Commercial and industrial	$2,202	$229	$1,368	$1,597	$32	$1,609	$1,631	$14	$101
Non-farm, non-residential real estate	3,250	1,639	1,112	2,751	292	2,778	2,834	114	121
Construction and development	491	325	167	492	30	492	649	23	26
Other commercial	3,723	3,304	181	3,485	80	3,514	3,596	153	168
Commercial total	9,666	5,497	2,828	8,325	434	8,393	8,710	304	416
Retail:
Single family residential	1,055	183	701	884	157	893	971	41	43
Retail total	1,055	183	701	884	157	893	971	41	43
Total	$10,721	$5,680	$3,529	$9,209	$591	$9,286	$9,681	$345	$459

All dollar amounts are reported in thousands except share and per share data.

The following table summarizes the nonaccrual loans by loan type as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30,	December 31,
	2014	2013
Retail:
Consumer	$31	$21
Single family residential	2,274	1,667
Retail total	2,305	1,688
Commercial:
Commercial and industrial	1,806	1,649
Nonfarm, nonresidential	434	737
Construction and development	-	68
Commercial real estate	213	6
Other commercial	1,131	1,248
Commercial total	3,584	3,708
Total	$5,889	$5,396

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

Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2014, 2013 and the year ended December 31, 2013 (dollars in thousands):

	Three Months Ended September 30, 2014
		Post-Modification	Net Charge-Offs
	Number Of	Outstanding	Resulting From
Retail:	Loans	Balance	Modifications
Single family residential	1	$321	$3
Total troubled debt restructurings	1	$321	$3
	Nine Months Ended September 30, 2014
		Post-Modification	Net Charge-Offs
	Number Of	Outstanding	Resulting From
Retail:	Loans	Balance	Modifications
Nonfarm nonresidential	1	$4,357	$-
Single family residential	1	$321	$3
Total troubled debt restructurings	2	$4,678	$3
		Year Ended December 31, 2013
		Post-Modification	Net Charge-Offs
	Number Of	Outstanding	Resulting From
Retail:	Loans	Balance	Modifications
Consumer	3	$8	$-
Single family residential	3	167	6
Total troubled debt restructurings	6	$175	$6
	Three Months Ended September 30, 2013
		Post-Modification	Net Charge-Offs
	Number Of	Outstanding	Resulting From
Retail:	Loans	Balance	Modifications
Consumer	2	$7	$-
Single family residential	1	13	1
Total troubled debt restructurings	3	$20	$1
	Nine Months Ended September 30, 2013
		Post-Modification	Net Charge-Offs
	Number Of	Outstanding	Resulting From
Retail:	Loans	Balance	Modifications
Consumer	3	$8	$-
Single family residential	3	172	6
Total troubled debt restructurings	6	$180	$6

Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual status at the time it is modified, it stays as nonaccrual status, and if a loan is on accrual status at the time of the modification, it generally stays on accrual status. Commercial and consumer loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment. The Corporation has had no loans modified in a troubled debt restructuring that have subsequently defaulted. The allowance for loan and lease losses (“ALLL”) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. The Corporation considers a loan in default when it is 90 days or more past due and still accruing or transferred to nonaccrual status.

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

A)  Transitional, Event Driven – This category of risk rated 5 loans captures responses to early warning signals from a relationship and, therefore, signifies a specific, event-driven, transitional credit grade. The event is generally something unplanned or unexpected such as a death, a disaster, the loss of a major client, product line, or key employee or the divorce or development of a health condition of the owner or key management person. This category may be used in transitional upgrades as well as transitional downgrades of credit relationships. Under these criteria, this category necessitates a plan of action to either upgrade the credit to a “Pass” rating (i.e., Risk

Rating 1-4), downgrade the credit to a criticized asset, or exit the relationship within six months.

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

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014

Commercial loan portfolio:
Credit risk profile by internally assigned grade

				Commercial
		Non-Farm, Non-	Construction	Loans Secured	All Other
	Commercial	Residential Real	and	By Residential	Commercial	Commercial
	and Industrial	Estate Loans	Development	Real Estate	Loans	Loan Totals

Pass	$91,431	$160,819	$41,467	$28,636	$19,097	$341,450
Special mention	149	987	-	-	172	$1,308
Substandard	2,957	3,538	-	325	1,131	$7,951
Doubtful	-	-	-	-	-	-
TOTALS	$94,537	$165,344	$41,467	$28,961	$20,400	$350,709
Retail loan portfolio: Credit
risk profiles based on	Consumer	Single-Family	All Other	Retail Loan
delinquency status classification	Loans	Residential**	Retail Loans	Totals
Performing	$9,571	$224,140	$29,166	$262,877
Non-performing*	31	2,854	495	3,380
TOTALS	$9,602	$226,994	$29,661	$266,257

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due. For the purposes of this table all loans graded substandard or below are included in nonperforming loans.

**Single-family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC's).

All dollar amounts are reported in thousands except share and per share data.

December 31, 2013 Commercial loan portfolio: Credit risk profile by internally assigned grade

				Commercial
		Non-Farm, Non-	Construction	Loans Secured	All Other
	Commercial	Residential Real	and	By Residential	Commercial	Commercial
	and Industrial	Estate Loans	Development	Real Estate	Loans	Loan Totals
Pass	$92,155	$170,585	$29,463	$26,516	$24,131	$342,850
Special mention	836	3,883	-	-	179	4,898
Substandard	635	1,745	475	424	1,023	4,302
Doubtful	1,076	-	-	-	1,249	2,325
TOTALS	$94,702	$176,213	$29,938	$26,940	$26,582	$354,375
Retail loan portfolio: Credit
risk profiles based on	Consumer	Single-Family	All Other	Retail Loan
delinquency status classification	Loans	Residential**	Retail Loans	Totals
Performing	$10,936	$212,096	$27,643	$250,675
Non-performing*	21	1,667	28	1,716
TOTALS	$10,957	$213,763	$27,671	$252,391

*Loans are classified as non-performing loans and are automatically placed on non-accrual status once they reach 90 days past due. For the purposes of this table all loans graded substandard or below are included in nonperforming loans.

**Single-family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit
(HELOC's).

Allowance for Loan and Lease Losses. The allowance for loan and lease losses “ALLL” is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”, and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”). Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccruals loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. Therefore, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The following tables summarize the allocation in the ALLL by loan segment for the three months and nine months ended September 30, 2014 and September 30, 2013 and the year ended December 31, 2013 (dollars in thousands):

			Consumer
Three months ended		Residential	and Other
September 30, 2014	Commercial	Real Estate	Retail	Totals
Beginning balance	$7,395	$1,082	$158	$8,635
Less: Charge-offs	(372)	(37)	(4)	(413)
Add: Recoveries	33	1	1	35
Add: Provisions	-	-	-	-
Ending balance	$7,056	$1,046	$155	$8,257
			Consumer
Nine months ended		Residential	and Other
September 30, 2014	Commercial	Real Estate	Retail	Totals
Beginning balance	$7,359	$1,084	$152	$8,595
Less: Charge-offs	(372)	(41)	(10)	(423)
Add: Recoveries	69	3	13	85
Add: Provisions	-	-	-	-
Ending balance	$7,056	$1,046	$155	$8,257
			Consumer
Three months ended		Residential	and Other
September 30, 2013	Commercial	Real Estate	Retail	Totals
Beginning balance	$7,163	$1,305	$194	$8,662
Less: Charge-offs	-	-	-	-
Add: Recoveries	(2)	(4)	-	(6)
Add: Provisions	(110)	94	16	-
Ending balance	$7,051	$1,395	$210	$8,656
			Consumer
Nine months ended		Residential	and Other
September 30, 2013	Commercial	Real Estate	Retail	Totals
Beginning balance	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(145)	(12)	(15)	(172)
Add: Recoveries	11	-	8	19
Add: Provisions	(343)	298	45	-
Ending balance	$7,051	$1,395	$210	$8,656

All dollar amounts are reported in thousands except share and per share data.

			Consumer
Twelve months ended		Residential	and Other
December 30, 2013	Commercial	Real Estate	Retail	Totals
Beginning balance	$7,528	$1,109	$172	$8,809
Less: Charge-offs	(222)	(27)	(49)	(298)
Add: Recoveries	53	2	29	84
Add: Provisions	-	-	-	-
Ending balance	$7,359	$1,084	$152	$8,595

The following tables detail the amount of the ALLL allocated to each portfolio segment as of September 30, 2014, December 31, 2013 and September 30, 2013, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
September 30, 2014	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$190	$145	$-	$335
Loans collectively evaluated for impairment	6,866	901	155	7,922
Total	$7,056	$1,046	$155	$8,257
		Residential	Consumer and
December 31, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$342	$118	$11	$471
Loans collectively evaluated for impairment	7,017	966	141	8,124
Total	$7,359	$1,084	$152	$8,595
		Residential	Consumer and
September 30, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$434	$157	$-	$591
Loans collectively evaluated for impairment	6,617	1,238	210	8,065
Total	$7,051	$1,395	$210	$8,656

All dollar amounts are reported in thousands except share and per share data.

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Residential	Consumer and
September 30, 2014	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$8,223	$1,783	$-	$10,006
Loans collectively evaluated for impairment	342,486	225,211	39,263	606,960
Ending Balance	$350,709	$226,994	$39,263	$616,966
`		Residential	Consumer and
December 31, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$8,227	$987	$11	$9,225
Loans collectively evaluated for impairment	346,148	212,776	38,617	597,541
Ending Balance	$354,375	$213,763	$38,628	$606,766
		Residential	Consumer and
September 30, 2013	Commercial	real estate	other retail	Totals
Loans individually evaluated for impairment	$8,325	$884	$-	$9,209
Loans collectively evaluated for impairment	335,247	209,981	37,359	582,587
Ending Balance	$343,572	$210,865	$37,359	$591,796

NOTE 6 – BORROWED FUNDS

The Corporation has a Cash Management Advance Line of Credit Agreement (the “CMA”), dated June 21, 2010, with the FHLB. The CMA is a component of the Blanket Agreement for Advances and Security Agreement, dated June 20, 2006 (“Blanket Agreement”), with the FHLB of Cincinnati. The purpose of the CMA is to assist with short-term liquidity management. Under the terms of the CMA, the Corporation may borrow a maximum of $40 million, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. There were no borrowings outstanding under the CMA as of September 30, 2014 or December 31, 2013.

NOTE 7 – POST-RETIREMENT BENEFIT PLAN

	Nine months ended
	September 30, 2014	September 30, 2013
Service cost	$25	$86
Interest cost	82	240
Amortization of net gain	(141)	47
Net periodic cost	$(34)	$373

	Three months ended
	September 30, 2014	September 30, 2014
Service cost	$9	$51
Interest cost	26	167
Amortization of net gain	(44)	-
Net periodic cost	$(9)	$218

The Corporation contributed $39 and $111 to the plan for the nine month periods ending September 30, 2014 and 2013, respectively.

All dollar amounts are reported in thousands except share and per share data.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 establishes principles for reporting useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is not expected to have a significant impact on the Corpor ation’s financial statements.

ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).” ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure. (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The new standard is not expected to have a significant impact on the Corporation’s financial statements.

All dollar amounts are reported in thousands except share and per share data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,” “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and nonaccruals loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, risk rating classifications of loans, calculation of our ALLL, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs, the impact of various factors on net interest income and the realization of deferred income tax assets. We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors. These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Corporation’s ability to pay dividends, the availability of additional capital on favorable terms, the Corporation’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

EXECUTIVE OVERVIEW

At September 30, 2014, the consolidated total assets of the Corporation were $1,130,684, its consolidated gross loans were $616,966, its total deposits were $976,189 and its total shareholders’ equity was $110,604. The Corporation’s loan portfolio at September 30, 2014 reflected an increase of $10,538, or 1.8%, compared to December 31, 2013. Total deposits increased $18,852, or 2.0%, and shareholders’ equity increased by 7.7% during the first nine months of 2014.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation. Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve. At September 30, 2014, the Corporation’s investment securities portfolio had $378,332 of available-for-sale securities, which are valued at fair market value, and $23,859 of held-to-maturity securities, which are valued at cost on the balance sheet. These compare to $329,714 of available-for-sale securities and $27,839 of held-to-maturity securities as of December 31, 2013.

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

Loan volume increased in the third quarter of 2014, resulting in total loans increasing by $25,569, or 4.4%, from September 30, 2014 as compared to September 30, 2013. More specifically, commercial loans decreased by $10,043, or 11.8%, in the third quarter, and the loans secured by real estate portfolio increased by $15,932, or 3.4%. At $616,966, total loans outstanding increased by $10,200, or 1.7%, at September 30, 2014 compared to December 31, 2013. Loan demand has shown an improvement during the nine months ended September 30, 2014, especially in the commercial and industrial portfolio.

All dollar amounts are reported in thousands except share and per share data.

Loans identified with losses by management are promptly charged off. Furthermore, consumer loan accounts are charged off automatically based on regulatory requirements.

The ALLL is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310 and ASC Topic 450. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccruals loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 5 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the ALLL.

Collectability. A formal process is in place to provide control over the underwriting of loans and to monitor loan collectability. This process includes education and training of personnel about the Corporation’s loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews. The Corporation’s Special Assets Department identifies and monitors assets that need special attention. At September 30, 2014, this process identified loans totaling $1,308 that were classified as other assets especially mentioned compared to loans totaling $4,898 at December 31, 2013. Loans totaling $7,951 were classified as substandard at September 30, 2014, compared to loans totaling $4,302 at December 31, 2013. There were no loans classified as doubtful at September 30, 2014, compared to loans totaling $2,325 at December 31, 2013.

Loans having a recorded balance of $10,006 and $9,225 at September 30, 2014 and December 31, 2013, respectively, have been identified as impaired. Nonaccrual loans amounting to $5,889 and $5,396 at September 30, 2014 and December 31, 2013, respectively, were not accruing interest.

Deposits

The Corporation does not have any foreign offices and all deposits are serviced in its 18 domestic offices. The Corporation’s total deposits increased 2.0% during the first nine months of 2014 compared to a slight increase of 0.3% in the first nine months of 2013. Total noninterest-bearing deposits were 19.4% of total deposits at September 30, 2014, contributing to the Corporation’s low cost of deposits, compared to 18.8% at December 31, 2013.

Regulatory Requirements for Capital

The Corporation and First Farmers and Merchants Bank, the Corporation’s sole direct subsidiary (the “Bank”), are subject to federal regulatory capital adequacy standards. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure and minimize disincentives for holding liquid assets. Failure to meet capital adequacy requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on the financial condition of the Corporation and the Bank. Federal regulations require the Corporation and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting policies. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

As of September 30, 2014, the Bank’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.2%, 15.4%, and 9.3%, respectively, compared to 13.8%, 15.0%, and 9.1% at December 31, 2013. At September 30, 2014, the Corporation’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratios were 14.6%, 15.7% and 9.6%, respectively, compared to 14.1%, 15.3%, and 9.4% at December 31, 2013. Management believes, as of September 30, 2014, that the Corporation and the Bank each met all capital adequacy requirements to which they are subject.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved the final rule for BASEL III capital requirements for all commercial banks charted in the United States of America. The rule was subsequently approved by the FDIC on July 9, 2013. The rule will implement in the United States certain of the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The major provisions of the new rule applicable to the Corporation and the Bank are:

  The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions.

  The new minimum capital to risk-weighted assets (RWA) requirements are a Common Equity Tier 1 Capital Ratio of 4.5% and a Tier 1 Capital Ratio of 6.0% which is an increase from 4.0%, and a Total Capital Ratio that remains at 8.0%. The minimum Leverage Ratio (Tier 1 capital to total assets) is 4.0%.

  The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.

  The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018.

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

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the Cash Management Agreement with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. At September 30, 2014, the Corporation had $40,000 borrowing capacity.

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

RESULTS OF OPERATIONS

Total interest income for the nine months ended September 30, 2014 was $27,496 compared to $28,074 for the nine months ended September 30, 2013. Interest and fees earned on loans and investments are the primary components of total interest income. Interest and fees earned on loans were $21,190, a decrease of $305 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The lower interest rates for loans were the primary reason for the lower interest income. Interest earned on investment securities and other earning assets was $6,306, a decrease of $273, or 4.1%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in interest earned on investment securities was primarily the result of the call or maturity of several higher-yielding municipal bonds in the first half of 2014.

Total interest expense in the nine months ended September 30, 2014 was $1,848, a decrease of $416, or 18.4%, compared to the nine months ended September 30, 2013. The lower interest rates for certificates of deposits and public funds during the third quarter of 2014 were the primary reasons for the lower expense. As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements. A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position. The rate risk analysis for the 24-month period beginning October 1, 2014 and ending September 30, 2016 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 8.7%, or a decrease in net interest income of $2,876 by the end of the period. In a more likely scenario, the rate risk analysis for the 24-month period beginning October 1, 2014 and ending September 30, 2016 showed a worst-case potential change to net interest income, in the event of a 200 basis point shift in interest rates, of 4.3%, or a decrease of $2,784 by the end of the period.

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

The net interest margin, on a tax equivalent basis, at September 30, 2014, December, 31, 2013 and September 30, 2013, was 3.5%, 3.66% and 3.66%, respectively. The decline during the first nine months of 2014 was in part caused by lower yield on earnings assets.

Overall, the Corporation has experienced continued declining charge-offs trends and improved credit quality ratios. As such, no additions were made to the provision for loan losses in the third quarter of 2014 and in the third quarter of 2013.

Noninterest income was $8,919, an increase of $461, or 5.5%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The gain on sale of other real estate for the nine months ended September 30, 2014 was $471 and the gain on sales of securities for the nine months ended September 30, 2014 was $540, which accounted for the majority of the increase in noninterest income over the nine-month period. During the third quarter, a deferred gain of $475 was recognized in income as the requirements under ASC 360 were met, from a previous foreclosure accounted for under the installment method in the third quarter of 2014 and could be accounted for under the full accrual method.

Noninterest expense, excluding the provision for loan losses, was $24,289 in the nine months ended September 30, 2014, a decrease of $295, or 1.2%, as compared to noninterest expense for the nine months ended September 30, 2013.

Net income for the nine months ended September 30, 2014 was $7,585 compared to $7,498 for the nine months ended September 30, 2013. The Corporation earned $1.52 per share for the nine months ended in September 30, 2014, compared to $1.46 per share for the nine months ended September 30, 2013. The increase was caused by increase in noninterest income as well as a decrease in noninterest expense.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at September 30, 2014 were $148,240 and $9,620, respectively.

At September 30, 2014, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2014, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

(b)  Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

All dollar amounts are reported in thousands except share and per share data.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the third quarter of 2014:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total		Shares Purchased as	Approximate Dollar Value)
	Number of		Part of Publicly	of Shares that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs
July 1 – July 31, 2014	––	––	––	––
August 1 – August 31,	––	––	––	––
2014
September 1 – September			––	––
30, 2014	24,957*	$26.00
Total	24,957*	$26.00	––	––

*Purchased through negotiated transactions with several third-party sellers.

Item 6. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
31.1	Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of
the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.2	Certification of the Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to
Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Treasurer (principal financial officer) of First Farmers and Merchants
Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
101.INS XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE XBRL	Taxonomy Presentation Linkbase Document.

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

FIRST FARMERS AND MERCHANTS CORPORATION (Registrant)

Date	November 7, 2014	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date	November 7, 2014	/s/ Patricia P. Bearden
Patricia P. Bearden, Treasurer (principal financial officer and principal accounting officer)

EXHIBIT
NUMBER	DESCRIPTION
3.1	Charter. (1)
3.2	Articles of Amendment to Charter. (1)
3.3	Second Amended and Restated By-laws. (2)
31.1	Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of
the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.2	Certification of the Treasurer (principal financial officer) of First Farmers and Merchants Corporation Pursuant to
Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Treasurer (principal financial officer) of First Farmers and Merchants
Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
101.INS XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE XBRL	Taxonomy Presentation Linkbase Document.

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