Form 10-K/A
period 2013-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2015-02-10
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

[ X ]Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Proxy Statement for 2014 Annual Shareholders’ Meeting to be held on April 15, 2014 -- Part III of this Report.

EXPLANATORY NOTE – AMENDMENT NO. 2

The purpose of this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is to amend the Annual Report on Form 10-K for the year ended December 31, 2013 originally filed with the Securities and Exchange Commission (“SEC”) on March 5, 2014 (as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 9, 2014, the “Original Filing”) of First Farmers and Merchants Corporation (the “Corporation”).

As described in more detail in Note 2 of the Notes to our Consolidated Financial Statements, this Amendment No.2 addresses an error in accounting for the Corporation’s defined benefit post-retirement healthcare plan. This Amendment No. 2 (i) amends and restates the Corporation’s financial statements and the notes thereto as of and for the years ended December 31, 2013 and 2012 (the “Financial Statements”) in Item 8 of Part II (“Financial Statements and Supplementary Data”), as included in Exhibit 13 of the Original Filing, (ii) amends and restates the “Management Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, each as incorporated by reference into Item 8 of Part II (“Financial Statements and Supplementary Data”), as included in Exhibit 13 of the Original Filing, (iii) amends and restates Item 9A of Part II (“Controls and Procedures”) to reflect management’s finding of a material weakness in the Corporation’s disclosure controls and procedures and remediation plan to address the material weakness, (iv) amends and restates Item 7 of Part II (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) included in Exhibit 13 of the Original Filing to reflect the changes to the Financial Statements, (v) amends and restates Item 6 of Part II (“Selected Financial Data”) included in Exhibit 13 of the Original Filing to reflect the changes to the Financial Statements, and (vi) includes new certifications of the Corporation’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. The remainder of Parts I through IV have not changed and can be found in the Original Filing. This Amendment No. 2 does not reflect events occurring after the Original Filing, nor does it modify or update the disclosures and information contained in the Original Filing in any way other than described in this Explanatory Note.

Management has evaluated the impact of the error in accounting for the Corporation’s defined benefit post-retirement healthcare plan on the unaudited financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2014 and determined that such impact is not material and that no restatement of such unaudited financial statements is required.

The Corporation’s management has concluded that, because of the Corporation’s failure to interpret correctly and account for certain actuarial information provided to the Corporation in connection with the accounting for its defined benefit post-retirement healthcare plan in the Financial Statements, a material weakness in internal control over financial reporting existed for the years ended December 31, 2013 and 2012.

This Amendment No. 2 should be read in conjunction with our other filings with the SEC.

PART II

Item 6. Selected Financial Data.

Selected Financial Data is included in the amended Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in the amended Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

(a) Consolidated Financial Statements: The Corporation’s consolidated financial statements are included in the amended and restated Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Based upon that evaluation and as of the end of the period covered by this Report, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) concluded that, as a result of the material weakness referenced in the “Management Report on Internal Control Over Financial Reporting” incorporated by reference into Item 8 of this Report, the Corporation’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed in the reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Notwithstanding the identification of this material weakness, the Corporation’s Chief Executive Officer and Treasurer (principal financial officer) have concluded that the Consolidated Financial Statements of the Corporation incorporated by reference into Item 8 of this Report fairly present in all material respects the Corporation’s financial condition, results of operations and cash flows as of the dates and for the periods presented in this Report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.

Changes in Internal Control Over Financial Reporting

Management’s assessment of the Corporation’s internal control over financial reporting identified a material weakness related to errors in accounting for the Corporation’s defined benefit post-retirement health care plan as of December 31, 2013. These errors were the result of a lack of sufficient personnel with the requisite expertise regarding the accounting for the plan. Other than the identification of this material weakness, there was no change in the Corporation’s internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In 2013, management began taking steps to remediate the material weaknesses identified during the audit of the Corporation’s financial statements as of and for the year ended December 31, 2012. The remediation plan has required intermediate steps over several quarters. These steps began in 2013 when the Corporation’s Disclosure Committee, composed of members of management, evolved its role to review new accounting pronouncements, as well as new events within the organization that may impact financial reporting. In 2013, the Corporation’s accounting and finance department formalized the monthly, quarterly, and annual close process with a procedures checklist. At the end of 2013, management hired a certified public accountant as Controller who has several years of accounting and financial reporting experience. The Controller has enabled the Corporation to establish an additional layer of review over recording transactions in the general ledger, as well as review of the Corporation’s financial reporting and internal control structure. During 2014, the Controller became fully acclimated in the affairs of the Corporation and functioned at a level that demonstrated a sufficient and adequate review over recording complex accounting transactions. The review function pertaining to the defined benefit post-retirement health care plan detected the errors in financial reporting as described above. The Corporation has also implemented a closing procedure to obtain outsourced expertise regarding complex accounting transactions that in-house accounting staff does not have the inherent resources of time or expertise to record and report. Other than the remediation actions described, there was no change in the Corporation’s internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

(6)          Included in the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By: /s/ T. Randy Stevens
T. Randy Stevens
Chief Executive Officer
Date: February 10, 2015

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Second Amended and Restated Bylaws, as amended. (2)

4	Specimen Stock Certificate. (1)

10.1	Profit Sharing Plan. (3)*

10.2	First Amendment to Profit Sharing Plan. (3)*

10.3	Second Amendment to Profit Sharing Plan. (3)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (3)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (4)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (4)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(5)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (5)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (5)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (5)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (5)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (5)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (5)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (5)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (5)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (5)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (5)*

13	Selected sections of Annual Report to Shareholders.

21	List of Subsidiaries. (6)

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

(6)          Included in the original filing.

COMPARATIVE PERFORMANCE

Set forth below is a graph comparing the yearly change in the cumulative total shareholder return on the common stock of First Farmers and Merchants Corporation (FF&M in the graph) against the cumulative total return of the S&P 500 Index and the Dow Jones Select Regional Bank Index for the five-year period commencing December 31, 2008 and ending December 31, 2013.

VALUE OF $100 INVESTED ON DECEMBER 31, 2008

	2008	2009	2010	2011	2012	2013
FF&M *	$100.00	$91.53	$67.52	$62.30	$51.83	$59.19
DOW JONES SELECT REGIONAL BANK INDEX **	100.00	110.47	133.61	117.13	138.77	191.75
S & P 500 ***	100.00	126.47	145.54	148.61	172.23	227.99

*       Assumes that the value of the investment in FF&M was $100 on December 31, 2008, with all dividends reinvested.

**     Assumes that the value of the investment in the index was $100 on December 31, 2008, with all dividends reinvested.

***  Assumes that the value of the investment in the index was $100 on December 31, 2008, with all dividends reinvested.

EXHIBIT 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

EXECUTIVE OVERVIEW

General

First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation. As of December 31, 2013, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank (the “Bank”), which conducts the principal business of the consolidated company. The Bank was organized as a national bank in 1954 as a successor to a state bank that was organized in 1909. The Bank remained a national bank until July 5, 2005, when it converted back to a state-chartered bank and changed its name from First Farmers and Merchants National Bank to First Farmers and Merchants Bank. The Bank has direct and indirect subsidiaries through which it holds F&M West, Incorporated, Maury Tenn, Incorporated and Maury Tenn Properties, Incorporated. The principal executive offices of the Corporation are located at 816 South Garden Street, Columbia, Maury County, Tennessee. Management of the Corporation evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area.

All dollar amounts in this Annual Report to Shareholders, other than share and per-share amounts, are in thousands unless otherwise noted.

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

At December 31, 2013, the Corporation’s consolidated total assets were $1,092,874, its consolidated net loans were $598,171, its total deposits were $957,337 and its total shareholders’ equity was $104,204. The economic climate in the Corporation’s market area of middle Tennessee began to stabilize in 2013, as evidenced by the Corporation’s loan volume, an increase of 7.1% of net loans at December 31, 2013 compared to December 31, 2012. Total deposits increased by 2.6% and total shareholders’ equity decreased by 7.6% over the same period. The net unrealized loss on securities, which makes up a portion of other comprehensive income, contributed to the decrease in shareholders’ equity.

Results of Operations

Consolidated net income in 2013 totaled $9,611, a 2.2% increase from 9,404 in 2012 and a 34.4% increase from $6,996 in 2011. Net interest income increased 5.9% from 2012 and increased 4.3% from 2011. With interest rates continuing on a downward trend, loan yields have continued to decrease, while volume has increased. On a per common share basis, net income totaled $1.88 for 2013 versus $1.77 for 2012 and $1.30 for 2011.

The accompanying tables and the discussion and financial information are presented to aid in understanding the Corporation’s financial position and results of operations. The emphasis of this discussion is on the years ended December 31, 2013, 2012 and 2011; however, financial information for prior years will also be presented where appropriate or required. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders.

The Corporation’s financial condition is dependent on a variety of factors, including the quality and nature of its assets, its liability and capital structure, the market and economic conditions and the quality of its personnel.

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

The Corporation plans the Bank’s operations with the goal of maintaining a satisfactory spread between the yields on earning assets and the related cost of interest bearing funds. The gross interest spread is determined by comparing the taxable equivalent gross interest margin to average earning assets before deducting the allowance for loan losses. This spread reflects the overall profitability of earning assets, including both those funded by interest bearing sources and those that do not generate interest (primarily noninterest bearing demand deposits). This spread is most often used when analyzing a banking institution’s overall gross margin profitability compared to that of other financial institutions. Management uses calculations and similar ratios to assist in pricing decisions for interest-related products. Table A below presents the average daily balances, the components of the gross interest margin (on a taxable equivalent basis), the yield or rate, and the incremental and gross interest spread for each of the last three years by major categories of assets and liabilities.

TABLE A - Distribution of Assets, Liabilities, Shareholders’ Equity, Interest Rates and Interest Differential

	YEAR ENDED DECEMBER 31,
	2013			2012			2011
(Dollars in thousands)	Average	Rate/		Average	Rate/		Average	Rate/
	Balance	Yield	Interest	Balance	Yield	Interest	Balance	Yield	Interest
ASSETS
Interest earning assets
Loans, net, see note 2	$572,913	5.05%	$28,949	$518,158	5.50%	$28,474	$ 534,841	5.67%	$30,338
Bank deposits	21,706	1.73%	375	41,560	0.28%	116	28,594	0.25%	71
Taxable securities	311,796	1.82%	5,677	295,004	1.75%	5,148	205,631	2.18%	4,485
Tax exempt securities, see note 2	78,138	5.97%	4,667	83,788	5.95%	4,956	95,814	5.93%	5,679
Federal funds sold	12,732	0.25%	32	14,780	0.25%	37	11,920	0.23%	27
TOTAL EARNING ASSETS	997,285	3.98%	$39,700	953,290	4.06%	$38,731	876,800	4.63%	$40,600
Noninterest earning assets
Cash and due from banks	16,775			16,096			16,198
Bank premises and equipment	25,795			25,886			23,914
Other assets	47,632			59,047			58,400
TOTAL ASSETS	$1,087,487			$1,054,319			$ 975,312
LIABILITES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities
Time and savings deposits:
NOW and money market accounts	$432,853	0.15%	$630	$408,077	0.22%	$896	$ 368,319	0.35%	$1,273
Savings	89,453	0.05%	47	80,026	0.08%	62	74,309	0.12%	91
Time up to $100	122,947	0.75%	916	130,391	0.87%	1,132	136,691	1.09%	1,493
Time over $100	119,130	0.92%	1,101	118,208	1.06%	1,253	105,514	1.29%	1,366
TOTAL INTEREST BEARING
DEPOSITS	764,383	0.35%	2,694	736,702	0.45%	3,343	684,833	0.62%	4,223
Federal funds purchased and securities
sold under agreements to repurchase	19,855	0.31%	62	18,934	0.38%	72	11,980	0.48%	57
FHLB borrowing	3,868	3.90%	151	11,802	3.61%	426	18,807	3.52%	662
Other liabilities	-	-	-	-	0.00%	-	400	-	-
TOTAL INTEREST BEARING
LIABILITIES	788,106	0.37%	$2,907	767,438	0.50%	$3,841	716,020	0.69%	$4,942
Noninterest bearing liabilities
Demand deposits	173,648			156,784			135,417
Other liabilities	14,800			15,700			14,494
TOTAL LIABILITIES	976,554			939,922			865,931
Shareholders' equity	110,933			114,397			109,381
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$1,087,487			$1,054,319			$ 975,312
Spread between combined rate earned and
combined rates paid*		3.61%			3.56%			3.94%
Net yield on interest-earning assets*		3.69%			3.66%			4.07%

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

Table B below sets forth, for the periods indicated, a summary of consolidated changes in interest earned and interest paid, reflected by the interest generated by volume changes and the interest generated by changes in the yield or rate. On a tax equivalent basis, net interest income increased $1,904 for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily because of an increase in earning assets. Interest paid on interest bearing deposits was down in 2013 compared to 2012 primarily because of lower average interest rates. Interest paid on the FHLB line of credit was $151 in 2013 compared to $426 in 2012.

TABLE B - Volume and Yield/Rate Variances

(Taxable Equivalent Basis)

`	2013 Compared to 2012			2012 Compared to 2011
			Net			Net
		Yield	Increase		Yield	Increase
	Volume	/Rate	(Decrease)	Volume	/Rate	(Decrease)
Revenue earned on
Loans, net	$3,012	$(2,537)	$475	$(946)	$(918)	$(1,864)
Bank deposits	(56)	315	259	32	13	45
Investment securities
Taxable securities	292	238	530	1,948	(1,285)	663
Tax-free securities	(354)	65	(289)	(782)	34	(748)
Other Investments	-	-	-	-	4	4
Federal funds sold	(5)	0	(5)	7	3	10
Total interest earning assets	2,889	(1,919)	970	259	(2,149)	(1,890)
Interest paid on
NOW and money market accounts	54	(320)	(266)	139	(516)	(377)
Savings deposits	8	(23)	(15)	7	(36)	(29)
Time deposits up to $100	(65)	(151)	(216)	(69)	(292)	(361)
Time deposits over $100	10	(162)	(152)	164	(277)	(113)
Federal funds purchased and securities
sold under agreements to repurchase	3	(13)	(10)	33	(18)	15
Short term debt	-	-	-	-	-	-
Long term debt	(286)	11	(275)	(247)	11	(236)
Total interest-bearing funds	(276)	(658)	(934)	27	(1,128)	(1,101)
Net interest earnings	$3,165	$(1,261)	$1,904	$232	$(1,021)	$(789)

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

Assets and Liabilities

Average earning assets increased 4.6% in 2013 compared to 2012 and increased 8.7% in 2012 compared to 2011.  As a financial institution, the Corporation’s primary earning assets are loans made by the Bank. In 2013, average net loans represented 57.4% of average earning assets compared to 54.4% of average earnings assets at December 31, 2012. Average net loans increased 10.6% in 2013 compared to 2012 and decreased 3.1% in 2012 compared to 2011. Management of the Corporation believes that average net loans will increase throughout 2014 because of the increase in demand for loans over the past six months.

Average investment securities, which comprised 39.1% of average earning assets in 2013, increased 2.9% from 2012 compared to a 25.7% increase in 2012 from 2011. This increase in average investments was the result of sluggish loan growth in the half of the year and therefore management grew the investment portfolio during this time. Average total assets increased 3.2% during 2013 compared to an increase of 8.1% between 2012 and 2011.

The Bank’s average deposits increased 5.0% in 2013 compared to 2012. The increase in average deposits for 2012 was primarily a result of an increase in interest bearing deposits, which also contributed to the Bank’s 8.9% increase in average deposits in 2012 compared to 2011. Average interest-bearing transaction accounts in 2013 increased 3.8% from 2012. Time deposits up to $100 decreased 5.7% as of December 31, 2013 compared to December 31, 2012 and time deposits over $100 increased 0.8% over the same period. Average savings deposits increased 11.8% in 2013 compared to 2012. Average Negotiable Order of Withdrawal (“NOW”) and money market accounts increased 6.1% in 2013 compared to 2012. Savings deposits have historically been steady providers of a core, low cost source of funding.

Customer relationship development helped maintain a relatively stable base in noninterest bearing deposits during 2013. The Bank’s noninterest bearing deposits have remained strong and were 18.5% of average total deposits in 2013, 17.5% of average total deposits in 2012 and 16.5% of average total deposits in 2011. Average noninterest bearing deposits increased 10.8% for 2013 and 15.8% for 2012.

The Bank has a Blanket Agreement for Advances and Security Agreement with the FHLB for term debt or other obligations. For more information, see Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Bank uses a formal asset and liability management process to ensure adequate liquidity and control interest rate risk. The Bank’s goal of liquidity management is to provide adequate funds to meet loan demand and any potential unexpected deposit withdrawals. The Bank accomplishes this goal by striving for consistent core deposit growth, holding adequate liquid assets and maintaining unused capacity to borrow funds. The Bank’s objective of interest rate risk management is to maintain reasonable stability in the gross interest margin despite changes in the level of interest rates and the spread among interest rates.

Liquidity

Most of the capital needs of the Bank historically have been financed with retained earnings and deposits received, and the Corporation’s primary source of liquidity has been dividends declared by the Bank. The Bank’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances. Compliance with this policy is reviewed quarterly by the Bank’s Asset/Liability Committee and results are reported to the Bank’s Board of Directors. At December 31, 2013, available liquidity was $271,383 compared to $282,724 as of December 31, 2012.

Management believes that the Corporation’s traditional sources of cash generated from the Bank’s operating activities are adequate to meet the Corporation’s liquidity needs for normal ongoing operations; however, the Bank also has access to additional sources of funds, if necessary, through additional advances from the FHLB or the Cash Management Advance Line of Credit Agreement with the FHLB. In March 2008, the Bank obtained five advances at $7,000 each from the FHLB, and in September 2008, the Bank obtained two additional advances of $3,100 each for a total borrowing in 2009 of $41,200. The first three scheduled repayments of the advances were made in March 2010, March and September 2011, and March 2012. The remaining payments occurred in March and September 2013. The borrowings from the FHLB have been used generally for investment strategies to enhance the Bank’s portfolio.

Interest Rate Risk

The Bank uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each quarter, the Bank’s Asset/Liability Committee assesses the relationship of rate sensitive earning assets to rate sensitive interest bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are those that can be repriced to current market rates within a defined time period. The Asset/Liability

Committee measures near-term risk (within the next 12 and 24 months) to net interest income resulting from changes in interest rates. The model incorporates the Bank’s assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment, to simulate the effect of possible changes in interest rates on net interest income. The Asset/Liability Committee’s policy is to conduct a monthly review of budgeted financial goals where the actual dollar change in net interest income is different from interest rate movements. A negative dollar change in net interest income for a 12- and 24- month period of less than 10.0% of net interest income given a 200 basis point shift in interest rates is considered an acceptable rate risk position. At December 31, 2013, if interest rates were to rise 200 basis points (2.0%) over the next 24 months, net interest income would be $385 more than currently projected if rates were to remain stable. This would represent an increase in net interest income of 1.2%. At December 31, 2013, if interest rates were to decline 100 basis points (1.0%) over the next 24 months, net interest income would be $2,498 less than the projection of rates remaining stable. This would represent a decrease in net interest income of 7.5%. The changes in percentages in both cases are within policy guidelines established by the Bank’s Board of Directors.

Another tool used to monitor the Bank’s overall interest rate sensitivity is a gap analysis (the difference between the earning asset and interest bearing liability amounts scheduled to be re-priced to current market rates in subsequent periods). Table C below shows the Bank’s rate-sensitive position at December 31, 2013, as measured by the gap analysis. Non-maturing balances such as money market, savings and NOW accounts have no contractual or stated maturities. Management has attempted to use historical data (pricing history) on these categories to best determine the impact of these non-maturing balances on the net interest margin as interest rates change. Management anticipates that rates will remain steady through most of 2014 and has determined that the Bank is in an acceptable rate risk position. Table A under the heading “Net Interest Margin” above provides additional information regarding the largest components of interest bearing liabilities.

TABLE C - Rate Sensitivity of Earning Assets and Interest-Bearing Liabilities
(Dollars in Thousands)	Three Months	Three to Six	Six to 12	Over One
As of December 31, 2013	or Less	Months	Months	Year	Total
Earning assets
Bank time deposits	$35,017	$-	$-	$-	$35,017
Taxable investment securities	1,104	712	1,382	280,179	283,377
Tax-exempt investment securities	-	425	332	73,418	74,175
Loans and leases, net of deferred fees	23,909	27,700	64,238	482,324	598,171
Total earning assets	60,030	28,837	65,952	835,921	990,740
Interest-bearing liabilities
NOW and money market accounts	141,927	-	-	304,740	446,667
Savings	-	-	-	92,013	92,013
Time up to $100	26,437	32,278	32,032	25,310	116,057
Time over $100	31,514	27,309	36,120	27,834	122,777
Other short-term debt	18,095	-	-	-	18,095
FHLB borrowing	-	-	-	-	-
Total interest bearing liabilities	217,973	59,587	68,152	449,897	795,609
Period gap	(157,943)	(30,750)	(2,200)	386,024	195,131
Cumulative gap	$(157,943)	$(188,693)	$(190,893)	$195,131

Capital Expenditures

Historically, internal growth has financed the capital needs of the Bank. In 2012, the Bank completed the construction of a new branch in Williamson County, Tennessee. The branch opened in April of 2012. The Bank signed a ground lease to build a branch in Davidson County, Tennessee. The branch is expected to be completed by second quarter 2014.

Contractual Obligations

The following table summarized the Corporation’s contractual obligations as of December 31, 2013:

	Payment due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$5,525	$336	$667	$580	$3,942
Repurchase agreements and time deposits	256,929	203,782	40,134	13,013	-
Total	$262,454	$204,118	$40,801	$13,593	$3,942

Dividends

Cash dividends declared in 2013 were 38.9% of net income compared to 41.4% of net income for 2012. The Corporation plans to continue an average annual payout ratio over 20% while continuing to maintain a capital to asset ratio reflecting financial strength and adherence to regulatory guidelines.

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

As of December 31, 2013, the Corporation’s Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Tier 1 Leverage Capital Ratio were 14.4%, 15.5% and 9.5%, respectively. At December 31, 2012, the comparable ratios were 14.6%, 15.8% and 9.7% respectively. Please refer to Note 13 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders for more information on the capital strength of the Corporation and the Bank.

Loans and Loan Quality

The Bank’s loan portfolio is the largest component of earning assets and, therefore, provides the highest amount of revenue. The loan portfolio also contains the highest exposure to risk, as a result of credit quality. When analyzing potential loans, management assesses both interest rate objectives and credit quality objectives in determining whether to authorize a given loan and the appropriate pricing for that loan. The Bank maintains a diversified portfolio in order to spread its risk and reduce its exposure to economic downturns that may occur in different segments of the economy or in particular industries. As of December 31, 2013, total loans maturing and repricing after one year that have predetermined interest rates and floating or adjustable interest rates totaled $482,324. The composition of the loan portfolio is disclosed in detail in Note 4 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders.

The following table presents the maturities of the Bank’s loans by category as of December 31, 2013:

	Within One	One to Five	After Five
	Year	Years	Years	Total
Commercial, financial and agricultural	$45,366	$48,421	$11,488	$105,275
Tax exempt municipal loans	3,553	9,818	9,931	23,302
Real estate
Construction	15,495	8,831	5,612	29,938
Commercial mortgages	26,685	100,829	68,346	195,860
Residential mortgages	21,233	70,218	122,312	213,763
Other	3,211	12,940	6,202	22,353
Retail loans	9,198	6,942	135	16,275
Total	$124,741	$257,999	$224,026	$606,766

The lending activities of the Bank are subject to written underwriting standards and policies established by the Bank’s Board of Directors and management that include loan review procedures and approvals. Applications for loans are received by designated employees at 15 of the Bank’s offices. Depending primarily on the dollar amount of the loan, there are various approval levels required, including that of the Executive Committee of the Bank’s Board of Directors.

The composition of the Bank’s loan and lease portfolio for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

		Percentage
	2013	of Total	2012	2011	2010	2009
Commercial and industrial:
Commercial	$94,702	15.6%	$83,631	$60,448	$61,192	$63,695
Other	10,573	1.7%	11,594	2,601	5,446	2,943
Tax exempt municipal loans	23,302	3.8%	21,004	25,130	38,877	34,138
Real estate
Construction	30,685	5.1%	37,008	33,270	37,374	38,877
Commercial mortgages	195,860	32.3%	183,373	152,539	156,704	149,332
Residential mortgages	214,211	35.3%	196,349	196,913	221,748	238,349
Other	22,353	3.6%	19,393	30,410	31,129	32,464
Retail loans	16,275	2.6%	15,651	17,027	15,753	17,124
Lease financing receivables	-	-	-	-	-	274
Net unamortized loan origination fees	(1,195)	-	(844)	(536)	(490)	(541)
	$606,766	100.0%	$567,159	$517,802	$559,179	$576,655

A slight majority of the Bank’s outstanding loans continue to be housed in the Maury County portfolio in 2013. Maury County housed 47.5% of the Bank’s outstanding loans at December 31, 2013, including most of its out-of-territory loans and participations purchased. The Maury County portfolio experienced a $3,863 increase in outstanding loans for 2013. The majority of the growth came from commercial lending.

Loan demand showed a marked improvement in the latter part of 2013, mainly due to commercial lending. Commercial loans grew 5.5% from the previous year. Portfolio growth and asset quality remain strong. The bank will continue to diligently review its pricing structure and to seek out new lending opportunities and bank relationships within the seven-county footprint.

The Bank has a credit administration function that is responsible for assisting loan officers in underwriting new loans, reviewing problem loans, monitoring the status of problem loans from period to period, and assisting in their resolution. This review process also includes semi-annual reviews by an outside party to assess the quality of the loan portfolio independently. Management has concluded that this independent review has served to strengthen underwriting practices. The analysis and review by the Bank’s credit administration department also includes a formal review that is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan and lease losses (“ALLL”). Loan reviews of all relationships aggregating $400 and greater are completed on an annual schedule.

Loans that are impaired and not accruing interest were actively monitored in 2013 to determine those for which more aggressive action plans should be taken. The Bank ended 2013 with $214, or 0.04% in net charge-offs. The Bank’s charge-off level is tracking well under the Bank’s target level of 0.25% and below its peer group average of 0.27% for 2013. Management believes that the ALLL was adequate at December 31, 2013.

Table D below summarizes average loan balances and reconciles the ALLL for each of the last five years. Additions or reductions to the allowance, which are included in operating expenses, are also included.

TABLE D - Loan Portfolio

	December 31,
(Dollars In Thousands)	2013	2012	2011	2010	2009
Average amount of gross loans outstanding	$581,596	$526,973	$543,203	$573,524	$588,821
Balance of allowance for possible loan
losses at beginning of year	8,809	9,200	9,420	8,929	8,625
Loans charged off
Commercial loans	222	1,690	3,353	2,046	2,069
Residential real estate loans	27	176	52	108	134
Loans to individuals	49	19	147	77	101
TOTAL LOANS CHARGED OFF	298	1,885	3,552	2,231	2,304
Recoveries of loans previously charged off
Commercial loans	53	364	103	782	312
Residential real estate loans	2	2	-	-	19
Loans to individuals	29	8	104	44	42
TOTAL RECOVERIES	84	374	207	826	373
NET LOANS CHARGED OFF	214	1,511	3,345	1,405	1,931
Provision (reduction) charged (credited)
to operating expenses	-	1,120	3,125	1,896	2,235
BALANCE AT END OF YEAR	$8,595	$8,809	$9,200	$9,420	$8,929
Ratio of net charge-offs during the period
to average gross loans outstanding	0.04%	0.29%	0.62%	0.24%	0.33%

In reviewing the Bank’s loan portfolio, management categorizes certain loans as “classified assets,” which consist of substandard, doubtful and loss categories of loans, and “special mention,” which is a less severe category of loans that do not warrant an adverse classification. The Bank closed 2013 with $8,065 in classified assets compared to $14,113 in 2012; of these amounts, $2,325 were classified as doubtful at December 31, 2013 compared to $2,455 as of December 31, 2012, $4,302 and $5,980 were classified as substandard at December 31, 2013 and 2012, respectively, and $1,438 and $5,678 were classified as OREO at December 31, 2013 and 2012, respectively. At December 31, 2013, loans totaling $4,898, or 0.81% of the portfolio, were classified as “special mention” loans. This compares to loans totaling $1,580 so classified at December 31, 2012, representing an increase of $3,318.

Loans having recorded investments of $9,225 and $8,642 at December 31, 2013 and 2012 have been identified as impaired. Loans amounting to $5,396 and $8,074 at December 31, 2013 and 2012, respectively, were not accruing interest. These loans are considered nonaccrual loans and represented 0.9% and 1.4% of gross loans as of December 31, 2013 and 2012, respectively. Interest received on nonaccrual loans during 2013 was $326, during 2012 was $484, and during 2011 was $959. The Bank had no loans that were 90 days or more past due that were not included in nonaccrual loans as of December 31, 2013 or 2012.

The Bank had $3,607 and $4,156 that qualified as “troubled debt restructurings” as defined in ASC Topic 310-40 as occasion of December 31, 2013 and 2012, respectively. Troubled debt restructurings are loans for which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower which would otherwise not be considered. For a loan to be classified as a troubled debt restructuring, the borrower must be experiencing financial difficulties (even if the borrower is not currently in default on any of its indebtedness), and because of those difficulties the Bank must have made a concession that would otherwise not be granted. These concessions can take many forms, including but not limited to granting temporary payment relief, restructuring a loan to extend the amortization or lower the required payment amount, and forgiveness of principal. Likewise, the financial difficulty being experienced by a borrower can take many forms, including but not limited to:

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

Once identified as a troubled debt restructuring, the bank will track these loans and periodically report to the Board of Directors the aggregate balances thereof. Please refer to Note 1 and Note 4 in the Notes to Consolidated Financial Statements that are included elsewhere in this Annual Report to Shareholders for more information on the Bank’s policy regarding loan impairment and troubled debt restructuring.

RESULTS OF OPERATIONS

Interest Income and Expense

Total interest income increased 2.7% during 2013 as a result of an increase in loan volume and slight increase in investment yields. Interest and fees earned on loans totaled 76.7% of gross interest income during 2013 and increased 2.5% from 2012 as a result of an increase in loan volume. Interest earned on securities and other investments totaled 23.3% of total interest income during 2013 and increased 3.3% from 2012 primarily because the investment portfolio’s yields have increased in same period.

Total interest expense decreased 24.3% in 2013, compared to a 22.3% decrease in 2012 and a 29.4% decrease in 2011. Decreases in the average interest rate paid on interest bearing liabilities contributed to the lower interest expense.  The cost of interest bearing deposits is monitored quarterly by the Bank’s Asset/Liability Committee. The net interest margin (tax equivalent net interest income divided by average earning assets) was 3.69%, 3.66% and 4.07% for years ended December 31, 2013, 2012 and 2011, respectively.

Net interest income on a fully taxable equivalent basis is influenced primarily by changes in: (i) the volume and mix of earning assets and sources of funding; (ii) market rates of interest. The impact of some of these factors can be controlled by management policies and actions. External factors can also have a significant impact on changes in net interest income from one period to another. Some examples of such factors include: (i) the strength of credit demands by customers; (ii) Federal Reserve Board monetary policy; and fiscal and debt management policies of the federal government, including changes in tax laws. For the 12 months ended December 31, 2013, net interest income was $34,454, compared to $32,543 and $33,026 for the 12 months ended December 31, 2012 and 2011, respectively.

Noninterest Income and Expenses

The components of non-interest income were as follows:

	2013	2012	2011
Trust	$2,298	$2,119	$1,999
Deposit fees	6,479	6,689	6,784
Mortgage banking income (gains of loans sold)	437	511	469
Earnings on bank owned life insurance	497	705	717
Gain/loss on investment securities	829	2,294	1,458
Gain/loss on other real estate owned	(308)	(1,317)	(948)
Other	884	630	493
	$11,116	$11,631	$10,972

Noninterest income decreased 4.4% in 2013 compared to 2012 and increased 6.0% in 2012 compared to 2011. Mortgage banking had a nominal decrease in 2013 compared to 2012. There was an $829 gain on sale of available-for-sale securities in 2013 compared to a $2,294 gain in 2012. Income from service charges on accounts decreased 3.1% in 2013 compared to 2012, representing 58% of total noninterest income. Income from fiduciary services offered in the Bank’s Trust Department increased 8.4% in 2013 compared to 2012, representing 20.7% of total noninterest income. Stability in the equity and bond markets impacted the market value of the assets managed by the Trust Department and the related investment fees earned by the Bank.

The components of noninterest expense were as follows:

	2013	2012	2011
Personnel	$18,331	$16,486	$18,836
Occupancy	2,581	2,528	2,488
Equipment	1,397	1,334	1,224
Other	10,934	10,246	10,569
	$33,243	$30,594	$33,117

Noninterest expenses increased 8.6% in 2013 compared to 2012. A 11.2% increase in salaries and benefits was the primary contributor to this increase, due mainly to increased insurance expense for the year. Furniture and equipment increased $53 in 2013, which was included in the 2013 budget. Noninterest expenses decreased 7.6% in 2012 compared to 2011.

Income Tax Expense

Applicable income taxes on 2013 earnings amounted to $2,700, resulting in an effective tax rate of 21.9% compared to $3,040, or 24.4% in 2012. The effective tax rate for 2013 and 2012 is a function of the net income earned and the effect of having a real estate investment trust structure, which results in having no Tennessee excise tax expense and the effects of interest earned on tax-exempt loans and securities.

Net Income

Net income was 2.2% higher in 2013 than in 2012. No provision for loan losses was expensed in 2013, which was the primary reason for the increase in net income. The Bank’s annualized charge-offs ended the year at 0.04%, an improvement from 0.27% in 2012. Classified assets declined $7,192, or 40.2% from 2013 to 2012. Based on these improving trends, the allowance for loan losses was adequate for our loan portfolio. Net income was 34.4% higher in 2012 than in 2011 primarily because of the 64.2% decrease in the provision for loan losses from 2012 to 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, the Bank was a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit and standby letters of credit. Please refer to Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report to Shareholders for more information on the Bank’s commitments and contingencies. Please refer to Table C above under the heading "Liquidity and Capital Resources" for a summary of the Corporation’s earning assets and interest bearing liabilities by maturities.

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

Management has implemented procedures that give detailed historical data by segment of retail and commercial credit and performance characteristics to broaden the analysis and improve monitoring of potential credit risk.

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

In assessing the adequacy of the ALLL, the risk characteristics of the entire loan portfolio are evaluated. This process includes the judgment of management, input from independent loan reviews and reviews that may have been conducted by bank regulators as part of their usual examination process. Refer to notes 1, 4 and 5 in the consolidated financial statements for more information on the allowance for loan losses.

The following table gives a breakdown of the ALLL for each loan category:

	December 31,
	2013		2012
		Percent of		Percent of
Balance at End of Period Applicable to:	Amount	ALLL	Amount	ALLL
Commercial	$7,359	85.62%	$7,528	85.46%
Residential real estate	1,084	12.61%	1,109	12.59%
Consumer and other retail	152	1.77%	172	1.95%
Total loans	$8,595	100.00%	$8,809	100.00%

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

SHAREHOLDER INFORMATION

The 5,021,012 shares of common stock of the Corporation outstanding at December 31, 2013 had an estimated market value of $125,525 and were held by 2,054 shareholders located primarily in the Corporation’s market area. A small number of shareholders are not identified individually because some bank nominees, including the Bank’s Trust Department, are listed as record owners when, in fact, these holdings represent more than one beneficial owner. No single shareholder’s ownership exceeded 5% at year end.

There is no established public trading market for shares of the Corporation’s common stock. The table below shows the high and low price of the Corporation’s common stock taken from reported prices by those buyers and sellers willing to disclose this information. This table also shows the semi-annual dividend declared per share of common stock, in each of the last two years. In 2013, the Corporation repurchased 158,988 shares of its common stock in several privately negotiated transactions.

		High	Low	Dividend
2013	First Quarter	$27.50	$18.52	$-
	Second Quarter	25.00	19.00	0.370
	Third Quarter	22.50	20.00	-
	Fourth Quarter	25.00	23.00	0.370
2012	First Quarter	$30.00	$27.00	$-
	Second Quarter	28.00	20.00	0.370
	Third Quarter	45.00	21.00	-
	Fourth Quarter	23.00	22.48	0.370

ADDITIONAL FINANCIAL DATA

The following table presents consolidated comparative data for the Corporation for the years shown:

	COMPARATIVE DATA
	(Dollars In Thousands)
	2013	2012	2011	2010	2009	2008	2007
Total Assets	$1,092,874	$1,091,487	$1,017,808	$941,625	$935,009	$911,137	$823,046
Average assets	$1,087,487	$1,054,316	$975,671	$953,155	$922,549	$855,278	$797,239
Average loans (net)	$572,913	$518,158	$534,841	$564,388	$579,998	$534,441	$484,308
Average deposits	$938,032	$893,486	$820,250	$795,786	$760,315	$701,428	$673,728
Return on
average assets	0.88%	0.90%	0.72%	0.76%	0.87%	1.08%	1.08%
Return on
average equity	8.66%	8.22%	6.21%	6.84%	7.50%	8.60%	8.36%
Tier 1 capital
to average assets	9.53%	9.69%	10.24%	10.38%	10.55%	10.93%	12.22%

Selected Financial Information
(Dollars in Thousands, Except Per Share Data)
	2013	2012	2011	2010	2009	2008
Interest Income

Interest and fees on loans	$28,653	$27,951	$29,838	$31,925	$31,815	$32,901
Income on investment securities
Taxable interest	5,501	4,967	4,219	3,857	4,894	6,649
Exempt from federal income tax	2,913	3,106	3,616	3,575	3,761	3,866
Dividends	197	207	197	194	204	194
	8,611	8,280	8,032	7,626	8,859	10,709
Other interest income	97	153	98	58	66	271
Total Interest Income	37,361	36,384	37,968	39,609	40,740	43,881
Interest Expense
Interest on deposits	2,694	3,343	4,223	6,029	7,916	11,626
Interest on other short term borrowings	213	498	719	972	1,156	831
Total Interest Expense	2,907	3,841	4,942	7,001	9,072	12,457
Net Interest Income	34,454	32,543	33,026	32,608	31,668	31,424
Provision For Possible Loan Losses	-	1,120	3,125	1,896	2,235	1,687
Net Interest Income After
Provision for Loan Losses	34,454	31,423	29,901	30,712	29,433	29,737
Noninterest Income
Trust department income	2,298	2,119	1,999	1,965	1,924	2,463
Service fees on deposit accounts	6,479	6,689	6,784	6,781	7,231	7,705
Other service fees, commissions, and fees	563	610	584	708	431	393
Other operating income	947	(81)	147	(1,300)	793	974
Securities gains	829	2,294	1,458	1,614	2,482	1,351
Total Noninterest Income	11,116	11,631	10,972	9,768	12,861	12,886
Noninterest Expense
Salaries and employee benefits	18,331	16,486	18,836	15,811	17,137	16,562
Net occupancy expense	2,581	2,528	2,488	2,116	2,662	2,620
Furniture and equipment expense	1,397	1,334	1,224	1,076	1,120	1,007
Other operating expenses	10,950	10,262	10,585	13,191	12,148	11,259
Total Noninterest Expense	33,259	30,610	33,133	32,194	33,067	31,448
Income Before Provision
For income Taxes	12,311	12,444	7,740	8,286	9,227	11,175
Provision For Income Taxes	2,700	3,040	744	1,043	1,187	1,967
Net Income	$9,611	$9,404	$6,996	$7,243	$8,040	$9,208
Earnings Per Common Share	$1.88	$1.77	$1.30	$1.32	$1.45	$1.63
Weighted Average Shares Outstanding	5,110,849	5,315,634	5,400,063	5,486,183	5,537,611	5,635,060

(See Note 1 of Notes to Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

  and Shareholders

First Farmers and Merchants Corporation

Columbia, Tennessee

We have audited First Farmers and Merchants Corporation’s (Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our report dated March 5, 2014, we expressed an unqualified opinion on internal control over financial reporting.  As described in the following paragraphs, a material weakness was subsequently identified in connection with the restatement of the previously issued financial statements.  Accordingly, management revised its assessment about the effectiveness of the Corporation’s internal control over financial reporting and our present opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.

  Errors in recording and accounting for the Corporation’s defined benefit post-retirement health care plan were identified.  The errors were the result of a lack of sufficient resources within the Corporation with the requisite expertise regarding the accounting for the plan, and have resulted in restatement of the Corporation’s financial statements for the years ended December 31, 2013 and 2012.  This material weakness was considered in determining the nature, timing and extent of auditing procedures applied in our audit of the Corporation’s consolidated financial statements, and this report does not affect our report dated March 5, 2014 (February 10, 2015, as to the effects of the restatement discussed in Note 2), on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of December 31, 2013, and our report dated March 5, 2014 (February 10, 2015, as to the effects of the restatement discussed in Note 2), expressed an unqualified opinion thereon and included an explanatory paragraph relating to the restatement.

//s//BKD, LLP

Louisville, Kentucky

March 5, 2014 (February 10, 2015, as to the effects of the material weakness described above)

FIRST FARMERS AND MERCHANTS CORPORATION

COLUMBIA, TENNESSEE

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as management of First Farmers and Merchants Corporation (the “Corporation”) and its subsidiaries, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Because of the inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, projections of the effectiveness to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Errors in recording and accounting for the Corporation’s defined benefit post-retirement health care plan were identified. The errors were the result of a lack of personnel with the requisite expertise regarding the accounting for the plan. Based on such evaluation, management concluded that there was a material weakness in the Corporation’s internal control over financial reporting as of December 31, 2013.

Remediation Plan of Material Weakness in Internal Control

Management proposes to make modifications to the internal control procedures for identifying, calculating and recording transactions to remediate the material weakness. At the end of 2013, management hired a certified public accountant as Controller to serve as an additional layer of review over recording complex transactions in the general ledger, as well as review of the Corporation’s financial reporting and internal controls structure. Additionally, the Company’s remediation action will include obtaining outsourced expertise for those complex accounting transactions that in-house accounting staff does not have sufficient resources of time or expertise to record and report. The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, has been audited by BKD, LLP, an independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report and has issued an adverse opinion as a result of the material weakness identified.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2013 and 2012 consolidated financial statements have been restated to correct a misstatement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2014 (February 10, 2015, as to the effects of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, as revised), expressed an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting because of the material weakness.

//s//BKD, LLP

Louisville, Kentucky

March 5, 2014 (February 10, 2015, as to the effects of the restatement discussed in Note 2)

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2013	December 31, 2012
	(Dollars in Thousands, Except Per Share Data)	Restated	Restated
ASSETS	Cash and due from banks	$20,391	$23,443
	Interest-bearing due from banks	25,167	31,953
	Federal funds sold	9,850	15,000
	Total cash and cash equivalents	55,408	70,396
	Securities
	Available-for-sale (amortized cost $346,892 and $339,971 as of December 31, 2013 and December 31, 2012, respectively)	329,714	345,718
	Held-to-maturity (fair market value $28,595 and $33,420 as of December 31, 2013 and December 31, 2012, respectively)	27,839	31,755
	Total securities	357,553	377,473
	Loans, net of deferred fees	606,766	567,159
	Allowance for loan and lease losses	(8,595)	(8,809)
	Net loans	598,171	558,350
	Bank premises and equipment, net	24,868	26,417
	Other real estate owned	1,438	5,678
	Bank owned life insurance	25,867	25,112
	Goodwill	9,018	9,018
	Deferred tax asset	9,946	5,008
	Other assets	10,605	14,035
	TOTAL ASSETS	$1,092,874	$1,091,487
LIABILITIES	Deposits
	Noninterest-bearing	$179,823	$169,136
	Interest-bearing	777,514	763,713
	Total deposits	957,337	932,849
	Securities sold under agreements to repurchase	18,095	17,068
	Accounts payable and accrued liabilities	13,238	18,675
	Federal Home Loan Bank (FHLB) advances	-	10,100
	TOTAL LIABILITIES	988,670	978,692
SHAREHOLDERS’ EQUITY	Common stock - $10 par value per share, 8,000,000 shares authorized; 5,021,012 and 5,180,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	50,210	51,800
	Retained earnings	62,900	59,162
	Accumulated other comprehensive income (loss)	(9,001)	1,738
	TOTAL SHAREHOLDERS’ EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	104,109	112,700
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS’ EQUITY	104,204	112,795
	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,092,874	$1,091,487

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

		Years Ended December 31,
		2013	2012
	(Dollars in Thousands, Except Per Share Data)	Restated	Restated	2011
INTEREST AND	Interest and fees on loans	$28,653	$27,951	$29,838
DIVIDEND	Income on investment securities
INCOME	Taxable interest	5,501	4,967	4,219
	Exempt from federal income tax	2,913	3,106	3,616
	Dividends	294	360	295
	Total interest income	37,361	36,384	37,968
INTEREST	Interest on deposits	2,694	3,343	4,223
EXPENSE	Interest on other borrowings	213	498	719
	Total interest expense	2,907	3,841	4,942
	Net interest income	34,454	32,543	33,026
	Provision for loan and lease losses	-	1,120	3,125
	Net interest income after provision	34,454	31,423	29,901
NONINTEREST	Gain on loans sold	437	511	469
INCOME	Trust department income	2,298	2,119	1,999
	Service fees on deposit accounts	6,479	6,689	6,784
	Brokerage fees	361	231	36
	Earnings on bank owned life insurance	497	705	717
	Gain on sale of securities	829	2,294	1,458
	Loss on foreclosed property	(308)	(1,317)	(948)
	Other non-interest income	523	399	457
	Total noninterest income	11,116	11,631	10,972
NONINTEREST	Salaries and employee benefits	18,331	16,486	18,836
EXPENSE	Net occupancy expense	2,581	2,528	2,488
	Furniture and equipment expense	1,397	1,334	1,224
	Data processing expense	2,288	2,007	1,867
	Legal and professional fees	1,037	943	997
	Stationary and office supplies	293	279	286
	Advertising and promotions	1,090	1,179	1,217
	FDIC Insurance premium expense	728	703	875
	Other real estate expense	128	309	640
	Other noninterest expense	5,370	4,826	4,687
	Total noninterest expenses	33,243	30,594	33,117
	Income before provision for income taxes	12,327	12,460	7,756
	Provision for income taxes	2,700	3,040	744

	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	9,627	9,420	7,012
	Noncontrolling interest-dividends on preferred stock subsidiary	16	16	16
	Net income for common shareholders	$9,611	$9,404	$6,996
PER SHARE	Weighted Average Shares Outstanding	5,110,849	5,315,634	5,393,765
	Earnings per share	$1.88	$1.77	$1.30

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2013 Restated	2012 Restated	2011
Net Income for common shareholders	$9,611	$9,404	$6,996

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax (benefit) expenses of ($8,507), $1,204, and $2,960	(13,589)	1,923	4,728
Reclassification adjustment for realized gains included in net income, net of taxes of ($319), ($883), and ($561), respectively	(510)	(1,411)	(897)
Change in unfunded portion of postretirement benefit obligations, net of tax (benefit) expenses of $2,102, ($1,243) and $1,214, respectively	3,360	(1,982)	1,940

Other Comprehensive Income (Loss)	(10,739)	(1,470)	5,771

Total Comprehensive Income (Loss)	$(1,128)	$7,934	$12,767

The accompanying notes are an integral part of the consolidated financial statement

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011	Shares of stock	Preferred Stock	Common Stock	Retained Earnings Restated	Accumulated Other Comprehensive Income (Loss) Restated	Total Restated

Balance at December 31, 2010	5,430,000	$95	$54,300	$54,524	$(2,563)	$106,356
Net income before dividends on preferred stock of subsidiary				7,012		7,012
Other comprehensive income					5,771	5,771

Repurchase of common stock	(100,000)		(1,000)	(2,011)		(3,011)
Cash dividends declared, $0.74 per share				(3,963)		(3,963)
Cash dividends - preferred stock of subsidiary				(16)		(16)

Balance at December 31, 2011	5,330,000	95	53,300	55,546	3,208	112,149
Net income before dividends on preferred stock of subsidiary, as restated				9,420		9,420
Other comprehensive income, as restated					(1,470)	(1,470)

Repurchase of common stock	(150,000)		(1,500)	(1,900)		(3,400)
Cash dividends declared, $0.74 per share				(3,888)		(3,888)
Cash dividends - preferred stock of subsidiary				(16)		(16)

Balance at December 31, 2012 (Restated)	5,180,000	95	51,800	59,162	1,738	112,795
Net income before dividends on preferred stock of subsidiary, as restated				9,627		9,627
Other comprehensive loss, as restated					(10,739)	(10,739)

Repurchase of common stock	(158,988)		(1,590)	(2,132)		(3,722)
Cash dividends declared, $0.74 per share				(3,741)		(3,741)
Cash dividends - preferred stock of subsidiary				(16)		(16)

Balance at December 31, 2013 (Restated)	5,021,012	$95	$50,210	$62,900	$(9,001)	$104,204
(Dollars in thousands, except per share data)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
	(Dollars in thousands)	2013 Restated	2012 Restated	2011
OPERATING	Net income available for common shareholders	$9,611	$9,404	$6,996
ACTIVITIES	Adjustments to reconcile net income to net cash provided by (used in) operating activities
	Provision for loan losses	-	1,120	3,125
	Provision for depreciation and amortization of premises and equipment	1,543	1,412	1,270
	Deferred tax benefit (expense)	1,785	784	(1,216)
	Net securities gains	(829)	(2,294)	(1,458)
	Gains on loans sold	(437)	(511)	(417)
	Proceeds from sale of mortgage loans held for sale	21,047	28,625	24,402
	Funding of mortgage loans held for sale	(18,481)	(28,065)	(23,985)
	Loss on other real estate owned	308	1,317	948
	Gain (loss) on sale of premises and equipment	38	(10)	-
	Amortization of investment security premiums, net of accretion of discounts	1,312	3,526	2,094
	Increase in cash surrender value of life insurance contracts	(497)	(705)	(717)
	(Increase) decrease in
	Other assets	1,243	741	1,177
	Increase (decrease) in
	Other liabilities	143	(273)	534
	Total adjustments	7,175	5,667	5,757
	Net cash provided by operating activities	16,786	15,071	12,753
INVESTING	Proceeds from sales of available-for-sale securities	137,150	421,346	140,580
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	44,908	68,673	106,270
	Proceeds from maturities and calls of held-to-maturity securities	3,890	3,430	4,725
	Purchases of investment securities available-for-sale	(189,436)	(521,837)	(323,222)
	Net (increase) decrease in loans	(38,267)	(50,846)	38,031
	Proceeds from sale of other real estate owned	2,378	1,810	1,683
	Proceeds from sale of premises and equipment	799	-	-
	Purchases of premises and equipment	(831)	(786)	(263)
	Purchase of life insurance policies	(258)	(2,282)	(2,799)
	Net cash used in investing activities	(39,667)	(80,492)	(34,995)
FINANCING	Net increase in deposits	24,488	76,419	64,604
ACTIVITIES	Net increase in securities sold under agreements to repurchase	1,027	721	10,162
	Payments to FHLB borrowings	(10,100)	(7,000)	(7,000)
	Repurchase of common stock	(3,722)	(3,400)	(3,011)
	Cash dividends paid on common stock	(3,800)	(3,944)	(1,991)
	Net cash provided by financing activities	7,893	62,796	62,764
	Increase (decrease) in cash and cash equivalents	(14,988)	(2,625)	40,522
	Cash and cash equivalents at beginning of period	70,396	73,021	32,499
	Cash and cash equivalents at end of period	$55,408	$70,396	$73,021
	Supplemental disclosures of cash flow information
	Cash paid during the period for expenses
	Interest on deposits and borrowed funds	$2,816	$3,717	$5,235
	Income taxes	2,072	860	1,143
	Loans to facilitate sale of other real estate owned	1,905	1,774	-
	Real estate acquired in settlement of loans	312	1,355	1,375

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income tax expenses or benefits. Other comprehensive (loss) income includes unrealized appreciation or depreciation on available-for-sale securities and changes in the net actuarial gain or loss of the postretirement benefit obligation.

The components of accumulated other comprehensive income (loss), included in shareholder’s equity, are as follows as of December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012 Restated	2011
Net unrealized gains (losses) on available-for-sale securities	$(17,178)	$5,747	$4,914
Net actuarial gain (loss) on unfunded portion of postretirement benefit obligation	2,542	(2,920)	305
	(14,636)	2,827	5,219
Tax effect - (expense) benefit	5,635	(1,089)	(2,011)

Accumulated other comprehensive income (loss)	$(9,001)	$1,738	$3,208

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

As part of the Corporation’s 2014 year-end closing procedures, management determined that the Corporation had not properly recorded the liability related to its defined benefit post-retirement healthcare plan in its financial statements for the years ended December 31, 2013 and 2012 because of the Corporation’s failure to interpret correctly and account for certain actuarial information provided to the Corporation, resulting in the need to make adjustments to the Corporation’s financial statements for those years. The Corporation’s failure to interpret correctly and account for such actuarial information resulted in a decrease to net income of $265 and an increase to shareholder's equity of $1,531 as of December 31, 2013.  The same error resulted in an increase to net income of $1,796 and a decrease to shareholder's equity of $1,796 as of December 31, 2012.  Management has evaluated the impact of the error in accounting for the Corporation’s defined benefit post-retirement healthcare plan on the unaudited financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2014 and determined that such impact is not material and that no restatement of such unaudited financial statements is required. The effects of the necessary adjustments and related tax impact on the Corporation’s financial statements as included in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012 are detailed in the following tables (dollars in thousands, except per-share amounts):

	December 31, 2013
Consolidated Balance Sheet	As Reported	Adjustment	As Restated
Deferred tax asset	$10,905	$(959)	$9,946
Total assets	1,093,833	(959)	1,092,874

Accounts payable and accrued liabilities	15,728	(2,490)	13,238
Total liabilities	991,160	(2,490)	988,670

Retained earnings	61,369	1,531	62,900
Total shareholders’ equity before noncontrolling interest-preferred stock of subsidiary	102,578	1,531	104,109
Total shareholders’ equity	102,673	1,531	104,204
Total liabilities and shareholders’ equity	1,093,833	(959)	1,092,874

Consolidated Statement of Income
Salaries and employee benefits	$17,901	$430	$18,331
Total noninterest expense	32,813	430	33,243

Income before provision for income taxes	12,757	(430)	12,327

Provision for income taxes	2,865	(165)	2,700

Net income before noncontrolling interest - dividends on preferred stock of subsidiary	9,892	(265)	9,627
Net income available for common shareholders	9,876	(265)	9,611
Earnings per weighted average shares outstanding	1.93	(0.05)	1.88

Consolidated Statement of Comprehensive Income (Loss)
Net income available for common shareholders	$9,876	$(265)	$9,611
Change in unrecognized portion of postretirement benefit obligations	(232)	3,592	3,360
Tax effect - (expense) benefit on postretirement benefit obligations	(146)	2,248	2,102
Total other comprehensive income (loss)	(14,331)	3,592	(10,739)
Total comprehensive income (loss)	(4,455)	3,327	(1,128)

Consolidated Statements of Changes in Shareholders' Equity
Total net income before dividends on preferred stock of subsidiary	$9,892	$(265)	$9,627
Total other comprehensive loss	(14,331)	3,592	(10,739)
Total balance at December 31, 2013	102,673	1,531	104,204

Consolidated Statement of Cash Flows
Net income available for common shareholders	$9,876	$(265)	$9,611
Deferred tax benefit (expense)	1,950	(165)	1,785
Other liabilities	(287)	430	143
Total adjustments	6,910	265	7,175

	December 31, 2012
Consolidated Balance Sheet	As Reported	Adjustment	As Restated
Deferred tax asset	$3,884	$1,124	$5,008
Total assets	1,090,363	1,124	1,091,487

Accounts payable and accrued liabilities	15,755	2,920	18,675
Total liabilities	975,772	2,920	978,692

Retained earnings	57,366	1,796	59,162
Accumulated other comprehensive income (loss)	5,330	(3,592)	1,738
Total shareholders’ equity before noncontrolling interest-preferred stock of subsidiary	114,496	(1,796)	112,700
Total shareholders’ equity	114,591	(1,796)	112,795
Total liabilities and shareholders’ equity	1,090,363	1,124	1,091,487

Consolidated Statement of Income
Salaries and employee benefits	$19,406	$(2,920)	$16,486
Total noninterest expense	33,514	(2,920)	30,594

Income before provision for income taxes	9,540	2,920	12,460

Provision for income taxes	1,916	1,124	3,040

Net income before noncontrolling interest - dividends on preferred stock of subsidiary	7,624	1,796	9,420
Net income available for common shareholders	7,608	1,796	9,404
Earnings per weighted average shares outstanding	1.43	0.34	1.77

Consolidated Statement of Comprehensive Income (Loss)
Net income available for common shareholders	$7,608	$1,796	$9,404
Change in unrecognized portion of postretirement benefit obligations	1,610	(3,592)	(1,982)
Tax effect - (expense) benefit on postretirement benefit obligations	1,008	(2,251)	(1,243)
Total other comprehensive income (loss)	2,122	(3,592)	(1,470)
Total comprehensive income (loss)	9,730	(1,796)	7,934

Consolidated Statements of Changes in Shareholders' Equity
Total net income before dividends on preferred stock of subsidiary	$7,624	$1,796	$9,420
Total other comprehensive income	2,122	(3,592)	(1,470)
Total balance at December 31, 2012	114,591	(1,796)	112,795

Consolidated Statement of Cash Flows
Net income available for common shareholders	$7,608	$1,796	$9,404
Deferred tax benefit (expense)	(340)	1,124	784
Other liabilities	2,647	(2,920)	(273)
Total adjustments	7,463	(1,796)	5,667

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) BY COMPONENT

          Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended December 31, 2013, 2012 and 2011, were as follows (dollars in thousands):

	Amounts Reclassified from AOCI

	December 31, 2013	Years Ended December 31, 2012	December 31, 2011	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available-for-sale securities	$829	$2,294	$1,458	Realized gain (loss) on sale of securities
	(319)	(883)	(561)	Tax (expense) benefit
	$510	$1,411	$897	Net reclassified amount

Amortization of defined benefit pension items Actuarial gains (losses)	$(190)	$-	$205
	73	-	(79)	Tax (expense) benefit
	$(117)	$-	$126	Net reclassified amount

Total reclassifications out of AOCI	$393	$1,411	$1,023

NOTE 4 – SECURITIES

          The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

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

          The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2013 and 2012 (dollars in thousands):

	Less than 12 months		12 months or Greater		Total
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$100,533	$7,330	$4,539	$461	$105,072	$7,791
US Government sponsored agency mortgage backed securities	144,134	10,073	8,698	576	152,832	10,649
States and political subdivisions	2,615	140	-	-	2,615	140
Corporate bonds	8,590	121	582	24	9,172	145
	$255,872	$17,664	$13,819	$1,061	$269,691	$18,725

	Less than 12 months		12 months or Greater		Total
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of Security	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$68,979	$280	$-	$-	$68,979	$280
US Government sponsored agency mortgage backed securities	12,881	55	-	-	12,881	55
Corporate bonds	1,719	9	-	-	1,719	9
	$83,579	$344	$-	$-	$83,579	$344

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

          The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2013, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2013	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within one year	$5,841	$5,920	$3,135	$3,208
One to five years	26,404	26,489	7,043	7,305
Five to ten years	131,468	124,308	16,554	16,953
After ten years	15,134	15,574	1,107	1,129
Mortgage-backed securities	168,045	157,423	-	-
Total	$346,892	$329,714	$27,839	$28,595

          The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $210,494 at December 31, 2013 and $210,800 at December 31, 2012.

          The book value of securities sold under agreements to repurchase amounted to $34,978 and $26,500 at December 31, 2013 and 2012, respectively.

Gross gains of $1,026, $2,455, and $1,509 resulting from sales of available-for-sale securities were realized for at December 31, 2013, 2012 and 2011, respectively. A loss of $197 was included in the net gain of $829 for December 31, 2013. A loss of $161 was included in the net gain of $2,294 for December 31, 2012. Losses of $51 were included in the net gain of $1,458 for December 31, 2011.

NOTE 5 – LOANS

The following table presents the Bank’s loans by category as of December 31, 2013 and 2012 (dollars in thousands):

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

The following table provides details regarding the aging of the Bank’s loan portfolio (dollars in thousands):

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

The following table summarizes the impaired loans by loan type as of December 31, 2013 and 2012 (dollars in thousands):

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

Non-accrual loans, segregated by class of loans, were as follows at December 31, 2013 and 2012 (dollars in thousands):

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

During 2013, certain loans were modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, and forbearances. Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the year ended December 31, 2013 and 2012 (dollars in thousands):

	2013			2012
(dollars in thousands)	Number of Loans	Post - Modification Outstanding Balance	Net Charge-offs Resulting from Modifications	Number of Loans	Post -Modification Outstanding Balance	Net Charge-offs Resulting from Modifications
Commercial:

Commercial and industrial	-	$-	$-	1	$8	$-
Nonfarm nonresidential	-	-	-	1	361	-
Retail:

Consumer	3	8	-	1	3	-

Single family residential	3	167	6	3	237	-

Total trouble debt restructurings	6	$175	$6	6	$609	$-

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

The Corporation uses a risk grading matrix to assign a risk grade to each of its commercials loans. Loans are graded on a scale of 1 – 8. A description of the general characteristics of the 8 risk grades is as follows:

Risk Rating 1: Minimal Risk

General Characteristics:

•	Substantially risk free.
•	Federal, state, or municipal subdivisions with acceptable investment grade credit rating.

•	Large national, regional, or local entity with proven access to capital markets.
•	Diversity in its line of business with stable and diversified sales base.
•	Borrower is considered to be an industry leader with many consecutive years of strong profits and exhibits a financial condition, equity position, liquidity, and debt service capacity far exceeding industry norms.
•	Borrower has an abundance of unpledged financeable assets coupled with superior cash generation capabilities.
•	Industry conditions and trends are positive and strong.
•	Borrower has strong management with evidence of management succession.
•	Credit rating by Moody’s, Standard & Poor, or other qualified rating agency that is grade A or higher.
•	A cash secured loan with the cash on deposit in our bank or a guaranty from the Federal government also warrants this risk rating.

Risk Rating 2: Modest Risk

General Characteristics:

•	Borrower shows strong profitability, liquidity, and capitalization better than industry norms and a strong market position in the region.
•	Borrower may have limited access to public markets for short-term needs or capital requirements, but has ready access to alternative financing.
•	Loans may be unsecured based on the financial strength of the borrower or secured by collateral that is considered liquid and marketable.
•	Borrower has a proven history of profitability and financial stability.
•	Borrower has a strong market position in its industry and has an abundance of financeable assets available to protect the bank’s position.
•	Proven and steady management with good management succession.
•	Borrower can withstand major market instabilities of short duration.
•	Credit rating by Moody’s, Standard & Poor, or other qualified rating agency that is grade BAA or higher.

Risk Rating 3: Average Risk

General Characteristics:

•	Borrower shows a stable earnings history and financial condition in line with industry norms with indications that these trends will continue.
•	The credit extension is considered sound, however elements may be present which suggest the borrower may not be free from temporary impairments in the future.
•	Liquidity and leverage is in line with industry norms.
•	Good management with acceptable management succession.
•	Under most economic and business conditions has access to alternative financing but limited or no access to capital markets for short-term or capital needs.
•	Borrower may be an individual with a sound financial condition and liquidity with proven historical income to repay the debt as scheduled.
•	Credit extensions are generally secured by acceptable collateral.

Risk Rating 4: Acceptable Risk

General Characteristics:

•	Credit is to a borrower with smaller margins of debt service coverage and with some elements of reduced financial strength.
•	Borrower is generally in a lower average market position in its industry.
•	Borrower shows satisfactory asset quality and liquidity, good debt capacity and coverage, and good management in critical positions.

•	Management is of unquestioned character but management succession may be questionable.
•	Borrower can obtain similar financing from other financial institutions.
•	Interim losses or moderately declining earnings trends may occur, but the borrower has sufficient strength and financial flexibility to offset these issues.
•	Credit may be to individuals with a moderately leveraged financial condition, but with satisfactory liquidity and income to cover debt repayment requirements.
•	Business borrowers may have moderate leverage, but must have historically consistent cash flow to cover debt service and other operating needs.
•	Business borrowers may also have erratic or cyclical operating performances but should demonstrate strong equity positions to support these profitability swings.
•	Asset-based loans that have stabilized and proven performance with the financial capacity to provide for annual clean up may qualify for this rating.
•	Borrower has no access to capital markets, but would be financeable by another financial institution or finance company.
•	Credit extensions are generally secured by acceptable collateral.

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

•	Borrowers may exhibit declining earnings, strained cash flow, increasing leverage, or weakening market positions that indicate a trend toward an unacceptable risk.
•	Borrower’s liquidity, leverage, and earnings performance is below or trending below industry norms.
•	Interim losses and other adverse trends may occur, but not to the level that would impair the bank’s position.
•	Borrower may be a newly formed company or in a new line of business or may be an established business with new or unproven management. Borrower should be adequately capitalized, but may not yet have achieved stabilized cash flow.
•	Borrower generally has a small market position in its industry.
•	Borrower may be engaged in an industry that is experiencing an economic downturn or is particularly susceptible to uncontrollable external factors.
•	Management is of good character although some management weakness may exist, including lack of depth or succession.
•	Borrowers generally have limited additional debt capacity and modest coverage, and average or below-average asset quality, margins, and market share.
•	Borrower’s ability to obtain financing from other financial institutions may be impaired.

•	Credit to individuals with marginal financial condition and liquidity, but with income still sufficient to service the debt.

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

General Characteristics:

•	Cash flow may not be sufficient to fund anticipated cash needs.
•	Sufficiently or modestly sufficiently financeable assets are available to protect the bank’s position.
•	Adverse trends in operations/profits or unbalanced position in the balance sheet, but not to the point where repayment is in jeopardy.
•	Borrower generally shows limited liquidity or high leverage.
•	Borrower’s financial position is in the lower quartile of industry norms.
•	Business exhibits a deteriorating market position in the industry.
•	Management lacks depth and succession.
•	Business is unable to withstand temporary setbacks without affecting repayment capability.
•	Borrower is not financeable by another bank but possibly by a finance company or specialized lender.

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

General Characteristics:

•	The primary source of repayment no longer provides satisfactory support and repayment is dependent on secondary sources.
•	A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.
•	Normal repayment from the borrower is impaired although no loss of principal is envisioned.
•	A partial loss of interest or principal will occur if the deficiencies are not corrected.
•	Cash flow is generally not sufficient to fund anticipated cash needs.
•	Financeable assets may not be sufficient to protect the bank’s position.
•	Adverse trends in operations that jeopardized debt repayment may require the borrower to undertake a significant reorganization of financing or the business.
•	Borrower shows poor liquidity and high leverage impairing the repayment of the debt in accordance with agreed upon terms.
•	Management lacks depth and succession; may be inexperienced or of questionable character.
•	Borrower’s market position in the industry is deteriorating.
•	Borrower is not financeable by another bank or finance company.

Risk Rating 8: Doubtful

An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

General Characteristics:

•	Inadequate primary source of repayment. Assumes a less than satisfactory secondary source of repayment on a most-likely case basis. There may be an adequate secondary source of repayment on a best-case basis.
•	Borrowers have the same weaknesses found in Substandard borrowers.
•	Loss probability is extremely high but because of certain important and reasonably specific factors that may work to strengthen the loan, its classification as an estimated loss is deferred until a more exact status may be determined.
•	Pending factors may include proposed merger or acquisition; liquidation procedures; capital injections; perfecting liens on additional collateral; and refinancing plans.
•	Cash flow is insufficient to fund cash needs.
•	Financeable assets are insufficient to protect the bank’s position.
•	Source of debt repayment is dependent on liquidation of assets with a probable loss.
•	Borrower may no longer be a going concern, or may not exist as a going concern for the foreseeable future.
•	No alternative financing sources exist.

The following table presents risk grades and classified loans by class for year ending December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non- Residential Real Estate Loans	Construction and Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals
Pass	$92,155	$170,585	$29,463	$26,516	$24,131	$342,850
Special Mention	836	3,883	-	-	179	4,898
Substandard	635	1,745	475	424	1,023	4,302
Doubtful	1,076	-	-	-	1,249	2,325
TOTALS	$94,702	$176,213	$29,938	$26,940	$26,582	$354,375

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$10,9366	$212,096	$27,643	$250,675
Nonperforming*	21	1,667	28	1,716
TOTALS	$10,957	$213,763	$27,671	$252,391

December 31, 2012
Commercial Loan Portfolio: Credit risk profile by internally assigned grade	Commercial and Industrial	Non-Farm, Non- Residential Real Estate Loans	Construction and Development	Commercial Loans Secured by Residential R/E	All Other Commercial Loans	Commercial Loan Totals
Pass	$81,560	$164,290	$35,543	$21,660	$22,857	$325,910
Special Mention	269	815	98	398	-	1,580
Substandard	726	2,460	682	1,925	187	5,980
Doubtful	1,076	-	-	-	1,379	2,455
TOTALS	$83,631	$167,565	$36,323	$23,983	$24,423	$335,925

Retail Loan Portfolio: Credit risk profiles based on delinquency status classification	Consumer Loans	Single-Family Residential**	All Other Retail Loans	Retail Loan Totals
Performing	$11,610	$192,808	$23,131	$227,549
Nonperforming*	11	3,541	133	3,685
TOTALS	$11,621	$196,349	$23,264	$231,234

*Loans are classified as nonperforming loans and are automatically placed on nonaccrual status once they reach 90 days past due. For purposes of this table all loans graded substandard or below are including in nonperforming.
**Single-family residential loans includes primary liens, closed-end secondary liens, residential construction loans, and home equity lines of credit.

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

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

          The following table summarizes the allocation in the allowance for loan losses by loan segment for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

December 31, 2013	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Beginning Balance	$7,528	$1,109	$172	$8,809
Less: Charge-offs	222	27	49	298
Add: Recoveries	53	2	29	84
Add: Provisions	-	-	-	-
Ending Balance	$7,359	$1,084	$152	$8,595

December 31, 2012	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Beginning Balance	$6,895	$2,113	$192	$9,200
Less: Charge-offs	1,690	176	19	1,885
Add: Recoveries	364	2	8	374
Add: Provisions	1,959	(830)	(9)	1,120
Ending Balance	$7,528	$1,109	$172	$8,809

December 31, 2011	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Beginning Balance	$7,011	$2,001	$408	$9,420
Less: Charge-offs	3,353	52	147	3,552
Add: Recoveries	103	-	104	207
Add: Provisions	3,134	164	(173)	3,125
Ending Balance	$6,895	$2,113	$192	$9,200

The following tables detail the amount of the ALLL allocated to each portfolio segment as of December 31, 2013, 2012 and 2011, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

December 31, 2013	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Loans individually evaluated for impairment	$342	$118	$11	$471
Loans collectively evaluated for impairment	7,017	966	141	8,124
Ending Balance	$7,359	$1,084	$152	$8,595

December 31, 2012	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Loans individually evaluated for impairment	$221	$82	$-	$303
Loans collectively evaluated for impairment	7,307	1,027	172	8,506
Ending Balance	$7,528	$1,109	$172	$8,809

December 31, 2011	Commercial	Residential Real Estate	Consumer and Other Retail	Totals
Loans individually evaluated for impairment	$1,111	$131	$-	$1,242
Loans collectively evaluated for impairment	5,784	1,982	192	7,958
Ending Balance	$6,895	$2,113	$192	$9,200

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

NOTE 7 – PREMISES AND EQUIPMENT

          The following table presents the Corporation’s assets by category at December 31, 2013 and 2012 (dollars in thousands):

	2013	2012

Land	$8,223	$9,003
Premises	22,765	22,717
Furniture and equipment	9,367	9,401
Leasehold improvements	1,095	1,319
	41,450	42,440
Less allowance for depreciation and amortization	(16,582)	(16,023)
	$24,868	$26,417

NOTE 8 – RELATED PARTY TRANSACTIONS

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

NOTE 9 – LEASES

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

Year	Lease Payments
2014	$336
2015	347
2016	320
2017	290
2018	290
Thereafter	3,942
Total	$5,525

NOTE 10 – FEDERAL AND STATE INCOME TAXES

          The following table presents components of income tax expense attributable to continuing operations for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012
	Restated	Restated	2011
Current	$915	$2,256	$1,960
Deferred	1,785	784	(1,216)
Total provision for income taxes	2,700	3,040	744

	2013	2012
Deferred Tax Effects of Principal Temporary Differences	Restated	Restated	2011
Allowance for possible loan losses	$3,309	$3,392	$3,519
Deferred compensation	2,516	2,420	2,234
Write down of other real estate	314	1,152	1,621
Deferred gain on OREO sale	188	202	-
Amortization of core deposit intangible	(272)	423	575
Recognition of nonaccrual loan income	111	152	66
Unrealized gains (losses) on available-for-sale securities	6,613	(2,212)	(1,892)
Post retirement benefit obligation	890	2,857	1,643
Accelerated depreciation	(822)	(630)	(562)
Amortization of goodwill	(2,591)	(2,376)	(2,152)
Alternative Minimum Tax	-	402	422
Dividend Income - F&M West	(372)	(219)	(241)
Prepaid Expenses	(178)	(185)	-
Other	240	(370)	(360)
Net deferred tax asset	$9,946	$5,008	$4,872

Reconciliation of Total Income Taxes Reported with the Amount of Income Taxes Computed at the Federal Statutory Rate (34% Each Year)

	2013	2012
	Restated	Restated	2011
Tax expense at statutory rate	$4,191	$4,236	$2,632
Increase (decrease) in taxes resulting from:
Tax exempt interest	(1,144)	(1,275)	(1,533)
Nondeductible interest expense	18	29	45
Employee benefits	(196)	(240)	(244)
Other nondeductible expenses
(nontaxable income) - net	11	32	55
State income taxes net of federal tax benefit	-	41	(40)

Dividend income exclusion	-	(1)	(52)
Other	(180)	218	(119)
Total provision for income taxes	$2,700	$3,040	$745

Effective tax rate	21.9%	24.4%	9.6%

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

NOTE 11 – BORROWED FUNDS

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

Short-term borrowings included the following at December 31 (dollars in thousands):

	2013	2012

Securities sold under repurchase agreements	$18,095	$17,068

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

NOTE 12 – SIGNIFICANT ESTIMATES, COMMITMENTS AND CONTINGENCIES

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

Mortgage loans in the process of origination represent amounts that the Corporation plans to fund within a normal period of 30 to 90 days, and which are intended for sale to investors in the secondary market. Total mortgage loans in process of origination were $407and $9,488, at December 31, 2013 and 2012, respectively. Total mortgage loans held for sale amounted to $327 and $2,456, at December 31, 2013 and 2012, respectively.

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

NOTE 13 – REGULATORY MATTERS

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

(Dollars in Thousands)	Actual (Restated)		For Minimum Capital Adequacy Purposes (Restated)		For Minimum Regulatory Compliance Purposes (Restated)
As of December 31, 2013 (Restated)	Amount	Ratio	Amount	Ratio > or =	Amount	Ratio > or =
Total Capital (to Risk Weighted Assets) Consolidated	$111,807	15.5%	$57,525	8.0%	$-	-
Bank	108,923	15.1%	57,642	8.0%	72,052	10.0%
Tier I Capital (to Risk Weighted Assets) Consolidated	103,212	14.4%	28,763	4.0%	-	-
Bank	100,328	13.9%	28,821	4.0%	43,231	6.0%
Tier I Capital (to Average Assets) Consolidated	103,212	9.5%	43,320	4.0%	-	-
Bank	100,328	9.3%	43,320	4.0%	54,150	5.0%
As of December 31, 2012 (Restated)
Total Capital (to Risk Weighted Assets) Consolidated	$110,624	15.8%	$55,987	8.0%	$-	-
Bank	107,782	15.5%	55,630	8.0%	69,537	10.0%
Tier I Capital (to Risk Weighted Assets) Consolidated	101,944	14.6%	27,993	4.0%	-	-
Bank	99,102	14.3%	27,815	4.0%	41,722	6.0%
Tier I Capital (to Average Assets) Consolidated	101,944	9.7%	42,101	4.0%	-	-
Bank	99,102	9.4%	42,101	4.0%	52,626	5.0%

The Corporation is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2013, approximately $16,553 of retained earnings were available for dividend declaration without prior approval.

NOTE 14 – FAIR VALUE MEASUREMENT

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

Unobservable (Level 3) Inputs

          The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements as of December 31, 2013 and 2012 (dollars in thousands):

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

          The following tables present estimated fair values of the Corporation’s financial instruments as of December 31, 2013 and 2012, and indicate the levels within the fair value hierarchy of the valuation techniques (dollars in thousands):

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

NOTE 15 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

          The following table presents unaudited quarterly interim financial information for the Corporation for the years ended December 31, 2013 and 2012 (dollars in thousands):

				Fourth
2013 (Restated)	First Quarter	Second Quarter	Third Quarter	Quarter (Restated)	Total (Restated)
Interest income	$9,223	$9,523	$9,328	$9,287	$37,361
Interest expense	834	751	679	643	2,907
Net interest income	8,389	8,772	8,649	8,644	34,454
Provision for possible loan losses, net	-	-	-	-	-
Noninterest income	3,329	2,620	2,509	2,658	11,116
Noninterest expenses	8,105	8,165	8,322	8,667	33,259
Income before income taxes	3,613	3,227	2,836	2,635	12,311
Income taxes	557	842	779	522	2,700
Net income	$3,056	$2,385	$2,057	$2,113	$9,611
Basic earnings per share	0.59	0.46	0.40	0.42	1.88
Weighted average shares outstanding per quarter	5,178,759	5,133,051	5,086,469	5,046,833	5,110,849

				Fourth
2012 (Restated)	First Quarter	Second Quarter	Third Quarter	Quarter (Restated)	Total (Restated)
Interest income	$9,065	$9,095	$9,114	$9,110	$36,384
Interest expense	1,071	979	917	874	3,841
Net interest income	7,994	8,116	8,197	8,236	32,543
Provision for possible loan losses, net	600	520	-	-	1,120
Noninterest income	3,379	3,360	2,276	2,616	11,631
Noninterest expenses	7,754	8,424	8,145	6,287	30,610
Income before income taxes	3,019	2,532	2,328	4,565	12,444
Income taxes	690	451	373	1,526	3,040
Net income	$2,329	$2,081	$1,955	$3,039	$9,404
Basic earnings per share	0.44	0.39	0.37	0.57	1.77
Weighted average shares outstanding per quarter	5,330,000	5,330,000	5,328,002	5,332,893	5,315,634

NOTE 16 – DEPOSITS

          The Bank does not have any foreign offices and all deposits are serviced in its 16 domestic offices. Maturities of time deposits of $100 or more at December 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012

Under 3 months	$31,514	$28,504
3 to 12 months	$63,429	64,639
Over 12 months	$27,834	27,018

Total	$122,777	$120,161

The following table presents maturities of interest-bearing time deposits as of December 31, 2013:

2014	$185,687
2015	$25,422
2016	$14,712
2017	$7,120
2018	$5,893
Thereafter	$-
Total	$238,834

NOTE 17 – CONDENSED FINANCIAL INFORMATION OF THE CORPORATION

          The following tables present the condensed balance sheets, statements of income, comprehensive income, and cash flows of the Corporation as of December 31, 2013 and 2012 (dollars in thousands):

CONDENSED BALANCE SHEETS

	As of December 31,
	2013 Restated	2012 Restated
Cash	$23	$61
Investment in bank subsidiary	101,226	109,859
Investment in credit life insurance company	54	54
Investment in other securities	17	17
Dividends receivable from bank subsidiary	2,058	1,917
Cash surrender value - life insurance	4,409	4,395
Total assets	$107,787	$116,303
Liabilities
Accrued liabilities	$1,820	$1,686
Dividends payable	1,858	1,917
Total liabilities	3,678	3,603
Shareholders’ equity
Common stock - $10 par value, 8,000,000 shares authorized; 5,021,012 and 5,180,000 shares issued and outstanding, as of December 31, 2013 and December 31, 2012, respectively	50,210	51,800
Retained earnings	62,900	59,162
Accumulated other comprehensive income (loss)	(9,001)	1,738
Total shareholders’ equity	104,109	112,700
Total liabilities and shareholders’ equity	$107,787	$116,303

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2013 Restated	2012 Restated	2011
Operating income
Dividends from bank subsidiary	$7,663	$7,289	$6,974
Other dividend income	15	18	15
Other	65	135	130
Operating expenses	(238)	(218)	(199)
Income before equity in undistributed net income of bank subsidiary	7,505	7,224	6,920
Equity in undistributed net income of bank subsidiary	2,106	2,180	76
Net Income	$9,611	$9,404	$6,996

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013 Restated	2012 Restated	2011
Net Income for common shareholders	$9,611	$9,404	$6,996
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of ($8,507), $1,204, and $2,960	(13,589)	1,923	4,728
Reclassification adjustment for realized gains included in net income, net of taxes of ($319), ($883), and ($561), respectively	(510)	(1,411)	(897)
Change in unfunded portion of postretirement benefit obligations, net of tax of $2,102, ($1,243) and $1,214, respectively	3,360	(1,982)	1,940
Other Comprehensive Income (Loss)	(10,739)	(1,470)	5,771
Total Comprehensive Income (Loss)	$(1,128)	$7,934	$12,767

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013 Restated	2012 Restated	2011

Operating activities
Net income for the year	$9,611	$9,404	$6,996
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of bank subsidiary	(2,106)	(2,180)	(76)
Increase in cash surrender value of life insurance contracts	(65)	(135)	(130)
(Increase) decrease in other assets	(90)	56	(1,972)
Decrease in payables	84	127	126
Total adjustments	(2,177)	(2,132)	(2,052)
Net cash provided by operating activities	7,434	7,272	4,944
Investing activities
Purchase of single premium life insurance policy	-	(310)	-
Net cash used by investing activities	-	(310)	-
Financing activities
Payment to repurchase common stock	(3,722)	(3,400)	(3,011)
Cash dividends paid	(3,800)	(3,944)	(1,991)
Advance from subsidiary	50	-	-
Net cash used by financing activities	(7,472)	(7,344)	(5,002)
Decrease in cash	(38)	(382)	(58)
Cash at beginning of year	61	443	501
Cash at end of year	$23	$61	$443

 NOTE 18 – EMPLOYEE BENEFIT PLANS

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

NOTE 19 – POST RETIREMENT BENEFIT PLAN

          Effective July 1, 2013, the Corporation revised its retiree medical benefit plan for employees who were hired before March 27, 2007. Newly retiring employees will no longer be offered medical, dental or life insurance coverage. Instead, qualified retirees will receive a post retirement bonus. The Corporation will pay a post retirement bonus equal to $20,000 to employees (i) who were hired prior to March 20, 2007; (ii) who retire on or after July 1, 2013; (iii) who are at least age 59 ½ at the time of retirement; and (iv) who have at least twenty-five years of service to the Corporation as of retirement. The bonus will be paid in a lump sum cash payment (subject to applicable tax withholding requirements) within 60 days after the employee’s retirement, provided such retirement constitutes a “separation from service” under section 409A of the Internal Revenue Code. The Corporation still sponsors a defined benefit post-retirement health care plan for retirees who retired prior to July 1, 2007 which is a self-insured plan. Under this plan, premiums paid by retirees and spouses depend on date of retirement, age and coverage election.

          The change to the Corporation’s retiree medical benefit plan, as described above, resulted in a negative plan amendment of approximately $3.2 million, which contributed to a large decrease in the benefit obligation at the end of 2013. The additional decrease in the benefit obligation was the result of a change in actuarial assumptions related to claims expense applied in 2013, which resulted in a $2.0 million actuarial gain. The actuarial loss for 2012 is primarily due to a change in the discount rate assumption.

          The Corporation funding policy is to make the minimal annual contribution that is required by applicable regulations, plus such amounts as the Corporation may determine to be appropriate from time to time. The Corporation expects to contribute $145 to the plan in 2014.

          The following table provides further information about the plan (dollars in thousands):

	Post-Retirement Benefits
	2013 Restated	2012 Restated
Change in benefit obligation
Benefit obligation at beginning of year	$7,421	$4,572
Service cost	138	91
Interest cost	292	351
Plan participants’ contribution	-	106
Expected benefits paid	(266)	(314)
Negative plan amendment	(3,220)	-
Actuarial (gain) loss	(2,000)	3,225
Amendments and other changes	(52)	(610)
Benefit obligation at end of year	$2,313	$7,421
Change in fair value of assets
Fair value of plans assets at beginning of year	$-	$-
Employer contribution	266	208
Plan participants’ contributions	-	106
Benefits paid	(266)	(314)
Fair value of plan assets at end of year	$-	$-
Reconciliation of funded status
Projected benefit obligation, end of year	$(2,313)	$(7,421)
Fair value of assets, end of year	-	-
Funded status, end of year	$(2,313)	$(7,421)

          Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2013 Restated	2012
Unrecognized net actuarial (gain)/loss	$(2,490)	$2,920
Unrecognized prior service cost	(52)	-
	$(2,542)	$2,920

          Amounts recognized in statement of financial position are as follows:

	2013 Restated	2012 Restated
Current Liability	$183	$266
Noncurrent liability	2,130	7,155
Total	$2,313	$7,421

          A reconciliation of accumulated other comprehensive (income) loss is as follows:

	Post-Retirement Benefits
	2013 Restated	2012 Restated	2011
Accumulated other comprehensive (income) loss beginning of year	$2,920	$(305)	$(2,849)
Amortization of net actuarial gain (loss)	(190)	-	205
Negative plan amendment gain	(3,220)	-	-
Actuarial loss (gain) incurred in current year	(2,000)	3,225	2,339
Prior service cost established in current year	(52)	-	-
Other comprehensive (income) loss	(5,462)	3,225	2,544
Accumulated other comprehensive (income) loss (before tax effects)	$(2,542)	$2,920	$(305)

	Post-Retirement Benefits
Components of net periodic benefit cost:	2013	2012	2011
Service cost	$138	$91	$24
Interest cost	292	351	139
Recognized net actuarial (gain) loss	190	-	(205)
Net periodic benefit cost (income)	$620	$442	$(42)

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

          The following table gives the Health Care Cost Trend, which is applied to gross charges, net claims and retiree paid premiums to reflect the Corporation’s past practice and stated ongoing intention to maintain relatively constant cost sharing between the Corporation and retirees (dollars in thousands):

Health care trend rate	2013	2012
Initial
Pre-65	11%	11%
Post-65	7.50%	8%
Ultimate (pre and post-65	5.00%	5%
Years to ultimate
Pre-65	6	6
Post-65	5	6

          The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid, net of participant contributions (dollars in thousands):

FYE	Company Benefits
2014	$183
2015	167
2016	178
2017	169
2018	191
2019-2023	935
$1,823

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$ 29	$ (16)
Effect on postretirement benefit obligation	212	(109)

