Form 10-K
period 2014-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2015-03-05
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ___________________________ to

_______________________________________________

Commission file number  000-10972

First Farmers and Merchants Corporation

(Exact name of registrant as specified in its charter)

Tennessee	62-1148660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
816 South Garden Street
Columbia, Tennessee	38401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (931) 388-3145

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $10.00 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ]Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ]Yes [X] No

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ]Yes  [X]No

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was approximately $128,357,242 based on the reported price at which the common stock was last sold in a transaction known to the registrant.

As of March 2, 2015, the registrant had outstanding 4,900,576 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2014 (included as Exhibit 13) -- Part I and II of this Report.

Proxy Statement for 2015 Annual Shareholders’ Meeting to be held on April 21, 2015 -- Part III of this Report.

PART I

Item 1. Business.

Description of Business

First Farmers and Merchants Corporation (the “Corporation”) was incorporated on March 31, 1982 as a Tennessee corporation. As of December 31, 2014, the only direct subsidiary of the Corporation was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”). Management evaluates the financial condition of the Corporation in terms of the Bank’s operations within its service area in Middle Tennessee.

The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the general credit needs of small businesses in the Bank’s service area, competition among lenders, the level of interest rates and the availability of funds. The Bank’s loan portfolio is comprised of commercial, commercial and residential real estate, and retail installment loans, which primarily originate within the Bank’s service area. Deposits are the primary source of funds for the Bank. Such deposits consist of checking accounts, regular savings deposits, negotiable order of withdrawal accounts, money market accounts and market rate certificates of deposit. Deposits are solicited from individuals and businesses in the Bank’s service area, state and local entities and, to a lesser extent, United States government entities and other depository institutions. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank’s service area. In addition to lending and deposit activities, the Bank maintains a trust department which provides fiduciary and investment management services for individual and commercial clients. Account types include personal trusts, endowments, individual retirement accounts, pensions and custody. All of the Corporation’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.

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

For more information regarding the business of the Corporation and the Bank, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Corporation’s 2014 Annual Report to Shareholders (the “Annual Report to Shareholders”) attached as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

Availability of SEC Reports

The Corporation’s website is www.myfirstfarmers.com. The Corporation makes available free of charge on its website under the “Our Story - Investor Services” link the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website at  www.sec.gov that also contains reports, proxy and information statements and other information about the Corporation that are available free of charge. In addition, copies of our reports are available, without charge, by making a request through the “Contact Us” link on our website.

Regulation and Supervision

The following discussion sets forth certain material elements of the regulatory framework applicable to the Corporation and the Bank. This discussion is a brief summary of the regulatory environment in which the Corporation and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations. Regulation of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund and the banking system, and generally is not intended for the protection of shareholders. Changes in applicable laws,and their application by regulatory agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Corporation and its subsidiaries.

General

The Corporation and the Bank are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Corporation and the Bank are required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require. The Federal Reserve also conducts examinations of the Corporation and the Bank.

The Bank Holding Corporation Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

  it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the other bank holding company;

  it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

  it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

  it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anticompetitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed below in more detail.

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  the bank holding company has registered securities under Section 12 of the Exchange Act of 1934, as amended (“Exchange Act”); or

  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Corporation’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

The Bank is incorporated under the laws of the State of Tennessee and is subject to the applicable provisions of Tennessee banking laws and the laws of the various states in which it operates, as well as federal law. The Bank is subject to the supervision of the Tennessee Department of Financial Institutions (“TDFI”) and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act. As a member of the Federal Reserve System, the Bank is also subject to the supervision of the Federal Reserve.

Federal Reserve policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codifies this policy as a statutory requirement. This support may be required by the Federal Reserve at times when the Corporation might otherwise determine not to provide it. In addition, if a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

In addition, the Corporation is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws.

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new regulatory authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies, including financial institutions, with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued.

In January 2013, the CFPB issued final regulations governing mainly consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which is required by August 1, 2015.

The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are now able to enter new markets more freely.

Recently, the CFPB and banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” which has been delegated to the CFPB for supervision.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on the Corporation and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

Dividends

The Corporation is a legal entity that is separate and distinct from its subsidiaries. The primary source of funds for dividends paid to the Corporation’s shareholders are dividends paid to the Corporation by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the Corporation without regulatory approval. The Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (i) the total of the Bank's retained net income for that year, plus (ii) the Bank's retained net income for the preceding two years. The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company if its actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement, Supervisory Release 09-4, on the payment of cash dividends by bank holding companies, which outlines the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position, or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.

Capital

The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:

  makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations;

  takes off-balance sheet exposures into explicit account in assessing capital adequacy; and

  minimizes disincentives to holding liquid, low-risk assets.

Under the guidelines and related policies, banks and bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. “Total capital” is Tier 1 plus Tier 2 capital. These two tiers are:

  “Tier 1,” or core capital, that includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets; and

  “Tier 2,” or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

The Federal Reserve and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in Total capital cannot exceed 100% of an institution’s Tier 1 capital.

Under the risk-based capital guidelines existing prior to January 1, 2015, financial institutions were required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

Under the leverage guidelines existing prior to January 1, 2015, financial institutions are required to maintain a leverage ratio of at least 3%. The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.

New Capital Rules

On July 2, 2013, the Federal Reserve approved the final rule for BASEL III capital requirements for all bank holding companies charted in the United States and banks that are members of the Federal Reserve System. The rule implements in the United States certain of the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the new rule applicable to the Corporation and the Bank are:

  The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the United States banking system to deal with adverse economic conditions.

  The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0% which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%.

  The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

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

The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”

An institution is deemed to be:

  “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater (8% after January 1, 2015), a Tier 1 leverage ratio of 5% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

  “adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater (6% after January 1, 2015), generally, a Tier 1 leverage ratio of 4% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution;

  “under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

  “significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% (less than 4% after January 1, 2015), a Tier 1 leverage ratio that is less than 3%, and, after January 1, 2015, a common equity Tier 1 capital ratio that is less than 3%; and

  “critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2014, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would be “under-capitalized” after such payment. “Under-capitalized” institutions are subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.” “Significantly under-capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

“Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $0 of such brokered deposits at December 31, 2014.

Interstate Banking and Branching Legislation

Federal law allows banks to establish and operate a de novo branch in a state other than the bank’s home state if the law of the state where the branch is to be located would permit establishment of the branch if the bank were chartered by that state, subject to standard regulatory review and approval requirements. Federal law also allows the Bank to acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the FDIC and the TDFI approve the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state.

Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and subject to certain deposit market-share limitations.

FDIC Insurance

The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. For institutions like the Bank with less than $10 billion in assets, the amount of the assessment is based on its risk classification. The higher an institution’s risk classification, the higher its rate of assessments (on the assumption that such institutions pose a greater risk of loss to the DIF). An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. If the FDIC terminates an institution’s deposit insurance, accounts insured at the time of the termination, less withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

Affiliate Transactions

The Bank is subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Bank’s “affiliates” are the Corporation and its non-bank subsidiaries.

Regulation W and Section 23B prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2014, the Bank had an “outstanding” rating under the CRA.

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the“Patriot Act”), requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country. The Patriot Act also requires that financial institutions follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Consumer Privacy and Other Consumer Protection Laws

The Bank, like all other financial institutions, is required to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to:

  provide notice to customers regarding privacy policies and practices;

  inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and

  give customers an option to prevent disclosure of such information to non-affiliated third parties.

Under the Fair and Accurate Credit Transactions Act of 2003, the Bank’s customers may also opt out of information sharing between and among the Bank and its affiliates.

The Bank is also subject, in connection with its deposit, lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth-in-Savings Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act, the Flood Protection Act, the Bank Secrecy Act, laws and regulations governing unfair, deceptive, and/or abuse acts and practices, the Service members Civil Relief Act, the Housing and Economic Recovery Act, and the Credit Card Accountability Act, among others, as well as various state laws.

Incentive Compensation

In 2010, the Federal Reserve issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. If adopted, the proposed rules would require incentive-based compensation plans:

  to provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;

  be compatible with effective internal controls and risk management; and

  be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation’s ability to hire, retain and motivate its key employees.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 is applicable to all companies with equity or debt securities registered under the Exchange. In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) certification and related responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting Corporation; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting Corporation and its directors and executive officers; and

(v) civil and criminal penalties for violation of the securities laws.

Effect of Governmental Policies

The Corporation and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve, the FDIC, and the TDFI. An important function of the Federal Reserve is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. government and other securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) changes in the reserve requirements of depository institutions; and (iv) indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend money to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of the Corporation and the Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress and the Tennessee State Legislature and other state legislatures, and regulations occasionally are proposed by our regulatory agencies, any of which could affect our businesses, financial results, and financial condition. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the Corporation and the Bank may be affected.

Competition

The business of providing financial services is highly competitive. In addition to competing with other commercial banks in the Bank’s service area, the Bank competes with savings and loan associations, insurance companies, savings banks, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations, credit unions and other enterprises. None of these competitors are dominant in the entire area served by the Bank.

In the Tennessee markets it serves, the Bank offers a typical mix of interest-bearing transaction, savings and time deposit products as well as traditional non-interest bearing deposit accounts. The Bank’s primary market areas for these products are Davidson, Dickson, Giles, Hickman, Lawrence, Marshall, Maury and Williamson Counties in Tennessee.

Employees

The Corporation has no employees. The Bank had approximately 226 full-time employees and 18 part-time employees at December 31, 2014. Three of the Bank’s officers are also officers of the Corporation. Employee benefit programs provided by the Bank include a deferred profit-sharing plan, a cash bonus plan, lender production incentives, a salary continuation plan, long-term disability insurance, a deferred compensation plan, an executive split-dollar life insurance plan, a post-retirement medical benefits program, a Section 125 cafeteria plan, training programs, group life and accidental death insurance, health and dental insurance and paid vacations.

Item 1A. Risk Factors.

An investment in our common stock involves significant risks. The risks and uncertainties that management believes affect or could affect us are described below. This listing should not be considered as all-inclusive. You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K before you decide to invest in our common stock. References to “we,” “us,” and “our” in this section refer to the Corporation and the Bank, unless otherwise specified or unless the context otherwise requires.

Our business and credit quality may be adversely affected by conditions in the financial markets and economic markets.

In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, declining oil prices, on-going federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates in the State of Tennessee and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth; business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of Tennessee, the United States and worldwide have shown signs of improvement, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of the Bank’s loans and the Corporation’ business, financial condition and results of operations.

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

Our allowance for loan and lease losses may be insufficient, which could result in a reduction of net income and capital.

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

Our success and profitability depend on the general economic conditions in the specific local markets in Middle Tennessee where we do business. Local economic conditions have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. A significant decline in general economic conditions could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

It is possible that there will be continued changes to the banking and financial institutions regulatory conditions in the future. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.

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

We obtain a significant portion of our noninterest revenue through service fees on deposit accounts; therefore, legislation and regulations impacting service fees could reduce our fee income.

A significant portion of our noninterest revenue is derived from service fee income. One of the components of this service fee income is overdraft-related fees. Management anticipates that changes in banking regulations, and in particular the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will continue to have a significant adverse impact on our service fee income and overall results. Additionally, management anticipates that changes in customer behavior as well as increased competition from other financial institutions may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service fee income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Our common stock is not listed or traded on any established securities market and there are no plans to seek to list our common stock on any recognized exchange. Accordingly, our common stock has substantially less daily trading volume than the average securities listed on any national securities exchange. Most transactions in our common stock are privately negotiated trades, and the shares are very thinly traded. There is no dealer for our stock and no “market maker.” These factors can reduce the marketability of our shares and the lack of a liquid market can produce downward pressure on our stock price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2014, the Bank maintained a main office in Columbia, Tennessee, 18 other offices and 33 separate automatic teller or cash dispensing machine locations. In addition to the main office in Columbia, the Bank’s 18 other offices are located in the following locations throughout Middle Tennessee:

City	County	Offices
Bon Aqua	Hickman	1
Centerville	Hickman	1
Columbia	Maury	4
Franklin	Williamson	2
Nashville	Davidson	1
Lawrenceburg	Lawrence	2
Lewisburg	Marshall	1
Loretto	Lawrence	1
Mt. Pleasant	Maury	1
Pulaski	Giles	1
Spring Hill	Maury	2
White Bluff	Dickson	1
	Total:	18

The Bank’s offices located at 1501 S. James Campbell Boulevard, Columbia, Tennessee and 4013 Hillsboro Circle, Nashville, Tennessee are located on property that is leased and the Bank also leases space in a Kroger store in Columbia. The Bank provides only automatic teller machine services at the following locations:

2223 Carmack Blvd. (Quik Mart/Shell)	Columbia, TN
312 East James Campbell Blvd. (Quik Mart/Shell)	Columbia, TN
1120 Hampshire Pike (Quik Mart/Shell)	Columbia, TN
1517 Hampshire Pike (Quik Mart/Shell)	Columbia, TN
1224 Trotwood Ave. (Maury Regional)	Columbia, TN
147 Bear Creek Pike (Farm Bureau)	Columbia, TN
2577 Nashville Highway (Quik Mart/Shell)	Columbia, TN
5414 Main Street (Quik Mart/Shell)	Spring Hill, TN
9170 New Lawrenceburg Highway (Quik Mart/Shell)	Mt. Pleasant, TN
121 2nd Ave. South (Downtown)	Lewisburg, TN
1748 Mooresville Rd (Marshall Plaza)	Lewisburg, TN
800 North Ellington Parkway (Quik Mart/Shell)	Lewisburg, TN
710 East Gaines St. (Quik Mart/Shell)	Lawrenceburg, TN
2100 North Locust Ave. (Quik Mart/Shell)	Lawrenceburg, TN
215 South Military St. (Quik Mart/Shell)	Loretto, TN

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities.

A discussion of the Corporation’s common stock and related shareholder matters is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference. There were no sales of unregistered securities of the Corporation during the 12 months ended December 31, 2014.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the year ended December 31, 2014:

CORPORATION'S PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number (or
	Total		Shares Purchased as	Approximate Dollar Value)
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased *	per Share	Programs	or Programs

January 1 – March 31,
2014	39,013	$25.00	-	$-
April 1 – June 30, 2014	45,182	$26.00	-	$-

July 1 – September 30,
2014	24,957	$26.00	-	$-
October 1 - December 31,
2014	11,284	$26.50	-	$-
Total	120,436	$25.72	-	$-

*Purchased through negotiated transactions with several third-party sellers.

Item 6. Selected Financial Data.

The selected financial data is included in the Annual Report to Shareholders under the caption “Selected Financial Information” attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Corporation and the Bank as of December 31, 2014 related to the investment debt and equity securities held by the Corporation and the Bank is set forth in Note 3 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference. A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 4 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in theAnnual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference. A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Corporation and the

Bank is set forth in the section entitled “Liquidity and Capital Resources– Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Corporation with the participation of its management, including the Corporation’s Chief Executive Officer and Treasurer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

Based upon that evaluation and as of the end of the period covered by this report, the Corporation’s Chief Executive Officer and acting Treasurer (principal financial officer) concluded that the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report. BKD, LLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2014, along with management’s report, are included with the Consolidated Financial Statements in the Annual Report to Shareholders under the captions “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” each of which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the period ended December 31, 2014, management has been actively engaged in implementing a detailed plan and timetable to remediate a material weakness over financial reporting originally identified during the period ended December 31, 2012. Remediation efforts began in 2013 and included the following: expansion of the review process for significant transactions to ensure that all such transactions are identified and recorded properly, quarterly meetings by the Accounting Management committee to identify new accounting pronouncements and developments and determine the appropriate application to the Company’s financial reporting, and the Accounting Department’s maintenance of a monthly close log to serve as a transcript of the close process. At the end of 2013, management hired a certified public accountant as Controller who has several years of accounting and financial reporting experience. The Controller has enabled the Corporation to establish an additional layer of review over recording transactions in the general ledger, as well as review of the Corporation’s financial reporting and internal control structure. During 2014, the Controller became fully acclimated in the affairs of the Corporation and functioned at a level that demonstrated a sufficient and adequate review over recording complex accounting transactions. Management believes that efforts have effectively remediated the material weakness. There are no other changes in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Corporation’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance – Committees of the Board of Directors,” “Corporate Governance – Code of Ethics,” and “General Information – Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

(3) Exhibits:

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Third Amended and Restated Bylaws

4	Speciman Stock Certificate (1)

10.1	Profit Sharing Plan. (2)*

10.2	First Amendment to Profit Sharing Plan. (2)*

10.3	Second Amendment to Profit Sharing Plan. (2)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (2)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (3)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (3)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(4)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (4)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (4)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (4)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (4)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (4)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (4)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

13	Annual Report to Shareholders.

21	List of Subsidiaries. (5)

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for each of the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for each of the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(5)             Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 5, 2014 (File No. 000-10972).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION

By /s/ T. Randy Stevens
T. Randy Stevens
Chairman and Chief Executive Officer
Date: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JONATHAN M. EDWARDS	Director	3/5/2015
Jonathan M. Edwards
/s/ JILL A. GILES	Controller	3/5/2015
Jill A. Giles
/s/ THOMAS NAPIER GORDON	Director	3/5/2015
Thomas Napier Gordon
/s/ DALTON M. MOUNGER	Director	3/5/2015
Dalton M. Mounger
/s/ TIMOTHY E. PETTUS	Director	3/5/2015
Timothy E. Pettus
/s/ PATRICK J. RILEY	Director	3/5/2015
Patrick J. Riley
/s/ MATTHEW M. SCOGGINS, JR.	Director	3/5/2015
Matthew M. Scoggins, Jr.
Director, Chairman and Chief
	Executive Officer	3/5/2015
/s/ T. RANDY STEVENS	(Principal Executive Officer)
T. Randy Stevens
/s/ BRIAN K. WILLIAMS	Acting Treasurer and Chief Financial Officer	3/5/2015

Brian K. Williams
/s/ DAVID S. WILLIAMS	Director	3/5/2015
David S. Williams

EXHIBIT INDEX

FIRST FARMERS AND MERCHANTS CORPORATION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Third Amended and Restated Bylaws

4	Speciman Stock Certificate (1)

10.1	Profit Sharing Plan. (2)*

10.2	First Amendment to Profit Sharing Plan. (2)*

10.3	Second Amendment to Profit Sharing Plan. (2)*

10.4	Executive Salary Continuation Agreement by and between First Farmers and Merchants National Bank and Waymon L. Hickman, dated as of December 1, 1992. (2)*

10.5	Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Corporation’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (3)*

10.6	Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Corporation’s Chief Administrative Officer, dated as of January 29, 2007. (3)*

10.7	Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement.(4)*

10.8	First Amendment to the First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.9	Form of First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement. (4)*

10.10	First Amendment to the First Farmers and Merchants Bank Director Deferred Compensation Agreement with Thomas Randall Stevens, dated as of January 5, 2007. (4)*

10.11	First Amendment to the First Farmers and Merchants Bank Amended and Restated Director Deferred Compensation Agreement with John P. Tomlinson, III, dated as of December 18, 2007. (4)*

10.12	Form of First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.13	Form of Amendment to the First Farmers and Merchants National Bank Director Split Dollar Agreement. (4)*

10.14	First Farmers & Merchants Bank Group Term Carve-Out Plan, dated as of March 27, 2007. (4)*

10.15	First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.16	Amendment to the First Farmers and Merchants National Bank Group Term Carve-Out Plan, dated as of July 23, 2002. (4)*

10.17	First Farmers & Merchants Bank Life Insurance Endorsement Method Split Dollar Plan Agreement, dated as of January 7, 2008. (4)*

10.18	Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (4)*

10.19	Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (4)*

10.20	First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.21	First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

13	Annual Report to Shareholders.

21	List of Subsidiaries. (5)

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

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for each of the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for each of the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*                 Indicates a compensatory plan or arrangement

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

(5)             Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 5, 2014 (File No. 000-10972).

