Form 10-Q
period 2015-03-31
FIRST FARMERS & MERCHANTS CORP
filed 2015-05-11
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

☐ Yes ☒ No

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

As of May 5, 2015, the registrant had 4,857,751 shares of common stock outstanding.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2015	2014
	(dollars in thousands, except per share data)	(unaudited)
ASSETS	Cash and due from banks	$19,375	$18,511
	Interest-bearing deposits	16,513	10,086
	Federal funds sold	-	1,700
	Total cash and cash equivalents	35,888	30,297
	Securities:
	Available-for-sale	422,348	397,886
	Held-to-maturity (fair market value $18,111 and $22,263 as of March 31, 2015 and December 31, 2014, respectively)	17,966	21,985
	Total securities	440,314	419,871
	Loans, net of deferred fees	675,015	652,052
	Allowance for loan and lease losses	(7,944)	(7,934)
	Net loans	667,071	644,118
	Bank premises and equipment, net	25,781	25,773
	Other real estate owned	-	5
	Bank owned life insurance	26,249	26,176
	Goodwill	9,018	9,018
	Deferred tax asset	3,091	5,097
	Other assets	11,875	10,640
	TOTAL ASSETS	$1,219,287	$1,170,995

LIABILITIES	Deposits
	Noninterest-bearing	$226,335	$204,358
	Interest-bearing	837,487	815,597
	Total deposits	1,063,822	1,019,955
	Securities sold under agreements to repurchase	24,830	22,834
	Accounts payable and accrued liabilities	12,091	13,622
	TOTAL LIABILITIES	1,100,743	1,056,411
SHAREHOLDERS’ EQUITY	Common stock - $10 par value per share, 8,000,000 shares authorized; 4,857,751 and 4,900,576 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	48,578	49,006
	Retained earnings	69,519	67,609
	Accumulated other comprehensive income (loss)	352	(2,126)
	TOTAL SHAREHOLDERS’ EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	118,449	114,489
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS’ EQUITY	118,544	114,584
	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,219,287	$1,170,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

		Three months ended March 31,
	(dollars in thousands, except per share data)	2015	2014
INTEREST AND DIVIDEND	Interest and fees on loans	$7,168	$6,936
INCOME	Income on investment securities
	Taxable interest	1,471	1,354
	Exempt from federal income tax	609	679
	Dividends	55	73
	Total interest income	9,303	9,042
INTEREST EXPENSE	Interest on deposits	542	604
	Interest on other borrowings	23	16
	Total interest expense	565	620
	Net interest income	8,738	8,422
	Provision for loan and lease losses	-	-
	Net interest income after provision	8,738	8,422
NONINTEREST INCOME	Gain on loans sold	33	36
	Trust department income	652	670
	Service fees on deposit accounts	1,560	1,520
	Brokerage fees	145	104
	Earnings on bank owned life insurance	73	111
	Gains on sales of available-for-sale securities	270	45
	Gains on sales of foreclosed property	17	6
	Other noninterest income	135	159
	Total noninterest income	2,885	2,651
NONINTEREST EXPENSE	Salaries and employee benefits	4,641	4,521
	Net occupancy expense	521	467
	Depreciation expense	372	360
	Data processing expense	601	588
	Legal and professional fees	351	228
	Stationery and office supplies	86	70
	Advertising and promotions	282	328
	FDIC insurance premium expense	150	129
	Other real estate expense	-	7
	Other noninterest expense	1,026	1,400
	Total noninterest expenses	8,030	8,098

	Income before provision for income taxes	3,593	2,975
	Provision for income taxes	976	713

	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,617	2,262
	Noncontrolling interest-dividends on preferred stock subsidiary	-	-
	Net income for common shareholders	$2,617	$2,262

	Weighted average shares outstanding	4,897,245	5,017,789
	Earnings per share	$0.53	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(dollars in thousands)	March 31,
(unaudited)	2015	2014

Net income	$2,617	$2,262
Comprehensive income
Unrealized appreciation on available-for-sale securities, net of taxes of $1,654 and $1,897 for 2015 and 2014, respectively	2,644	3,030
Reclassification adjustment for realized gain included in net income, net of tax benefit of ($104) and ($17), for 2015 and 2014, respectively	(166)	(28)
Change in unfunded portion of postretirement benefit obligations, net of taxes of $0 and $18, for 2015 and 2014, respectively	-	29
Other comprehensive income	2,478	3,031

Comprehensive income	5,095	5,293
Less: comprehensive income attributable to the noncontrolling interest	-	-
Total comprehensive income	$5,095	$5,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

		Three months ended March 31,
	(Dollars in thousands)	2015	2014
OPERATING	Net income available for common shareholders	$2,617	$2,262
ACTIVITIES	Adjustments to reconcile net income to net cash provided by (used in) operating activities
	Provision for depreciation and amortization of premises and equipment	372	360
	Deferred income tax	456	(67)
	Net securities gains	(270)	(45)
	Gains on loans sold	(33)	(36)
	Proceeds from sale of mortgage loans held for sale	1,357	1,217
	Funding of mortgage loans held for sale	(1,706)	(1,109)
	Gains on other real estate owned	(17)	(6)
	Amortization of investment security premiums, net of accretion of discounts	269	247
	Increase in cash surrender value of life insurance contracts	(73)	(111)
	Changes in:
	Other assets	(853)	(311)
	Other liabilities	282	1,124
	Net cash provided by operating activities	2,401	3,525
INVESTING	Proceeds from sales of available-for-sale securities	26,440	754
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	5,753	8,514
	Proceeds from maturities and calls of held-to-maturity securities	4,025	925
	Purchases of investment securities available-for-sale	(52,632)	(14,376)
	Net decrease in loans	(22,953)	(13,665)
	Proceeds from sales of other real estate owned	22	376
	Purchases of premises and equipment	(380)	(259)
	Purchase of life insurance policy	-	(175)
	Net cash used in investing activities	(39,725)	(17,906)
FINANCING	Net increase in deposits	43,867	28,837
ACTIVITIES	Net increase in securities sold under agreements to repurchase	1,996	1,965
	Repurchase of common stock	(1,135)	(976)
	Cash dividends paid on common stock	(1,813)	(1,858)
	Net cash provided by financing activities	42,915	27,968
	Increase in cash and cash equivalents	5,591	13,587
	Cash and cash equivalents at beginning of period	30,297	55,408
	Cash and cash equivalents at end of period	$35,888	$68,995
	Supplemental disclosures of cash flow information
	Cash paid during the period for:
	Interest paid	$638	$693
	Income taxes paid	310	137

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – First Farmers and Merchants Corporation (the “Corporation”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”).  The Bank is primarily engaged in providing a full range of banking and financial services, including lending, investing of funds, obtaining deposits, trust and wealth management operations, and other financing activities to individual and corporate customers in the Middle Tennessee area.  The Bank is subject to competition from other financial institutions.  The Corporation and Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Presentation –  The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and Regulation S-X and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Corporation’s Annual Report on Form 10-K.  Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information in this regard.  The consolidated balance sheet of the Corporation as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Corporation as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management of the Corporation, necessary to fairly present the financial position, results of operations and cash flows of the Corporation.  Those adjustments consist only of normal recurring adjustments.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan and lease losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio, including other-than-temporary impairment.  These financial statements should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no significant changes to the Corporation’s significant accounting policies as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

In May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Reclassifications:  Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year presentation.  These reclassifications had no effect on net income.

NOTE 2 – EARNINGS PER SHARE

Income per common share – Basic income per common share (earnings per share, or EPS) is computed by dividing net income (dollars in thousands) by the weighted average common shares outstanding for the period.  The following is a summary of the basic net income per share calculation for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31
	2015	2014
Numerator - Net income available to common shareholders	$2,617	$2,262
Denominator - Weighted average common shares outstanding	4,897,245	5,017,789

Basic net income per common share available to common shareholders	$0.53	$0.45

NOTE 3 – RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Amounts reclassified from AOCI Three months ended
	March 31, 2015	March 31, 2014	Affected line item in the Statements of Income

Unrealized gains on available-for-sale securities
	$270	$45	Realized gain on sale of available-for-sale securities
	(104)	(17)	Tax expense
	$166	$28	Net reclassified amount

Amortization of defined benefit pension items
	-	(47)	Total reclassified amount before tax
	-	18	Tax benefit
	-	(29)	Net reclassified amount

Total reclassifications out of AOCI	$166	$(1)

The components of AOCI included in shareholder’s equity are as follows (dollars in thousands):

	March 31, 2015	December 31, 2014

Net unrealized losses on available-for-sale securities	$(1,489)	$(5,517)
Net actuarial gain on unfunded portion of postretirement benefit obligation	2,062	2,062
	573	(3,455)
Income tax - expense (benefit)	(221)	1,329
Accumulated other comprehensive income (loss)	$352	$(2,126)

NOTE 4 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received in a sale of that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  Fair value measurement must maximize the use of observable inputs and minimize the use of unobservable inputs.  In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, market consensus, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

Assets measured at fair value on a recurring basis as of March 31, 2015
Available-for-sale securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$186,719	$-	$186,719
U.S. government sponsored agency mortgage backed securities	-	153,750	-	153,750
States and political subdivisions	-	60,931	-	60,931
Corporate bonds	-	20,948	-	20,948
Total assets at fair value	$-	$422,348	$-	$422,348

Assets measured at fair value on a recurring basis as of December 31, 2014
Available-for-sale securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$159,254	$-	$159,254
U.S. government sponsored agency mortgage backed securities	-	167,970	-	167,970
States and political subdivisions	-	52,882	-	52,882
Corporate bonds	-	17,780	-	17,780
Total assets at fair value	$-	$397,886	$-	$397,886

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There were no significant changes in the valuation techniques during the three months ended March 31, 2015.

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

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014, by the level within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$9,325	$9,325

December 31, 2014	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$9,403	$9,403

Impaired Loans

The estimated fair value of impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.   Impaired loans are classified within Level 3 of the fair value hierarchy.

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.  Fair value adjustments for impaired loans for each of the three months ended March 31, 2015 and 2014 were $102 and $1,104, respectively, and $287 for the year ended December 31, 2014.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements
	Fair value at March 31, 2015	Valuation technique(s)	Unobservable input	Range (weighted average)
Impaired loans	$9,325	Discounted appraisals(1)	Appraisal adjustments(2)	11% to 97% (27%)(3)

	Quantitative information about Level 3 Fair Value Measurements
	Fair value at December 31, 2014	Valuation technique(s)	Unobservable input	Range (weighted average)
Impaired loans	$9,403	Discounted appraisals(1)	Appraisal adjustments(2)	14% to 76% (26%)(3)

(1) Fair value is generally based on appraisals of the underlying collateral.

(2) Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

(3) Ranges presented as a percentage of the non-discounted appraisals.

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

Securities available-for-sale – The carrying amount approximates fair value.

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

The following table presents estimated fair values of the Corporation’s financial instruments as of March 31, 2015 and December 31, 2014, and indicates the level within the fair value hierarchy of the valuation techniques (dollars in thousands):

		Fair value measurements at March 31, 2015 using
March 31, 2015	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and due from banks	$19,375	$19,375	$-	$-
Interest-bearing deposits in other banks	16,513	16,513	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	422,348	-	422,348	-
Securities held-to-maturity	17,966	-	18,111	-
Loans held for sale	736	-	736	-
Loans, net	667,071	-	-	675,762
Accrued interest receivable	5,092	-	5,092	-
Financial liabilities
Noninterest-bearing deposits	226,335	226,335	-	-
Interest bearing deposits	837,487	-	837,807	-
Repurchase agreements	24,830	-	24,830	-
Accrued interest payable	540	-	540	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit	-	-	-	-

		Fair value measurements at December 31, 2014 using
December 31, 2014	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and due from banks	$18,511	$18,511	$-	$-
Interest-bearing deposits in other banks	10,086	10,086	-	-
Federal funds sold	1,700	1,700	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	397,886	-	397,886	-
Securities held-to-maturity	21,985	-	22,263	-
Loans held for sale	354	-	354	-
Loans, net	644,118	-	-	650,770
Accrued interest receivable	4,337	-	4,337	-
Financial liabilities
Noninterest-bearing deposits	204,358	204,358	-	-
Interest bearing deposits	815,597	-	816,022	-
Repurchase agreements	22,834	-	22,834	-
Accrued interest payable	613	-	613	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit	-	-	-	-

NOTE 5 – SECURITIES

The amortized cost and estimated fair value of securities at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Amortized	Gross unrealized		Fair
March 31, 2015	cost	Gains	Losses	value
Available-for-sale securities
U.S. government agencies	$187,210	$598	$1,089	$186,719
U.S. government sponsored agency mortgage backed securities	156,241	77	2,568	153,750
States and political subdivisions	59,575	1,586	230	60,931
Corporate bonds	20,811	152	15	20,948
	$423,837	$2,413	$3,902	$422,348

Held-to-maturity securities
States and political subdivisions	$17,966	$145	$-	$18,111

	Amortized	Gross unrealized		Fair
December 31, 2014	cost	Gains	Losses	value
Available-for-sale securities
U.S. government agencies	$162,289	$50	$3,085	$159,254
U.S. government sponsored agency mortgage backed securities	172,035	64	4,129	167,970
States and political subdivisions	51,374	1,658	150	52,882
Corporate bonds	17,705	129	54	17,780
	$403,403	$1,901	$7,418	$397,886

Held-to-maturity securities
States and political subdivisions	$21,985	$278	$-	$22,263

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2015 and December 31, 2014 was $250,161 and $326,013, respectively, which was 57% and 78%, respectively, of the Corporation’s aggregate available-for-sale and held-to-maturity investment portfolio.  The Corporation evaluates its investment portfolio on a quarterly basis for impairment.  The analysis performed as of March 31, 2015 and December 31, 2014 indicated that all impairment was considered temporary and market driven primarily as a result of fluctuations in market interest rates and were not credit-related.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of security	value	losses	value	losses	value	losses
U.S. government agencies	$28,431	$81	$60,170	$1,008	$88,601	$1,089
U.S. government sponsored agency mortgage backed securities	42,115	184	97,927	2,384	140,042	2,568
States and political subdivisions	17,018	230	-	-	17,018	230
Corporate bonds	2,860	4	1,640	11	4,500	15
	$90,424	$499	$159,737	$3,403	$250,161	$3,902

December 31, 2014	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of security	value	losses	value	losses	value	losses
U.S. government agencies	$46,977	$219	$104,815	$2,866	$151,792	$3,085
U.S. government sponsored agency mortgage backed securities	21,339	77	128,935	4,052	150,274	4,129
States and political subdivisions	14,539	142	1,418	8	15,957	150
Corporate bonds	4,783	17	3,207	37	7,990	54
	$87,638	$455	$238,375	$6,963	$326,013	$7,418

As shown in the tables above, at March 31, 2015, the Corporation had approximately $4 million in unrealized losses on $250 million of securities.  The unrealized loss positions are most significant in two types of securities sectors:  U.S. government agencies and U.S. government sponsored agency mortgage backed securities.  The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a change to earnings and a new cost basis for the security will be established.

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at March 31, 2015, by contractual maturity, are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
March 31, 2015	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Within one year	$2,774	$2,793	$4,562	$4,610
One to five years	120,791	121,414	3,957	3,989
Five to ten years	112,586	112,475	9,447	9,512
After ten years	31,445	31,916	-	-
Mortgage-backed securities	156,241	153,750	-	-
Total	$423,837	$422,348	$17,966	$18,111

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $255,891 at March 31, 2015 and $217,236 at December 31, 2014.

The book value of securities sold under agreements to repurchase amounted to $34,970 at March 31, 2015 and $34,972 at December 31, 2014.

The Corporation realized gross gains of $306 and $45 resulting from sales of available-for-sale securities for the three months ending March 31, 2015 and 2014, respectively.  The Corporation realized gross losses of $36 and $0 resulting from sales of available-for-sale securities for the three months ending March 31, 2015 and 2014, respectively.

NOTE 6 – LOANS

The following table presents the Corporation’s loans by class as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Commercial:
Commercial and industrial	$110,886	$99,788
Non-farm, non-residential real estate	169,701	163,461
Construction and development	46,872	50,424
Commercial loans secured by real estate	24,866	27,937
Other commercial	51,639	41,185
Total commercial	403,964	382,795
Retail:
Consumer	9,285	9,536
Single family residential	231,614	229,559
Other retail	30,152	30,162
Total retail	271,051	269,257
	675,015	652,052
Less:
Allowance for possible loan losses	(7,944)	(7,934)
Total net loans	$667,071	$644,118

The amount of capitalized fees and costs calculated in accordance with ASC 310-20 included in the above loan totals were $1,027 and $976 at March 31, 2015 and December 31, 2014, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans.  These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.  As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk.  The Corporation also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  At March 31, 2015, approximately forty-four percent of the outstanding principal balance of the Corporation’s commercial real estate loans was secured by owner-occupied properties.

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

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due.  A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower.  Loans that were 90 days or more past due that were not included in nonaccrual loans were $0 and $98, as of March 31, 2015 and December 31, 2014, respectively.

The following tables provide details regarding the aging of the Corporation’s loan portfolio as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		90 days and
	30 - 89 days	greater past
March 31, 2015	past due	due	Total past due	Current	Total loans
Retail:
Consumer	$39	$6	$45	$9,240	$9,285
Single family residential	2,742	345	3,087	228,527	231,614
Other retail	-	-	-	30,152	30,152
Retail total	2,781	351	3,132	267,919	271,051
Commercial:
Commercial and industrial	183	1,195	1,378	109,508	110,886
Non-farm, non-residential real estate	-	18	18	169,683	169,701
Construction and development	1	-	1	46,871	46,872
Commercial loans secured by real estate	11	632	643	24,223	24,866
Other commercial	-	1,053	1,053	50,586	51,639
Commercial total	195	2,898	3,093	400,871	403,964
Total	$2,976	$3,249	$6,225	$668,790	$675,015

		90 days and
	30 - 89 days	greater past
December 31, 2014	past due	due	Total past due	Current	Total loans
Retail:
Consumer	$79	$42	$121	$9,415	$9,536
Single family residential	2,756	464	3,220	226,339	229,559
Other retail	-	-	-	30,162	30,162
Retail total	2,835	506	3,341	265,916	269,257
Commercial:
Commercial and industrial	326	1,428	1,754	98,034	99,788
Non-farm, non-residential real estate	558	330	888	162,573	163,461
Construction and development	-	-	-	50,424	50,424
Commercial loans secured by real estate	148	172	320	27,617	27,937
Other commercial	10	1,092	1,102	40,083	41,185
Commercial total	1,042	3,022	4,064	378,731	382,795
Total	$3,877	$3,528	$7,405	$644,647	$652,052

The following tables summarize the impaired loans by loan type as of March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands):

				Total recorded investment
	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance			Average recorded investment year to date

					Related allowance		Interest received	Interest accrued
March 31, 2015
Commercial:
Commercial and industrial	$3,730	$2,704	$216	$2,920	$8	$2,938	$19	$50
Non-farm, non-residential real estate	3,605	3,114	-	3,114	-	3,181	44	47
Commercial loans secured by real estate	1,462	959	166	1,125	33	1,132	19	26
Other commercial	1,239	1,053	-	1,053	-	1,078	22	20
Commercial total	10,036	7,830	382	8,212	41	8,329	104	143
Retail:
Single family residential	1,241	680	433	1,113	104	1,075	11	13
Retail total	1,241	680	433	1,113	104	1,075	11	13
Total	$11,277	$8,510	$815	$9,325	$145	$9,404	$115	$156

	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance			Average recorded investment year to date
				Total recorded investment
					Related allowance		Interest received	Interest accrued
December 31, 2014
Commercial:
Commercial and industrial	$3,760	$2,734	$217	$2,951	$9	$3,230	$97	$207
Non-farm, non-residential real estate	3,720	3,241	-	3,241	-	3,570	213	212
Commercial loans secured by real estate	1,053	564	166	730	33	826	67	77
Other commercial	1,256	1,092	-	1,092	-	1,171	89	84
Commercial total	9,789	7,631	383	8,014	42	8,797	466	580
Retail:
Single family residential	1,094	539	439	978	10	786	44	42
Other retail	425	411	-	411	-	369	17	19
Retail total	1,519	950	439	1,389	10	1,155	61	61
Total	$11,308	$8,581	$822	$9,403	$52	$9,952	$527	$641

	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance			Average recorded investment year to date
				Total recorded investment
					Related allowance		Interest received	Interest accrued
March 31, 2014
Commercial:
Commercial and industrial	$3,222	$2,602	$-	$2,602	$-	$2,720	$19	$46
Non-farm, non-residential real estate	7,136	894	5,727	6,621	1,364	6,681	88	92
Construction and development	391	391	-	391	-	437	6	6
Other commercial	2,020	1,652	176	1,828	43	1,865	31	32
Commercial total	12,769	5,539	5,903	11,442	1,407	11,703	144	176
Retail:
Single family residential	1,767	737	736	1,473	194	1,482	22	24
Retail total	1,767	737	736	1,473	194	1,482	22	24
Total	$14,536	$6,276	$6,639	$12,915	$1,601	$13,185	$166	$200

The following table summarizes the nonaccrual loans by loan type as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014

Retail:
Consumer	$15	$42
Single family residential	1,707	2,237
Retail total	1,722	2,279
Commercial:
Commercial and industrial	1,418	1,428
Non-farm, non-residential real estate	397	409
Commercial loans secured by real estate	639	172
Other commercial	1,053	1,092
Commercial total	3,507	3,101
Total	$5,229	$5,380

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

During the three months ended March 31, 2014, there were no loans modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, or forbearances.  In addition, there were no troubled debt restructuring loans that subsequently defaulted during the three months ended March 31, 2015, 2014 and year ended December 31, 2014, that has been restructured within the past 12 months.

Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three months ended March 31, 2015 and year ended December 31, 2014 (dollars in thousands):

	Three months ended March 31, 2015
			Net charge-offs
	Number of	Post-modification	resulting from
Retail:	loans	outstanding balance	modifications
Single family residential	1	$34	$-
Total troubled debt restructurings	1	$34	$-

	Year ended December 31, 2014
			Net charge-offs
	Number of	Post-modification	resulting from
Commercial:	loans	outstanding balance	modifications
Non-farm, non-residential real estate	1	$4,357	-
Retail:
Single family residential	1	316	3
Total troubled debt restructurings	2	$4,673	$3

The loan’s accrual status is assessed at the time of its modification.  As a result of the assessment, the accrual status may be modified.  Commercial and retail loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a troubled debt restructuring subsequently default, the Corporation evaluates the loan for possible further impairment.  The Corporation has had no loans modified in a troubled debt restructuring that have subsequently defaulted.  The allowance for loan and lease losses (“ALLL”) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Corporation considers a loan in default when it is 90 days or more past due and still accruing or transferred to nonaccrual status.

As of March 31, 2015 and December 31, 2014, the Corporation had no consumer mortgage loans secured by residential real estate properties for which formal proceedings are in process according to location requirement of the applicable jurisdiction.

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

The Corporation uses a risk grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 through 8.  A description of the general characteristics of the eight risk grades is as follows:

Risk Rating 1                 Minimal Risk

General Characteristics:

●	Substantially risk free.

●	Federal, state, or municipal subdivisions with acceptable investment grade credit rating.

●	Large national, regional, or local entity with proven access to capital markets.

●	Diversity in borrower’s line of business with stable and diversified sales base.

●	Borrower is considered to be an industry leader with many consecutive years of strong profits and exhibits a financial condition, equity position, liquidity, and debt service capacity far exceeding industry norms.

●	Borrower has an abundance of unpledged financeable assets coupled with superior cash generation capabilities.

●	Industry conditions and trends are positive and strong.

●	Borrower has strong management with evidence of management succession.

●	A credit rating by Moody’s, Standard & Poor’s, or other qualified rating agency that is grade A or higher.

●	A cash secured loan with the cash on deposit in the Corporation or a guaranty from the federal government also warrants this risk rating.

Risk Rating 2                 Modest Risk

General Characteristics:

●	Borrower shows strong profitability, liquidity, and capitalization better than industry norms and a strong market position in the region.

●	Borrower may have limited access to public markets for short-term needs or capital requirements, but has ready access to alternative financing.

●	Loans may be unsecured based on the financial strength of the borrower or secured by collateral that is considered liquid and marketable.

●	Borrower has a proven history of profitability and financial stability.

●	Borrower has a strong market position in its industry and has an abundance of financeable assets available to protect the Corporation’s position.

●	Borrower has proven and steady management with good management succession.

●	Borrower can withstand major market instabilities of short duration.

●	Credit rating by Moody’s, Standard & Poor’s, or other qualified rating agency that is grade BAA or higher.

Risk Rating 3                 Average Risk

General Characteristics:

●	Borrower shows a stable earnings history and financial condition in line with industry norms with indications that these trends will continue.

●	The credit extension is considered sound; however, elements may be present which suggest the borrower may not be free from temporary impairments in the future.

●	Borrower’s liquidity and leverage is in line with industry norms.

●	Borrower has good management with acceptable management succession.

●	Under most economic and business conditions, borrower has access to alternative financing but limited or no access to capital markets for short-term or capital needs.

●	Borrower may be an individual with a sound financial condition and liquidity with proven historical income to repay the debt as scheduled.

●	Credit extensions are generally secured by acceptable collateral.

Risk Rating 4                 Acceptable Risk

General Characteristics:

●	Credit is to a borrower with smaller margins of debt service coverage and with some elements of reduced financial strength.

●	Borrower is generally in a lower average market position in its industry.

●	Borrower shows satisfactory asset quality and liquidity, good debt capacity and coverage, and good management in critical positions.

●	Borrower’s management is of unquestioned character but management succession may be questionable.

●	Borrower can obtain similar financing from other financial institutions.

●	Interim losses or moderately declining earnings trends may occur, but the borrower has sufficient strength and financial flexibility to offset these issues.

●	Credit may be to individuals with a moderately leveraged financial condition but with satisfactory liquidity and income to cover debt repayment requirements.
●	Business borrowers may have moderate leverage, but must have historically consistent cash flow to cover debt service and other operating needs.

●	Business borrowers may also have erratic or cyclical operating performances but should demonstrate strong equity positions to support these profitability swings.

●	Asset-based loans that have stabilized and proven performance with the financial capacity to provide for annual clean up may qualify for this rating.

●	Borrower has no access to capital markets but would be financeable by another financial institution or finance company.

●	Credit extensions are generally secured by acceptable collateral.

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

●	Borrower may exhibit declining earnings, strained cash flow, increasing leverage, or weakening market positions that indicate a trend toward an unacceptable risk.

●	Borrower’s liquidity, leverage, and earnings performance is below or trending below industry norms.

●	Interim losses and other adverse trends may occur but not to the level that would impair the Corporation’s position.

●	Borrower may be a newly formed company or in a new line of business or may be an established business with new or unproven management. Borrower should be adequately capitalized, but may not yet have achieved stabilized cash flow.

●	Borrower generally has a small market position in its industry.

●	Borrower may be engaged in an industry that is experiencing an economic downturn or is particularly susceptible to uncontrollable external factors.

●	Borrower management is of good character although some management weakness may exist, including lack of depth or succession.

●	Borrower generally has limited additional debt capacity and modest coverage, and average or below-average asset quality, margins, and market share.

●	Borrower’s ability to obtain financing from other financial institutions may be impaired.

●	Credit to individuals with marginal financial condition and liquidity but with income still sufficient to service the debt.

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

General Characteristics:

●	Borrower’s cash flow may not be sufficient to fund anticipated cash needs.

●	Sufficient or modestly sufficient financeable assets are available to protect the Corporation’s position.

●	Adverse trends in borrower’s operations/profits or unbalanced position in borrower’s balance sheet but not to the point where repayment is in jeopardy.

●	Borrower generally shows limited liquidity or high leverage.

●	Borrower’s financial position is in the lower quartile of industry norms.

●	Borrower’s business exhibits a deteriorating market position in the industry.

●	Borrower’s management lacks depth and succession.

●	Business is unable to withstand temporary setbacks without affecting repayment capability.

●	Borrower is not financeable by another bank but possibly by a finance company or specialized lender.

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

General Characteristics:

●	The primary source of borrower’s repayment no longer provides satisfactory support and repayment is dependent on secondary sources.

●	A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.

●	Normal repayment from the borrower is impaired although no loss of principal is envisioned.

●	A partial loss of interest or principal will occur if the borrower’s deficiencies are not corrected.

●	Borrower’s cash flow is generally not sufficient to fund anticipated cash needs.

●	Borrower’s financeable assets may not be sufficient to protect the Corporation’s position.

●	Adverse trends in borrower’s operations that jeopardized debt repayment may require the borrower to undertake a significant reorganization of financing or the business.

●	Borrower shows poor liquidity and high leverage impairing the repayment of the debt in accordance with agreed upon terms.

●	Borrower’s management lacks depth and succession; may be inexperienced or of questionable character.

●	Borrower’s market position in the industry is deteriorating.

●	Borrower is not financeable by another bank or finance company.

Risk Rating 8     Doubtful

An asset classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

General Characteristics:

●	Inadequate primary source of repayment. Assumes a less than satisfactory secondary source of repayment on a most-likely case basis. There may be adequate secondary source of repayment on a best-case basis.

●	Borrower has the same weaknesses found in Substandard borrowers.

●	Loss probability is extremely high but because of certain important and reasonably specific factors that may work to strengthen the loan, its classification as an estimated loss is deferred until a more exact status may be determined.

●	Pending factors may include a proposed merger or acquisition; liquidation procedures; capital injections; perfecting liens on additional collateral; and refinancing plans.

●	Borrower’s cash flow is insufficient to fund cash needs.

●	Borrower’s financeable assets are insufficient to protect the Corporation’s position.

●	Borrower’s source of debt repayment is dependent on liquidation of assets with a probable loss.

●	Borrower may no longer be a going concern, or may not exist as a going concern for the foreseeable future.

●	No alternative financing sources exist for borrower.

The following tables present risk grades and classified loans by class of commercial loan in the Corporation’s portfolios as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015
Commercial loan portfolio: Credit risk profile by internally assigned grade	Commercial and industrial	Non-farm, non- residential real estate	Construction and development	Commercial loans secured by real estate	Other commercial	Commercial loan totals

Pass	$108,353	$165,928	$46,872	$24,075	$50,420	$395,648
Special mention	48	552	-	44	167	811
Substandard	2,485	3,221	-	747	1,052	7,505
Doubtful	-	-	-	-	-	-
TOTALS	$110,886	$169,701	$46,872	$24,866	$51,639	$403,964

Retail loan portfolio: Credit risk profiles based on delinquency status classification
		Single family		Retail loan
	Consumer	residential**	Other retail	totals
Performing	$9,270	$228,676	$30,089	$268,035
Non-performing*	15	2,938	63	3,016
TOTALS	$9,285	$231,614	$30,152	$271,051

*Loans are classified as nonperforming loans and are automatically placed on nonaccrual status once they reach 90 days past due.  For the purposes of this table all loans graded substandard or below are included in nonperforming loans.

**Single family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC’s).

December 31, 2014
Commercial loan portfolio: Credit risk profile by internally assigned grade	Commercial and industrial	Non-farm, non- residential real estate	Construction and development	Commercial loans secured by real estate
					Other commercial	Commercial loan totals

Pass	$97,218	$159,136	$50,424	$27,610	$39,923	$374,311
Special mention	-	958	-	-	170	1,128
Substandard	2,570	3,367	-	327	1,092	7,356
Doubtful	-	-	-	-	-	-
TOTALS	$99,788	$163,461	$50,424	$27,937	$41,185	$382,795

Retail loan portfolio: Credit risk profiles based on delinquency status classification
		Single family		Retail loan
	Consumer	residential**	Other retail	totals
Performing	$9,494	$226,637	$29,683	$265,814
Non-performing*	42	2,922	479	3,443
TOTALS	$9,536	$229,559	$30,162	$269,257

 *Loans are classified as nonperforming loans and are automatically placed on nonaccrual status once they reach 90 days past due.  For the purposes of this table all loans graded substandard or below are included in nonperforming loans.

**Single family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC’s).

Allowance for Loan and Lease Losses. The allowance for loan and lease losses, “ALLL”, is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” (“ASC Topic 310”) and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies” (“ASC Topic 450”).  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs.  The provision for loan and lease losses reflects loan quality trends, including the levels of and trends related to nonaccruals loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.  The provision for loan and lease losses also reflects the totality of actions taken on all loans for a particular period.  Therefore, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The following tables summarize the allocation in the ALLL by loan segment for the three months ended March 31, 2015 and March 31, 2014 and the year ended December 31, 2014 (dollars in thousands):

			Consumer and other
Three months ended		Single family
March 31, 2015	Commercial	residential	retail	Totals
Beginning balance	$6,719	$1,053	$162	$7,934
Less: charge-offs	-	16	1	17
Add: recoveries	20	4	3	27
Add: provisions	-	-	-	-
Ending balance	$6,739	$1,041	$164	$7,944

			Consumer and other
Twelve months ended		Single family
December 31, 2014	Commercial	residential	retail	Totals
Beginning balance	$7,359	$1,084	$152	$8,595
Less: charge-offs	739	41	11	791
Add: recoveries	99	10	21	130
Add: provisions	-	-	-	-
Ending balance	$6,719	$1,053	$162	$7,934

			Consumer and other
Three months ended		Single family
March 31, 2014	Commercial	residential	retail	Totals
Beginning balance	$7,359	$1,084	$152	$8,595
Less: charge-offs	-	-	-	-
Add: recoveries	14	1	11	26
Add: provisions	-	-	-	-
Ending balance	$7,373	$1,085	$163	$8,621

The following tables detail the amount of the ALLL allocated to each portfolio segment as of March 31, 2015, December 31, 2014 and March 31, 2014, disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Single family	Consumer and
March 31, 2015	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$41	$104	$-	$145
Loans collectively evaluated for impairment	6,698	937	164	7,799
Total	$6,739	$1,041	$164	$7,944

		Single family	Consumer and
December 31, 2014	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$42	$10	$-	$52
Loans collectively evaluated for impairment	6,677	1,043	162	7,882
Total	$6,719	$1,053	$162	$7,934

		Single family	Consumer and
March 31, 2014	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$1,407	$194	$-	$1,601
Loans collectively evaluated for impairment	5,966	891	163	7,020
Total	$7,373	$1,085	$163	$8,621

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology (dollars in thousands):

		Single family	Consumer and
March 31, 2015	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$8,212	$1,113	$-	$9,325
Loans collectively evaluated for impairment	395,752	230,501	39,437	665,690
Ending Balance	$403,964	$231,614	$39,437	$675,015

		Single family	Consumer and
December 31, 2014	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$8,014	$978	$411	$9,403
Loans collectively evaluated for impairment	374,781	228,170	39,698	642,649
Ending Balance	$382,795	$229,148	$40,109	$652,052

		Single family	Consumer and
March 31, 2014	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$11,442	$1,473	$-	$12,915
Loans collectively evaluated for impairment	352,289	216,710	38,543	607,542
Ending Balance	$363,731	$218,183	$38,543	$620,457

NOTE 7 – REGULATORY MATTERS

The Corporation and the Bank are subject to federal regulatory risk-based capital adequacy standards.  Failure to meet capital adequacy requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could have a material adverse effect on the operating results and financial condition of the Corporation and the Bank.  The applicable regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                    Under capital adequacy guidelines and the BASEL III regulatory capital framework, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Actual capital amounts and ratios are presented in the table below.  Management believes, as of March 31, 2015, that the Corporation and the Bank met the guidelines to which they were subject.

(Dollars in thousands)	Actual		Minimum capital requirement		Minimum to be well capitalized
At March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common equity Tier 1 (to Risk weighted assets)
Consolidated	$109,079	13.9%	$35,421	4.5%	-	-
Bank	106,176	13.6%	35,219	4.5%	50,872	6.5%
Total capital (to Risk weighted assets)
Consolidated	117,023	14.9%	62,972	8.0%	-	-
Bank	114,120	14.6%	62,612	8.0%	78,265	10.0%
Tier 1 capital (to Risk weighted assets)
Consolidated	109,079	13.9%	47,229	6.0%	-	-
Bank	106,176	13.6%	46,959	6.0%	62,612	8.0%
Tier 1 capital (to Average assets)
Consolidated	109,079	9.2%	47,552	4.0%	-	-
Bank	106,176	9.0%	47,415	4.0%	59,268	5.0%

Capital amounts and ratios are, as of December 31, 2014, presented below.

(Dollars in thousands)	Actual		Minimum capital requirement		Minimum to be well capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to Risk weighted assets)
Consolidated	$115,532	14.8%	$62,628	8.0%	$-	-
Bank	112,554	14.4%	62,628	8.0%	78,285	10.0%
Tier 1 capital (to Risk weighted assets)
Consolidated	107,598	13.7%	31,314	4.0%	-	-
Bank	104,620	13.4%	31,314	4.0%	46,971	6.0%
Tier 1 capital (to Average assets)
Consolidated	107,598	9.7%	44,513	4.0%	-	-
Bank	104,620	9.2%	45,707	4.0%	57,133	5.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,” “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Corporation’s valuation methodologies, contributions to the Corporation’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and nonaccrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, risk rating classifications of loans, calculation of our ALLL, adequacy of traditional sources of cash generated from operating activities to meet liquidity needs, the impact of various factors on net interest income and the realization of deferred income tax assets. We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors. These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the State of Tennessee where the Corporation does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Corporation’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Corporation’s ability to pay dividends, the availability of additional capital on favorable terms, the Corporation’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

All dollar amounts, other than share and per-share amounts, are in thousands unless otherwise noted.

EXECUTIVE OVERVIEW

At March 31, 2015, the consolidated total assets of the Corporation were $1,219,287, its consolidated gross loans were $675,015, its total deposits were $1,063,822 and its total shareholders’ equity was $118,544. The Corporation’s loan portfolio at March 31, 2015 reflected an increase of $22,963, or 3.5%, compared to December 31, 2014. Total deposits increased $43,867, or 4.3%, and shareholders’ equity increased by 3.5% during the first three months of 2015.

Securities

Available-for-sale securities are an integral part of the asset/liability management process of the Corporation. Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Corporation’s operating and tax plans, shifting yield spread relationships and changes in configuration of the yield curve. At March 31, 2015, the Corporation’s investment securities portfolio had $422,348 of available-for-sale securities, which are valued at fair market value, and $17,966 of held-to-maturity securities, which are valued at amortized cost on the balance sheet. These compare to $397,886 of available-for-sale securities and $21,985 of held-to-maturity securities as of December 31, 2014.

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

Loan volume increased in the first quarter of 2015, resulting in total gross loans increasing by $54,558, or 8.8%, from March 31, 2015 as compared to March 31, 2014. At $675,015, total loans outstanding increased by $22,963, or 3.5%, at March 31, 2015 compared to December 31, 2014. More specifically, commercial loans increased by $21,169, or 5.5%, in the first quarter, and retail loans had a small increase, up $1,794, or 0.7%. Loan demand has remained strong during the first three months of 2015, specifically in the commercial and industrial portfolio.

Loans identified with losses by management are promptly charged off. Furthermore, consumer loan accounts are charged off automatically based on regulatory requirements.

The ALLL is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Corporation’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310 and ASC Topic 450. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Corporation’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan and lease losses reflects loan quality trends, including the levels of and trends related to nonaccruals loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan and lease losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See Note 5 - Loans in the accompanying notes to consolidated financial statements included elsewhere in this report for further details regarding the Corporation’s methodology for estimating the appropriate level of the ALLL.

Collectability. A formal process is in place to provide control over the underwriting of loans and to monitor loan collectability. This process includes education and training of personnel about the Corporation’s loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews. The Corporation’s Special Assets Department identifies and monitors assets that need special attention. At March 31, 2015, this process identified loans totaling $811 that were classified as other assets especially mentioned compared to loans totaling $1,128 at December 31, 2014. Loans totaling $10,521 were classified as substandard at March 31, 2015, compared to loans totaling $10,799 at December 31, 2014. There were no loans classified as doubtful at March 31, 2015 and December 31, 2014.

Loans having a recorded balance of $9,325 and $9,403 at March 31, 2015 and December 31, 2014, respectively, have been identified as impaired. Nonaccrual loans amounting to $5,229 and $5,380 at March 31, 2015 and December 31, 2014, respectively, were not accruing interest.

Deposits

The Corporation does not have any foreign offices and all deposits are serviced in its 19 domestic offices. The Corporation’s total deposits increased 4.3% during the first three months of 2015 compared to a slight increase of 3.0% in the first three months of 2014. Total noninterest-bearing deposits were 21.3% of total deposits at March 31, 2015, contributing to the Corporation’s low cost of deposits, compared to 20.0% at December 31, 2014.

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

Management believes that the Corporation’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Corporation also has access to additional liquidity, if necessary, through additional advances from the FHLB or the Cash Management Agreement with the FHLB. The borrowings from the FHLB have been used generally for investment strategies to enhance the Corporation’s portfolio. Under the borrowing agreements with the FHLB, the Corporation has pledged certain qualifying residential mortgage loans as collateral. At March 31, 2015, the Corporation has approximately $123.2 million borrowing capacity with FHLB, which includes $40 million as part of a cash management advance program. There were no outstanding borrowings at March 31, 2015. The Corporation has additional sources of borrowings which include $40 million in federal funds lines of credits with various correspondent banks, $5.4 million in available Federal Reserve discount window lines of credit, and a borrowing line with the Federal Reserve Bank, for which certain commercial and industrial loans are pledged that approximate $53.6 million.

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

RESULTS OF OPERATIONS

Total interest income for the three months ended March 31, 2015 was $9,303 compared to $9,042 for the three months ended March 31, 2014. Interest and fees earned on loans and investments are the primary components of total interest income. Interest and fees earned on loans were $7,168, an increase of $232 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Increased loan volume, driven by growth in the northern counties within the Corporation’s service area, as well as more competitive pricing was the primary reason for higher interest income. Interest earned on investment securities and other earning assets was $2,135, an increase of $29, or 1.4%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in interest earned on investment securities was primarily due to the efforts to maintain lower excess federal funds and efficiently invest cash.

Total interest expense in the three months ended March 31, 2015 was $565, a decrease of $55, or 8.9%, compared to the three months ended March 31, 2014. The Corporation has been successful in managing and maintaining a low cost of funding. The majority of growth in deposits over the last year has been non-interest bearing deposits. As a policy, budgeted financial goals are monitored on a quarterly basis by the Corporation’s Asset/Liability Committee, which reviews the actual dollar change in net interest income for different interest rate movements. A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position. The rate risk analysis for the 24-month period beginning April 1, 2015 and ending March 31, 2017 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 8.5%, or a decrease in net interest income of $2,888 by the end of the period. In a more likely scenario, the rate risk analysis for the 24-month period beginning April 1, 2015 and ending March 31, 2017 showed a worst-case potential change to net interest income, in the event of a 200 basis point shift in interest rates, of 0.4%, or an increase of $150 by the end of the period.

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

The net interest margin, on a tax equivalent basis, at March 31, 2015, December, 31, 2014 and March 31, 2014, was 3.37%, 3.42% and 3.49%, respectively. The decline during the first three months of 2015 was due to more competitive pricing, which resulted in increased loan demand, but overall lower yield on earnings assets.

Overall, the Corporation has experienced continued declining charge-off trends and improved credit quality ratios. Total nonperforming loans as a percentage of gross loans decreased in the first quarter of 2015 to 0.77% from 0.84% at December 31, 2014. Additionally, the annualized net charge-offs decreased in the first quarter of 2015 to (0.01%) from 0.10% at December 31, 2014. As such, similarly to the first quarter of 2014, no additions were made to the provision for loan and lease losses in the first quarter of 2015. For the first quarter of 2015 and fourth quarter of 2014, the ALLL represented 1.2% of total loans outstanding versus 1.4% for the year-earlier quarter.

Noninterest income was $2,885, an increase of $234, or 8.8%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The gains on sale of available-for-sale securities for the three months ended March 31, 2015 were $270, which accounted for the majority of the increase in noninterest income over the three-month period.

Noninterest expense for the first quarter of 2015 increased 0.8% to $8,030 from $8,098 in the year-earlier quarter, driven primarily by increases in salaries and employee benefits of $120 and in legal and professional fees expense of $123, both related to the hiring of key personnel and expansion into the Davidson and Williamson county markets.

Net income for the three months ended March 31, 2015 was $2,617 compared to $2,262 for the three months ended March 31, 2014. The Corporation earned $0.53 per share for the three months ended in March 31, 2015, compared to $0.45 per share for the three months ended March 31, 2014. The $355 increase in reported quarterly earnings for the first quarter of 2015 compared with the year-earlier quarter primarily reflected the following: increased interest income of $261, increased gains on available-for-sale securities of $225, and increased provision for income taxes of $618.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at March 31, 2015 were $144,653 and $8,698, respectively.

At March 31, 2015, the Corporation and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2015, there were no material changes in the quantitative and qualitative disclosures about market risk presented in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b)  Changes in Internal Control Over Financial Reporting. There has been no change in the Corporation’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings to which the Corporation or a subsidiary of the Corporation is a party arise from time to time in the normal course of business. There are no material legal proceedings to which the Corporation or a subsidiary of the Corporation is a party or of which any of their property is the subject.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Corporation’s common stock made by the Corporation during the first quarter of 2015:

CORPORATION’S PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value) of Shares that
	Number of	Average Price	as Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 – January 31,	––	––	––	––
2015
February 1 – February	––	––	––	––
28, 2015
March 1 – March 31,			––	––
2015	42,825*	$26.50
Total	42,825*	$26.50	––	––

*Purchased through negotiated transactions with several third-party sellers.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Third Amended and Restated Bylaws. (2)

10.1	Settlement and General Release Agreement by and between First Farmers and Merchants Bank and Patricia P. Bearden.

10.2	Change in Control Agreement between Robert E. Krimmel and First Farmers and Merchants Bank. (3)

31.1

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of  the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

31.2

Certification of the Chief Executive Officer of First Farmers and Merchants Corporation Pursuant to Rule 13a-14 of  the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

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

(2)    Incorporated by reference from the First Farmers and Merchants Corporation Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2015 (File Number 000-10972).

(3)    Incorporated by reference from the First Farmers and Merchants Corporation Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2015 (File Number 000-10972)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date May 11, 2015	/s/ T. Randy Stevens
T. Randy Stevens, Chief Executive Officer

Date May 11, 2015	/s/ Robert E. Krimmel
Robert E. Krimmel, Chief Financial Officer

