Form 10-Q
period 2015-06-30
FIRST FARMERS & MERCHANTS CORP
filed 2015-08-07
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____

Commission File Number: 000-10972

FIRST FARMERS AND MERCHANTS CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1148660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

816 South Garden Street
Columbia, Tennessee	38401
(Address of principal executive offices)	(Zip Code)

(931) 388-3145

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

As of July 31, 2015, the registrant had 4,813,719 shares of common stock outstanding.

FIRST FARMERS AND MERCHANTS CORPORATION

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2015	2014
	(dollars in thousands, except per share data)	(unaudited)
ASSETS	Cash and due from banks	$19,704	$18,511
	Interest-bearing deposits	6,659	10,086
	Federal funds sold	5,000	1,700
	Total cash and cash equivalents	31,363	30,297
	Securities:
	Available-for-sale	420,464	397,886
	Held-to-maturity (fair market value $7,465 and $22,263 as of June 30, 2015 and December 31, 2014, respectively)	7,410	21,985
	Total securities	427,874	419,871
	Loans, net of deferred fees	685,402	652,052
	Allowance for loan and lease losses	(8,593)	(7,934)
	Net loans	676,809	644,118
	Bank premises and equipment, net	25,824	25,773
	Other real estate owned	-	5
	Bank owned life insurance	26,348	26,176
	Goodwill	9,018	9,018
	Deferred tax asset	4,926	5,097
	Other assets	11,088	10,640
	TOTAL ASSETS	$1,213,250	$1,170,995

LIABILITIES	Deposits
	Noninterest-bearing	$220,102	$204,358
	Interest-bearing	836,615	815,597
	Total deposits	1,056,717	1,019,955
	Securities sold under agreements to repurchase	26,406	22,834
	Accounts payable and accrued liabilities	14,602	13,622
	TOTAL LIABILITIES	1,097,725	1,056,411
SHAREHOLDERS’ EQUITY	Common stock - $10 par value per share, 8,000,000 shares authorized; 4,813,719 and 4,900,576 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	48,137	49,006
	Retained earnings	69,691	67,609
	Accumulated other comprehensive loss	(2,398)	(2,126)
	TOTAL SHAREHOLDERS’ EQUITY BEFORE NONCONTROLLING INTEREST - PREFERRED STOCK OF SUBSIDIARY	115,430	114,489
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS’ EQUITY	115,525	114,584

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,213,250	$1,170,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)		2015	2014	2015	2014
INTEREST AND DIVIDEND	Interest and fees on loans	$7,621	$7,006	$14,789	$13,942
INCOME	Income on investment securities
	Taxable interest	1,491	1,407	2,963	2,761
	Exempt from federal income tax	553	610	1,162	1,289
	Dividends	55	80	110	153
	Total interest income	9,720	9,103	19,024	18,145
INTEREST EXPENSE	Interest on deposits	534	607	1,077	1,211
	Interest on other short term borrowings	22	16	45	32
	Total interest expense	556	623	1,122	1,243
	Net interest income	9,164	8,480	17,902	16,902
	Provision for loan and lease losses	-	-	-	-
	Net interest income after provision	9,164	8,480	17,902	16,902
NONINTEREST INCOME	Gain on loans sold	80	59	113	95
	Trust department income	640	583	1,292	1,253
	Service fees on deposit accounts	1,661	1,644	3,221	3,164
	Brokerage fees	153	118	298	222
	Earnings on bank owned life insurance	99	78	172	189
	Gains on sales of securities	-	502	270	547
	(Loss) gain on foreclosed property	-	(10)	17	(4)
	Other non-interest income	141	117	276	276
	Total noninterest income	2,774	3,091	5,659	5,742
NONINTEREST EXPENSE	Salaries and employee benefits	4,406	4,376	9,047	8,897
	Net occupancy expense	551	476	1,072	943
	Depreciation expense	366	351	737	711
	Data processing expense	622	573	1,224	1,161
	Legal and professional fees	468	200	819	428
	Stationary and office supplies	75	85	161	155
	Advertising and promotions	314	351	596	679
	FDIC insurance premium expense	129	160	279	289
	Other real estate expense	-	44	-	51
	Other noninterest expense	1,620	1,409	2,646	2,809
	Total noninterest expenses	8,551	8,025	16,581	16,123
	Income before taxes	3,387	3,546	6,980	6,521
	Provision for income taxes	677	941	1,653	1,654
	Net income before noncontrolling interest - dividends on preferred stock of subsidiary	2,710	2,605	5,327	4,867
	Noncontrolling interest-dividends on preferred stock subsidiary	8	8	8	8
	Net income for common shareholders	$2,702	$2,597	$5,319	$4,859
	Weighted average shares outstanding	4,853,265	4,977,506	4,875,133	4,997,536
	Basic earnings per share	$0.56	$0.52	$1.09	$0.97

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income	$2,702	$2,597	$5,319	$4,859
Other comprehensive income (loss)
Unrealized holding (losses) gains on securities , net of tax expense (benefit) of ($1,690) and $1,955 for the three months ended and net of tax expense (benefit) of ($34) and $3,852 for the six months ended June 30, 2015 and 2014, respectively	(2,699)	3,123	(55)	6,153
Reclassification adjustment for realized gains included in net income, net of tax benefit of ($0) and ($194), for the three months ended and net of tax benefit of ($104) and ($211) for the six months ended June 30, 2015 and 2014, respectively	-	(308)	(166)	(336)
Reclassification adjustment for pension plan obligation included in net income, net of tax benefit of ($32) and ($19) for the three months ended and net of tax benefit of ($32) and ($37) for the six months ended June 30, 2015 and 2014, respectively	(51)	(31)	(51)	(60)
Other comprehensive (loss) income	(2,750)	2,784	(272)	5,757

Comprehensive (loss) income	(48)	5,381	5,047	10,616
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total comprehensive (loss) income	$(48)	$5,381	$5,047	$10,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

		Six months ended June 30,
		2015	2014

OPERATING	Net income available for common shareholders	$5,319	$4,859
ACTIVITIES	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for depreciation and amortization of premises and equipment	737	711
	Deferred income tax	341	80
	Net securities gains	(270)	(547)
	Gains on loans sold	(113)	(95)
	Proceeds from sale of mortgage loans held for sale	6,185	4,509
	Funding of mortgage loans held for sale	(6,281)	(4,730)
	(Gain) loss on other real estate owned	(17)	4
	Loss on sale of assets	-	1
	Amortization of investment security premiums, net of accretion of discounts	555	513
	Increase in cash surrender value of life insurance contracts	(172)	(189)
	Changes in:
	Other assets	(239)	216
	Other liabilities	928	2,259
	Net cash provided by operating activities	6,973	7,591
INVESTING	Proceeds from sales of available-for-sale securities	26,692	19,475
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	18,009	15,095
	Proceeds from maturities and calls of held-to-maturity securities	14,595	3,930
	Purchases of investment securities available-for-sale	(67,943)	(60,374)
	Net increase in loans	(32,691)	(11,886)
	Proceeds from sale of other real estate owned	22	567
	Purchases of premises and equipment	(788)	(643)
	Purchase of life insurance policy	-	(175)
	Net cash used in investing activities	(42,104)	(34,011)
FINANCING	Net increase in deposits	36,762	9,546
ACTIVITIES	Net increase in securities sold under agreements to repurchase	3,572	2,643
	Repurchase of common stock	(2,324)	(2,150)
	Cash dividends paid on common stock	(1,813)	(1,858)
	Net cash provided by financing activities	36,197	8,181
	Increase (decrease) in cash and cash equivalents	1,066	(18,239)
	Cash and cash equivalents at beginning of period	30,297	55,408
	Cash and cash equivalents at end of period	$31,363	$37,169
	Supplemental disclosures of cash flow information Cash paid during the period for:
	Interest paid	$1,197	$1,190
	Income taxes paid	1,020	1,457
	Real estate acquired in settlement of loans	-	5

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – First Farmers and Merchants Corporation (the “Company”) is a $1.2 billion bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”). The Bank is primarily engaged in providing a full range of banking and financial services, including lending, investing of funds, obtaining deposits, trust and wealth management operations, and other financing activities to individual and corporate customers in the Middle Tennessee area. The Bank is subject to competition from other financial institutions. The Company and Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Presentation – The accompanying consolidated financial statements are presented in accordance with the requirements of Form 10-Q and Regulation S-X and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information in this regard. The consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management of the Company, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan and lease losses, any potential impairment of intangible assets, including goodwill and the valuation of deferred tax assets, other real estate owned, and our investment portfolio, including other-than-temporary impairment. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 states a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

NOTE 1 – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in ASU 2014-11 require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in ASU 2014-11 also require expanded disclosures, effective for the current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured. The Company adopted the amendments in this ASU 2014-11 effective January 1, 2015. As of June 30, 2015, all of the Company’s repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU 2014-11 did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications: Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year presentation. These reclassifications had no effect on net income.

NOTE 2 – EARNINGS PER SHARE

Income per common share – Earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. The following is a summary of the basic net income per share calculation for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Numerator - Net income available to common shareholders	$2,702	$2,597	$5,319	$4,859
Denominator - Weighted average common shares outstanding	4,853,265	4,977,506	4,875,133	4,997,536

Basic net income per common share available to common shareholders	$0.56	$0.52	$1.09	$0.97

NOTE 3 – RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (“AOCI”)

Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended June 30, 2015 and 2014 were as follows:

	Amounts reclassified from AOCI Three months ended
	June 30, 2015	June 30, 2014	Affected line item in the Statements of Income
	(dollar in thousands)

Unrealized gains on available-for-sale securities
	$-	$502	Realized gain on sale of available-for-sale securities
	-	(194)	Tax expense
	-	308	Net reclassified amount

Amortization of defined benefit pension items
	83	50	Total reclassified amount before tax
	(32)	(19)	Tax benefit
	51	31	Net reclassified amount

Total reclassifications out of AOCI	$51	$339

NOTE 3 – RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (“AOCI”) (continued)

	Amounts reclassified from AOCI Six months ended
	June 30, 2015	June 30, 2014	Affected line item in the Statements of Income
	(dollar in thousands)

Unrealized gains on available-for-sale securities
	$270	$547	Realized gain on sale of available-for-sale securities
	(104)	(211)	Tax expense
	$166	$336	Net reclassified amount

Amortization of defined benefit pension items
	83	97	Total reclassified amount before tax
	(32)	(37)	Tax benefit
	51	60	Net reclassified amount

Total reclassifications out of AOCI	$217	$396

The components of AOCI included in shareholder’s equity are as follows:

	June 30, 2015	December 31, 2014
	(dollars in thousands)

Net unrealized losses on available-for-sale securities	$(5,879)	$(5,517)
Net actuarial gain on unfunded portion of postretirement benefit obligation	1,980	2,062
	(3,899)	(3,455)
Income tax expense	1,501	1,329
Accumulated other comprehensive loss	$(2,398)	$(2,126)

NOTE 4 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received in a sale of that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Fair value measurement must maximize the use of observable inputs and minimize the use of unobservable inputs. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Fair Value Measurements and Disclosures (ASC 820) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and by the level within the fair value hierarchy utilized to measure fair value:

Assets measured at fair value on a recurring basis as of June 30, 2015
	(dollars in thousands)
Available-for-sale securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$180,470	$-	$180,470
U.S. government sponsored agency mortgage backed securities	-	153,001	-	153,001
States and political subdivisions	-	64,620	-	64,620
Corporate bonds	-	22,373	-	22,373
Total assets at fair value	$-	$420,464	$-	$420,464

Assets measured at fair value on a recurring basis as of December 31, 2014
	(dollars in thousands)
Available-for-sale securities	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$159,254	$-	$159,254
U.S. government sponsored agency mortgage backed securities	-	167,970	-	167,970
States and political subdivisions	-	52,882	-	52,882
Corporate bonds	-	17,780	-	17,780
Total assets at fair value	$-	$397,886	$-	$397,886

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the six months ended June 30, 2015.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service, such as Interactive Data, which utilizes pricing models to determine fair value measurement. The Company reviews the pricing quarterly to verify the reasonableness of the pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other factors. U.S. government agencies, state and political subdivisions, U.S. government sponsored agency mortgage-backed securities and corporate bonds are classified as Level 2 inputs.

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014, by the level within the fair value hierarchy utilized to measure fair value:

	(dollars in thousands)
June 30, 2015	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$326	$326

	(dollars in thousands)
December 31, 2014	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$1,184	$1,184

Impaired Loans

The estimated fair value of impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by the Chief Credit Officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the Chief Credit Officer by comparison to historical results.

Loans considered impaired under ASC 310-35, Impairment of a Loan, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) subsequent write-downs that are based on the observable market price or current appraised value of the collateral or (2) changes in the specific reserve.

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Quantitative information about Level 3 Fair Value Measurements
	(dollars in thousands)
	Fair value at June 30, 2015	Valuation technique(s)	Unobservable input	Range (weighted average)
Impaired loans	$326	Discounted appraisals(1)	Appraisal adjustments(2)	34%

	Quantitative information about Level 3 Fair Value Measurements
	(dollars in thousands)
	Fair value at December 31, 2014	Valuation technique(s)	Unobservable input	Range (weighted average)
Impaired loans	$1,184	Discounted appraisals(1)	Appraisal adjustments(2)	5% to 10% (7%)(3)

(1) Fair value is generally based on appraisals of the underlying collateral.

(2) Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other relevant information based on the type of collateral.

(3) Ranges presented as a percentage of the non-discounted appraisals.

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

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

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

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

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014, and indicates the level within the fair value hierarchy of the valuation techniques:

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

		Fair value measurements at June 30, 2015 using
	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)

Financial assets
Cash and due from banks	$19,704	$19,704	$-	$-
Interest-bearing deposits in other banks	6,659	6,659	-	-
Federal funds sold	5,000	5,000	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	420,464	-	420,464	-
Securities held-to-maturity	7,410	-	7,465	-
Loans held for sale	563	-	563	-
Loans, net	676,809	-	-	682,652
Accrued interest receivable	4,564	-	4,564	-
Financial liabilities
Noninterest-bearing deposits	220,102	-	-	220,102
Interest bearing deposits	836,615	-	-	837,682
Repurchase agreements	26,406	-	26,406	-
Accrued interest payable	538	-	538	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit	-	-	-	-
		Fair value measurements at December 31, 2014 using
	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)

Financial assets
Cash and due from banks	$18,511	$18,511	$-	$-
Interest-bearing deposits in other banks	10,086	10,086	-	-
Federal funds sold	1,700	1,700	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	397,886	-	397,886	-
Securities held-to-maturity	21,985	-	22,263	-
Loans held for sale	354	-	354	-
Loans, net	644,118	-	-	650,770
Accrued interest receivable	4,337	-	4,337	-
Financial liabilities
Noninterest-bearing deposits	204,358	204,358	-	-
Interest bearing deposits	815,597	-	816,022	-
Repurchase agreements	22,834	-	22,834	-
Accrued interest payable	613	-	613	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit	-	-	-	-

NOTE 5 – SECURITIES

The amortized cost and estimated fair value of securities at June 30, 2015 and December 31, 2014 were as follows:

	Amortized	Gross unrealized		Fair
June 30, 2015	cost	Gains	Losses	value
	(dollars in thousands)

Available-for-sale securities
U.S. government agencies	$182,193	$138	$(1,861)	$180,470
U.S. government sponsored agency mortgage-backed securities	157,304	35	(4,338)	153,001
States and political subdivisions	64,506	1,135	(1,021)	64,620
Corporate bonds	22,340	101	(68)	22,373
	$426,343	$1,409	$(7,288)	$420,464

Held-to-maturity securities
States and political subdivisions	$7,410	$55	$-	$7,465

	Amortized	Gross unrealized		Fair
December 31, 2014	cost	Gains	Losses	value
	(dollars in thousands)

Available-for-sale securities
U.S. government agencies	$162,289	$50	$(3,085)	$159,254
U.S. government sponsored agency mortgage-backed securities	172,035	64	(4,129)	167,970
States and political subdivisions	51,374	1,658	(150)	52,882
Corporate bonds	17,705	129	(54)	17,780
	$403,403	$1,901	$(7,418)	$397,886

Held-to-maturity securities
States and political subdivisions	$21,985	$278	$-	$22,263

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and December 31, 2014 was $335.6 million and $326.0 million, respectively, which was 78% and 78%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio. The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income. As of June 30, 2015, management did not consider any of the investments in its investment portfolio to have OTTI.

NOTE 5 – SECURITIES (continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

June 30, 2015	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Type of security
U.S. government agencies	$81,903	$(557)	$59,872	$(1,304)	$141,775	$(1,861)
U.S. government sponsored agency mortgage backed securities	48,129	(923)	97,415	(3,415)	145,544	(4,338)
States and political subdivisions	36,735	(998)	449	(23)	37,184	(1,021)
Corporate bonds	9,501	(53)	1,620	(15)	11,121	(68)
	$176,268	$(2,531)	$159,356	$(4,757)	$335,624	$(7,288)

December 31, 2014	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Type of security
U.S. government agencies	$46,977	$(219)	$104,815	$(2,866)	$151,792	$(3,085)
U.S. government sponsored agency mortgage backed securities	21,339	(77)	128,935	(4,052)	150,274	(4,129)
States and political subdivisions	14,539	(142)	1,418	(8)	15,957	(150)
Corporate bonds	4,783	(17)	3,207	(37)	7,990	(54)
	$87,638	$(455)	$238,375	$(6,963)	$326,013	$(7,418)

As shown in the table above, at June 30, 2015, the Company had approximately $7.3 million in unrealized losses on $335.6 million of securities. The unrealized loss positions are most significant in three types of securities: U.S. government agencies, U.S. government sponsored agency mortgage backed securities and states and political subdivisions. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a change to earnings and a new cost basis for the security will be established.

NOTE 5 – SECURITIES (continued)

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
June 30, 2015	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(dollars in thousands)
Within one year	$2,970	$2,981	$2,110	$2,125
One to five years	139,821	139,755	1,373	1,393
Five to ten years	92,712	91,627	3,927	3,947
After ten years	33,536	33,100	-	-
Mortgage-backed securities	157,304	153,001	-	-
Total	$426,343	$420,464	$7,410	$7,465

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $264.9 million at June 30, 2015 and $217.2 million at December 31, 2014. The balance of pledged securities in excess of the pledging requirements was $26.9 million and $20.1 million at June 30, 2015 and December 31, 2014, respectively.

The book value of securities sold under agreements to repurchase amounted to $35.5 million at June 30, 2015 and $35.0 million at December 31, 2014.

The gross realized gains and losses recognized in income are reflected in the following table:

	For the six months ended June 30,
	2015	2014
	(dollars in thousands)

Gross gains recognized on sales of securities	$306	$605
Gross losses recognized on sales of securities	(36)	(58)
Net realized gains on sales of securities available-for-sale	$270	$547

	For the three months ended June 30,
	2015	2014
	(dollars in thousands)

Gross gains recognized on sales of securities	$-	$560
Gross losses recognized on sales of securities	-	(58)
Net realized gains on sales of securities available-for-sale	$-	$502

NOTE 6 – LOANS

The following table presents the Corporation’s loans by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Commercial:
Commercial and industrial	$118,952	$99,788
Non-farm, non-residential real estate	159,526	163,461
Construction and development	47,482	50,424
Commercial loans secured by real estate	23,706	27,937
Other commercial	53,350	41,185
Total commercial	403,016	382,795
Retail:
Consumer	9,544	9,536
Single family residential	240,268	229,559
Other retail	32,574	30,162
Total retail	282,386	269,257
	685,402	652,052
Less:
Allowance for possible loan losses	(8,593)	(7,934)
Total net loans	$676,809	$644,118

The amount of capitalized fees and costs calculated in accordance with ASC 310-20 included in the above loan totals were $985,000 and $976,000 at June 30, 2015 and December 31, 2014, respectively.

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of credit risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing, and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding a borrower’s ability to operate profitably and expand its business prudently. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

NOTE 6 – LOANS (continued)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2015, approximately 47% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

With respect to loans to developers and builders (construction and development) that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because of their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Company originates consumer retail loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer retail loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Company contracts with a third party vendor to perform loan reviews. The Company reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

A concentration of credit occurs when obligations, direct or indirect, of the same or affiliated interests represent 15% or more of the Company’s capital structure. The Company’s geographic market area imposes some limitations regarding loan diversification and lending to qualified borrowers within the Company’s market area will naturally cause concentrations of real estate loans in the primary communities served and loans to employees of major employers in the area.

NOTE 6 – LOANS (continued)

All closed-end commercial loans (excluding loans secured by real estate) are charged off no later than 90 days delinquent. If a loan is considered uncollectable, it is charged off earlier than 90 days delinquent. When a commercial loan secured by real estate is past due, a current assessment of the value of the real estate is made. If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual with a specific reserve equal to the difference between book value and fair value assigned to the credit until such time as the property has been foreclosed upon. When the foreclosed property has been legally assigned to the Company, a charge-off is taken with the remaining balance, which reflects the fair value less estimated costs to sell, transferred to other real estate owned.

All closed-end consumer loans (excluding conventional 1-4 family residential loans and installment and revolving loans secured by real estate) are charged off no later than 120 days (five monthly payments) delinquent. If a loan is considered uncollectable, it is charged off earlier than 120 days delinquent. For conventional 1-4 family residential loans and installment and revolving loans secured by real estate, when a loan is 90 days past due, a current assessment of the value of the real estate is made. If the balance of the loan exceeds the fair value of the property, the loan is placed on nonaccrual and foreclosure proceedings are initiated. When the foreclosed property has been legally assigned to the Company, a charge-off is taken with the remaining balance reflecting the fair value less estimated costs to sell transferred to other real estate owned.

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower. Loans that were 90 days or more past due that were not included in nonaccrual loans were $43,000 and $97,000, as of June 30, 2015 and December 31, 2014, respectively.

NOTE 6 – LOANS (continued)

The following tables provide details regarding the aging of the Company’s loan portfolio as of June 30, 2015 and December 31, 2014:

		90 days and
	30 - 89 days	greater past
June 30, 2015	past due	due	Total past due	Current	Total loans
	(dollars in thousands)
Retail:
Consumer	$252	$28	$280	$9,264	$9,544
Single family residential	628	344	972	239,296	240,268
Other retail	-	-	-	32,574	32,574
Retail total	880	372	1,252	281,134	282,386
Commercial:
Commercial and industrial	10	42	52	118,900	118,952
Non-farm, non-residential real estate	282	16	298	159,228	159,526
Construction and development	1	-	1	47,481	47,482
Commercial loans secured by real estate	19	169	188	23,518	23,706
Other commercial	57	-	57	53,293	53,350
Commercial total	369	227	596	402,420	403,016
Total	$1,249	$599	$1,848	$683,554	$685,402

		90 days and
	30 - 89 days	greater past
December 31, 2014	past due	due	Total past due	Current	Total loans
	(dollars in thousands)
Retail:
Consumer	$79	$42	$121	$9,415	$9,536
Single family residential	2,756	464	3,220	226,339	229,559
Other retail	-	-	-	30,162	30,162
Retail total	2,835	506	3,341	265,916	269,257
Commercial:
Commercial and industrial	326	1,428	1,754	98,034	99,788
Non-farm, non-residential real estate	558	330	888	162,573	163,461
Construction and development	-	-	-	50,424	50,424
Commercial loans secured by real estate	148	172	320	27,617	27,937
Other commercial	10	1,092	1,102	40,083	41,185
Commercial total	1,042	3,022	4,064	378,731	382,795
Total	$3,877	$3,528	$7,405	$644,647	$652,052

NOTE 6 – LOANS (continued)

The following tables summarize the impaired loans by loan type as of June 30, 2015, December 31, 2014 and June 30, 2014:

				Total recorded investment
	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance			Average recorded investment year to date

					Related allowance		Interest received	Interest accrued
June 30, 2015
	(dollars in thousands)
Commercial:
Commercial and industrial	$556	$86	$229	$315	$10	$338	$7	$15
Non-farm, non-residential real estate	415	362	21	383	-	395	6	10
Commercial loans secured by real estate	370	78	169	247	30	257	11	13
Other commercial	-	-	-	-	-	-	-	-
Commercial total	1,341	526	419	945	40	990	24	38
Retail:
Single family residential	2,171	669	1,128	1,797	113	1,838	52	56
Other retail	30	-	30	30	-	27	1	1
Retail total	2,201	669	1,158	1,827	113	1,865	53	57
Total	$3,542	$1,195	$1,577	$2,772	$153	$2,885	$77	$95

	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance			Average recorded investment year to date
				Total recorded investment
					Related allowance		Interest received	Interest accrued
December 31, 2014
	(dollars in thousands)
Commercial:
Commercial and industrial	$3,760	$2,734	$217	$2,951	$9	$3,230	$97	$207
Non-farm, non-residential real estate	3,720	3,241	-	3,241	-	3,570	213	212
Commercial loans secured by real estate	1,053	564	166	730	33	826	67	77
Other commercial	1,256	1,092	-	1,092	-	1,171	89	84
Commercial total	9,789	7,631	383	8,014	42	8,797	466	580
Retail:
Single family residential	1,094	539	439	978	10	786	44	42
Other retail	425	411	-	411	-	369	17	19
Retail total	1,519	950	439	1,389	10	1,155	61	61
Total	$11,308	$8,581	$822	$9,403	$52	$9,952	$527	$641

	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance			Average recorded investment year to date
				Total recorded investment
					Related allowance		Interest received	Interest accrued
June 30, 2014
	(dollars in thousands)
Commercial:
Commercial and industrial	$2,847	$1,995	$226	$2,221	$14	$2,247	$2,267	$28
Non-farm, non-residential real estate	9,994	3,998	5,425	9,423	1,217	9,533	9,650	245
Construction and development	250	250	-	250	-	250	282	8
Other commercial	3,392	2,801	173	2,974	29	3,040	3,151	104
Commercial total	16,483	9,044	5,824	14,868	1,260	15,070	15,350	385
Retail:
Single family residential	1,270	429	728	1,157	118	1,163	1,171	26
Retail total	1,270	429	728	1,157	118	1,163	1,171	26
Total	$17,753	$9,473	$6,552	$16,025	$1,378	$16,233	$16,521	$411

NOTE 6 – LOANS (continued)

The following table summarizes the nonaccrual loans by loan type as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Retail:
Consumer	$29	$42
Single family residential	1,554	2,237
Retail total	1,583	2,279
Commercial:
Commercial and industrial	315	1,428
Non-farm, non-residential real estate	383	409
Commercial loans secured by real estate	169	172
Other commercial	-	1,092
Commercial total	867	3,101
Total	$2,450	$5,380

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Troubled Debt Restructurings. Included in certain categories of impaired loans are certain loans that have been modified in a troubled debt restructuring where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal or interest payments, regardless of the period of the modification. All of the loans identified as troubled debt restructuring were modified as a result of financial stress of the borrower. In order to determine if a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future with the modification. This evaluation is performed under the Company’s internal underwriting policy.

When the Company modifies loans in a troubled debt restructuring, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Company evaluates all troubled debt restructuring, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

NOTE 6 – LOANS (continued)

During the three months ended June 30, 2015, there were no loans modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, or forbearances. In addition, there were no troubled debt restructuring loans that subsequently defaulted during the six months ended June 30, 2015, 2014 and year ended December 31, 2014, that have been restructured within the past 12 months.

Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and six months ended June 30, 2015, 2014 and year ended December 31, 2014:

	Six months ended June 30, 2015
	(dollars in thousands)
			Net charge-offs
	Number of	Post-modification	resulting from
	loans	outstanding balance	modifications
Retail:
Single family residential	1	$33	$-
Total troubled debt restructurings	1	$33	$-

	Year ended December 31, 2014
	(dollars in thousands)
			Net charge-offs
	Number of	Post-modification	resulting from
Commercial:	loans	outstanding balance	modifications
Nonfarm, non-residential real estate	1	$4,357	-
Retail:
Single family residential	1	316	3
Total troubled debt restructurings	2	$4,673	$3

NOTE 6 – LOANS (continued)

	Three months ended June 30, 2014
			Net charge-offs
	Number of	Post-modification	resulting from
	loans	outstanding balance	modifications
	(dollars in thousands)
Commercial:
Nonfarm nonresidential	1	$4,357	$-
Total troubled debt restructurings	1	$4,357	$-

	Six months ended June 30, 2014
	(dollars in thousands)
			Net charge-offs
	Number of	Post-modification	resulting from
	loans	outstanding balance	modifications
Commercial:
Nonfarm nonresidential	1	$4,357	$-
Total troubled debt restructurings	1	$4,357	$-

The loan’s accrual status is assessed at the time of its modification. As a result of the assessment, the accrual status may be modified. Commercial and retail loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a troubled debt restructuring subsequently default, the Company evaluates the loan for possible further impairment. The Company has had no loans modified in a troubled debt restructuring that have subsequently defaulted. The allowance for loan and lease losses (“ALLL”) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. The Company considers a loan in default when it is 90 days or more past due and still accruing or transferred to nonaccrual status.

As of June 30, 2015 and December 31, 2014, the Company had no consumer mortgage loans secured by residential real estate properties for which formal proceedings are in process according to location requirement of the applicable jurisdiction.

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in the State of Tennessee.

NOTE 6 – LOANS (continued)

The Company uses a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 through 8. A description of the general characteristics of the eight risk grades is as follows:

Risk Rating 1 – Minimal Risk – Loans in this category are secured by a cash deposit and are substantially risk free.

Risk Rating 2 – Modest Risk – Loans in this category have borrowers that show profitability, liquidity, and capitalization better than industry norms and a strong market position in the region. The borrower of these loans have a proven history of profitability and financial stability, along with an abundance of financeable assets available to protect the Bank’s position.

Risk Rating 3 – Average Risk – Loans in this category have borrowers that show a stable earnings history and financial condition in line with industry norms. The borrower’s liquidity and leverage are in line with industry norms. The credit extension is considered sound, however, elements may be present which suggest the borrower may not be free from temporary impairments in the future.

Risk Rating 4 – Acceptable Risk – Loans in this category have sound risk profiles, in which the borrower shows satisfactory asset quality and liquidity, good debt capacity and coverage and good management in critical positions.

Risk Rating 5 – Pass/Watch – Loans in this category require a heightened level of supervision. The borrower may exhibit declining earnings, strained cash flow, increasing leverage or weakening market positions that indicate a trend toward an unacceptable risk. The borrowers liquidity, leverage and earnings performance is below or trending below industry norms.

Risk Rating 6 – Special Mention – Loans in this category are not currently adequate. These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Risk Rating 7 – Substandard – Loans in this category are inadequately protected by the current sound worth and paying capacity of the obligor of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Risk Rating 8 – Doubtful – Loans in this category have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

NOTE 6 – LOANS (continued)

The following tables present risk grades and classified loans by class of commercial loan in the Company’s portfolios as of June 30, 2015 and December 31, 2014:

June 30, 2015
Commercial loan portfolio: Credit risk profile by internally assigned grade	Commercial and industrial	Non-farm, non- residential real estate	Construction and development	Commercial loans secured by real estate	Other commercial	Commercial loan totals
	(dollars in thousands)
Risk rating 1 – minimal risk	$860	$382	$-	$108	$20	$1,370
Risk rating 2 – modest risk	4,544	305	-	-	41,548	46,397
Risk rating 3 – average risk	53,936	45,866	18,328	2,559	6,762	127,451
Risk rating 4 – acceptable risk	55,329	100,355	26,889	20,277	4,856	207,706
Risk rating 5 – pass/watch	3,950	11,416	2,265	621	-	18,252
Risk rating 6 – special mention	-	533	-	44	164	741
Risk rating 7 – substandard	333	669	-	97	-	1,099
Risk rating 8 – doubtful	-	-	-	-	-	-
TOTALS	$118,952	$159,526	$47,482	$23,706	$53,350	$403,016

Retail loan portfolio: Credit risk profiles based on delinquency status classification
		Single family		Retail loan
	Consumer	residential**	Other retail	totals
	(dollars in thousands)
Performing - risk ratings 1 - 6	$9,517	$237,860	$32,517	$279,894
Nonperforming - risk rating 7*	27	2,408	57	2,492
Risk rating 8 - doubtful	-	-	-	-
TOTALS	$9,544	$240,268	$32,574	$282,386

*Loans are classified as nonperforming loans and are automatically placed on nonaccrual status once they reach 90 days past due. For the purposes of this table all nonperforming loans are included in risk rating 7.

**Single family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOC’s)

NOTE 6 – LOANS (continued)

December 31, 2014
Commercial loan portfolio: Credit risk profile by internally assigned grade	Commercial and industrial	Non-farm, non- residential real estate	Construction and development	Commercial loans secured by real estate	Other commercial	Commercial loan totals
	(dollars in thousands)
Risk rating 1 – minimal risk	$1,004	$466	$-	$113	$1	$1,584
Risk rating 2 – modest risk	3,908	314		-	30,408	34,630
Risk rating 3 – average risk	47,047	46,784	18,903	4,700	5,712	123,146
Risk rating 4 – acceptable risk	42,116	101,809	29,808	21,682	3,802	199,217
Risk rating 5 – pass/watch	3,143	9,763	1,713	1,115	-	15,734
Risk rating 6 – special mention	-	958	-	-	170	1,128
Risk rating 7 – substandard	2,570	3,367	-	327	1,092	7,356
Risk rating 8 – doubtful	-	-	-	-	-	-
TOTALS	$99,788	$163,461	$50,424	$27,937	$41,185	$382,795

Retail loan portfolio: Credit risk profiles based on delinquency status classification
		Single family		Retail loan
	Consumer	residential**	Other retail	totals
	(dollars in thousands)
Risk ratings 1 - 6	$9,494	$226,637	$29,683	$265,814
Nonperforming - risk rating 7*	42	2,922	479	3,443
Risk rating 8 - doubtful	-	-	-	-
TOTALS	$9,536	$229,559	$30,162	$269,257

*Loans are classified as nonperforming loans and are automatically placed on nonaccrual status once they reach 90 days past due. For the purposes of this table all nonperforming loans are included in risk rating 7.

**Single family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines ofcredit (HELOC’s).

Allowance for Loan and Lease Losses. The allowance for loan and lease losses, “ALLL”, is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables (“ASC Topic 310”) and allowance allocations calculated in accordance with ASC Topic 450, Contingencies (“ASC Topic 450”). Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan and lease losses reflects loan quality trends, including the levels of and trends related to nonaccruals loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan and lease losses also reflects the totality of actions taken on all loans for a particular period. Therefore, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

NOTE 6 – LOANS (continued)

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the loan portfolio, the economy, and changes in interest.

The Company’s ALLL consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and average balance of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

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

The ALLL is maintained at a level considered adequate to provide for the losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

NOTE 6 – LOANS (continued)

The following tables summarize the allocation in the ALLL by loan segment for the three and six months ended June 30, 2015 and 2014 and the year ended December 31, 2014:

			Consumer and other
Three months ended		Single family
June 30, 2015	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$6,739	$1,041	$164	$7,977
Less: charge-offs	-	-	(5)	(5)
Add: recoveries	645	4	5	654
Add: provisions	-	-	-	-
Ending balance	$7,384	$1,045	$164	$8,593

			Consumer and other
Six months ended		Single family
June 30, 2015	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$6,719	$1,053	$162	$7,934
Less: charge-offs	-	(16)	(6)	(22)
Add: recoveries	665	8	8	681
Add: provisions	-	-	-	-
Ending balance	$7,384	$1,045	$164	$8,593

			Consumer and other
		Single family
December 31, 2014	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$7,359	$1,084	$152	$8,595
Less: charge-offs	(739)	(41)	(11)	(791)
Add: recoveries	99	10	21	130
Add: provisions	-	-	-	-
Ending balance	$6,719	$1,053	$162	$7,934

			Consumer and other
Three months ended		Single family
June 30, 2014	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$7,373	$1,085	$163	$8,624
Less: charge-offs	-	(4)	(6)	(10)
Add: recoveries	22	1	1	24
Add: provisions	-	-	-	-
Ending balance	$7,395	$1,082	$158	$8,635

NOTE 6 – LOANS (continued)

			Consumer and other
Six months ended		Single family
June 30, 2014	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$7,359	$1,084	$152	$8,595
Less: charge-offs	-	(4)	(6)	(10)
Add: recoveries	36	2	12	50
Add: provisions	-	-	-	-
Ending balance	$7,395	$1,082	$158	$8,635

The following tables detail the amount of the ALLL allocated to each portfolio segment as of June 30, 2015, December 31, 2014 and June 30, 2014, disaggregated on the basis of the Corporation’s impairment methodology:

		Single family	Consumer and
June 30, 2015	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$40	$113	$-	$153
Loans collectively evaluated for impairment	7,344	932	164	8,440
Total	$7,384	$1,045	$164	$8,593

		Single family	Consumer and
December 31, 2014	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$42	$10	$-	$52
Loans collectively evaluated for impairment	6,677	1,043	162	7,882
Total	$6,719	$1,053	$162	$7,934

		Single family	Consumer and
June 30, 2014	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$1,260	$118	$-	$1,378
Loans collectively evaluated for impairment	6,135	964	158	7,257
Total	$7,395	$1,082	$158	$8,635

NOTE 6 – LOANS (continued)

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology:

		Single family	Consumer and
June 30, 2015	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$945	$1,797	$30	$2,772
Loans collectively evaluated for impairment	402,071	238,471	42,088	682,630
Ending Balance	$403,016	$240,268	$42,118	$685,402

		Single family	Consumer and
December 31, 2014	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$8,014	$978	$411	$9,403
Loans collectively evaluated for impairment	374,781	228,170	39,698	642,649
Ending Balance	$382,795	$229,148	$40,109	$652,052

		Single family	Consumer and
June 30, 2014	Commercial	residential	other retail	Totals
Loans individually evaluated for impairment	$14,868	$1,157	$-	$16,025
Loans collectively evaluated for impairment	342,655	220,999	39,008	602,662
Ending Balance	$357,523	$222,156	$39,008	$618,687

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as secured borrowings and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty’s custodial account. The Company has the right to sell or repledge the investment securities.  The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2015, disaggregated by the class of collateral pledged.

June 30, 2015	Overnight & Continuous
(dollars in thousands)

Class of collateral pledged:
U.S. government agencies	$26,406
U.S. government sponsored agency mortgage backed securities	-
States and political sub divisions	-
Corporate bonds	-
$26,406
35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements. Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “could,” “would,” “expect,” “believe,” “intend,” “may,” “will,” “can,” or “should” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s valuation methodologies, contributions to the Company’s post-retirement benefit plan and returns on the plan’s assets, characterization of accrual and nonaccrual loans, concessions granted for troubled debt restructurings, impairment of securities, repayment of loans, loan portfolio concentrations, fair value of impaired loans, satisfaction of capital adequacy requirements, risk rating classifications of loans, calculation of our allowance for loan and lease losses (“ALLL”), adequacy of traditional sources of cash generated from operating activities to meet liquidity needs, the impact of various factors on net interest income and the realization of deferred income tax assets. We caution you not to place undue reliance on such forward-looking statements in this report because results could differ materially from those anticipated due to a variety of factors. These factors include, but are not limited to, conditions in the financial market, liquidity, the sufficiency of our ALLL, economic conditions in the communities in the State of Tennessee where the Company does business, the impact of government regulation and supervision, interest rate risk, including changes in monetary policy and fluctuating interest rates, the Company’s ability to attract and retain key personnel, competition from other financial services providers, recent legislation and regulations impacting service fees, the Company’s ability to pay dividends, the availability of additional capital on favorable terms, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, security breaches and other disruptions and other factors detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General. First Farmers and Merchants Corporation (the “Company”) is a $1.2 billion bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”). The Bank, through its 19 banking locations, is primarily engaged in providing a full range of banking and financial services, including lending, investing of funds, deposits, trust and wealth management operations, and other financing activities to individual and corporate customers in the Middle Tennessee area.

Critical Accounting Policies. The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles (“GAAP”) and with general practices within the banking industry. There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General. At June 30, 2015, the consolidated total assets of the Company were $1.213 billion, its consolidated gross loans were $685.4 million, its total deposits were $1.057 billion and its total shareholders’ equity was $115.5 million. The Company’s loan portfolio at June 30, 2015 reflected an increase of $33.4 million, or 5.1%, compared to December 31, 2014. Total deposits increased $36.8 million, or 3.6%, and shareholders’ equity increased by $941,000, or 0.8% during the first six months of 2015.

Securities. Available-for-sale securities are an integral part of the asset/liability management process of the Company. Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Company’s operating and tax plans, shifting yield spread relationships and changes in the yield curve. At June 30, 2015, the Company’s investment securities portfolio had $420.5 million of available-for-sale securities, which are valued at fair market value, and $7.4 million of held-to-maturity securities, which are valued at amortized cost on the balance sheet. These compare to $397.9 million of available-for-sale securities and $22.0 million of held-to-maturity securities as of December 31, 2014.

Loans and Loan Losses. The loan portfolio is the largest component of earning assets for the Company and, consequently, provides the largest amount of revenue for the Company. The loan portfolio also contains the highest exposure to risk as a result of the possibility of unexpected deterioration in the credit quality of borrowers. When analyzing potential loans, management of the Company assesses both interest rate objectives and credit quality objectives in determining whether to make a given loan and the appropriate pricing for that loan. All loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Collateral requirements for the loan portfolio are based on credit evaluation of the borrowers. The goal of the Company is to diversify loans to avoid a concentration of credit in a specific industry, person, entity, product, service, or any area vulnerable to a tax law change or an economic event.

Total loans outstanding increased by $33.4 million, or 5.1%, to $685.4 million at June 30, 2015 compared to December 31, 2014. More specifically, commercial loans increased by $20.2 million, or 5.3%, for the first six months of 2015, and retail loans increased by $13.1 million, or 4.9%. Loan demand has remained strong during the first six months of 2015, specifically in the commercial and industrial and single family residential portfolios.

The ALLL is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Loans identified with losses by management are promptly charged off, and consumer loan accounts are charged off automatically based on regulatory requirements. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310 and ASC Topic 450. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan and lease losses reflects loan quality trends, including the levels of and trends related to nonaccruals loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan and lease losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. At June 30, 2015, the ALLL represented 1.25% of total loans outstanding compared to 1.22% at December 31, 2014. See Note 6 to the Condensed Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Delinquencies and Nonperforming Loans. The Company follows a formal process to provide control over the underwriting of loans and to monitor loan collectability. This process includes education and training of personnel about the Company’s loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews. The Company’s special assets department identifies and monitors assets that need special attention. At June 30, 2015, this process identified loans totaling $741,000 that were classified as other assets especially mentioned compared to loans totaling $1.1 million at December 31, 2014. Loans totaling $3.6 million were classified as substandard at June 30, 2015, compared to loans totaling $10.8 million at December 31, 2014. There were no loans classified as doubtful at June 30, 2015 and December 31, 2014.

Loans having a recorded balance of $2.8 million and $9.4 million at June 30, 2015 and December 31, 2014, respectively, have been identified as impaired. Nonaccrual loans amounting to $2.5 million and $5.4 million at June 30, 2015 and December 31, 2014, respectively, were not accruing interest.

Deposits. The Company does not have any foreign offices and all deposits are serviced in its 19 banking locations. The Company’s total deposits increased $36.8 million, or 3.6%, during the first six months of 2015. Total noninterest-bearing deposits were 20.8% of total deposits at June 30, 2015, contributing to the Company’s low cost of deposits, compared to 20.0% at December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company is required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Most of the capital needs of the Company historically have been met with retained earnings.

The Company and the Bank are subject to Tennessee statutes and regulations that impose restrictions on the amount of dividends that may be declared. Furthermore, any dividend payments are subject to the continuing ability of the Company to maintain its compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution. The Company’s Board of Directors has adopted a liquidity policy that outlines specific liquidity target balances. Compliance with this policy is reviewed quarterly by the Company’s Asset/Liability Committee (“ALCO”) and results are reported to the Company’s Board of Directors.

The Company’s formal asset and liability management process is used to manage interest rate risk and assist management in maintaining reasonable stability in the gross interest margin as a result of changes in the level of interest rates and/or the spread relationships among interest rates. The Company uses an earnings simulation model to evaluate the impact of different interest rate scenarios on the gross margin. Each quarter, the ALCO monitors the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities (interest rate sensitivity), which is the principal factor in determining the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest bearing liabilities are financial instruments that can be re-priced to current market rates within a defined time period.

Management believes that the Company’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Company also has access to additional liquidity, if necessary, from lines of credit extended to us from our correspondent banks and/or the FHLB. At June 30, 2015, the Company has $127.4 million of borrowing capacity with FHLB with no outstanding advances. The Company has additional sources of borrowings which include $40 million in federal funds lines of credits with various correspondent banks, $5.4 million in available Federal Reserve discount window lines of credit, and a borrowing line with the Federal Reserve Bank, for which certain commercial and industrial loans are pledged of $63.0 million.

The consolidated statements of cash flows for the six months ended June 30, 2015 detail cash flows from operating, investing and financing activities. At June 30, 2015, net cash provided by financing and operating activities was $36.2 million and $7.0 million, respectively, offset in part by net cash used in investing activities of $42.1 million resulting in a net increase in cash and due from banks of $1.1 million to $31.4 million.

Regulatory Requirement for Capital

The Company and the Bank are subject to federal regulatory risk-based capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could have a material adverse effect on the operating results and financial condition of the Company and the Bank. The applicable regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under capital adequacy guidelines and the BASEL III regulatory capital framework, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Actual capital amounts and ratios are presented in the table below. Management believes, as of June 30, 2015, that the Company and the Bank met the guidelines to which they were subject.

(Dollars in thousands)		Actual		Minimum capital requirement		Minimum to be well capitalized
At June 30, 2015		Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 (to Risk weighted
assets)	Consolidated	$ 108,810	13.7%	$35,850	4.5%	-	-
	Bank	105,663	13.3%	35,645	4.5%	51,487	6.5%
Total capital (to Risk weighted
assets)	Consolidated	117,403	14.7%	63,733	8.0%	-	-
	Bank	114,256	14.4%	63,369	8.0%	79,211	10.0%
Tier 1 capital (to Risk weighted
assets)	Consolidated	108,810	13.7%	47,800	6.0%	-	-
	Bank	105,663	13.3%	47,527	6.0%	63,369	8.0%
Tier 1 capital (to Average
assets)	Consolidated	108,810	9.1%	47,645	4.0%	-	-
	Bank	105,663	8.9%	47,466	4.0%	59,332	5.0%

Comparison of Operating Results for the Three and Six Month Periods ended June 30, 2015 and 2014

General. During the three and six months ended June 30, 2015, net income was $2.7 million and $5.3 million, respectively, compared to $2.6 million and $4.9 million, respectively, for the same periods in 2014. Earnings per share for the three and six months ended June 30, 2015 were $0.56 and $1.09, respectively, compared to $0.52 and $0.97, respectively, for the same periods in 2014. The improvement in operating results for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily driven by improved interest income on loans and securities offset in part by growth in noninterest expense.

Interest Income. Total interest income for the three and six months ended June 30, 2015 was $9.7 million and $19.0 million, respectively, compared to $9.1 million and $18.1 million, respectively, for the same periods in 2014. The increase was driven by growth in average interest-earning assets. During the three and six months ended June 30, 2015, interest and fees earned on loans were $7.6 million and $14.8 million, respectively, an increase of $615,000 and $847,000, respectively, compared to the same periods in 2014. Increased loan volume, driven by growth in the northern counties within the Company’s service area, as well as more competitive pricing was the primary reason for higher interest income. During the three and six months ended June 30, 2015, interest earned on investment securities and other earning assets was $2.1 million and $4.2 million, respectively, an increase of $2,000 and $32,000, respectively compared to the same periods in 2014. The increase in interest earned on investment securities was primarily due to growth in the balance of investment securities.

Interest Expense. Total interest expense in the three and six months ended June 30, 2015 was $556,000 and $1.1 million, respectively, a decrease of $67,000 and $121,000, respectively, compared to the same periods in 2014. The Company has been successful in managing and maintaining a low cost of funding.

Provision for Loan Losses. No additions were made to the provision for loan and lease losses for the three and six months ended June 30, 2015 and 2014, respectively, driven by continued improvement in charge-off trends coupled with improved credit quality metrics. For further information on the loan portfolio and allowance for loan losses, see Delinquencies and Nonperforming Loans of this section and Note 6 of the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.
40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income. During the three and six months ended June 30, 2015, noninterest income was $2.8 million and $5.7 million, respectively, a decrease of $317,000 and 83,000, respectively compared to the same periods in 2014. The decline in noninterest income was primarily driven by reductions in the gain on sale of available-for-sale securities for the three and six months ended June 30, 2015 of $502,000 and $277,000, respectively, compared to the same periods in 2014.

Noninterest Expense. During the three and six months ended June 30, 2015, noninterest expense was $8.6 million and $16.6 million, respectively, an increase of $526,000 and $458,000, respectively, compared to the same periods in 2014. The increase in noninterest expense was primarily driven by increased legal and professional fees for the three and six months ended June 30, 2015 of $268,000 and $391,000, respectively, compared to the same periods in 2014 driven by our continued investment in our expanding banking footprint.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in those financial instruments. Loan commitments are agreements to lend to a customer as long as there is not a violation of any condition established in the loan commitment contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in making a loan.

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at June 30, 2015 were $168.0 million and $7.5 million, respectively. At June 30, 2015, the Company and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Asset and Liability Management and Market Risk

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.

ALCO reviews the actual dollar change in net interest income for different interest rate movements. ALCO has oversight over the asset-liability management of the Company. This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity. A negative dollar change in net interest income for a 12-month and 24-month period of less than 10.0% of net interest income given a 100 to 200 basis point shift in interest rates is considered an acceptable rate risk position. The rate risk analysis for the 24-month period beginning July 1, 2015 and ending June 30, 2017 showed a worst-case potential change to net interest income, in the very unlikely event of a negative 100 basis point shift in interest rates, of 5.6%, or a decrease in net interest income of $1.9 million by the end of the period. In a more likely scenario, the rate risk analysis for the 24-month period beginning July 1, 2015 and ending June 30, 2017 showed a worst-case potential change to net interest income, in the event of a 200 basis point shift in interest rates, of 2.2%, or an increase of $1.5 million by the end of the period.

Net interest income of the Company on a fully taxable equivalent basis is influenced primarily by changes in:

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

Quarterly Financial Summary – Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the three months ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Results of Operations:	(dollars in thousands, except per share data)

Interest income	$9,720	$9,303	$9,284	$9,351	$9,103
Interest expense	556	565	580	605	623
Net interest income	9,164	8,738	8,704	8,746	8,480
Provision for possible loan losses, net	-	-	-	-	-
Noninterest income	2,774	2,885	2,808	3,177	3,091
Noninterest expense	8,559	8,030	7,984	8,166	8,033
Income before income taxes	3,379	3,593	3,528	3,757	3,538
Income taxes	677	976	871	1,031	941
Net income for common shareholders	$2,702	$2,617	$2,657	$2,726	$2,597
Per Share Data:
Earnings per share	$0.56	$0.53	$0.54	$0.55	$0.52
Weighted average shares outstanding per
quarter	4,853,265	4,897,245	4,909,910	4,934,815	4,977,506

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The Company, with the participation of its management, including the Company’s Chief Financial Officer and Treasurer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Financial Officer and Treasurer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b)  Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings to which the Company or a subsidiary of the Company is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which the Company or any subsidiary of the Company is a party or of which any of their property is the subject.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Company’s common stock made by the Company during the second quarter of 2015:

COMPANY’S PURCHASES OF EQUITY SECURITIES

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average Price	as Part of Publicly	Shares that May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
April	––	––	––	157,175
May	––	––	––	157,175
June	44,032*	$27.00	––	157,175
Total	44,032*	$27.00	––	113,143

*Purchased through negotiated transactions with several third-party sellers.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Charter. (1)

3.2	Articles of Amendment to Charter. (1)

3.3	Third Amended and Restated Bylaws. (2)

10.1	Settlement and General Release Agreement by and between First Farmers and Merchants Bank and Patricia P. Bearden. (3)

10.2	Change in Control Agreement between Robert E. Krimmel and First Farmers and Merchants Bank. (4)

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

(2)	Incorporated by reference from the First Farmers and Merchants Corporation Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2015 (File Number 000-10972).

(3)	Incorporated by reference from the First Farmers and Merchants Corporation Form 10-Q, as filed with the Securities and Exchange Commission on May 11, 2015 (File Number 000-10972).

(4)	Incorporated by reference from the First Farmers and Merchants Corporation Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2015 (File Number 000-10972).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date:	August 7, 2015	By:	/s/ T. Randy Stevens
T. Randy Stevens
Chief Executive Officer
(Principal Executive Officer)
Date:	August 7, 2015	By:	/s/ Robert E. Krimmel
Robert E. Krimmel
Chief Financial Officer
(Principal Financial and Accounting Officer)

