Form 10-Q
period 2015-09-30
FIRST FARMERS & MERCHANTS CORP
filed 2015-11-06
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

[X] Yes         [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes   [  ] No

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

As of October 30, 2015, the registrant had 4,779,697 shares of common stock outstanding.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,
		2015	December 31,
	(dollars in thousands, except per share data)	(unaudited)	2014
ASSETS	Cash and due from banks	$20,302	$18,511
	Interest-bearing deposits	8,956	10,086
	Federal funds sold	-	1,700
	Total cash and cash equivalents	29,258	30,297
	Securities:
	Available-for-sale	403,366	397,886
	Held-to-maturity (fair market value $3,240
	and $22,263 as of September 30, 2015 and December 31, 2014,
	respectively)	3,210	21,985
	Total securities	406,576	419,871
	Loans, net of deferred fees	727,535	652,052
	Allowance for loan and lease losses	(8,585)	(7,934)
	Net loans	718,950	644,118
	Bank premises and equipment, net	25,741	25,773
	Other real estate owned	90	5
	Bank owned life insurance	26,447	26,176
	Goodwill	9,018	9,018
	Deferred tax asset	3,271	5,097
	Other assets	11,545	10,640
	TOTAL ASSETS	$1,230,896	$1,170,995
LIABILITIES	Deposits:
	Noninterest-bearing	$223,380	$204,358
	Interest-bearing	837,821	815,597
	Total deposits	1,061,201	1,019,955
	Federal funds purchased	11,515	-
	Securities sold under agreements to repurchase	24,936	22,834
	Accounts payable and accrued liabilities	13,282	13,622
	TOTAL LIABILITIES	1,110,934	1,056,411
SHAREHOLDERS’	Common stock - $10 par value per share, 8,000,000 shares
EQUITY	authorized; 4,779,697 and 4,900,576 shares issued
	and outstanding as of September 30, 2015 and
	December 31, 2014, respectively	47,797	49,006
	Retained earnings	71,831	67,609
	Accumulated other comprehensive income (loss)	239	(2,126)
	TOTAL SHAREHOLDERS’ EQUITY BEFORE
	NONCONTROLLING INTEREST - PREFERRED STOCK
	OF SUBSIDIARY	119,867	114,489
	Noncontrolling interest - preferred stock of subsidiary	95	95
	TOTAL SHAREHOLDERS’ EQUITY	119,962	114,584
	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,230,896	$1,170,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)
		Three months ended			Nine months ended
		September 30,			September 30,
(dollars in thousands, except per share data)		2015	2014	2015	2014
INTEREST AND	Interest and fees on loans	$7,815	$7,248	$22,604	$21,190
DIVIDEND	Income on investment securities:
INCOME	Taxable interest	1,422	1,469	4,385	4,230
	Exempt from federal income tax	530	578	1,692	1,867
	Dividends	50	56	160	209
	Total interest income	9,817	9,351	28,841	27,496
INTEREST	Interest on deposits	528	587	1,605	1,798
EXPENSE	Interest on other short-term borrowings	28	18	73	50
	Total interest expense	556	605	1,678	1,848
	Net interest income	9,261	8,746	27,163	25,648
	Provision for loan and lease losses	-	-	-	-
	Net interest income after provision	9,261	8,746	27,163	25,648
NONINTEREST	Gain on loans sold	77	86	190	180
INCOME	Trust department income	619	633	1,911	1,886
	Service fees on deposit accounts	1,695	1,681	4,916	4,845
	Brokerage fees	144	103	442	325
	Earnings on bank owned life insurance	99	104	271	293
	Gain (loss) on sale of securities	135	(7)	405	540
	Gain on foreclosed property	-	475	17	471
	Other noninterest income	138	102	414	379
	Total noninterest income	2,907	3,177	8,566	8,919
NONINTEREST	Salaries and employee benefits	4,654	4,483	13,701	13,380
EXPENSE	Net occupancy expense	566	510	1,638	1,453
	Depreciation expense	377	349	1,114	1,060
	Data processing expense	654	573	1,878	1,734
	Legal and professional fees	213	219	1,032	647
	Stationary and office supplies	68	74	229	229
	Advertising and promotions	307	376	903	1,055
	FDIC insurance premium expense	147	172	426	461
	Other real estate expense	1	17	1	68
	Other noninterest expense	1,537	1,393	4,183	4,202
	Total noninterest expense	8,524	8,166	25,105	24,289
	Income before taxes	3,644	3,757	10,624	10,278
	Provision for income taxes	925	1,031	2,578	2,685
	Net income before non-controlling interest -
	dividends on preferred stock of subsidiary	2,719	2,726	8,046	7,593
	Non-controlling interest - dividends on
	preferred stock subsidiary	-	-	8	8
	Net income for common shareholders	$2,719	$2,726	$8,038	$7,585
	Weighted average shares outstanding	4,808,352	4,934,895	4,852,628	4,977,091
	Basic earnings per share	$0.57	$0.55	$1.66	$1.52

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$2,719	$2,726	$8,038	$7,585
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of tax expense
(benefit) of $1,719 and ($475) for the three months ended and net of tax expense of $1,683 and $3,376 for the nine months ended
September 30, 2015 and 2014, respectively	2,745	(759)	2,688	5,393
Reclassification adjustment for realized (gains) losses included in
net income, net of tax effect	(83)	4	(249)	(332)
Reclassification adjustment for pension plan obligation included in
net income, net of tax effect	(25)	(30)	(74)	(89)

Other comprehensive income (loss)	2,637	(785)	2,365	4,972
Comprehensive income	5,356	1,941	10,403	12,557
Less: comprehensive income attributable to the noncontrolling interest	-	-	-	-
Total comprehensive income	$5,356	$1,941	$10,403	$12,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

		Nine months ended September 30,
		2015	2014
OPERATING	Net income available for common shareholders	$8,038	$7,585
ACTIVITIES	Adjustments to reconcile net income to net cash provided
	by operating activities
	Provision for depreciation and amortization of
	premises and equipment	1,114	1,060
	Deferred income tax	345	250
	Net securities gains	(405)	(540)
	Gain on loans sold	(190)	(180)
	Proceeds from sale of mortgage loans held for sale	11,828	7,913
	Funding of mortgage loans held for sale	(11,490)	(9,718)
	Gain on other real estate owned	(17)	(471)
	Loss on sale of assets	-	1
	Amortization of investment security premiums,
	net of accretion of discounts	874	818
	Increase in cash surrender value of life insurance contracts	(271)	(29)
	Changes in:
	Other assets	(1,053)	38
	Other liabilities	1,352	2,997
	Net cash provided by operating activities	10,125	9,724
INVESTING	Proceeds from sales of available-for-sale securities	60,449	24,389
ACTIVITIES	Proceeds from maturities and calls of available-for-sale securities	24,742	21,878
	Proceeds from maturities and calls of held-to-maturity securities	18,795	3,970
	Purchase of investment securities available-for-sale	(87,194)	(86,924)
	Net increase in loans	(74,922)	(10,543)
	Proceeds from sales of other real estate owned	22	912
	Purchases of premises and equipment	(1,082)	(1,294)
	Purchase of life insurance policy	-	(175)
	Net cash used in investing activities	(59,190)	(47,787)
FINANCING	Net increase in deposits	41,246	18,852
ACTIVITIES	Net increase in securities sold under agreements to repurchase	2,102	9,272
	Net increase in federal funds purchased	11,515	-
	Repurchase of common stock	(3,243)	(2,799)
	Cash dividends paid on common stock	(3,594)	(3,685)
	Net cash provided by financing activities	48,026	21,640
	Decrease in cash and cash equivalents	(1,039)	(16,423)
	Cash and cash equivalents at beginning of period	30,297	55,408
	Cash and cash equivalents at end of period	$29,258	$38,985
	Supplemental disclosures of cash flow information
	Cash paid during the period for:
	Interest paid	$1,780	$1,768
	Income taxes paid	2,220	1,929
	Real estate acquired in settlement of loans	90	5

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – First Farmers and Merchants Corporation (the “Company”) is a $1.2 billion bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Farmers and Merchants Bank (the “Bank”). The Bank is primarily engaged in providing a full range of banking and financial services, including lending, investing of funds, obtaining deposits, trust and wealth management operations and other financing activities to individual and corporate customers in the Middle Tennessee area. The Bank is subject to competition from other financial institutions. The Company and Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 states a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of Update 2014-09 for all entities by one year. As such, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

NOTE 1 – GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in ASU 2014-11 require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in ASU 2014-11 also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured. The Company adopted the amendments in this ASU 2014-11 effective January 1, 2015. As of September 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU 2014-11 did not have a material impact on the Company's Consolidated Financial Statements.

ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure. (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 was effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-14 did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications: Certain reclassifications considered to be immaterial have been made in the prior year consolidated financial statements to conform to current year presentation. These reclassifications had no effect on net income.

NOTE 2 – EARNINGS PER SHARE

Income per common share – Earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. The following is a summary of the basic net income per share calculation for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Numerator - Net income available to common shareholders	$2,719	$2,726	$8,038	$7,585
Denominator - Weighted average common shares outstanding	4,808,352	4,934,895	4,852,628	4,977,091
Basic net income per common share available to common shareholders	$0.57	$0.55	$1.66	$1.52

NOTE 3 – RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)

Amounts reclassified from AOCI and the affected line items in the statements of income during the periods ended September 30, 2015 and 2014 were as follows:

	Amounts reclassified from AOCI
	Three months ended
	September 30, 2015	September 30, 2014	Affected line item in the Statements of Income
	(dollars in thousands)
Unrealized gains on available-for-sale
securities
			Realized gains (losses) on sales of available-for-
	$135	$(7)	sale securities
	(52)	3	Tax (expense) benefit
	83	(4)	Net reclassified amount
Amortization of defined benefit pension items
	39	48	Total reclassified amount before tax
	(14)	(18)	Tax benefit
	25	30	Net reclassified amount
Total reclassifications out of AOCI	$108	$26

NOTE 3 – RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”)
(continued)

	Amounts reclassified from AOCI
	Nine months ended
	September 30, 2015	September 30, 2014	Affected line item in the Statements of Income
	(dollars in thousands)
Unrealized gains on available-for-sale
securities
			Realized gains on sales of available-for-sale
	$405	$540	securities
	(156)	(208)	Tax expense
	249	332	Net reclassified amount
Amortization of defined benefit pension items
	122	145	Total reclassified amount before tax
	(48)	(56)	Tax benefit
	74	89	Net reclassified amount
Total reclassifications out of AOCI	$323	$421

The components of AOCI included in shareholder’s equity are as follows:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Net unrealized losses on available-for-sale securities	$(1,552)	$(5,517)
Net actuarial gain on unfunded portion of postretirement benefit obligation	1,939	2,062
	387	(3,455)
Income tax (benefit) expense	(148)	1,329
Accumulated other comprehensive income (loss)	$239	$(2,126)

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

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

Recurring Measurements

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and by the level within the fair value hierarchy utilized to measure fair value:

Assets measured at fair value on a recurring basis as of September 30, 2015
	(dollars in thousands)
Available-for-sale securities	Level 1		Level 2	Level 3	Total
U.S. government agencies		$-	$150,837	$-	$150,837
U.S. government sponsored agency mortgage-backed securities		-	157,855	-	157,855
States and political subdivisions		-	71,596	-	71,596
Corporate bonds		-	23,078	-	23,078
Total assets at fair value		$-	$403,366	$-	$403,366
Assets measured at fair value on a recurring basis as of December 31, 2014
	(dollars in thousands)
Available-for-sale securities	Level 1		Level 2	Level 3	Total
U.S. government agencies		$-	$159,254	$-	$159,254
U.S. government sponsored agency mortgage-backed securities		-	167,970	-	167,970
States and political subdivisions		-	52,882	-	52,882
Corporate bonds		-	17,780	-	17,780
Total assets at fair value		$-	$397,886	$-	$397,886

Below is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the nine months ended September 30, 2015.

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

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

Nonrecurring Measurements

The following table summarizes financial assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014, by the level within the fair value hierarchy utilized to measure fair value:

	(dollars in thousands)
September 30, 2015	Level 1		Level 2		Level 3	Total
Impaired loans		$-		$-	$920	$920
	(dollars in thousands)
December 31, 2014	Level 1		Level 2		Level 3	Total
Impaired loans		$-		$-	$1,184	$1,184

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

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Quantitative information about Level 3 Fair Value Measurements
	(dollars in thousands)
	Fair value at September 30, 2015

		Valuation technique(s)	Unobservable input	Weighted average
Impaired loans (collateral-dependent)	$920	Discounted appraisals(1)	Appraisal adjustments(2)	33%

	Quantitative information about Level 3 Fair Value Measurements
	(dollars in thousands)
	Fair value at December 31, 2014

		Valuation technique(s)	Unobservable input	Range (weighted average)
Impaired loans (collateral-dependent)	$1,184	Discounted appraisals(1)	Appraisal adjustments(2)	5% to 10% (7%)(3)

(1)Fair value is generally based on appraisals of the underlying collateral.

(2) Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and other relevant information based on the type of collateral.

(3)Ranges presented as a percentage of the non-discounted appraisals.

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

Federal funds purchased – The carrying amount approximates fair value.

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

NOTE 4 – FAIR VALUE MEASUREMENTS (continued)

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014, and indicates the level within the fair value hierarchy of the valuation techniques:

		Fair value measurements at September 30, 2015 using
		Quoted prices in
		active markets for	Significant other	Significant
	Carrying	identical assets	observable inputs	unobservable inputs
	amount	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands
Financial assets
Cash and due from banks	$20,302	$20,302	$-	$-
Interest-bearing deposits in other banks	8,956	8,956	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	403,366	-	403,366	-
Securities held-to-maturity	3,210	-	3,240	-
Loans held for sale	881	-	881	-
Loans, net	718,950	-	-	718,568
Accrued interest receivable	4,968	-	4,968	-
Financial liabilities
Noninterest-bearing deposits	223,380	-	-	223,380
Interest bearing deposits	837,821	-	-	837,797
Repurchase agreements	24,936	-	24,936	-
Accrued interest payable	511	-	511	-
Federal funds purchased	11,515	11,515	-	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit	-	-	-	-
		Fair value measurements at December 31, 2014 using
		Quoted prices in
		active markets for	Significant other	Significant
	Carrying	identical assets	observable inputs	unobservable inputs
	amount	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Financial assets
Cash and due from banks	$18,511	$18,511	$-	$-
Interest-bearing deposits in other banks	10,086	10,086	-	-
Federal funds sold	1,700	1,700	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	3,879	-	3,879	-
Securities available-for-sale	397,886	-	397,886	-
Securities held-to-maturity	21,985	-	22,263	-
Loans held for sale	354	-	354	-
Loans, net	644,118	-	-	650,770
Accrued interest receivable	4,337	-	4,337	-
Financial liabilities
Noninterest-bearing deposits	204,358	204,358	-	-
Interest bearing deposits	815,597	-	816,022	-
Repurchase agreements	22,834	-	22,834	-
Accrued interest payable	613	-	613	-
Off-balance sheet credit related instruments:
Commitments to extend credit and letters of credit	-	-	-	-

NOTE 5 – SECURITIES

The amortized cost and estimated fair value of securities at September 30, 2015 and December 31, 2014 were as follows:

	Amortized	Gross unrealized		Fair
September 30, 2015	cost	Gains	Losses	value
	(dollars in thousands)
Available-for-sale securities
U.S. government agencies	$151,100	$540	$(803)	$150,837
U.S. government sponsored agency mortgage-backed securities	160,313	106	(2,564)	157,855
States and political subdivisions	70,482	1,423	(309)	71,596
Corporate bonds	23,023	95	(40)	23,078
	$404,918	$2,164	$(3,716)	$403,366
Held-to-maturity securities
States and political subdivisions	$3,210	$30	$-	$3,240
	Amortized	Gross unrealized		Fair
December 31, 2014	cost	Gains	Losses	value
	(dollars in thousands)
Available-for-sale securities
U.S. government agencies	$162,289	$50	$(3,085)	$159,254
U.S. government sponsored agency mortgage-backed securities	172,035	64	(4,129)	167,970
States and political subdivisions	51,374	1,658	(150)	52,882
Corporate bonds	17,705	129	(54)	17,780
	$403,403	$1,901	$(7,418)	$397,886
Held-to-maturity securities
States and political subdivisions	$21,985	$278	$-	$22,263

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 and December 31, 2014 was $221.2 million and $326.0 million, respectively, which was 54% and 78%, respectively, of the Company’s aggregate available-for-sale and held-to-maturity investment portfolio. The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”). Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes. The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income. As of September 30, 2015, management did not consider any of the investments in its investment portfolio to have OTTI.

NOTE 5 – SECURITIES (continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

September 30, 2015	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Type of security
U.S. government agencies	$9,946	$(31)	$55,406	$(772)	$65,352	$(803)
U.S. government sponsored agency mortgage-
backed securities	27,016	(291)	94,680	(2,273)	121,696	(2,564)
States and political subdivisions	24,137	(299)	462	(10)	24,599	(309)
Corporate bonds	7,975	(27)	1,612	(13)	9,587	(40)
	$69,074	$(648)	$152,160	$(3,068)	$221,234	$(3,716)
December 31, 2014	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
	(dollars in thousands)
Type of security
U.S. government agencies	$46,977	$(219)	$104,815	$(2,866)	$151,792	$(3,085)
U.S. government sponsored agency mortgage-
backed securities	21,339	(77)	128,935	(4,052)	150,274	(4,129)
States and political subdivisions	14,539	(142)	1,418	(8)	15,957	(150)
Corporate bonds	4,783	(17)	3,207	(37)	7,990	(54)
	$87,638	$(455)	$238,375	$(6,963)	$326,013	$(7,418)

As shown in the table above, at September 30, 2015, the Company had approximately $3.7 million in unrealized losses on $221.2 million of securities. The unrealized loss positions are most significant in three types of securities: U.S. government agencies, U.S. government sponsored agency mortgage-backed securities and states and political subdivisions. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a change to earnings and a new cost basis for the security will be established.

NOTE 5 – SECURITIES (continued)

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
September 30, 2015	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(dollars in thousands)
Within one year	$4,668	$4,694	$475	$476
One to five years	112,539	113,057	983	1,000
Five to ten years	88,463	88,477	1,752	1,764
After ten years	38,935	39,283	-	-
Mortgage-backed securities	160,313	157,855	-	-
Total	$404,918	$403,366	$3,210	$3,240

	Available-for-Sale		Held-to-Maturity
December 31, 2014	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Within one year	$2,464	$2,481	$6,354	$6,446
One to five years	91,208	90,775	3,558	3,601
Five to ten years	112,329	110,508	12,073	12,216
After ten years	25,367	26,152	-	-
Mortgage-backed securities	172,035	167,970	-	-
Total	$403,403	$397,886	$21,985	$22,263

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $249.9 million at September 30, 2015 and $217.2 million at December 31, 2014. The balance of pledged securities in excess of the pledging requirements was $29.7 million and $20.1 million at September 30, 2015 and December 31, 2014, respectively.

The carrying value of securities sold under agreements to repurchase amounted to $35.3 million at September 30, 2015 and $35.0 million at December 31, 2014.

NOTE 5 – SECURITIES (continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the three months ended
	September 30,
	2015	2014
	(dollars in thousands)
Gross gains recognized on sales of securities	$135	$21
Gross losses recognized on sales of securities	-	(28)
Net realized gains on sales of securities available-for-sale	$135	$(7)
	For the nine months ended
	September 30,
	2015	2014
	(dollars in thousands)
Gross gains recognized on sales of securities	$450	$626
Gross losses recognized on sales of securities	(45)	(86)
Net realized gains (losses) on sales of securities available-for-sale	$405	$540

NOTE 6 – LOANS

The following table presents the Corporation’s loans by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Commercial:
Commercial and industrial	$131,116	$99,788
Non-farm, non-residential real estate	161,091	163,461
Construction and development	49,306	50,424
Commercial loans secured by real estate	32,562	27,937
Other commercial	55,701	41,185
Total commercial	429,776	382,795
Retail:
Consumer	9,267	9,536
Single family residential	254,462	229,559
Other retail	34,030	30,162
Total retail	297,759	269,257
	727,535	652,052
Less:
Allowance for possible loan losses	(8,585)	(7,934)
Total net loans	$718,950	$644,118

The amount of capitalized fees and costs calculated in accordance with ASC 310-20 included in the above loan totals were $1.1 million and $976,000 at September 30, 2015 and December 31, 2014, respectively.

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

NOTE 6 – LOANS (continued)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2015, approximately 46% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties.

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

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (three to six months) of repayment performance by the borrower. Loans that were 90 days or more past due that were not included in nonaccrual loans were $143,000 and $97,000, as of September 30, 2015 and December 31, 2014, respectively.

NOTE 6 – LOANS (continued)

The following tables provide details regarding the aging of the Company’s loan portfolio as of September 30, 2015 and December 31, 2014:

			90 days and
	30 - 59 days	60 - 89 days	greater past
September 30, 2015	past due	past due	due	Total past due	Current	Total loans
	(dollars in thousands)
Retail:
Consumer	$24	$5	$2	$31	$9,236	$9,267
Single family residential	276	484	209	969	253,493	254,462
Other retail	19	47	-	66	33,964	34,030
Retail total	319	536	211	1,066	296,693	297,759
Commercial:
Commercial and industrial	$561	$-	$39	$600	$130,516	$131,116
Non-farm, non-residential real estate	-	-	126	126	160,965	161,091
Construction and development	1	-	-	1	49,305	49,306
Commercial loans secured by real estate	8	54	167	229	32,333	32,562
Other commercial	-	-	-	-	55,701	55,701
Commercial total	570	54	332	956	428,820	429,776
Total	$889	$590	$543	$2,022	$725,513	$727,535
			90 days and
	30 - 59 days	60 - 89 days	greater past
December 31, 2014	past due	past due	due	Total past due	Current	Total loans
	(dollars in thousands)
Retail:
Consumer	$72	$7	$42	$121	$9,415	$9,536
Single family residential	2,361	395	464	3,220	226,339	229,559
Other retail	-	-	-	-	30,162	30,162
Retail total	2,433	402	506	3,341	265,916	269,257
Commercial:
Commercial and industrial	$263	$63	$1,428	$1,754	$98,034	$99,788
Non-farm, non-residential real estate	413	145	330	888	162,573	163,461
Construction and development	-	-	-	-	50,424	50,424
Commercial loans secured by real estate	91	56	172	319	27,617	27,936
Other commercial	10	-	1,092	1,102	40,083	41,185
Commercial total	777	264	3,022	4,063	378,731	382,794
Total	$3,210	$666	$3,528	$7,404	$644,647	$652,051

NOTE 6 – LOANS (continued)

The following tables summarize the impaired loans by loan type as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Unpaid	Recorded	Recorded			Average
	contractual	investment	investment	Total		recorded
	principal	with no	with	recorded	Related	investment	Interest	Interest
September 30, 2015	balance	allowance	allowance	investment	allowance	year to date	received	accrued
	(dollars in thousands)
Commercial:
Commercial and industrial	$352	$61	$245	$306	$30	$326	$11	$13
Non-farm, non-residential real estate	399	365	-	365	-	383	10	15
Commercial loans secured by real estate	194	-	167	167	29	171	3	10
Other commercial	-	-	-	-	-	-	-	-
Commercial total	945	412	426	838	59	880	24	38
Retail:
Single family residential	1,409	594	718	1,312	114	1,183	54	56
Other retail	16	15	-	15	-	15	1	-
Retail total	1,425	594	733	1,327	114	1,198	55	56
Total	$2,370	$1,006	$1,159	$2,165	$173	$2,078	$79	$94
	Unpaid	Recorded	Recorded			Average
	contractual	investment	investment	Total		recorded
	principal	with no	with	recorded	Related	investment	Interest	Interest
December 31, 2014	balance	allowance	allowance	investment	allowance	year to date	received	accrued
	(dollars in thousands)
Commercial:
Commercial and industrial	$3,760	$2,734	$217	$2,951	$9	$3,230	$97	$207
Non-farm, non-residential real estate	3,720	3,241	-	3,241	-	3,570	213	212
Commercial loans secured by real estate	1,053	564	166	730	33	826	67	77
Other commercial	1,256	1,092	-	1,092	-	1,171	89	84
Commercial total	9,789	7,631	383	8,014	42	8,797	466	580
Retail:
Single family residential	1,094	539	439	978	10	786	44	42
Other retail	425	411	-	411	-	369	17	19
Retail total	1,519	950	439	1,389	10	1,155	61	61
Total	$11,308	$8,581	$822	$9,403	$52	$9,952	$527	$641
	Unpaid	Recorded	Recorded			Average
	contractual	investment	investment	Total		recorded
	principal	with no	with	recorded	Related	investment	Interest	Interest
September 30, 2014	balance	allowance	allowance	investment	allowance	year to date	received	accrued
	(dollars in thousands)
Commercial:
Commercial and industrial	$2,819	$1,745	$444	$2,189	$163	$2,246	$39	$122
Non-farm, non-residential real estate	3,874	3,413	-	3,413	-	3,648	161	163
Construction and development	-	-	-	-	-	-	-	-
Other commercial	2,871	2,452	169	2,621	27	2,802	130	132
Commercial total	9,564	7,610	613	8,223	190	8,696	330	417
Retail:
Single family residential	2,129	1,064	719	1,783	145	1,563	68	72
Retail total	2,129	1,064	719	1,783	145	1,563	68	72
Total	$11,693	$8,674	$1,332	$10,006	$335	$10,259	$398	$489

NOTE 6 – LOANS (continued)

The following table summarizes the nonaccrual loans by loan type as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(dollars in thousands)
Retail:
Consumer	$15	$42
Single family residential	1,132	2,237
Retail total	1,147	2,279
Commercial:
Commercial and industrial	306	1,428
Non-farm, non-residential real estate	365	409
Commercial loans secured by real estate	167	172
Other commercial	-	1,092
Commercial total	838	3,101
Total	$1,985	$5,380

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

NOTE 6 – LOANS (continued)

During the three months ended September 30, 2015, there were no loans modified in troubled debt restructurings, where economic concessions were granted to borrowers consisting of reductions in the interest rates, payment extensions, forgiveness of principal, or forbearances. In addition, there were no troubled debt restructuring loans that subsequently defaulted during the nine months ended September 30, 2015, 2014 and year ended December 31, 2014, that have been restructured within the past 12 months.

Presented below, segregated by class of loans, are troubled debt restructurings that occurred during the three and nine months ended September 30, 2015, 2014 and year ended December 31, 2014:

	Three months ended September 30, 2015
		Post-
		modification	Net charge-offs
	Number of	outstanding	resulting from
	loans	balance	modifications
	(dollars in thousands)
Retail:
Single family residential	1	$78	$-
Total troubled debt restructurings	1	$78	$-
	Nine months ended September 30, 2015
	(dollars in thousands)
		Post-
		modification	Net charge-offs
	Number of	outstanding	resulting from
	loans	balance	modifications
Retail:
Single family residential	2	$111	$-
Total troubled debt restructurings	2	$111	$-
	Year ended December 31, 2014
	(dollars in thousands)
		Post-
		modification	Net charge-offs
	Number of	outstanding	resulting from
	loans	balance	modifications
Commercial:
Nonfarm nonresidential	1	$4,357	$-
Retail:
Single family residential	1	316	3
Total troubled debt restructurings	2	$4,673	$3

NOTE 6 – LOANS (continued)

	Three months ended September 30, 2014
		Post-
		modification	Net charge-offs
	Number of	outstanding	resulting from
	loans	balance	modifications
	(dollars in thousands)
Commercial:
Nonfarm nonresidential	1	$321	$-
Total troubled debt restructurings	1	$321	$-
	Nine months ended September 30, 2014
	(dollars in thousands)
		Post-
		modification	Net charge-offs
	Number of	outstanding	resulting from
	loans	balance	modifications
Commercial:
Nonfarm nonresidential	1	$4,357	$-
Retail:
Single family residential	1	321	3
Total troubled debt restructurings	2	$4,678	$3

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

As of September 30, 2015 and December 31, 2014, the Company had no consumer mortgage loans secured by residential real estate properties for which formal proceedings are in process according to location requirement of the applicable jurisdiction.

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

NOTE 6 – LOANS (continued)

The following tables present risk grades and classified loans by class of commercial loan in the Company’s portfolios as of September 30, 2015 and December 31, 2014:

September 30, 2015
Commercial loan portfolio: Credit		Non-farm, non-	Construction	Commercial
risk profile by internally assigned	Commercial	residential real	and	loans secured	Other	Commercial
grade	and industrial	estate	development	by real estate	commercial	loan totals
	(dollars in thousands)
Risk rating 1 - minimal risk	$1,302	$319	$-	$106	$95	$1,822
Risk rating 2 - modest risk	3,810	300	-	-	44,234	48,344
Risk rating 3 - average risk	52,722	47,260	19,528	2,548	6,455	128,513
Risk rating 4 - acceptable risk	68,320	100,753	29,211	29,282	4,755	232,321
Risk rating 5 - pass/watch	4,639	11,547	567	487	-	17,240
Risk rating 6 - special mention	-	275	-	44	162	481
Risk rating 7 - substandard	323	637	-	95	-	1,055
Risk rating 8 - doubtful	-	-	-	-	-	-
TOTALS	$131,116	$161,091	$49,306	$32,562	$55,701	$429,776
Retail loan portfolio: Credit risk
profiles based on delinquency status		Single family		Retail loan
classification	Consumer	residential**	Other retail	totals
	(dollars in thousands)
Performing - risk ratings 1 - 6	$9,252	$252,506	$33,981	$295,739
Nonperforming - risk rating 7*	15	1,956	49	2,020
Risk rating 8 - doubtful	-	-	-	-
TOTALS	$9,267	$254,462	$34,030	$297,759

*Loans are classified as nonperforming loans and are automatically placed on nonaccrual status once they reach 90 days past due. For the purposes of this table all nonperforming loans are included in risk rating 7.

**Single family residential loans includes first mortgages, closed-end second mortgages, residential construction loans, and home equity lines of credit (HELOCs).

NOTE 6 – LOANS (continued)

December 31, 2014
Commercial loan portfolio: Credit		Non-farm, non-	Construction	Commercial
risk profile by internally assigned	Commercial	residential real	and	loans secured	Other	Commercial
grade	and industrial	estate	development	by real estate	commercial	loan totals
	(dollars in thousands)
Risk rating 1 - minimal risk	$1,004	$466	$-	$113	$1	$1,584
Risk rating 2 - modest risk	3,908	314		-	30,408	34,630
Risk rating 3 - average risk	47,047	46,784	18,903	4,700	5,712	123,146
Risk rating 4 - acceptable risk	42,116	101,809	29,808	21,682	3,802	199,217
Risk rating 5 - pass/watch	3,143	9,763	1,713	1,115	-	15,734
Risk rating 6 - special mention	-	958	-	-	170	1,128
Risk rating 7 - substandard	2,570	3,367	-	327	1,092	7,356
Risk rating 8 - doubtful	-	-	-	-	-	-
TOTALS	$99,788	$163,461	$50,424	$27,937	$41,185	$382,795
Retail loan portfolio: Credit risk
profiles based on delinquency status		Single family		Retail loan
classification	Consumer	residential**	Other retail	totals
		(dollars in thousands)
Risk ratings 1 - 6	$9,494	$226,637	$29,683	$265,814
Nonperforming - risk rating 7*	42	2,922	479	3,443
Risk rating 8 - doubtful	-	-	-	-
TOTALS	$9,536	$229,559	$30,162	$269,257

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

NOTE 6 – LOANS (continued)

The following tables summarize the allocation in the ALLL by loan segment for the three and nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014:

			Consumer
Three months ended		Single family	and other
September 30, 2015	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$7,384	$1,045	$164	$8,593
Less: charge-offs	-	(18)	(7)	(25)
Add: recoveries	9	2	6	17
Add: provisions	-	-	-	-
Ending balance	$7,393	$1,029	$163	$8,585
			Consumer
Nine months ended		Single family	and other
September 30, 2015	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$6,719	$1,053	$162	$7,934
Less: charge-offs	-	(34)	(13)	(47)
Add: recoveries	674	10	14	698
Add: provisions	-	-	-	-
Ending balance	$7,393	$1,029	$163	$8,585

			Consumer
		Single family	and other
December 31, 2014	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$7,359	$1,084	$152	$8,595
Less: charge-offs	(739)	(41)	(11)	(791)
Add: recoveries	99	10	21	130
Add: provisions	-	-	-	-
Ending balance	$6,719	$1,053	$162	$7,934

NOTE 6 – LOANS (continued)

			Consumer
Three months ended		Single family	and other
September 30, 2014	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$7,395	$1,082	$158	$8,635
Less: charge-offs	(372)	(37)	(4)	(413)
Add: recoveries	33	1	1	35
Add: provisions	-	-	-	-
Ending balance	$7,056	$1,046	$155	$8,257
			Consumer
Nine months ended		Single family	and other
September 30, 2014	Commercial	residential	retail	Totals
	(dollars in thousands)
Beginning balance	$7,359	$1,084	$152	$8,595
Less: charge-offs	(372)	(41)	(10)	(423)
Add: recoveries	69	3	13	85
Add: provisions	-	-	-	-
Ending balance	$7,056	$1,046	$155	$8,257

NOTE 6 – LOANS (continued)

The following tables detail the amount of the ALLL allocated to each portfolio segment as of September 30, 2015, December 31, 2014 and September 30, 2014, disaggregated on the basis of the Corporation’s impairment methodology:

		Single family	Consumer and
September 30, 2015	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$59	$114	$-	$173
Loans collectively evaluated for impairment	7,334	915	163	8,412
Total	$7,393	$1,029	$163	$8,585
		Single family	Consumer and
December 31, 2014	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$42	$10	$-	$52
Loans collectively evaluated for impairment	6,677	1,043	162	7,882
Total	$6,719	$1,053	$162	$7,934
		Single family	Consumer and
September 30, 2014	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$190	$145	$-	$335
Loans collectively evaluated for impairment	6,866	901	155	7,922
Total	$7,056	$1,046	$155	$8,257

NOTE 6 – LOANS (continued)

The following tables show loans related to each balance in the ALLL by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology:

		Single family	Consumer and
September 30, 2015	Commercial	residential	other retail	Totals
		(dollars in thousands)
Loans individually evaluated for impairment	$838	$1,312	$15	$2,165
Loans collectively evaluated for impairment	428,938	253,150	43,282	725,370
Ending balance	$429,776	$254,462	$43,297	$727,535
		Single family	Consumer and
December 31, 2014	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$8,014	$978	$411	$9,403
Loans collectively evaluated for impairment	374,781	228,170	39,698	642,649
Ending balance	$382,795	$229,148	$40,109	$652,052
		Single family	Consumer and
September 30, 2014	Commercial	residential	other retail	Totals
	(dollars in thousands)
Loans individually evaluated for impairment	$8,223	$1,783	$-	$10,006
Loans collectively evaluated for impairment	342,486	225,211	39,263	606,960
Ending balance	$350,709	$226,994	$39,263	$616,966

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as secured borrowings and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The Company has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.

The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of September 30, 2015, disaggregated by the class of collateral pledged.

Overnight &
September 30, 2015	Continuous
(dollars in thousands)
Class of collateral pledged:
U.S. government agencies	$24,936
U.S. government sponsored agency mortgage backed securities	-
States and political subdivisions	-
Corporate bonds	-
$24,936

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General. At September 30, 2015, the consolidated total assets of the Company were $1.231 billion, its consolidated gross loans were $727.5 million, its total deposits were $1.061 billion and its total shareholders’ equity was $120.0 million. The Company’s loan portfolio at September 30, 2015 reflected an increase of $75.5 million, or 11.6%, compared to December 31, 2014. Total deposits increased $41.2 million, or 4.0%, and shareholders’ equity increased by $5.4 million, or 4.7% during the first nine months of 2015.

Securities. Available-for-sale securities are an integral part of the asset/liability management process of the Company. Accordingly, they represent an important source of liquidity available to fund loans and accommodate asset reallocation strategies dictated by changes in the Company’s operating and tax plans, shifting yield spread relationships and changes in the yield curve. At September 30, 2015, the Company’s investment securities portfolio had $403.4 million of available-for-sale securities, which are valued at fair market value, and $3.2 million of held-to-maturity securities, which are valued at amortized cost on the balance sheet. These compare to $397.9 million of available-for-sale securities and $22.0 million of held-to-maturity securities as of December 31, 2014.

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

Total loans outstanding increased by $75.5 million, or 11.6%, to $727.5 million at September 30, 2015 compared to December 31, 2014. More specifically, commercial loans increased by $47.0 million, or 12.3%, for the first nine months of 2015, and retail loans increased by $28.5 million, or 10.6% for the same period. Loan demand has remained strong during the first nine months of 2015, specifically in the commercial and industrial and single family residential portfolios.

The ALLL is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Loans identified with losses by management are promptly charged off, and consumer loan accounts are charged off automatically based on regulatory requirements. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s ALLL methodology includes allowance allocations calculated in accordance with ASC Topic 310 and ASC Topic 450. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

level of the ALLL is designed to account for credit deterioration as it occurs. The provision for loan and lease losses reflects loan quality trends, including the levels of and trends related to nonaccruals loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors. The provision for loan and lease losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the ALLL related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. At September 30, 2015, the ALLL represented 1.18% of total loans outstanding compared to 1.22% at December 31, 2014. See Note 6 to the Condensed Notes to Consolidated Financial Statements in this Form 10-Q for additional information.

Delinquencies and Nonperforming Loans. The Company follows a formal process to provide control over the underwriting of loans and to monitor loan collectability. This process includes education and training of personnel about the Company’s loan policies and procedures, assignment of credit analysts to support lenders, timely identification of loans with adverse characteristics, control of corrective actions and objective monitoring of loan reviews. The Company’s special assets department identifies and monitors assets that need special attention. At September 30, 2015, this process identified loans totaling $481,000 that were classified as other assets especially mentioned compared to loans totaling $1.1 million at December 31, 2014. Loans totaling $3.0 million were classified as substandard at September 30, 2015, compared to loans totaling $10.8 million at December 31, 2014. There were no loans classified as doubtful at September 30, 2015 and December 31, 2014.

Loans having a recorded balance of $2.2 million and $9.4 million at September 30, 2015 and December 31, 2014, respectively, have been identified as impaired. Nonaccrual loans amounting to $2.0 million and $5.4 million at September 30, 2015 and December 31, 2014, respectively, were not accruing interest.

Deposits. The Company does not have any foreign offices and all deposits are serviced in its 19 banking locations. The Company’s total deposits increased $41.2 million, or 4.0%, during the first nine months of 2015. Total noninterest-bearing deposits were 21.0% of total deposits at September 30, 2015, contributing to the Company’s low cost of deposits, compared to 20.0% at December 31, 2014.

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

Management believes that the Company’s traditional sources of cash generated from operating activities are adequate to meet the liquidity needs for normal ongoing operations; however, the Company also has access to additional liquidity, if necessary, from lines of credit extended to us from our correspondent banks and/or the FHLB. At September 30, 2015, the Company has $127.8 million of borrowing capacity with the FHLB with no outstanding advances. The Company has additional sources of borrowings, which include $40 million in federal funds lines of credits with various correspondent banks, $80.6 million in available Federal Reserve discount window lines of credit, and a borrowing line with the Federal Reserve Bank, for which certain commercial and industrial loans of $108.2 million are pledged.

The consolidated statements of cash flows for the nine months ended September 30, 2015 detail cash flows from operating, investing and financing activities. At September 30, 2015, net cash provided by financing and operating activities was $48.0 million and $10.1 million, respectively, most of which was offset by net cash used in investing activities of $59.2 million, resulting in a net decrease in cash and due from banks of $1.0 million to $29.3 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under capital adequacy guidelines and the BASEL III regulatory capital framework, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Actual capital amounts and ratios are presented in the table below. Management believes, as of September 30, 2015, that the Company and the Bank met the guidelines to which they were subject.

(Dollars in thousands)	Actual		Minimum capital requirement		Minimum to be well capitalized
At September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 (to Risk weighted
assets) Consolidated	$ 110,610	13.4%	$37,339	4.5%	-	-
Bank	107,514	13.1%	37,137	4.5%	53,642	6.5%
Total capital (to Risk weighted
assets) Consolidated	119,195	14.4%	65,927	8.0%	-	-
Bank	116,098	14.1%	66,021	8.0%	82,526	10.0%
Tier 1 capital (to Risk weighted
assets) Consolidated	110,610	13.4%	49,445	6.0%	-	-
Bank	107,514	13.1%	49,343	6.0%	66,021	8.0%
Tier 1 capital (to Average
assets) Consolidated	110,610	9.1%	48,693	4.0%	-	-
Bank	107,514	8.9%	48,514	4.0%	60,642	5.0%

Comparison of Operating Results for the Three and Nine Month Periods ended September 30, 2015 and 2014

General. During the three and nine months ended September 30, 2015, net income was $2.7 million and $8.0 million, respectively, compared to $2.7 million and $7.6 million, respectively, for the same periods in 2014. Earnings per share for the three and nine months ended September 30, 2015 was $0.57 and $1.66, respectively, compared to $0.55 and $1.52, respectively, for the same periods in 2014. The improvement in operating results for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily driven by improved interest income on loans and securities offset in part by growth in noninterest expense.

Interest Income. Total interest income for the three and nine months ended September 30, 2015 was $9.8 million and $28.8 million, respectively, compared to $9.4 million and $27.5 million, respectively, for the same periods in 2014. The increase was driven by growth in average interest-earning assets. During the three and nine months ended September 30, 2015, interest and fees earned on loans were $7.8 million and $22.6 million, respectively, an increase of $567,000 and $1.4 million, respectively, compared to the same periods in 2014. Increased loan volume, driven by growth in the northern Tennessee counties within the Company’s footprint, as well as more competitive pricing was the primary reason for higher interest income. During the three and nine months ended September 30, 2015, interest earned on investment securities and other earning assets was $2.0 million and $6.2 million, respectively, a decrease of $101,000 and $69,000, respectively compared to the same periods in 2014. The decrease in interest earned on investment securities was primarily due to a reduction in the weighted average yield on investments.

Interest Expense. Total interest expense in the three and nine months ended September 30, 2015 was $556,000 and $1.7 million, respectively, a decrease of $49,000 and $170,000, respectively, compared to the same periods in 2014. The Company has been successful in managing and maintaining a low cost of funding.

Provision for Loan Losses. No additions were made to the provision for loan and lease losses for the three and nine months ended September 30, 2015 and 2014, respectively, driven by continued improvement in charge-off trends coupled with improved credit quality metrics. For further information on the loan portfolio and allowance for loan losses,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

see Delinquencies and Nonperforming Loans of this section and Note 6 of the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

Noninterest Income. During the three and nine months ended September 30, 2015, noninterest income was $2.9 million and $8.6 million, respectively, a decrease of $270,000 and $353,000, respectively compared to the same periods in 2014. The decline in noninterest income was primarily driven by a reductions in the gain on sale of foreclosed property for the three and nine months ended September 30, 2015 of $475,000 and $454,000, respectively, compared to the same periods in 2014.

Noninterest Expense. During the three and nine months ended September 30, 2015, noninterest expense was $8.5 million and $25.1 million, respectively, an increase of $358,000 and $816,000, respectively, compared to the same periods in 2014. The increase in noninterest expense for the three months ended September 30, 2015 was primarily driven by increased salaries and employee benefits of $171,000 compared to the same period in 2014. The increase in noninterest expense for the nine months ended September 30, 2015 was primarily driven by increased legal and professional fees and salaries and employee benefits of $385,000 and $321,000, respectively, compared to the same period in 2014 driven by our continued investment in our expanding banking footprint.

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

The total outstanding balance of loan commitments and stand-by letters of credit in the normal course of business at September 30, 2015 were $191.4 million and $8.4 million, respectively. At September 30, 2015, the Company and the Bank did not have any off-balance sheet arrangements other than commitments to extend credit and stand-by letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. The Company’s asset liability committee (“ALCO”) reviews the actual dollar change in net interest income for different interest rate movements. ALCO has oversight over the asset-liability management of the Company. This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity.

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The impact on net interest income over a twelve-month period of a shock of a 100, 200, and 300 basis point increase or decrease in market rates is analyzed on a quarterly basis. The Company also monitors regulatory required interest rate risk analysis, which simulates more dramatic changes to rates.

The following table shows the results of our projections as of September 30, 2015 for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period. Due to the historically low level of interest rates, the Company does not believe downward shocks greater than 100 basis points are relevant.

Effect on Net Interest
Market Rate Change	Income
+300	(8.6)%
+200	(5.4)%
+100	(2.7)%
(100)	(6.5)%

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

Quarterly Financial Summary – Unaudited

The following table presents condensed information relating to quarterly periods presented.

	Five Quarter Comparison
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	(dollars in thousands, except per share data)
Results of operations:
Interest income	$9,817	$9,720	$9,303	$9,284	$9,351
Interest expense	556	556	565	580	605
Net interest income	9,261	9,164	8,738	8,704	8,746
Provision for possible loan losses, net	-	-	-	-	-
Noninterest income	2,907	2,774	2,885	2,808	3,177
Noninterest expense	8,524	8,559	8,030	7,984	8,166
Income before income taxes	3,644	3,379	3,593	3,528	3,757
Income taxes	925	677	976	871	1,031
Net income for common shareholders	$2,719	$2,702	$2,617	$2,657	$2,726
Per share data:
Earnings per share	$0.57	$0.56	$0.53	$0.54	$0.55
Weighted average shares outstanding
per quarter	4,808,352	4,853,265	4,897,245	4,909,910	4,934,895
Financial condition data:
Total securities	$406,576	$427,874	$440,314	$419,871	$402,191
Loans, net of deferred fees	727,535	685,402	675,015	652,052	616,966
Allowance for loan and lease losses	(8,585)	(8,593)	(7,944)	(7,934)	(8,257)
Total assets	1,230,896	1,213,250	1,219,287	1,170,995	1,130,684
Total deposits	1,061,201	1,056,717	1,063,822	1,019,955	976,189
Asset quality data and ratios:
Total non-performing assets	$2,218	$2,493	$5,229	$5,483	$6,429
Non-performing assets to total assets	0.18%	0.21%	0.43%	0.47%	0.57%
Allowance for loan and lease losses to
total loans	1.18%	1.25%	1.18%	1.22%	1.34%
Net (recoveries) charge-offs to average
loans (annualized)	(0.12%)	(0.19%)	(0.01%)	0.10%	0.07%

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

(b) Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of the Company’s common stock made by the Company during the third quarter of 2015:

COMPANY’S PURCHASES OF EQUITY SECURITIES

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average Price	as Part of Publicly	Shares that May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
July	––	––	––	113,143
August	––	––	––	113,143
September	34,022*	$27.00	––	79,121
Total	34,022*	$27.00	––	79,121

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

FIRST FARMERS AND MERCHANTS CORPORATION
(Registrant)

Date:	November 6, 2015	By:	/s/ T. Randy Stevens
T. Randy Stevens
Chief Executive Officer
(Principal Executive Officer)
Date:	November 6, 2015	By:	/s/ Robert E. Krimmel
Robert E. Krimmel
Chief Financial Officer
(Principal Financial and Accounting Officer)