Form 10-K
period 2015-12-31
FIRST FARMERS & MERCHANTS CORP
filed 2016-03-01
CIK 703329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

[   ] Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes          [X] No

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

[X] Yes          [   ] No

Indicate by check mark is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                             Accelerated filer [X]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)  Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

                The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015, was approximately $113.1 million based on the reported price at which the common stock was last sold in a transaction known to the registrant.

As of February 29, 2016, the registrant had 4,739,502 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year Ended December 31, 2015 (included as Exhibit 13) -- Part I and II of this Report.

Proxy Statement for 2016 Annual Shareholders’ Meeting to be held on April 19, 2016 -- Part III of this Report.

FIRST FARMERS AND MERCHANTS CORPORATION AND SUBSIDIARIES

PART I

Item 1. Business.

Description of Business

            First Farmers and Merchants Corporation (the “Company”) was incorporated on March 31, 1982 as a Tennessee corporation.  As of December 31, 2015, the only direct subsidiary of the Company was First Farmers and Merchants Bank, a Tennessee state-chartered bank (the “Bank”).  Management evaluates the financial condition of the Company in terms of the Bank’s operations within its service area in Middle Tennessee.

            The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies.  Lending activities are influenced by the general credit needs of small businesses in the Bank’s service area, competition among lenders, the level of interest rates and the availability of funds.  The Bank’s loan portfolio is comprised of commercial, commercial and residential real estate, and retail installment loans, which primarily originate within the Bank’s service area.  Deposits are the primary source of funds for the Bank.  Such deposits consist of checking accounts, regular savings deposits, negotiable order of withdrawal accounts, money market accounts and market rate certificates of deposit.  Deposits are solicited from individuals and businesses in the Bank’s service area, state and local entities and, to a lesser extent, United States government entities and other depository institutions.  Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Bank’s service area.  In addition to lending and deposit activities, the Bank maintains a trust department which provides fiduciary and investment management services for individual and commercial clients.  Account types include personal trusts, endowments, individual retirement accounts, pensions and custody.  All of the Company’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.

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

For more information regarding the business of the Company and the Bank, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Company’s 2015 Annual Report to Shareholders (the “Annual Report to Shareholders”) attached as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

On November 20, 2015, the Company announced its Board of Directors approved a corporate reorganization plan (the “Plan”) providing for the termination of the Company’s reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).  Under the Plan, holders of fewer than 400 shares of Company common stock will receive cash in exchange for their shares in an amount determined based on a valuation by an independent third party.  Shareholders owning 400 or more shares will be unaffected by the Plan.  The Plan will be considered and voted upon by its shareholders at the Company’s 2016 annual meeting.

Availability of SEC Reports

The Company’s website is www.myfirstfarmers.com. The Company makes available free of charge on its website under the “Our Story - Investor Services” link the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”).  The SEC maintains a website at www.sec.gov that also contains reports, proxy and information statements and other information about the Company that are available free of charge.  In addition, copies of our reports are available, without charge, by making a request through the “Contact Us” link on our website.

Regulation and Supervision

The following discussion sets forth certain material elements of the regulatory framework applicable to the Company and the Bank. This discussion is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations.  Regulation of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund and the banking system, and generally is not intended for the protection of shareholders.  Changes in applicable laws, and their application by regulatory agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Company and its subsidiaries.

General

The Company and the Bank are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.  The Company and the Bank are required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require.  The Federal Reserve also conducts examinations of the Company and the Bank.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

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

The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

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

Federal Reserve policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codifies this policy as a statutory requirement.  This support may be required by the Federal Reserve at times when the Company might otherwise determine not to provide it. In addition, if a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

In addition, the Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws.

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new regulatory agency, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector.

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

In January 2013, the CFPB issued final regulations governing mainly consumer mortgage lending.  One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage.  The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act.  The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which was required by October 3, 2015.

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

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

Dividends

The Company is a legal entity that is separate and distinct from its subsidiaries.  The primary source of funds for dividends paid to the Company’s shareholders are dividends paid to the Company by the Bank.  Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval.  The Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (i) the total of the Bank’s retained net income for that year, plus (ii) the Bank’s retained net income for the preceding two years.  The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company if its actions constitute unsafe or unsound practices.  The Federal Reserve has issued a policy statement, Supervisory Release 09-4, on the payment of cash dividends by bank holding companies, which outlines the Federal Reserve’s view that a bank holding company that is experiencing earnings weakness or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position, or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets.  The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.

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

Under the risk-based capital guidelines existing prior to January 1, 2015, financial institutions were required to maintain a risk-based ratio of 8%, with 4% consisting of Tier 1 capital.  The appropriate regulatory authority may set higher capital requirements when it believes an institution’s circumstances warrant.

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

New Capital Rules

On July 2, 2013, the Federal Reserve approved the final rule for BASEL III capital requirements for all bank holding companies chartered in the United States and banks that are members of the Federal Reserve System.  The rule implements in the United States certain of the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  The major provisions of the new rule applicable to the Company and the Bank are:

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
  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements.  This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.  The buffer is measured relative to risk weighted assets.  Phase-in of the capital conservation buffer requirements began on January 1, 2016.  A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero.  The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.
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

An institution is deemed to be:

   “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

   “adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally, a Tier 1 leverage ratio of 4% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution;

  “under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

  “significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a Tier 1 leverage ratio that is less than 3%, and, after January 1, 2015, a common equity Tier 1 capital ratio that is less than 3%; and

  “critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2015, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market.  As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits.  The Bank had $0 of such brokered deposits at December 31, 2015.

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

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, subject to the prior approval of the applicable regulatory agency.  Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and subject to certain deposit market-share limitations.

FDIC Insurance

The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. The Dodd-Frank Act permanently increased deposit insurance on accounts to $250,000.  To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC.  For institutions like the Bank with less than $10 billion in assets, the amount of the assessment is based on its risk classification.  The higher an institution’s risk classification, the higher its rate of assessments (on the assumption that such institutions pose a greater risk of loss to the DIF).  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators.  In addition, the FDIC can impose special assessments in certain instances.

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

Affiliate Transactions

The Bank is subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates.  Regulation W combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Bank’s “affiliates” are the Company and its non-bank subsidiaries.

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

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies.  An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.  As of December 31, 2015, the Bank had an “outstanding” rating under the CRA.

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the “Patriot Act”), requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country.  The Patriot Act also requires that financial institutions follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account.  In addition, the Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

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

The Bank is also subject, in connection with its deposit, lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act,  the Truth-in-Savings Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act, the Flood Protection Act, the Bank Secrecy Act, laws and regulations  governing unfair, deceptive, and/or abusive acts and practices, the Service Members Civil Relief Act, the Housing and Economic Recovery Act, and the Credit Card Accountability Act, among others, as well as various state laws.

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

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 is applicable to all companies with equity or debt securities registered under the Exchange. In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) certification and related responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting Company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting Company and its directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.

Effect of Governmental Policies

The Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve, the FDIC, and the TDFI. An important function of the Federal Reserve is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. government and other securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) changes in the reserve requirements of depository institutions; and (iv) indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend money to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of the Company and the Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress and the Tennessee State Legislature and other state legislatures, and regulations occasionally are proposed by our regulatory agencies, any of which could affect our businesses, financial results, and financial condition. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the Company and the Bank may be affected.

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

Employees

The Company has no employees.  The Bank had approximately 226 full-time employees and 17 part-time employees at December 31, 2015.  Four of the Bank’s officers are also officers of the Company. None of our employees were represented by any union or similar group. We have not experienced any labor disputes or strikes arising from any organized labor groups. We believe our employee relations are good.

Item 1A. Risk Factors.

The risks and uncertainties that management believes affect or could affect us and our business are described below.  This listing should not be considered as all-inclusive.  You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.  References to “we,” “us,” and “our” in this section refer to the Company and the Bank, unless otherwise specified or unless the context otherwise requires.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon the business environment in the markets where the Company operates in the State of Tennessee and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth; business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been steadily improving for many households and businesses in the United States and worldwide.  While economic conditions in the State of Tennessee and the United States have shown signs of improvement, there can be no assurance that this improvement will continue.  Should a deterioration within the business environment occur, such deterioration could have a material adverse effect on the credit quality of the Bank’s loans and the Company’ business, financial condition and results of operations.

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

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities.  Banking regulations are primarily intended to protect depositors’ funds, the Deposit Insurance Fund and the banking system as a whole, not security holders.  These regulations and supervisory guidance affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes.  Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways.  Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage.  In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures.  Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2015, the Bank maintained 19 offices and 35 separate automatic teller or cash dispensing machine locations.  Our corporate headquarters is located at 816 S. Garden Street, Columbia, Tennessee and three of our nineteen offices are leased.  A complete list of all branch and ATM locations can be found on the Bank’s website at www.myfirstfarmers.com.

For more information on the properties owned and leased by the Company and the Bank, please refer to Notes 6 and 8 to the Consolidated Financial Statements, which are included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 3. Legal Proceedings.

The Company, the Bank and the subsidiaries of the Bank are, from time to time, subject to claims or suits arising in the ordinary course of business.  The Company, the Bank and the subsidiaries of the Bank currently are not a party to any legal proceeding that, in management’s opinion, would have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

            Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A discussion of the Company’s common stock and related shareholder matters is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  There were no sales of unregistered securities of the Company during the 12 months ended December 31, 2015.  In January 2016, the Company announced that its Board of Directors extended the stock repurchase program for up to 200,000 shares through December 31, 2016.

The following table provides information regarding purchases of the Company’s common stock made by the Company during the year ended December 31, 2015:

COMPANY'S PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 31, 2015	-	$ -	-	$ -
November 30, 2015	-	$ -	-	$ -
December 31, 2015	40,195	$29.00	-	$ -
Total	40,195	$29.00	-	$ -

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the market risk of the Company and the Bank as of December 31, 2015 related to the investment debt and equity securities held by the Company and the Bank is set forth in Note 3 to the Consolidated Financial Statements, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the market risk in the loan portfolio of the Bank is set forth in Note 4 to the Consolidated Financial Statements and in the section entitled “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.  A discussion of the rate sensitivity of all earning assets and interest-bearing liabilities of the Company and the Bank is set forth in the section entitled “Liquidity and Capital Resources– Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company with the participation of its management, including the Company’s Chief Executive Officer and Treasurer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer) concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.  BKD, LLC, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in the Annual Report to Shareholders attached as Exhibit 13 to this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, along with management’s report, are included with the Consolidated Financial Statements in the Annual Report to Shareholders under the captions “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” each of which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There are no changes in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference is made to information in the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance – Committees of the Board of Directors,” “Corporate Governance – Code of Ethics,” and “General Information – Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

            (2) All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements referenced in Item 15(a) (1).

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

10.5     Benefits Agreement by and between First Farmers and Merchants Bank and Thomas Randall Stevens, the Bank’s and the Company’s Chairman and Chief Executive Officer, dated as of January 26, 2007. (3)*

10.6     Benefits Agreement by and between John P. Tomlinson, III, the Bank’s and Company’s Chief Administrative Officer, dated as of January 29, 2007. (3)*

10.7     Form of First Farmers and Merchants Corporation Amended and Restated Director Deferred Compensation Agreement. (4)*

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

10.18   Form of First Farmers and Merchants Corporation Director Deferred Compensation Agreement. (4)*

10.19   Form of First Farmers and Merchants Bank Director Deferred Compensation Agreement. (4)*

10.20   First Farmers and Merchants Bank Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.21   First Farmers and Merchants Corporation Director Deferred Compensation Agreement with Tim E. Pettus, dated as of March 5, 2008. (4)*

10.22   First Farmers and Merchants Bank Change in Control Agreement with Robert E. Krimmel. (5)*

13        Annual Report to Shareholders.

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

101      Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual             Report on Form 10-K for the year ended December 31, 2015, is formatted in XBRL (Extensible Business          Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2015          and 2014; (ii) the Consolidated Statements of Income for each of the years ended December 31, 2015,   2014 and 2013; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for each of the years    ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for each of             the years ended December 31, 2015, 2014 and 2013; and (v) the Notes to Consolidated Financial             Statements, tagged as blocks of text.

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

(5)   Incorporated by reference to the First Farmers and Merchants Corporation Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2015 (File Number 000-10972).

(6)   Incorporated by reference to the First Farmers and Merchants Corporation Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 5, 2014 (File No. 000-10972).

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

Date:  March 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2016	/s/ T. Randy Stevens
T. Randy Stevens, Director and Chairman
Principal Executive Officer

Date:	March 1, 2016	/s/ Timothy E. Pettus
Timothy E. Pettus, Director and Vice-Chairman

Date:	March 1, 2016	/s/ M. Darlene Baxter
M. Darlene Baxter, Director

Date:	March 1, 2016	/s/ Jonathan M. Edwards
Jonathan M. Edwards, Director

Date:	March 1, 2016	/s/ Thomas Napier Gordon
Thomas Napier Gordon, Director

Date:	March 1, 2016	/s/ Dalton M. Mounger
Dalton M. Mounger, Director

Date:	March 1, 2016	/s/ Patrick J. Riley
Patrick J. Riley, Director

Date:	March 1, 2016	/s/ Matthew M. Scoggins, Jr.
Matthew M. Scoggins, Jr., Director

Date:	March 1, 2016	/s/ W. Lacy Upchurch
W. Lacy Upchurch, Director

Date:	March 1, 2016	/s/ Dr. David S. Williams
Dr. David S. Williams, Director

Date:	March 1, 2016	/s/ Robert E. Krimmel
Robert E. Krimmel, Chief Financial Officer
Principal Financial and Accounting Officer